Form 10-K
period 1993-12-31
UNOCAL CORP/DE
filed 1994-03-31
CIK 716039

                                      1993
                                      ----
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

         X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the fiscal year ended December 31, 1993
                                        -----------------

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _____________ to ____________.

                         Commission file number 1-8483

                               UNOCAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                    95-3825062
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification No.)

 1201 WEST 5TH STREET, LOS ANGELES, CALIFORNIA                  90017
   (Address of Principal Executive Offices)                  (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (213) 977-7600

          Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
    Common Stock, par value                 New York Stock Exchange
     $1.00 per share                        Chicago Stock Exchange
                                            Pacific Stock Exchange
    Stock Purchase Rights

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                               -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 15, 1994 (based upon the average of the high and low prices of these shares on the New York Stock Exchange Composite Transactions listing) was $6,576 million.

   Shares of Common Stock outstanding as of March 15, 1994: 241,841,427

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of 1994 Proxy Statement                   Part III

                                    PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

   Unocal Corporation was incorporated in Delaware on March 18, 1983, to operate as the parent of Union Oil Company of California (Union Oil) which was incorporated in California on October 17, 1890. Virtually all operations are conducted by Union Oil which does business as Unocal. The terms "Unocal" and "the company" as used in this report mean Unocal Corporation and its consolidated subsidiaries, except where the context indicates otherwise.

   Unocal is a fully integrated, high-technology energy resources company whose worldwide operations comprise many aspects of energy production. The company is principally engaged in the exploration for, and the production, transportation and sale of, crude oil and natural gas in the United States and foreign countries; and the manufacture, purchase, transportation and marketing of petroleum and selected chemical products. The company is also engaged in the exploration for, and the production and sale of, geothermal resources. Other operations include the production and marketing of specialty minerals, and real estate development and sales. In addition, the company conducts research programs in support of the above businesses.

   Unocal competes in a challenging business environment of global competition, political instability, rapid technological developments, volatile oil and gas prices, and rising costs of environmental regulations. In order to meet these challenges, the company has gone through many changes in recent years. The company has sold or shut down most businesses that were marginally related to its core activities or that were not a good strategic fit for Unocal.

   In 1993, management developed and implemented a ten-year plan for growth with a strategy firmly focused on Unocal's basic business and core competitive strengths. The plan focuses on improving cash flow from operations and strengthening profitability. Unocal expects to accomplish this plan primarily by increasing energy resource production and continuing to emphasize cost control and improvement in all areas of operations. During 1993, the company launched a three-year development program to accelerate the production of proved undeveloped reserves in the United States, primarily in the Gulf of Mexico. Unocal's long-term growth strategy is to expand its extensive oil, gas and geothermal operations in Southeast Asia. Unocal also expects to help develop the energy resources potential in the greater Middle East, including the Caspian Sea.

   The company initiated the above plan as a result of significant progress made toward meeting the three goals management established in early 1992. These goals were: reducing total debt by $1.5 billion by May 1997; generating $700 million in after-tax proceeds from sales of nonstrategic assets by May 1994; and increasing annual after-tax contributions to cash flow by $200, also by May 1994. Since then, Unocal has reduced its total debt by $1.2 billion, about 80 percent of the way toward the goal. The company is also 80 percent of the way toward meeting its two-year asset sales goal. At year-end 1993, $560 million in after-tax proceeds were generated from asset sales. The third goal has been accomplished by streamlining business organization and continuing to cut costs, reducing staff, consolidating offices and eliminating nonessential activities.

   During 1993, the company sold its geothermal operations in the Imperial Valley of California, its national auto/truckstop system and its retail agricultural products business. Planned asset sales in 1994 primarily include oil and gas properties.

   Unocal's operations are principally divided into two divisions: the Energy Resources Division and the Petroleum Products and Chemicals Division.

   The Energy Resources Division produces crude oil and natural gas, and its largest operations are located in Thailand and the Louisiana/Gulf of Mexico region. Other foreign producing locations include Indonesia, Canada and the Netherlands. Unocal also produces geothermal fluids and steam to generate power in The Geysers in northern California, the Philippines, and soon on the island of Java in

Indonesia. The company's current business developments include a gas development project offshore Myanmar and geothermal projects on the islands of Java and Sumatra in Indonesia. Unocal is also pursuing an interest in a Caspian Sea oil development project offshore Azerbaijan.

   The Petroleum Products and Chemicals Division principally converts basic energy resources into higher-value products. Unocal operates three refineries in California and markets petroleum products in the western United States, Alaska and Hawaii. Unocal holds a 50 percent interest in The UNO-VEN Company (UNO-VEN), a Midwestern refining and marketing company. Using natural gas as feedstock, the company manufactures nitrogen-based fertilizers in southern Alaska to supply markets in the western United States and Pacific Rim countries. Unocal also produces and markets petroleum coke, lanthanides (rare earths), and specialty graphites.

   Unocal's net earnings, excluding the effects of accounting changes, were $343 million in 1993, up significantly from $196 million in 1992. The earnings increase was primarily due to higher domestic natural gas prices and production, improved margins for refining and marketing operations, lower exploration expenses, continued cost reductions, and lower interest expense. These gains were partially offset by lower crude oil prices. For a more detailed analysis of the company's financial results and information on capital expenditures, see Management's Discussion and Analysis under Item 7 of this report. Financial information relating to the company's business segments, geographic areas of operations, and sales revenues by classes of products is presented under Item 8 of this report.

PETROLEUM OPERATIONS

OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

UNITED STATES

   The company holds approximately 1.1 million net acres of proven lands in 21 states. Most of these lands are located in Texas, Louisiana, California, Alaska, Oklahoma, New Mexico, and Montana. The company also holds approximately
1.8 million net acres of unproved lands in 26 states. Most of these lands are located in Alaska, Texas, Louisiana, California, Colorado, Michigan, Florida and Wyoming. Proved and unproved acreage in federal offshore exploration and production areas are included in the contiguous states.

   Unocal's domestic crude oil production comes principally from fields in Alaska (27%), California (25%), Texas (19%) and Louisiana (18%). Approximately 42% of domestic natural gas production is from offshore and onshore fields in Louisiana, with most of the balance coming from Texas (22%), Alaska (13%), California (8%), and Oklahoma (4%).

   Unocal has varying ownership interests in 26 natural gas processing plants located near major gas fields in the United States. The company operates 12 of these plants and has full ownership in four. At December 31, 1993, one plant operated by Unocal and two plants operated by other companies were idle.

   Most of the company's crude oil produced in the United States is either delivered to or exchanged for crude oil that is processed in the company's refineries. A substantial portion of the natural gas produced domestically is sold to third parties under contracts having a term of at least one year. Another large portion of the domestic gas production is sold to third parties in the spot market. The remainder is primarily used in the company's chemicals operations or as fuel in its refineries.

   The following are highlights of Unocal's domestic exploration and development activities in 1993:

   EXPLORATION ACTIVITIES. Unocal's exploration success rate in the Gulf of Mexico was 74 percent in 1993, with commercial hydrocarbons found in 20 of the 27 wells drilled in either unproved areas or untested formations within proved areas. The company has been active in this area for more than 50 years. In recent years, improved exploration techniques have revealed new oil and gas resources. In 1993, Unocal completed extensive 3-D seismic coverage of its oil and gas fields along the Gulf Coast, yielding new finds in new fault blocks and deeper zones.

   Offshore Texas, Unocal development in the Brazos A-105 Block has brought new life to a field that, after 20 years on production, was nearing depletion. Development in a new, deeper zone is expected to increase field production to 150 million cubic feet of gas per day by April 1994. Unocal is the operator with a 56.25 percent working interest.

   Onshore, Unocal logged new gas reserves in Fresh Water Bayou in Louisiana in January 1994. The discovery well, Louisiana Furs C-16, tested at a daily rate of 30.3 million cubic feet of gas and 192 barrels of condensate. The well was drilled to a total depth of 19,260 feet and was completed in a producing horizon below 17,500 feet. Production is expected to begin in mid-April once natural gas handling facilities are completed. Unocal is the operator and holds a 50 percent working interest in the well.

   Unocal discovered gas at Felicia Creek in Liberty County, Texas, in January 1993 and brought a second well on production in December. The field's daily production averaged 8.8 million cubic feet of gas and 660 barrels of condensate in February 1994. Unocal, the operator, holds a 50 percent interest in the 2,800-acre Area of Mutual Interest in which the field is located.

   DEVELOPMENT ACTIVITIES. In 1993, the company launched a three-year accelerated drilling program to increase production of its extensive inventory of proven undeveloped oil and gas resources, primarily in North America. In the fourth quarter 1993, the drilling program began to pay off, with U.S. gas volumes up 10 percent compared with the fourth quarter 1992. Increased gas production in the Gulf of Mexico helped push Unocal's U.S. production above 1 billion cubic feet per day in the fourth quarter 1993. Gulf operations account for more than a third of the company's worldwide gas production. In February, daily Gulf production of more than 664 million cubic feet of gas was the highest in 12 years.

   In December 1993, Unocal started production from a well on Mobile Block 904 offshore Mississippi. This is the company's first production from the Norphlet trend, a prolific deep gas play. At 22,400 feet, the well is one of the deepest Unocal has drilled in the Gulf of Mexico. Daily production averaged 23 million cubic feet of natural gas in January 1994 and is expected to increase above 30 million cubic feet. Unocal's interest is 100 percent. Nearby Mobile Block 861, brought on stream in February 1994, could add 30 million cubic feet per day. The company holds a 25 percent interest. Vermilion block 328 (50 percent interest), also brought on stream in February, is expected to produce 24 million cubic feet per day by June 1994.

   Offshore Louisiana, Unocal has a 50 percent interest in Garden Banks 191, on stream since November 1993. This field is expected to produce 160 million cubic feet of gas per day by October 1994. Unocal also holds a 50 percent interest in Garden Banks 189, which achieved peak gas production of 69 million cubic feet per day in January 1994.

   Development drilling will continue in the Chakachatna area of the Cook Inlet (Alaska). In 1994, four wells are planned to be drilled.

   In central California, three 1992 natural gas discovery wells were placed on production after the completion of a pipeline. Unocal's two 100 percent-owned wells produced at a combined rate of 10.7 million cubic feet per day after production began during December 1993. The other well, a farmout, produced at a rate of 3.2 million cubic feet per day. Unocal's interest in the farmout well will be 34 percent after payout.

FOREIGN

   Unocal conducts production operations in six foreign countries: Thailand, Indonesia, Netherlands, United Kingdom, Canada and Zaire. The company sells most of the natural gas it produces overseas to third parties under long-term contracts. The crude oil and condensate produced overseas are primarily sold at spot market prices.

   THAILAND. Unocal began natural gas production in Thailand in 1981 which has become a major operation of the company. In February 1994, Unocal Thailand's cumulative gas sales from the Gulf of Thailand topped two trillion cubic feet.

   Unocal Thailand's fields in the Gulf achieved record production -- above 800 million cubic feet per day -- in the first half of 1993. However, that level was reduced in July when another company began production from the Bongkot gas field, which also feeds into the main pipeline that carries gas from the offshore gas fields to Rayong on the country's eastern seaboard.

   The Petroleum Authority of Thailand owns and operates the pipeline. The decrease in Unocal production has been offset somewhat by the smaller Khanom pipeline, which started regular deliveries of gas to southern Thailand in February 1994. The reduced delivery levels will be eliminated after a second major pipeline to Rayong begins operation. The new pipeline is scheduled for completion in 1996.

   Unocal Thailand's gross production averaged 747 million cubic feet of gas per day and 27,000 barrels of condensate per day in December 1993, and that rate is expected to increase slightly in 1994. Unocal's working interests in the three contract areas in the Gulf of Thailand average 75 percent. Unocal Thailand currently has more than 1,100 employees and an average of 1,500 employees of contractors in its natural gas operation. Unocal and its partners have spent more than $3.6 billion developing the offshore gas fields. Spending estimates for 1994 are approximately $280 million.

   Unocal will continue to develop its natural gas fields in the Gulf of Thailand to sustain production and prepare for future increases. The Jakrawan field came on production in December 1993, bringing to eight the number of gas fields Unocal operates in the Gulf. Initial tests from the first production platform indicate that Jakrawan's daily production could peak at 60 million cubic feet of gas and 1,500 barrels of condensate. Development of a second platform should begin in late 1994 when the construction of a pipeline is underway.

   New drilling platforms have been installed in the Erawan and Platong fields. Appraisal drilling in the Pailin field in the Gulf and exploration onshore in northeast Thailand continue.

   Gas demand in Thailand is expected to continue its active growth over the next 10 to 15 years, providing a market for increased production from the Gulf and new supplies from neighboring countries. Unocal and Total, the operator, have completed successful appraisal drilling in the Yadana gas field offshore Myanmar. Negotiations are under way to construct a pipeline and sell the gas to markets in both Myanmar and Thailand.

   INDONESIA.  Unocal began oil production in Indonesia in 1972 after the
discovery of the Attaka field.   The field's cumulative oil production reached
500 million barrels in May 1993. Through field extensions and new discoveries, Unocal continues to increase the field's oil and gas production. In August 1993, a new platform was set in the Attaka field. Daily production from the platform averaged 12,000 barrels of oil and 8 million cubic feet of gas by January 1994, boosting Attaka's total daily production by more than 30 percent. The company's interest in Attaka is 50 percent.

   The new Serang field, 12 miles from Attaka, began production in December 1993. The platform was set in 328 feet of water, a record depth for Indonesia. Production is expected to reach 16,000 barrels of oil per day and 30 million cubic feet of gas per day in 1994. Unocal's interest in Serang is 100 percent.

   Exploratory drilling is planned in the southeastern end of the Indonesian archipelago during 1994.

   CANADA. Net crude oil production averaged 16,500 barrels per day in 1993, down from 17,900 barrels per day in 1992. Daily production of natural gas was 42 million cubic feet, a 36 percent decrease from the 1992 level. The decreases were primarily the result of property sales.

   Expansion of the gas storage facility at Aitken Creek in Northern British Columbia continued in 1993. The facility, the largest producer-owned gas storage in Canada, stores gas for delivery when needed to British Columbia, the Pacific Northwest and California. The facility can now deliver 250 million cubic feet of gas per day, up from 150 million cubic feet per day in 1992. Aitken Creek handled 36 billion cubic feet of gas in 1993, and the company's share was 16 billion cubic feet.

   NETHERLANDS. Offshore the Netherlands, the new Horizon oil field is now producing a total of 12,700 barrels (gross) daily from three wells. Daily production is expected to exceed 20,000 barrels in 1994 once three additional wells are drilled. Located in the Dutch North Sea's Block P/9, the Horizon platform began production in August 1993. The field was discovered in 1982. Unocal's advances in horizontal drilling technology made field development economically possible. Horizontal wells are more productive than conventional wells because they can access more of the oil-bearing zones.

   Gross production from the other four fields averaged 8,800 barrels per day in 1993, down from 10,600 barrels per day in 1992. The decrease reflects continued natural decline of the fields.

   Unocal holds an 80 percent working interest in all five fields.

   UNITED KINGDOM. Gross production from the Heather field averaged 8,100 barrels of oil per day in 1993, a 16 percent decrease from a year ago. The field is in natural decline and is expected to cease production in 1995. Unocal holds a 31.25 percent interest in this field.

   ZAIRE. Gross production from five fields averaged 16,200 barrels of oil per day in 1993, compared with 18,900 barrels per day in 1992. The decrease was mainly due to natural decline. Unocal holds a 17.7 percent interest in these fields.

FOREIGN EXPLORATION AND OTHER

   Unocal pursues exploration opportunities and business development projects to sustain the long-term growth of the company. The company's exploration activity in high-risk, high-potential wildcat areas is limited to projects that pass rigorous geo-technical and economic review. Unocal has focused its exploration activities on about 15 trends worldwide. This assures concentration of technical talent and resources on the most promising trends with the highest potential value to the company.

   Unocal's business development group has focused on other opportunities where commercially attractive resources are known to exist and the challenge is to develop them effectively. Current activities to market confirmed gas resources offshore Myanmar and to seek a role in the development of significant oil and gas resources in the Caspian Sea reflect this strategy.

   Negotiations are ongoing between the Republic of Azerbaijan and an international consortium of oil companies of which Unocal is a member. These negotiations, if successfully concluded, represent major resource potential late in the decade. Although the geologic risk of the project is minimal and the technical challenges of development seem manageable, the political situation in the Caucasus region has not yet completely stabilized. Nevertheless, the region has clear interests in developing its major energy resources and offers many opportunities for Western expertise and capital to share the risks and economic rewards. Unocal is prepared to join its partners in the preliminary stages of development once a firm, commercially attractive agreement with the government is reached.

   In early 1993, Unocal signed a petroleum exploration agreement with the Republic of Trinidad and Tobago for a frontier block 45 miles off the east coast of Trinidad. Later the company completed an extensive 3-D seismic survey. The company expects to spend at least $12 million in 1994 to explore the block. Unocal currently holds a 100 percent interest in the block, which covers 486 square miles, with an average water depth of 300 feet. Under the terms of the agreement, the company will drill three wells. The company is currently seeking a partner to jointly explore the block.

   In Syria the company plans to spend $9 million to drill two exploratory wells in 1994.

   In light of the changing political climates and relationships between international oil companies and host governments in the foregoing and other parts of the world, including changes by producing countries in posted or tax-reference prices for crude oil, increases in tax rates (sometimes retroactively) and demands for increased participation in the ownership of operations, it is recognized that there could be changes in the status of Unocal's activities in these and other foreign countries during the coming years.


OPERATING AND RESERVE STATISTICS

   Set forth below are consolidated oil and gas reserve and operating data:


                                           1993    1992    1991
                                           ----    ----    ----
Net proved reserves at year end: /(a)/
 Crude oil and condensate - million
  barrels
  United States                              483     506     529
  Foreign                                    281     288     270
                                           -----   -----   -----
    Total                                    764     794     799

 Natural gas - billion cubic feet
  United States                            3,727   3,831   4,043
  Foreign                                  2,905   2,906   2,815
                                           -----   -----   -----
    Total                                  6,632   6,737   6,858

Net daily production: /(a)/
 Crude oil and condensate - thousand
  barrels
  United States                              148     151     156
  Foreign                                     98     100     101
                                           -----   -----   -----
    Total                                    246     251     257

 Natural gas - million cubic feet
  United States                              952     933     899
  Foreign                                    647     647     624
                                           -----   -----   -----
    Total                                  1,599   1,580   1,523

 Natural gas liquids - thousand barrels
  Plant                                        4       5       5
  Leasehold /(b)/                             16      13      12
                                           -----   -----   -----
    Total                                     20      18      17

Natural gas sales to public - million
 cubic feet daily
  United States                              752     766     761
  Foreign                                    670     661     629
                                           -----   -----   -----
    Total                                  1,422   1,427   1,390

   For additional information regarding oil and gas financial data, and oil and gas reserve data and its related present value of future net cash flow, see pages 50 through 55 of this report.

   During 1993, certain estimates of underground oil and gas reserves were filed with the Department of Energy under the name of Union Oil. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission.

- --------
(a) Includes net profit type agreements on a gross basis. Natural gas is reported on a wet gas basis; production excludes gas consumed on lease.

(b)   Net of plant retention.

OIL AND GAS ACREAGE

                                        As of December 31, 1993
                                          (thousands of acres)
                             -------------------------------------------
                               Proven Acreage      Prospective Acreage
                             ------------------   ----------------------
                              Gross       Net         Gross        Net
                             ------   ---------   -----------   --------
United States                 1,563       1,145         2,636      1,804
Far East                        276         200        32,856     15,243
Other Foreign                   270         148         7,663      4,572
                             ------       -----        ------     ------
      Total                   2,109       1,493        43,155     21,619
                             ======       =====        ======     ======

PRODUCIBLE OIL AND GAS WELLS

                                     As of December 31, 1993
                             ----------------------------------------
                                   Oil                    Gas
                             ------------------   -------------------
                              Gross        Net      Gross        Net
                             -------    -------   --------    -------
United States                 8,994       4,985      1,466        850
Far East                        171         121        322        238
Other Foreign                 1,528         636        450        311
                             ------       -----     ------     ------
      Total                  10,693       5,742      2,238      1,399
                             ======       =====     ======     ======

  The company had 343 gross and 220 net wells with multiple completions.

 DRILLING IN PROGRESS

                               As of December 31, 1993
                             --------------------------
                                 Oil and Gas Wells
                             --------------------------
                                Gross          Net
                             ----------   -------------
United States                    44            30
Far East                         41            30
Other Foreign                    12             6
                                ---           ---
      Total                      97            66
                                ===           ===

   The company had ten secondary recovery projects in process of installation at December 31, 1993.

NET OIL AND GAS WELLS COMPLETED AND DRY HOLES


                                   Productive                 Dry
                               ------------------      ------------------
                               1993*  1992   1991      1993*  1992   1991
                               ----   ----   ----      ----   ----   ----
Exploratory
  United States                  9      5      7        11     11     15
  Far East                       4      -      -         3      4      8
  Other Foreign                  1      -      -         4      4      9
                               ----   ----   ----     ----   ----   ----
      Total                     14      5      7        18     19     32
                               ====   ====   ====     ====   ====   ====

Development
  United States                164     155   140         7      8      6
  Far East                      60      68    44         4      4      1
  Other Foreign                 17      17    19         2      4      2
                              ----    ----   ----     ----   ----   ----
      Total                    241     240   203        13     16      9
                              ====    ====   ====     ====   ====   ====

- ----------------
* The number of net wells in the 1993 Annual Report to Stockholders was misstated.

REFINING, MARKETING AND TRANSPORTATION ACTIVITIES

REFINING

   Unocal owns and operates three refineries in California. The company also has a 50 percent interest in the Chicago Refinery (Illinois), which is operated by UNO-VEN.

   The refineries manufacture a complete line of high-quality petroleum products and certain basic chemicals, including automotive and aviation gasolines, liquefied petroleum gases, naphthas and solvents, jet and turbine fuels, kerosine, diesel oils, automotive and industrial lubricating oils, waxes, asphalts, residual fuel oils and petroleum coke. Rated capacities of crude oil processing units for the four refineries are summarized below.

      Refinery                                             Barrels Per Day
      --------                                             ---------------
      California
         Los Angeles-Wilmington and Carson plants              125,000
         San Francisco                                          77,000
         Santa Maria*                                           44,000
      Illinois
         Chicago (equity share)                                 73,500

   The Carson plant was purchased in 1991 and was fully integrated into Unocal's refining system in 1992. During 1993, additional pipelines were completed to interconnect the Wilmington and Carson plants to increase the reliability and flexibility of refinery operations. Also, the company moved the main components of a gas-oil hydrotreater from its closed shale-oil facility in Colorado to the Carson plant. The company plans to install the hydrotreater during 1994. The new unit will increase hydrotreating capacity at Carson by nearly 30 percent, thereby boosting its gasoline production.

   Unocal's California refining system operates in a difficult business climate, primarily because of increasingly stringent environmental regulations. Reformulated gasoline, manufactured to Environmental Protection Agency (EPA) standards, must be available for sale by January 1995 in compliance with the Federal Clean Air Act Amendments of 1990. By March 1996, the more stringent California Air Resources Board (CARB) standards take effect in California. Unocal will complete EPA gasoline manufacturing facilities at its Los Angeles refinery in the fourth quarter of 1994. Construction of facilities to produce CARB gasoline is scheduled for completion at the Los Angeles and San Francisco refineries in late 1995.

   Unocal expects to spend approximately $210 million in 1994 and $175 million in 1995 to modify its refineries in order to produce these reformulated fuels. The goal is to maximize production of reformulated fuels while controlling costs.

   In the third quarter of 1993, Unocal began producing diesel fuel to meet CARB requirements. Through an innovative approach, the company was able to start production of the CARB formulation with relatively modest capital expenditures.

   Unocal's Los Angeles Refinery only suffered minor damage when a major earthquake hit Southern California on January 17, 1994.

- ------------------
* Produces unfinished products for further processing at the company's San Francisco and Los Angeles refineries.

   The company's input to crude oil processing units and refinery production data, including its equity portion of UNO-VEN, are shown below.

                                            1993     1992     1991
                                        -----------------------------
                                           Thousand Barrels per day
                                        -----------------------------
Input to crude oil processing units
  Crude oil                                   273      269      247
  Other materials                              15       17       16
                                             ----     ----     ----
    Total                                     288      286      263
                                             ====     ====     ====
Refinery production
  Gasoline                                    158      152      152
  Kerosine, heating oil and diesel fuel        72       72       69
  Fuel oil                                     19       24       31
  Other products                               68       64       45
                                             ----     ----     ----
    Total                                     317      312      297
                                             ====     ====     ====

MARKETING

   Unocal markets gasoline and other refined petroleum products in the United States under the "Unocal 76" trade name. Gasoline is marketed, directly or through jobbers and marketers, to consumers at retail service stations. Substantially all retail outlets, including locations owned and leased by the company, are operated by independent dealers. The retail outlets also sell branded tires, batteries and other automobile accessories.

   In addition, jet fuels, diesel fuel, lube oil, and heavy fuel oil are marketed to commercial users. The company's crude supply and transportation group also markets crude oil produced by Unocal or purchased from others.

   WEST COAST.  Unocal's retail marketing on the West Coast covers seven states:
California, Arizona, Nevada, Hawaii, Washington, Oregon and Alaska. The company has about a 13.5 percent market share in the greater Los Angeles metropolitan area which represents one of the world's largest regional gasoline markets. The West Coast marketing network includes 236 wholesale marketing stations and terminals, and approximately 1,500 service stations.

   Over several years, Unocal has worked to strengthen its retail marketing effort. In October 1993, the company introduced co-branded, no-fee Visa and Mastercard credit cards. Card users earn a one percent rebate on all purchases, credited monthly against purchases from Unocal 76 stations. By March 1994, Associated National Bank of Delaware had opened more than half a million co-branded accounts. Unocal continues to offer its private label card, with 1.4 million active accounts. Unocal plans to outsource the data processing of its private label credit card program. Unocal signed an agreement with First Data Resources to handle the processing at its center in Tulsa, Oklahoma. The move is expected to occur during the second quarter of 1994.

   The company is also investing in improved technology at its service stations. A satellite-based electronic point-of-sale system installed at 900 stations will speed credit card transactions and reduce their cost. By the end of 1994, nearly 330 service stations are scheduled to have card readers in the gasoline dispensers.

   The company continues its low-cost programs to help its independent dealers increase station volumes. These include improving service station appearance and lighting, and surveying customers to identify ways to improve the quality of service.

   SOUTHEAST MARKETING AND AUTO/TRUCKSTOPS. At the end of 1993, Unocal has substantially completed the phase-out of its marketing operations in the southeastern United States. Unocal has lube oil terminals and blending operations in Savannah, Georgia, which have been integrated into the company's system.

   In early 1993, the company completed the sale of its national auto/truckstop system to National Auto/Truckstops, Inc. (National) for approximately $180 million. The sale included the transfer of 140 branded facilities of which 97 were Unocal-owned locations. National markets its products under the "76" trade name.

   The company's sales volumes of refined products, crude oil and natural gas liquids, including its equity portion of UNO-VEN, are as follows:

                                            1993     1992     1991
                                        ------------------------------
                                           Thousand Barrels Per Day
                                        ------------------------------
Petroleum Products
 Gasoline                                     194      235      266
 Kerosine, heating oil and diesel fuel         93      121      126
 Fuel Oil                                      13       17       28
 Other products                                45       44       16
                                             ----     ----     ----
   Total                                      345      417      436
                                             ====     ====     ====

Crude Oil
 Sales                                        375      414      434
 Purchases                                    371      421      478

Natural gas liquids                            22       24       21

   The decline in sales volume from 1991 was principally due to the phase-out of the company's marketing operations in the southeastern United States.

TRANSPORTATION


   Unocal's petroleum supply and transportation operations provide important support functions, keeping refineries supplied with feed stocks and transporting products to market. A substantial part of Unocal's crude oil production and purchases is transported to the company's refineries or to selling locations by approximately 8,700 miles of raw material pipelines which Unocal owns, wholly or partially, or leases. Unocal also has interests in approximately 7,400 miles of refined product pipelines, either owned or through 17 joint venture pipelines. The company has a 20.75 percent interest in the Colonial Pipeline Company. The Colonial system runs from Texas to New Jersey, and transports a significant portion of all liquefied petroleum products consumed in its 13-state market area.

   Unocal Pipeline Company, a wholly owned subsidiary, has a 1.36 percent participation interest in the Trans-Alaska Pipeline System (TAPS), which transports crude oil from the North Slope of Alaska to the port of Valdez in Alaska. In 1993, TAPS oil throughput averaged 1.7 million barrels per day, of which Unocal's share was approximately 23,000 barrels per day.

   Unocal's marine fleet at year-end 1993 consisted of one crude oil tanker, two refined product tankers and one chemical product tanker. The company also has an extensive fleet of product tank trucks.

THE UNO-VEN COMPANY (UNO-VEN)

   UNO-VEN, a refining and marketing partnership in the Midwest, owns the Chicago Refinery, 12 product terminals, 4 lubricant terminals and a lube oil blending and packaging plant. UNO-VEN has a long-term crude oil supply agreement with a subsidiary of Petroleos de Venezuela, S.A. (PDVSA) which provides 135,000 barrels per day of Venezuelan crude as feedstock for the refinery through the year 2009. All products produced from its refinery operations are marketed under the "76" trade name. UNO-VEN supplies, directly or through jobbers and marketers, approximately 2,670 service stations and 51 truckstops. UNO-VEN's wholesale marketing and bulk distribution network consists of 250 stations.

   UNO-VEN is an Illinois general partnership. The managing general partners, each with a 50 percent interest, are Midwest 76, Inc., a subsidiary of Union Oil, and VPHI Midwest, Inc., a Venezuela Petroleum Holdings, Inc. (VPHI) subsidiary. VPHI is a subsidiary of PDVSA.

CHEMICALS & MINERALS OPERATIONS

   Unocal is involved in the production and marketing of agricultural, carbon and mineral products. These businesses are divided into the two groups described below.

   AGRICULTURAL PRODUCTS. This group principally manufactures and markets nitrogen-based fertilizers for wholesale markets. Unocal is a major fertilizer supplier for U.S. farmers west of the Rockies and to the Pacific Rim markets.

   In February 1993, the company's wholly owned subsidiary, the PureGro Company, sold its remaining 33 agricultural retail outlets, primarily in the western United States.

   Unocal's primary fertilizer manufacturing plants, located in Kenai, Alaska, produce ammonia and urea for agricultural applications using natural gas as feedstock. The natural gas comes primarily from nearby Unocal-operated fields. This operation is supported by a system of West Coast terminals, and product upgrading plants in Kennewick, Washington, and West Sacramento, California.

   Unocal's agricultural products operations faced major challenges with China's reduction in urea imports and increased exports of ammonia and urea from former Soviet republics. However, by year-end 1993, production in the former Soviet republics was diminishing and markets began to return to the pre-1993 balance. While domestic markets were impacted by the international market, Unocal serves a stable, mature market for nitrogen fertilizers in the western United States.

   In May 1993, Unocal completed its first shipment since 1974 to Vietnam. The Kenai plant shipped 18,000 tons of urea, primarily for rice cultivation. This market is expected to grow as a result of the normalization of U.S.-Vietnam trade relations announced in February 1994.

   CARBON AND MINERAL PRODUCTS. Green petroleum coke, a by-product of refining operations, is calcined for use in aluminum production and other industrial applications. Green sponge coke is also sold in the United States and overseas as fuel. Calcining plants are located adjacent to Unocal's Santa Maria and San Francisco refineries and UNO-VEN's Chicago Refinery.

   Petroleum coke sales were reduced in 1993 because of the recession in the aluminum industry. Increased coke sales for chemical reduction processes and fuel partially offset the decline.

   The Needle Coker Company, a joint venture equally owned by Unocal and UNO-VEN, produces calcined needle coke at facilities adjacent to UNO-VEN's Chicago Refinery. Needle coke is a high quality petroleum coke used to make graphite electrodes for the production of steel in electric arc furnaces.

   Through its wholly owned subsidiary, Poco Graphite, Inc., the company manufactures premium graphite materials for use in electrodes, semiconductors, biomedical products and other advanced technologies. The subsidiary experienced its seventh consecutive year of sales growth. Construction is under way to expand the company's manufacturing capacity in Decatur, Texas.

   Unocal's mineral operations are carried out by Molycorp, Inc., a wholly owned subsidiary, which mines, processes and markets lanthanides. It operates a lanthanide mine and mill, and a chemical plant at Mountain Pass, California. Lanthanide elements have a variety of applications in industrial and electronic products, including high-strength magnets, television phosphors, and auto and refining catalysts. Lanthanide markets have become highly competitive over the past 10 years with the entry of suppliers from China, Japan and Eastern Europe. Molycorp continued to focus its production on high-quality cerium of which demand is growing for use in automobile catalytic converters and glass to help filter ultraviolet radiation.

   Molycorp also owns an approximate 45 percent interest in CBMM, a Brazilian company which is the world's largest niobium producer. Niobium is used as a hardening agent in steel.

   Operations have been suspended at Molycorp's molybdenum mine and mill at Questa (New Mexico), its molybdenum roasting facility in Washington (Pennsylvania), and its lanthanide processing facilities at Washington and York (Pennsylvania) and Louviers (Colorado).

   The company's production of ammonia, processed sponge coke and lanthanides are as follows:

                                           1993    1992    1991
                                        ------------------------
Ammonia - tons daily                       3,510   3,452   3,082
Processed sponge coke - tons daily         1,398   1,727   1,595
Lanthanide concentrates - million pounds      39      47      41

GEOTHERMAL OPERATIONS

   Unocal is the world's largest supplier of geothermal energy for power generation, with major operations in California and the Philippines and a new development project in Indonesia. The production of geothermal resources for power generation has been a core business for Unocal for more than 20 years. Unocal's reserves of 125 million megawatt-hours represents the energy equivalent of 188 million barrels of oil. In 1993, net geothermal electricity production from worldwide operations was 7.3 million megawatt-hours, the energy equivalent of 10.9 million barrels of oil.

   In 1993, Union Oil sold its geothermal operations in the Imperial Valley of California. The underlying geothermal reserves sold only represented about nine percent of the company's geothermal reserves.

   Unocal expects to begin supplying steam for power generation at the company's first geothermal development in Indonesia in the second quarter of 1994. Demand for electricity is rapidly increasing in this nation of nearly 200 million people. Unocal currently has proven geothermal reserves on the island of Java that represent about 35 million barrels of crude oil equivalent. The company will begin exploration of very encouraging resource prospects on the island of Sumatra in 1994.

   In December 1993, Unocal tested steam production in the Gunung Salak geothermal field, located near Jakarta. Unocal will supply steam to two generating plants with a combined 110-megawatt capacity under a contract with PERTAMINA, the Indonesian state oil company. The plants are scheduled to begin operation in the second quarter of 1994. The contract also calls for Unocal to develop steam to supply an additional 220 megawatts of generating capacity at Salak as development proceeds. Unocal is now negotiating to expand its role and accelerate development.

   On northern Sumatra, Unocal will begin exploration drilling in the Sarulla block in mid-1994. The company signed a contract with PERTAMINA in February 1993 to appraise and develop geothermal resources of up to 1,000 megawatts in the 240,000-acre tract south of Medan. If this resource is proven, Unocal will build and operate the power plants at Sarulla under an energy sales contract with PLN, the Indonesian State Electric Company. The contract calls for the transfer of the power plants to PLN after an agreed period of operation. Following the transfer, Unocal would continue to sell geothermal energy to PLN for the remaining project life.

   Below are geothermal reserves and operating data:

                                              1993       1992      1991
                                              ------    -------    -----
Net proved geothermal reserves at year end:
       - billion kilowatt-hours                125        128        131
       - million equivalent oil barrels        188        192        197
Net daily production:
       - million kilowatt-hours                 20         23         23
       - thousand equivalent oil barrels        30         34         35
Net geothermal lands in acres
       - proven                             20,249     34,931     34,134
       - prospective                       457,943    359,016    362,573
Net producible geothermal wells                266        268        270


OTHER OPERATIONS

REAL ESTATE

   The Unocal Real Estate Division is responsible for managing and disposing of surplus company-owned properties. The Division manages office facilities and also handles the office leasing and sub-leasing operations for the company. Unocal Land & Development Company, a wholly owned subsidiary, is responsible for the development and sale of certain real estate assets for industrial, commercial and residential purposes.

RESEARCH

   Unocal has approximately 560 company research scientists, engineers and support personnel working at a research center located in Brea, California. Their primary functions are to provide the operating divisions with technical services which improve the overall performance of their operations and to develop new and improved products, processes and techniques for use in every phase of the petroleum business and in pertinent areas of the chemical and geothermal industries. A majority of the research group reports to the operating divisions.

   Unocal owns over 1,223 active patents in the United States and abroad which are generally available to others under revenue producing licensing agreements. In 1993, Unocal sold 19 such licenses.

   The company's total research and development expenditures were $29 million in 1993, $50 million in 1992 and $63 million in 1991. Expenditures for technical services were $57 million, $44 million and $41 million for the years 1993, 1992 and 1991, respectively.

COMPETITION

   The petroleum industry is highly competitive. Unocal competes with numerous companies in all phases of its petroleum operations. The company is also in competition with other producers and marketers of non-petroleum energy.

   Competition for finding, developing and producing oil and gas resources occurs in bidding for domestic prospective leases or foreign exploration rights, acquisition of geological, geophysical and engineering knowledge, and the cost-efficient development and production of proved oil and gas reserves. The future availability of prospective domestic leases is subject to competing land uses and federal, state and local statutes and policies. The company's geothermal operations are in competition with producers of other energy resources.

   Competition also exists in the manufacture, distribution and marketing of petroleum products. In the refining segment, the ability to produce high-value products at a competitive cost, while meeting regulatory standards, is of primary importance. On the marketing side, price, customer service, advertising and new product development are the major factors affecting competition. In the chemical businesses, the key competitive factors for the company's fertilizer products are prices, cost and availability of gas supplies; and for petroleum coke, product quality and prices.

EMPLOYEES

   As of December 31, 1993, Unocal had 13,613 employees compared with 14,687 a year ago. The decrease principally reflects the impact of business divestments. Of the total employees, 2,248 were represented by various labor unions.

   Collective bargaining agreements covering represented employees at Unocal's refineries and various other facilities were entered into during February of 1993. Most of these new labor agreements are for three-year terms. See page 56 of this report for information on total payroll and employee benefits costs.

GOVERNMENT REGULATION

   Certain interstate crude oil pipeline subsidiaries of Unocal are regulated (as common carriers) by the Federal Energy Regulatory Commission. As lessee from the United States government, Unocal is subject to Department of the Interior regulations covering activities on the Outer Continental Shelf (OCS), and on onshore lands. In addition, state regulations impose strict controls on both state-owned and privately-owned lands.

   Some federal and state bills would, if enacted, significantly and adversely affect Unocal and the petroleum industry. These include the imposition of additional taxes, divestiture of certain operations, land use controls and restrictions on development of the OCS.

   Regulations promulgated by the Environmental Protection Agency (EPA), the Department of the Interior, the Department of Energy, the State Department, the Department of Commerce and other government agencies are complex and subject to change. New regulations may be adopted. The company cannot predict how existing regulations may be interpreted by enforcement agencies or court rulings, nor whether amendments or additional regulations will be adopted, nor what effect such changes may have on its business or financial condition.

ENVIRONMENTAL REGULATION

   Federal, state and local laws and provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection have a continuing impact on the company's operations. Significant federal legislation applicable to the company's operations includes the following: the Clean Water Act, as amended in 1977; the Clean Air Act, as amended in 1977 and 1990; the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended in 1984; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended in 1986 (CERCLA); the Toxic Substances Control Act of 1976, as amended in 1986; and the Oil Pollution Act of 1990. Various state and local governments have adopted or are considering the adoption of similar laws and regulations.

   The California Air Resources Board and the federal government have both adopted new standards for gasoline. The Federal Clean Air Act Amendments of 1990 require the manufacture and sale of reformulated gasolines in areas not meeting specified air quality standards by January 1, 1995. These requirements apply to the nine areas which have the worst ozone pollution, including Los Angeles and San Diego. The California Air Resources Board has established stricter standards than those imposed by the federal rules. These standards for reformulated gasoline are to become effective March 1, 1996. The company expects to spend $450 million over the three years ending in early 1996 to modify its refineries to meet these regulatory standards.

   The Air Quality Management Plan for the Los Angeles Basin, as adopted, and the Clean Air Act Amendments could, by the year 2000, significantly and adversely affect all of the company's petroleum operations in the Los Angeles area, including its refining operations located near the Los Angeles harbor and in Carson. The company believes it can continue to meet the requirements of existing laws and regulations, although changes in operating procedures and the acquisition of additional pollution control facilities may be necessary to meet future regulatory standards.

   The company has been a party to a number of administrative and judicial proceedings under federal, state and local provisions relating to environmental protection. These proceedings include actions for civil penalties or fines for alleged environmental violations, permit proceedings including hearing requests into the issuance or modification of National Pollution Discharge Elimination System (NPDES) permits, requests for temporary variance from air pollution regulations for refinery operations, and similar matters. The company has also joined or intervened with the American Petroleum Institute, the Western States Petroleum Association and with other oil companies in actions relating to guidelines and proposed and final regulations of the EPA, the Department of the Interior and other agencies.

   In 1993, the company spent approximately $133 million in capital expenditures in order to comply with and, in some cases, exceed the requirements of applicable federal and state environmental regulations. The company also incurred approximately $235 million of environment-related expense. This includes expenditures to remediate past contamination and Unocal's operating, maintenance, and administrative costs to maintain environmental compliance. Estimated 1994 environmental expenditures are $296 million in capital and $242 million in expense.

   For information on the company's environmental exposure, see Legal Proceedings below and the Environmental Matters section of Management's Discussion and Analysis on page 24 and Note 16 of the notes to consolidated financial statements on page 44 of this report.

OTHER MATTERS

   In the first quarter  of 1994, the company plans to write down its remaining
investment of $24.6 million in the Guadalupe Oil Field.   On March 4, 1994,
Unocal announced that if negotiations with the landowner permit the company to do so, it will permanently cease production at the field which currently produces 170 barrels of low gravity oil per day. The net cost to abandon the field is approximately $8 million.

   On March 15, 1994, the company pleaded no contest to three misdemeanor counts and paid penalties of $1.5 million. The remaining misdemeanor counts against the company and six employees were dropped by the San Luis Obispo County District Attorney. On March 23, 1994, a lawsuit seeking civil penalties was filed by the California Attorney General. See Legal Proceedings on page 16,
Item 4, for additional information.

   The company will continue to concentrate on the cleanup of the diesel-like additive formerly used to help produce the heavy crude oil. To date the company has spent about $1.5 million in cleanup costs. Additional immediate remedial cleanup is estimated at another $2 million. A longer term remediation plan is being formulated. Although the cleanup cost has not been determined it is not expected to have a material effect on the company's operating results or financial condition.

ITEM 3 - LEGAL PROCEEDINGS

   ( 1 ) The company may face potentially significant financial exposure from possible civil penalty citations, claims and lawsuits regarding environmental matters. These matters include, for example, properties requiring presently undeterminable amounts of cleanup efforts and expenses, soil or water contamination, and claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by the company.

   Within this category, there are various sites for which the company could be liable, either alone or in some proportionate amount with other defendants, for civil penalties, claims and lawsuits:


Denver Petrochemical Site, Colorado                  McColl Hazardous Waste Site, Fullerton, California
Geothermal Site, Imperial Valley, California         Oakland Petrochemical Site, California
Guadalupe Oil Field, San Luis Obispo, California     Operating Industries, Inc., Monterey Park, California
Gulf Coast Vacuum, Abbeville, Louisiana              Pure Oil Bulk Plant, Minneapolis, Minnesota
Heath Refinery, Heath, Ohio                          Purity Oil Sales site, Fresno, CA
Lorentz Barrel Site, San Jose, California            San Diego Terminal, California
Los Angeles Airport, Los Angeles, California         Western Processing Co., Kent, Washington

   The present state of the law which imposes joint and several liability on defendants, the potentially large number of claimants for any given site or exposure, the uncertainty attendant to the possible award of punitive damages, the imprecise and conflicting engineering evaluations and estimates of proper cleanup methods and costs, and the recent judicial recognition of new causes of action, all contribute to the practical impossibility of making any reasonable estimate of the company's potential liability for most of these environmental matters.

   The company is usually just one of several companies cited as a potentially responsible party. Although potential aggregate monetary damages might be substantial, Unocal's share of any liability is likely to be relatively small. Settlements and costs incurred in those matters that have previously been resolved have not been materially significant to the company's operating results or financial position.

   Except for specific sites discussed later, the company does not believe that the ultimate share of its liability at the above sites or other presently unknown sites will be material to its financial condition. Even though unlikely, an adverse decision awarding punitive damages to numerous plaintiffs or imposing joint and several liability for the cleanup obligations of other equally responsible parties, however, could have a material effect on the company's financial condition. Also, if liabilities are aggregated and assumed to occur in a single fiscal year, they could be material to the company's operating results.

   ( 2 )  In the Exxon Valdez litigation, Alyeska and its owners, including
                 ------------
Unocal Pipeline company, have reached a settlement for $98 million with the remaining private plaintiffs in the litigation. The settlement will resolve all outstanding private damage claims against Alyeska and its owner companies as a result of the spill. The settlement was approved by both the state and federal courts overseeing the litigation. Unocal's share of the settlement amount is about $1.3 million. Exxon has filed appeals seeking to enjoin Alyeska's settlement for the private damage claims.

   The parties have settled the remaining claims of the State of Alaska in State
                                                                           -----
of Alaska v. Exxon, et al., No. A92-175, U.S.D.C. Alaska (originally filed in
- --------------------------
Superior Court, Third Judicial District, No. 89-6852) and the United States in United States of America v. Exxon, et al., No. A91-082, U.S.D.C. Alaska, without
- -----------------------------------------
admitting liability. The defendants agreed to pay $31.7 million to settle the lawsuits, of which Unocal Pipeline company's share is $600,086.

   ( 3 )  The judgment against the company in Angelina Hardwood Lumber Company
                                              --------------------------------
v. Prairie Producing Co., Cause No. 24, 654-91-01, in the District Court of
- ------------------------
Angelina County, Texas, is still on appeal. The judgment holds the company liable for approximately $23.5 million in compensatory damages, $50 million in punitive damages, and $5.5 million in prejudgment interest and attorneys' fees. This case involves complicated factual and legal questions regarding a title dispute to natural gas producing properties in Louisiana. The company firmly believes that the judgment in this case is not justified and that a successful outcome on appeal is reasonably likely.

   ( 4 ) On March 15, 1994, the company entered a plea of no contest to three misdemeanor counts of a criminal complaint: a) California Water Code S 13272 - failure to report the discharge of petroleum product to State waters; b) California Water Code SS 13376 and 13387 (a) (1) - negligent failure to report the discharge of petroleum product to navigable waters; and c) California Fish and Game Code S 5650 - deposit of petroleum product where it could pass into State waters. (People v. Unocal Corporation, et al., DA #930004569, San Luis
               -------------------------------------
Obispo Country Municipal Court, State of California). All remaining charges against the company and six of its current and former employees were dismissed. The charges concern the failure to report contamination in the Guadalupe Oil Field that may have occurred at various times in the 1960s, 1970s and 1980s.

   The company agreed to pay $1.5 million in restitution and civil penalties. Most of the monetary sanctions were paid under a Stipulation for Judgment and Judgment Pursuant to Business & Professions Code 17200, et seq. in the case for civil penalties (People v. Unocal Corporation, CV 75157, Superior Court of the
                ------------------------------
State of California, County of San Luis Obispo).

   Under the terms of a three-year probation, the company must investigate and remediate the hydrocarbon contamination at the Guadalupe Oil Field to the satisfaction of the lead regulatory agency and also undertake a program of mandatory education and training concerning environmental regulations for its employees.

   A civil suit seeking various forms of penalties and restitution was filed on March 23, 1994 (People v. Union Oil Company of California, Superior Court of
               -------------------------------------------
San Luis Obispo County, Civil No. 75194) by the California Attorney General on behalf of the Department of Fish and Game, the Regional Water Quality Control Board, and the Department of Toxic Substances Control. The complaint alleges several categories of violations, namely, discharge into marine and state waters, failure to report discharge, destruction of natural resources, failure to warn and exposure to known carcinogens (benzene/toluene), public nuisance, unauthorized disposal of hazardous waste, and labeling violations for "recycled" diluent material. Injunctive relief and civil penalties are demanded for the various claimed violations as well as prejudgment and postjudgment interest, costs, and reasonable attorney fees.

   Cleanup and remediation of the Field are continuing. The ultimate cost of that effort and the outcome of civil litigation are presently undetermined. In the opinion of management, however, the likely financial outcome of this event and the ensuing litigation could be substantial but will not result in any loss which would materially affect the company's financial position or operations.

   ( 5 ) In the McColl dumpsite litigation, the defendants have reached a partial tentative settlement of $18 million of claims for past costs by the EPA. The company's share of the settlement is 18.75%, and the settlement is awaiting final language and judicial approval, U.S.A., et al. v. Shell Oil company, et
                                       -----------------------------------------
al., CV-91-0589 RKJ (EX), United States District Court, Central District of
- ---
California. Still remaining is the EPA determination on the parameters of the final remedy at the site. The defendants' counterclaims also remain.

   Predesign and design of the proposed remedial solution (soft material solidification) continues as the result of an agreed order.

   ( 6 ) The company was cited by the EPA as one of 14 respondents to an Administrative Order issued under Section 106 of CERCLA ("Superfund") regarding the Gulf Coast Vacuum Site in Abbeville, Louisiana, which is an abandoned oil and gas exploration and production waste site. Under this Order, the company is required to conduct an "interim remedial action" at the Gulf Coast Site in accordance with a Statement of Work and an earlier Record of Decision. Compliance with the Order was completed in December, 1993. A consent decree signed by the parties for performance of the final remediation was entered with the EPA and is awaiting judicial approval. The company's share of the estimated $16.4 million final remediation costs is 11 percent.

   ( 7 ) The company is still defending the EPA Region 9 administrative order issued under Section 106(a) of CERCLA requiring the company and eight other companies to conduct a prescribed Remedial Design and Remedial Action to address groundwater contamination at the Purity Oil Sales Superfund Site near Fresno, California. A consent order to perform the Remedial Design for the soils remedy has been negotiated. Execution of the remedy covered by the design will be negotiated later.

   ( 8 ) A final settlement was made with the City of Heath, Ohio, in 1993 in the lawsuit filed by the City against the company and Ashland Petroleum concerning an Ashland terminal, an alleged source of pollution which was formerly a company refinery until sold to Ashland in 1970.

   In related matters, the joint investigation of pollution which may be related to the terminal/refinery site, as required by a consent order, is now complete. Negotiations are pending with the state over further required actions which will define the scope of the company's future liability at the Heath site.

   The allegations against the company in all of the above matters have been denied. Although management does not believe that an award of punitive or treble damages is justified in any of these cases, any award of substantial punitive or treble damages, however remotely possible, could have a material effect upon the company's operating results or financial condition.

   The company believes that its challenges to notices of environmental violations will be upheld or will result in a significant reduction in the amount of penalties sought. The company has or is in the process of instituting remedial measures necessary to avoid similar future incidents.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of Unocal Corporation as of March 1, 1994.

NAME, AGE AND PRESENT
POSITION WITH UNOCAL               BUSINESS EXPERIENCE DURING PAST FIVE YEARS
- -----------------------------   -------------------------------------------------
RICHARD J. STEGEMEIER, 65       Mr. Stegemeier has been Chairman of the Board
Chairman and Chief Executive    since April 1989 and Chief Executive Officer
 Officer                        since July 1988.  From December 1985 to June
Director since 1980             1992 he was President and from December 1985 to
                                July 1988 he was Chief Operating Officer.  Mr.
                                Stegemeier is also a director of First
                                Interstate Bancorp, Northrop Corporation and
                                Outboard Marine Corporation.

ROGER C. BEACH, 57              Mr. Beach became President and Chief Operating
President and Chief             Officer in June 1992.  He was named President of
 Operating Officer              the Refining & Marketing Division in April 1986
Director since 1988             and from May 1987 also served as Senior Vice
                                President of the company.

JOHN F. IMLE, JR., 53           In June 1992, Mr. Imle was named Executive Vice
Executive Vice President        President and President of the Energy Resources
Director since 1988             Division, which includes worldwide oil, gas, and
                                geothermal businesses.  He served as Senior Vice
                                President from October 1988 until his
                                appointment as Executive Vice President.  Prior
                                thereto, he was President of the International
                                Oil & Gas Division.

NEAL E. SCHMALE, 47             Mr. Schmale has been Senior Vice President of
Senior Vice President           the company since July 1988.  In June 1992, he
Director since 1991             was named President of the new Petroleum
                                Products & Chemicals Division.  He was President
                                of the Unocal Chemicals & Minerals Division from
                                May 1991 to June 1992.  Prior thereto, he was
                                Senior Vice President, Corporate Development
                                from July 1988 through May 1991.

THOMAS B. SLEEMAN, 61           Mr. Sleeman has been Senior Vice President since
Senior Vice President and       May 1987 and Chief Financial Officer since May
 Chief Financial Officer        1991.  From April 1986 to May 1991 he served as
Director since 1988             President, Unocal Chemicals and Minerals
                                Division.

GARY W. SPROULE, 43             Mr. Sproule became Senior Vice President,
Senior Vice President           Administration and Planning in April 1992.  From
                                July 1988 to April 1992, he was Vice President,
                                Corporate Budgets, Planning & Economics.

DENNIS P. CODON, 45             Mr. Codon became Vice President, General
Vice President, General         Counsel, and Chief Legal Officer in December
 Counsel,                       1992.  He has been Corporate Secretary since
Chief Legal Officer, and        December 1990.  He served as Deputy General
 Corporate Secretary            Counsel in 1990 and various other positions in
                                the Law Department prior thereto.

CHARLES S. McDOWELL, 52         Mr. McDowell has been Vice President since May
Vice President and              1991 and Comptroller since 1986.
 Comptroller

                                    PART II



ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


                                                          1993 Quarters                          1992 Quarters
                                                ---------------------------------      -----------------------------------
                                                1st       2nd       3rd       4th      1st       2nd       3rd       4th
   -----------------------------------------------------------------------------------------------------------------------

      Market price per common share -  high   $29-7/8   $32-5/8   $29-7/8   $30-1/8  $    24   $28-1/8   $28-7/8   $27-1/4
                                    -  low     23-1/2    28-1/8    26-1/4    25-7/8   20-1/2    20-1/4    24-3/8    22-1/2
      Cash dividends paid per common share       .175      .175      .175      .200     .175      .175      .175      .175
   -----------------------------------------------------------------------------------------------------------------------


   Prices in the foregoing table are from the New York Stock Exchange Composite Transactions listing. On March 15, 1994, the high price per share was $27-3/8 and the low price per share was $27-1/8.

   Unocal common stock is listed for trading on the New York, Pacific and Chicago stock exchanges in the United States, and on the Basel, Geneva and Zurich stock exchanges in Switzerland.

   As of March 15, 1994, the approximate number of holders of record of Unocal common stock was 41,208, and the number of shares outstanding was 241,841,427.

   Unocal's quarterly dividend rate declared has been $.20 per common share since the third quarter of 1993. The previous quarterly dividend rate was $.175 per share since the third quarter of 1989. The company has paid a quarterly dividend for 78 consecutive years.


ITEM 6 - SELECTED FINANCIAL DATA - see page 56.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

   Unocal's net earnings for 1993 were $213 million, compared with $220 million in 1992 and $73 million in 1991. Earnings for the three years included the following special items:

Millions of Dollars                          1993     1992     1991
- -------------------------------------------------------------------

Special items:
  Cumulative effect of accounting changes   $(130)   $  24    $   -
  Major asset sales                            66       29       41
  Litigation                                  (33)     (44)     (17)
  Write-downs of assets                       (12)     (20)     (67)
  Restructuring costs                           -      (34)       -
  Deferred income tax benefit                   -       44        -
  Other                                       (25)     (13)      (1)
- -------------------------------------------------------------------
    Total                                   $(134)   $ (14)   $ (44)
                                            =======================


   Excluding the effect of accounting changes and other special items, net earnings were $347 million in 1993, $234 million in 1992 and $117 million in 1991. The significant improvement in 1993 operating earnings reflected higher domestic natural gas prices and production, improved West Coast refining and marketing margins, lower worldwide exploration expenses and lower interest expense. In addition, the company benefited from continued cost reductions as a result of its 1992 restructuring efforts. These favorable factors were partially offset by lower crude oil prices.

   In 1993, the company completed the sale of its geothermal operations in the Imperial Valley of California and its national auto/truckstop system. Major asset sales in 1992 included the company's retail chemical distribution and polymers businesses.

   Comparing 1992 results with 1991, the increase was mainly due to improved margins for refined products, higher natural gas sales prices and volumes, and lower domestic exploration costs. Partially offsetting these positive factors were lower crude oil production and reduced earnings from chemical operations.


REVENUES

   Consolidated revenues continued to decline in 1993, down by $1.7 billion from 1992 and $2.6 billion from 1991. This trend reflects the company's divestments in recent years and the phase-out of its marketing operations in the southeastern United States. The decrease in 1993 also reflects lower crude oil prices. Divestments planned for 1994 are not expected to have a significant effect on revenues.


COSTS AND OTHER DEDUCTIONS

   Crude oil and product purchases, operating expense, and selling, administrative and general expense totaled $5.4 billion in 1993, compared with $7.0 billion in 1992 and $7.8 billion in 1991. The decline was mainly the result of business divestments and the phase-out of Southeastern marketing operations. Lower crude purchase costs and cost reduction efforts also contributed to the decrease. Administrative and general expense in 1992 included a $55 million charge related to the company's restructuring efforts.

   Dry hole and exploration expenses declined in 1993 reflecting highly focused worldwide exploration activities. Lower interest expense in 1993 was mainly due to the debt reduction efforts in late 1992.

OIL AND GAS EXPLORATION AND PRODUCTION

Millions of Dollars                    1993   1992   1991
- ---------------------------------------------------------
Net earnings before special items     $ 432  $ 415  $ 389
Special items                            15     47     34
- ---------------------------------------------------------
    Total                             $ 447  $ 462  $ 423
                                      ===================

   The results for all three years reflected continued improvement in the U.S. natural gas market. The company's average sales price for domestic natural gas was $1.97 per thousand cubic feet, up from $1.74 in 1992 and $1.66 in 1991. Domestic daily natural gas production in 1993 was up two percent from 1992 and six percent from 1991. The results also reflected continued decreases in exploration expenses and other cost reductions. While these gains were significant, they were partially offset by a decrease in crude oil prices and lower crude oil production due to natural decline and lost production resulting from property sales. The company's average worldwide sales prices of crude oil were $14.21 per barrel in 1993, $15.99 in 1992 and $16.50 in 1991.

   Special items for 1993 consisted primarily of gains from the sale of nonstrategic properties; for 1992, a $44 million deferred income tax benefit related to foreign exploration expenses; and for 1991, a $24 million earnings benefit from natural gas contract settlements.

REFINING, MARKETING AND TRANSPORTATION

Millions of Dollars                    1993    1992    1991
- -----------------------------------------------------------
Net earnings before special items     $ 175   $ 127   $  40
Special items                            (9)    (25)     31
- -----------------------------------------------------------
    Total                             $ 166   $ 102   $  71
                                      =====================

   The company's West Coast refining and marketing margins continued to improve in 1993. Although selling prices for refined products were lower than a year ago, the impact was more than offset by lower crude oil and product purchase costs. The phase-out of the company's Southeastern retail operations in late 1991 also had a favorable impact on 1993 results.

   Comparing 1992 results with 1991, the significant increase in earnings before special items was principally due to improved margins in West Coast operations, including the benefits from the integration of the Los Angeles Refinery with the Carson Plant, and strong earnings from the company's UNO-VEN joint venture in the Midwest.

   Special items for 1993 principally included charges for asset write-offs which were partially offset by gains from various asset sales. Special items for 1992 reflected charges related to restructuring and a write-down of surplus equipment; and for 1991, a gain from the sale of refined product inventories in the Southeastern market.

CHEMICALS

   Net earnings for this segment were $42 million in 1993, $23 million in 1992 and $47 million in 1991. The lower 1992 earnings were principally caused by residual expenses associated with the retail chemical distribution and polymers manufacturing businesses that were sold in early 1992. These businesses posted a small loss in 1991.

   With the sale of its retail agricultural business in 1993, this segment's primary sources of income are derived from its manufacturing of nitrogen-based fertilizer and petroleum cokes. Higher earnings were recorded for the petroleum coke operations in 1993.

GEOTHERMAL

   Geothermal energy earnings in 1993 were $46 million, which included a $19 million gain from the sale of the Imperial Valley operations. Net earnings were $38 million in 1992 and $37 million in 1991, including Imperial Valley operating earnings of $19 million in 1992 and $18 million in 1991. Geothermal steam production in Indonesia is scheduled to come on stream in the second quarter of 1994.

CORPORATE AND OTHER


Millions of Dollars        1993     1992     1991
- -------------------------------------------------
Corporate expense         $(124)   $(116)   $(130)
Other operations             (9)     (15)     (26)
Net interest expense       (193)    (246)    (240)
Special items               (32)     (52)    (109)
- -------------------------------------------------
  Total                   $(358)   $(429)   $(505)
                          =======================

   Corporate expense includes general corporate overhead and other unallocated items. Other operations include the results of shale oil, mineral and real estate businesses. The 1993 results continued to reflect the favorable impact of discontinuing the company's shale oil and molybdenum operations. The company also recorded higher earnings from its lanthanide operations.

   Net interest expense represents interest income and expense, net of capitalized interest. The decrease in 1993 reflects the full-year impact of more than $1 billion reduction in debt in 1992. Interest expense is expected to be slightly lower in 1994 due to refinancing a portion of debt at lower interest rates, and continued debt reduction.

   Special items for all three years primarily include provisions for litigation. The 1992 and 1991 amounts included asset write-downs of $6 million and $67 million, respectively. The 1993 amount did not include any asset write-downs.

FINANCIAL CONDITION


Millions of Dollars                    1993      1992      1991
- ---------------------------------------------------------------
Current ratio                           1.3       1.2       1.3
Total debt                           $3,522    $3,698    $4,726
Equity                               $3,129    $3,131    $2,464
Total debt ratio                         53%       54%       66%
Floating-rate debt / total debt          16%        8%       15%
- ---------------------------------------------------------------

   Cash flow from operating activities, including working capital changes, was $1,100 million in 1993, $1,157 million in 1992 and $1,043 million in 1991. Cash generated from operations was up $302 million in 1993, but this was more than offset by working capital changes, payments for legal and tax settlements, and an adjustment for a 1992 crude oil forward sale.

   During 1993, the company generated $586 million in pretax proceeds from various asset sales, compared with $469 million in 1992 and $132 million in 1991. The 1993 proceeds included $205 million from the sale of geothermal Imperial Valley assets, $172 million from the sale of the company's national auto/truckstop system, and $106 million from the sale of various oil and gas properties.

   The 1993 operating cash flow and proceeds from asset sales totaled $1,686 million, which provided sufficient cash for capital spending, dividend payments and a $176 million reduction in debt. Consolidated working capital was $382 million at year-end 1993, which included $114 million of refundable income taxes expected to be received in 1994.

   In February 1994 the company issued $200 million of 6-3/8% notes due 2004. Proceeds will be used to retire certain notes due in early 1994.

   For 1994, the company expects cash generated from operations and asset sales, including the tax refunds, to be sufficient to finance its operating requirements, capital spending and dividend payments.

CAPITAL EXPENDITURE

                                            Estimated
Millions of Dollars                            1994     1993   1992     1991
- -----------------------------------------------------------------------------
Exploration and Production
 Domestic                                    $  521   $  562  $ 364   $  488
 Foreign                                        390      330    275      369
- ----------------------------------------------------------------------------
   Total                                        911      892    639      857

Refining, Marketing and Transportation          388      236    201      479
Chemicals                                        14       11     64       86
Geothermal                                       73       53     37       24
Other                                            70       57     18       24
- ----------------------------------------------------------------------------
    Total                                    $1,456   $1,249  $ 959   $1,470
                                           =================================

   Capital expenditures increased significantly in 1993 from the prior year as more cash was spent on worldwide oil and gas activities.

   The 1993 spending on domestic oil and gas exploration and production was up by 54 percent compared with 1992, primarily reflecting the first year of a three-year accelerated drilling program to produce proved undeveloped reserves in the United States. The increase in foreign spending was due to the continued development of offshore gas fields in Thailand and a new oil field in the Netherlands.

   The $236 million spent on refining, marketing and transportation operations during 1993 primarily reflected refinery upgrades to meet environmental requirements and the addition of units to increase production of higher value products. Capital spending on geothermal energy projects in 1993 primarily included expenditures in Indonesia for development and exploration. The increase in other capital expenditures from 1992 reflected environmental remediation of properties held for sale by the Real Estate Division.

   The $1.46 billion capital budget for 1994 is based on West Texas Intermediate spot market crude oil price of $18 per barrel. In light of current crude prices, capital spending will be kept in line with spot market prices of $15 to $16 per barrel at least for the first six months. If crude prices remain below $15 per barrel, spending should be about the same as in 1993. Approximately $911 million, or 63 percent of the 1994 plan, is directed toward the company's worldwide petroleum exploration and production.

   The company plans to spend $521 million on exploration and production of crude oil and natural gas resources in the U.S., down slightly from $562 million in 1993. The major focus will be on Louisiana and the Gulf of Mexico, Alaska's Cook Inlet, California and the Permian Basin in west Texas. The spending plan includes $49 million for projects near existing operations that are classified as exploratory but have potential for rapid development.

   Capital spending for foreign petroleum exploration and production is expected to total $390 million, an 18 percent increase from $330 million in 1993. The 1994 budget includes continued development of natural gas reserves offshore Thailand and field development work in Indonesia and the Netherlands. This budget includes $34 million for exploration work in Indonesia, most of which is recoverable under the company's production sharing contract with Pertamina, Indonesia's state-owned oil company.

   Refining, marketing and transportation capital spending is budgeted at $388 million, up from $236 million in 1993. This includes more than $290 million for refinery projects, including modifications required to manufacture reformulated gasoline. Approximately $40 million is dedicated to the upgrade of marketing facilities.

   Planned capital spending for geothermal energy totals $73 million, compared with $53 million last year. The higher spending reflects increased development work on geothermal projects on the island of Java and exploratory drilling on the island of Sumatra in Indonesia.

ENVIRONMENTAL MATTERS

   In 1993, the company spent approximately $368 million for environmental protection and for compliance with federal, state and local laws and provisions regulating the discharge of materials into the environment. Of this amount $133 million was for capital expenditures and $235 million was recorded as expense. The amount charged to earnings includes expenditures to remediate past contamination and for Unocal's operating, maintenance and administrative costs to maintain environmental compliance. Estimated 1994 expenditures for environmental-related costs are $296 million in capital and $242 million in expense. The increase in capital is primarily due to expenditures for refinery projects to produce reformulated gasoline mandated by government agencies.

   The Air Quality Management Plan for the Los Angeles Basin, as adopted, and the Clean Air Act Amendments could, by the year 2000, significantly and adversely affect all of the company's petroleum operations in the Los Angeles area, including its refining operations located near the Los Angeles harbor and in Carson. The company believes it can continue to meet the requirements of existing laws and regulations, although changes in operating procedures and the acquisition of additional pollution control facilities may be necessary.

   The company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the Resource Conservation and Recovery Act (RCRA). Under these laws, the company is subject to possible obligations to remove or mitigate the environmental effects of the disposal or release of certain chemical and petroleum substances at various sites.

   Corrective investigations and actions pursuant to RCRA are being performed at the San Francisco Refinery, Beaumont facility, Los Angeles Refinery-Carson Plant and Molycorp Inc. Mountain Pass Plant. The company also must guarantee future closure and post-closure costs of its RCRA permitted facilities. The company believes that these obligations are not likely to have an adverse material effect on the company's operating results or financial condition.

   The company is a defendant in several lawsuits, as are most other companies within our industry, brought by government agencies seeking to impose cleanup liability for environmental contamination. The company has been notified that it may be a potentially responsible party (PRP) by the federal EPA at 67 sites and may share liability at certain of these sites. Various state agencies, private parties, and the company itself have identified other sites that may require investigation or remediation.

   Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. The company is usually just one of several companies designated as a PRP. For example, all but a small percentage of the 67 sites mentioned above are sites where the company has denied liability to the EPA, and/or which are still under investigation, and/or which the company estimates it has one percent or less of any potential liability. The company is uncertain as to its involvement in many of the sites and is unable to estimate with any certainty the potential loss that may arise from environmental liabilities. The solvency of other parties and disputes regarding responsibilities may also impact the company's ultimate liability. Settlements and costs incurred in matters that have been resolved have not been materially significant to the company's operating results or financial condition. Management believes that Unocal's costs will not vary proportionally from those of our competitors.

   For sites where it is probable that future costs will be incurred, and such costs can be reasonably estimated, reserves have been recorded in the consolidated balance sheet. At December 31, 1993, the company's environmental reserve for those sites was $87 million, which represents the company's estimate of the future liability for these costs. In addition, the company has accrued $432 million for the future costs to abandon and remove wells and production facilities.

   Future changes in technology, government regulations and practices, will affect the company's ultimate liability for environmental remediation and abandonment costs.

   On March 4, 1994, Unocal announced that if negotiations with the land owner permit the company to do so, it will permanently cease production at its Guadalupe Oil Field (central coast of California). The company will continue to concentrate on the cleanup of a diesel-like additive formerly used to help produce the heavy crude oil. The field is currently producing 170 barrels of oil per day. The field has been under study for some time to determine the extent of the underground contamination. Although the cleanup cost has not been determined, such cost is not expected to have a material effect on the company's operating results or financial condition

   See Note 16 to the consolidated financial statements for information on contingent liabilities relating to environmental matters.

OUTLOOK

   The 1994 outlook for the petroleum industry is uncertain since financial results are sensitive to product prices. Negative factors affecting crude prices include current oversupply, the possible re-entry of Iraq into the world oil markets and OPEC's strategy of defending its market share. Demand for natural gas is expected to remain strong. On the West Coast, the sluggish economy continues to affect demand for refined products.

   The company's current operating strategy is to increase cash flow from operations by increasing resource production and emphasizing cost control in all areas.

   Over the next three years, the company expects to increase natural gas production by about 25 percent and crude oil production about 14 percent. The centerpiece of this effort is the accelerated development drilling program in North America launched during 1993. The 1994 capital budget includes approximately 535 wells, with 410 in North America. However, lower than expected oil prices at the beginning of 1994, has caused the company to slow down development of crude oil and focus more on natural gas development. This shift and reduction in capital may delay achievement of the production goal for crude oil.

   Unocal also continues to seek a role in the development of vast oil and gas resources in the Caspian Sea. Negotiations are ongoing with Azerbaijan and the international consortium of oil companies of which Unocal is a member.

   The company's refining and marketing operations will continue to focus on improving refining efficiencies and strengthening its Western marketing. Unocal expects to spend approximately $210 million in 1994 and $175 million in 1995, in capital, to modify its refineries in order to produce reformulated gasoline that will meet specifications mandated by the California Air Resources Board and the 1990 Federal Clean Air Act Amendments.

   The company has made significant progress toward debt reduction and asset sales goals established in April 1992. Total debt was reduced in 1993 by $176 million, which brings the total debt reduction to 80 percent of the $1.5 billion five-year target. The company is also 80 percent of the way toward meeting its two-year goal of generating $700 million in after-tax proceeds from asset sales. Toward this goal, at year-end 1993, the company had realized proceeds of $560 million from asset sales.

   The company will continue to work toward the debt reduction and asset sales targets. Total debt is expected to be reduced by an additional $50 million in 1994. Planned asset sales in 1994 are expected to generate more than $200 million in after-tax proceeds.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                   Page
                                                   -----
Report on Management's Responsibilities            27

Report of Independent Accountants                  28

Financial Statements
  Consolidated Earnings                            29
  Consolidated Balance Sheet                       30
  Consolidated Cash Flows                          31
  Consolidated Stockholder's Equity                32
  Notes to Consolidated Financial
   Statements                                      33-49

Supplemental Information:
  Oil and Gas Financial Data                       50-51
  Oil and Gas Reserve Data                         52-53
  Present Value of Future Net Cash Flow
   Related to Proved Oil and Gas Reserves          54-55
  Selected Quarterly Financial Data                55
  Selected Financial Data                          56

Supporting Financial Statement
 Schedules covered:
  by the Foregoing Report of
   Independent Accountants:
    Schedule V     -  Property, Plant and
                      Equipment                    60-62
    Schedule VI    -  Accumulated Depreciation,
                      Depletion and
                      Amortization of Property,
                      Plant and Equipment          60-62
    Schedule VIII  -  Valuation and
                      Qualifying Accounts
                      and Reserves                 63



   All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the financial statements or notes thereto.

                    REPORT ON  MANAGEMENT'S RESPONSIBILITIES

TO THE STOCKHOLDERS OF UNOCAL CORPORATION:

   Unocal's management is responsible for the integrity and objectivity of the financial information contained in this Annual Report. The financial statements included in this report have been prepared in accordance with generally accepted accounting principles and, where necessary, reflect the informed judgments and estimates of management.

   The financial statements have been audited by the independent accounting firm of Coopers & Lybrand. Management has made available to Coopers & Lybrand all of the company's financial records and related data, minutes of the company's executive committee meetings and directors' meetings and all internal audit reports. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion of the fairness of the financial statements presented herein.

   Management maintains and is responsible for systems of internal accounting controls designed to provide reasonable assurance that the company's assets are properly safeguarded, transactions are executed in accordance with management's authorization and the books and records of the company accurately reflect all transactions. The systems of internal accounting controls are supported by written policies and procedures and by an appropriate segregation of responsibilities and duties. The company maintains an extensive internal auditing program that independently assesses the effectiveness of these internal controls with written reports and recommendations issued to the appropriate levels of management. Management believes that the existing systems of internal controls are achieving the objectives discussed herein.

   Unocal assessed its internal control systems in relation to criteria for effective internal control over financial reporting following the Treadway Commission's Committee of Sponsoring Organizations "Internal Control - Integrated Framework." Based on this assessment, Unocal believes that, as of December 31, 1993, its systems of internal controls over financial reporting met those criteria.

   Unocal's Accounting, Auditing and Ethics Committee, consisting solely of directors who are not employees of Unocal, is responsible for: reviewing the company's financial reporting, accounting and internal control practices; recommending the selection of independent accountants (which in turn are approved by the Board of Directors and annually ratified by the stockholders); monitoring compliance with applicable laws and company policies; and initiating special investigations as deemed necessary. The independent accountants and the internal auditors have full and free access to the Accounting, Auditing and Ethics Committee and meet with it, with and without the presence of management, to discuss all appropriate matters.

Richard J. Stegemeier      Roger C. Beach     Thomas B. Sleeman   Charles S. McDowell
Chairman and Chief         President and      Senior Vice         Vice President
Executive Officer          Chief Operating    President and       and Comptroller
                           Officer            Chief Financial
                                              Officer

February 14, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE STOCKHOLDERS OF UNOCAL CORPORATION:

   We have audited the accompanying consolidated balance sheet of Unocal Corporation and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1993 and the related financial statement schedules. These financial statements and financial statement schedules are the responsibility of Unocal Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above, which appear on pages 29 through 51 of this Annual Report on Form 10-K, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

   As discussed in Notes 1 and 12 to the consolidated financial statements, Unocal Corporation and its subsidiaries changed their method of accounting for income taxes in 1992 and for postretirement benefits other than pensions and for postemployment benefits in 1993.


/s/ COOPERS & LYBRAND

COOPERS & LYBRAND
Los Angeles, California
February 14, 1994

CONSOLIDATED EARNINGS                                        UNOCAL CORPORATION

                                                    Years ended December 31
                                                   --------------------------
Dollars in millions except per share amounts        1993     1992      1991

REVENUES

Sales and operating revenues *                     $8,077   $ 9,887   $10,735
Interest, dividends and miscellaneous income           67        53        95
Equity in earnings of affiliated companies             84        66        52
Gain on sales of assets                               116        55        13
- -----------------------------------------------------------------------------
      Total revenues                                8,344    10,061    10,895

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                     3,158     4,555     5,205
Operating expense                                   1,704     1,733     1,858
Selling, administrative and general expense           489       703       699
Depreciation, depletion and amortization              963       964     1,005
Dry hole costs                                         45        68       120
Exploration expense                                   119       170       192
Interest expense                                      304       379       395
Excise, property and other operating taxes *          951     1,140     1,209
- -----------------------------------------------------------------------------
      Total costs and other deductions              7,733     9,712    10,683
- -----------------------------------------------------------------------------

Earnings before income taxes                          611       349       212
Income taxes                                          268       153       139
- -----------------------------------------------------------------------------
Earnings before cumulative effect of                  343       196        73
 accounting changes

Cumulative effect of accounting changes              (130)       24         -
- -----------------------------------------------------------------------------

NET EARNINGS                                       $  213   $   220   $    73

Dividends on preferred stock                           36        17         -
- -----------------------------------------------------------------------------
NET EARNINGS APPLICABLE TO COMMON STOCK            $  177   $   203   $    73
- -----------------------------------------------------------------------------

Earnings per share of common stock
  Before cumulative effect of accounting           $ 1.27   $   .75   $   .31
   changes
  Cumulative effect of accounting changes            (.54)      .10         -
- -----------------------------------------------------------------------------
  Net earnings per share                           $  .73   $   .85   $   .31

* Includes consumer excise taxes of                $  816   $   992   $ 1,050
                                                   ==========================

                See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET              UNOCAL CORPORATION



                                            AT DECEMBER 31
                                         -------------------
MILLIONS OF DOLLARS                         1993      1992
                                         -------------------


ASSETS
Current assets

  Cash and cash equivalents                 $  205    $  157
  Accounts and notes receivable
    Trade                                      877     1,039
    Refundable income taxes                    114         -
  Inventories                                  326       326
  Other current assets                          56       138
- ------------------------------------------------------------
      Total current assets                   1,578     1,660
Investments and long-term receivables
  Affiliated companies                         443       445
  Other                                        404       343
Properties - net                             6,723     6,896
Other assets                                   106       108
- ------------------------------------------------------------
      Total assets                          $9,254    $9,452
============================================================

LIABILITIES
Current liabilities
  Accounts payable                          $  735    $  712
  Taxes payable                                208       294
  Current portion of long-term debt and
   capital lease obligations                    54       151
  Interest payable                              92        97
  Other current liabilities                    107       182
- ------------------------------------------------------------
      Total current liabilities              1,196     1,436
Long-term debt and capital lease
 obligations                                 3,468     3,546
Deferred income taxes                          875       898
Other deferred credits and liabilities         586       441
- ------------------------------------------------------------
      Total liabilities                      6,125     6,321
- ------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock ($0.10 par value, stated at
 liquidation value of $50 per share)
  Shares authorized:  100,000,000
  Shares outstanding:  10,250,000 in
                       1993 and 1992           513       513
Common stock  ($1 par value)
  Shares authorized:   750,000,000
  Shares outstanding:  241,323,833 in 1993;
                       240,671,177 in 1992     241       241
Capital in excess of par value                 163       149
Foreign currency translation adjustment         (5)        5
Unearned portion of restricted stock issued    (13)      (11)
Retained earnings                            2,230     2,234
- ------------------------------------------------------------
      Total stockholders' equity             3,129     3,131
- ------------------------------------------------------------
        Total liabilities and
         stockholders' equity               $9,254    $9,452
============================================================

The company follows the successful efforts method of accounting for its oil and gas activities.


                See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                                      UNOCAL CORPORATION

                                                     YEARS ENDED DECEMBER 31
                                                   ----------------------------
MILLIONS OF DOLLARS                                 1993      1992      1991
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                       $   213   $   220   $    73
Adjustments to reconcile net earnings to
 net cash provided by operating activities
  Cumulative effect of accounting changes              130       (24)        -
  Depreciation, depletion and amortization             963       964     1,005
  Dry hole costs                                        45        68       120
  Deferred income taxes                                139      (114)     (153)
  Gain on sales of assets (before-tax)                (116)      (55)      (13)
  Other                                                 42        55        79
  Working capital and other changes related
   to operations
    Accounts and notes receivable                       33       136       204
    Inventories                                        (24)       55        (3)
    Accounts payable                                    25      (110)     (234)
    Taxes payable                                      (52)        7       (39)
    Other                                             (298)      (45)        4
- -------------------------------------------------------------------------------
      Net cash provided by operating activities      1,100     1,157     1,043

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (includes dry hole costs)    (1,249)     (959)   (1,470)
  Proceeds from sales of assets                        586       469       132
  Other                                                  -         -       (13)
- -------------------------------------------------------------------------------
      Net cash used in investing activities           (663)     (490)   (1,351)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from issuance of preferred stock          -       500         -
  Long-term borrowings                                 543       401     1,552
  Reduction of long-term debt and capital lease       (718)   (1,278)   (1,035)
   capital lease obligations
  Increase (decrease) in short-term notes               (1)     (151)        4
   payable
  Dividends paid on preferred stock                    (36)       (8)        -
  Dividends paid on common stock                      (175)     (166)     (164)
  Other                                                 (2)       17        (4)
- -------------------------------------------------------------------------------
      Net cash provided by (used in) financing        (389)     (685)      353
       financing activities

Increase (decrease) in cash and cash equivalents        48       (18)       45
Cash and cash equivalents at beginning of year         157       175       130
- -------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $   205   $   157   $   175
                                                   ============================

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)           $   296   $   377   $   368
    Income taxes (net of refunds)                  $   291   $   237   $   335

                See Notes to Consolidated Financial Statements.

CONSOLIDATED STOCKHOLDERS' EQUITY                            UNOCAL CORPORATION


    Millions of Dollars                          1993       1992       1991
- ------------------------------------------------------------------------------
PREFERRED STOCK
    Balance at end of year                      $  513     $  513     $    -

COMMON STOCK
    Balance at beginning of year                   241        235        235
    Issuance of common stock                         -          6          -
- ------------------------------------------------------------------------------
    Balance at end of year                         241        241        235

CAPITAL IN EXCESS OF PAR VALUE
    Balance at beginning of year                   149         15         13
    Issuance of common stock                        14        147          2
    Preferred stock issuance costs                   -        (13)         -
- ------------------------------------------------------------------------------
    Balance at end of year                         163        149         15

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
    Balance at beginning of year                     5         27         25
    Current year adjustment                        (10)       (22)         2
- ------------------------------------------------------------------------------
    Balance at end of year                          (5)         5         27

UNEARNED PORTION OF RESTRICTED STOCK ISSUED
    Balance at beginning of year                   (11)       (11)       (12)
    Issuance of restricted stock                    (5)        (3)        (1)
    Current year amortization                        3          3          2
- ------------------------------------------------------------------------------
    Balance at end of year                         (13)       (13)       (11)

RETAINED EARNINGS
    Balance at beginning of year                 2,234      2,198      2,289
    Net earnings for year                          213        220         73
    Cash dividends declared
      Preferred stock ($3.50 per share in 1993;
       $1.62 per share in 1992)                    (36)       (17)         -
      Common Stock ($0.75 per share in 1993;
       $0.70 per share in 1992 and 1991)          (181)      (167)      (164)
- ------------------------------------------------------------------------------
    Balance at end of year                       2,230      2,234      2,198
- ------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                      $3,129     $3,131     $2,464
                                               ===============================

                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiary, Union Oil Company of California (Union Oil) and its consolidated subsidiaries, will be referred to as the company.

   The consolidated financial statements of the company include the accounts of subsidiaries more than 50 percent owned. Investments in affiliates owned 50 percent or less are accounted for by the equity method. Under the equity method, the investments are stated at cost plus the company's equity in undistributed earnings after acquisition. Income taxes estimated to be payable when earnings are distributed are included in deferred income taxes.

Inventories

   Inventories are valued at lower of cost or market. The cost of crude oil, refined products and chemicals inventories is determined using the last-in, first-out (LIFO) method. The cost of other inventories is determined by using various methods. Cost elements primarily consist of raw materials and production expenses.

Capitalized Leased Properties

   Facilities and lands leased by the company under firm, long-term obligations are capitalized as assets and depreciated in the same manner as owned properties. Future minimum rental payments are discounted to present value using the company's incremental borrowing rate in effect at the time of leasing and such value is recorded as a liability. Earnings are charged for depreciation of the facilities and the imputed interest on the rental obligations in lieu of actual rental payments.

Oil and Gas Exploration and Development Costs

   The company follows the successful efforts method of accounting for its oil and gas activities.

   Acquisition costs of exploratory acreage are capitalized. Full amortization of the nonproductive portion of such costs is provided over the shorter of the exploratory period or the lease holding period. Costs of successful leases are transferred to proved properties. Exploratory drilling costs are initially capitalized. If exploratory wells are determined to be commercially unsuccessful, the related costs are expensed. Geological and geophysical costs for exploration and leasehold rentals for unproved properties are expensed.

   Development costs of proved properties are capitalized.


Depreciation, Depletion and Amortization

   Depreciation, depletion and amortization related to proved oil and gas properties and estimated future abandonment and removal costs for offshore production platforms are calculated at unit of production rates based upon estimated proved recoverable reserves.

   Depreciation of other properties is generally on a straight-line method using various rates based on estimated useful lives.

Maintenance and Repairs

   Expenditures for maintenance and repairs are expensed. In general, improvements are charged to the respective property accounts and such accounts are relieved of the original cost of property replaced.

Retirement and Disposal of Properties

   Upon retirement of facilities depreciated on an individual basis, remaining book values are charged to current depreciation expense. For facilities depreciated on a group basis, remaining book values are charged to accumulated allowances. Gains or losses on sales of properties are included in current earnings.

Income Taxes

   Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." This statement superseded SFAS 96, which the company adopted in 1988. SFAS 109 continues to require the use of the liability method for reporting income taxes in which current or deferred tax liabilities or assets are recorded in accordance with enacted tax laws and rates. Under this method, the amount of deferred tax liabilities or assets at the end of each period is determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

   SFAS 109 changed, among other things, the recognition criteria for deferred tax assets. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Upon adoption, the company was able to record certain deferred foreign income tax benefits not previously recognized. The favorable cumulative effect of this accounting change for the periods prior to January 1, 1992, was $24 million.

   Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets will be established if appropriate. See Note 8 for the principal temporary differences and unused tax credits.

Foreign Currency Translation

   Foreign exchange gains and losses as a result of translating a foreign entity's financial statements from its functional currency into U.S. dollars are included as a separate component of stockholders' equity. The functional currency for all foreign operations, except Canada, is the U.S. dollar. Gains or losses incurred on currency transactions in other than a country's functional currency are included in net earnings.

Environmental Costs

   Environmental expenditures are expensed or capitalized in accordance with generally accepted accounting principles. Expenditures that relate to existing conditions caused by past operations and have no future economic benefit are expensed. Liabilities are recognized for those superfund sites and facilities previously owned by the company where it is probable that the company is obligated for environmental expenditures, and the amounts can be reasonably estimated. The timing of liability recognition generally coincides with the formulation and commitment to an appropriate plan of action.

   Environmental liabilities are not discounted or reduced by possible recoveries from third parties. However, accrued liabilities reflect anticipated allocation of liabilities among settling participants in multi-party sites.

   Environmental remediation costs required for properties held for sale are capitalized. A valuation allowance will be established if the aggregate book value of those properties including capitalized remediation costs exceed net realizable value.

   See Notes 6 and 16 for additional environmental information.

Other

   Earnings per share of common stock are based on earnings less preferred stock dividend requirements, divided by the weighted average shares of common stock outstanding during each period.

   Interest is capitalized on major construction and development projects as part of the cost of the asset.

   Certain items in prior year financial statements have been reclassified to conform to the 1993 classification.


NOTE 2 - RESTRUCTURING COSTS

   In 1992, as part of its efforts to improve cash flow and operating results, the company underwent work force reductions and operational changes. Voluntary retirement and severance packages were accepted by 1,145 employees. A $55 million provision, net of reduced pension obligations, was included in administrative and general expenses.


NOTE 3 - WRITE-DOWNS OF ASSETS

   Earnings in 1993 included a pretax charge of $19 million for the write-off of refining projects, primarily due to the cancellation of a portion of work associated with the reformulated fuels program at the company's Los Angeles Refinery.

   In 1992, the company recorded a pretax charge of $50 million for the write-down of its interest in a Canadian partnership and various assets that were shut down or sold.

   In 1991, the company recorded several write-downs of assets. Pretax charges to earnings included $73 million for the Los Angeles Refinery due to the suspension of the hydrotreater project as a result of the company's purchase of a major portion of the Shell Oil Company's refinery in Carson, California. Also included were $25 million for nitric acid and urea ammonium nitrate manufacturing plants in West Sacramento, California, due to the reduction in scope of an expansion project, and $8 million for certain mineral assets.


NOTE 4 - DISPOSITIONS OF ASSETS

   In 1993, the sale of the company's geothermal assets in the Imperial Valley of California and other geothermal exploration leases resulted in a $40 million pretax gain on proceeds of $218 million. An $11 million pretax gain on proceeds of $172 million was recorded from the sale of the company's national auto/truckstop system. In addition, various oil and gas properties were sold which generated total proceeds of $106 million with a pretax gain of $42 million. The company also sold its retail agricultural businesses with a pretax loss of $1 million on proceeds of $31 million.

   In 1992, the company recorded a pretax loss of $1 million on the sales of its retail chemical distribution and polymer businesses, and Southeast marketing terminals. The total proceeds from the sales of these businesses, net of certain related costs, were approximately $250 million. In addition, the company realized a pretax gain of $53 million and proceeds of approximately $158 million from the sale of various oil and gas properties in North America and the Netherlands.

NOTE 5 - CASH FLOW INFORMATION

   The company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less. All income taxes paid are included in determining cash flows from operating activities. As a result, income taxes expected to be paid on the taxable income from the sales of assets are not included in cash flows from investing activities.

   In the consolidated statement of cash flows for 1993, other changes related to operations principally included $106 million of payments for Alaska tax and geothermal energy sales contract settlements. Also included was a cash flow reduction of $125 million relating to the settlement of crude oil forward sales contracts, for which revenue was recognized in 1993, but cash was received in 1992.

   The consolidated statement of cash flows for 1992 excluded the effect of noncash activities related to the merger of Unocal Exploration Corporation into Union Oil (see Note 17). The effect on the balance sheet was to increase properties, deferred income taxes and stockholders' equity by $173 million, $64 million and $142 million, respectively, and to decrease minority interest liability by $33 million.

NOTE 6 - OTHER FINANCIAL INFORMATION

 Consolidated earnings include the following:

Millions of Dollars                        1993    1992      1991
- ------------------------------------------------------------------
Total interest costs                      $ 334   $  413    $  435
Less capitalized interest                    30       34        40
- ------------------------------------------------------------------
  Interest expense                        $ 304   $  379    $  395

Maintenance and repair costs              $ 442   $  505    $  583
Research and development costs            $  29   $   50    $   63
==================================================================

  The consolidated balance sheet at December 31 includes the following:

Millions of Dollars                               1993      1992
- ------------------------------------------------------------------
Other deferred credits and liabilities:
    Postretirement medical benefits obligation    $  200    $    -
    Reserve for litigation and other claims          153       149
    Reserve for environmental remediation             87*       48
    Other employee benefits                           52        40
    Unearned revenues                                  -        99
    Other                                             94       105
- ------------------------------------------------------------------
      Total other deferred credits
       and liabilities                            $  586    $  441
==================================================================
Allowances for doubtful accounts and notes
 receivable                                       $   16    $   18
Allowances for investments and long-term
 receivables                                      $    4    $    5
==================================================================

*Includes $45 million for estimated future remediation costs for properties divested in 1993.

NOTE 7 - EXCISE, PROPERTY AND OTHER OPERATING TAXES

Millions of Dollars                        1993     1992      1991
- ------------------------------------------------------------------
Consumer excise taxes                     $ 816   $  992    $1,050
Real and personal property taxes             68       78        76
Severance and other taxes on production      47       48        53
Other taxes and duties                       20       22        30
- ------------------------------------------------------------------
   Total                                  $ 951   $1,140    $1,209
==================================================================

In addition, social security and unemployment insurance taxes, which are charged to earnings and included with salaries and wages, totaled $44 million in 1993, $48 million in 1992 and $49 million in 1991.

NOTE 8 - INCOME TAXES

   Unocal files a consolidated federal income tax return that includes essentially all U.S. subsidiaries. The components of pretax earnings and the provision for income taxes are as follows:



Millions of Dollars                         1993     1992     1991
- ------------------------------------------------------------------
Earnings before income taxes
  United States                             $ 179    $ (85)   $(263)
  Foreign                                     432      434      475
- -------------------------------------------------------------------
      Total earnings before income taxes    $ 611    $ 349    $ 212
===================================================================

Income taxes
  Current
    Federal                                  $ (73)   $  20    $  38
    State                                      (19)      13       17
    Foreign                                    221      234      237
- --------------------------------------------------------------------
      Total                                    129      267      292

  Deferred
    Federal                                    113      (97)    (131)
    State                                       14       (3)     (12)
    Foreign                                     12      (14)     (10)
- --------------------------------------------------------------------
      Total                                    139     (114)    (153)
- --------------------------------------------------------------------

        Total income taxes                    $ 268    $ 153    $ 139
=====================================================================

   Due to an operating loss carryback in 1993, the company expects a $114 million income tax refund in 1994.

   The following table is a reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the Consolidated Earnings Statement.


Dollars in Millions                            1993     1992     1991
- ---------------------------------------------------------------------
Federal statutory rate                           35%      34%      34%
Taxes on book earnings computed at
 statutory rate                               $ 214    $ 119    $  72
Foreign taxes in excess of statutory
 rate                                            66       75       83
Recorded benefits related to
 exploration costs                                -      (44)       -
Dividend exclusion                              (13)     (13)     (12)
Unused general business tax credits             (12)       -        -
Effect of federal rate change on
 deferred taxes                                  12        -        -
Other                                             1       16       (4)
- ---------------------------------------------------------------------
      Total                                   $ 268    $ 153    $ 139
=====================================================================

   The significant components of deferred income tax assets and liabilities included in the Consolidated Balance Sheet as of December 31, 1993 and 1992 are as follows:

Millions of Dollars                          1993       1992
- -------------------------------------------------------------
Deferred tax assets (liabilities)
  Depreciation and intangible drilling
   costs                                   $(1,206)   $(1,167)
  Pension assets                              (124)      (103)
  Investments in affiliates                    (86)       (84)
  Other deferred tax liabilities              (186)      (263)
  Depletion                                    130        160
  Exploratory costs                            132        160
  Federal alternative minimum tax              108        125
   credits
  Future abandonment costs                     134        130
  Postretirement medical benefit cost           74          -
  Unearned revenue                               -         46
  Other deferred tax assets                    205        201
- -------------------------------------------------------------
    Total                                  $  (819)   $  (795)
=============================================================

   The above net deferred income tax liabilities are classified in the Consolidated Balance Sheet as follows:

Millions of Dollars                        1993       1992
- -----------------------------------------------------------
Other current assets                       $  26      $  75
Other assets                                  30         28
Deferred income taxes                       (875)      (898)
- -----------------------------------------------------------
    Total                                  $(819)     $(795)
===========================================================

   No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries or affiliates that have been retained for reinvestment. If distributed, no additional U.S. tax is expected due to the availability of foreign tax credits. Such undistributed earnings for tax purposes, excluding previously taxed earnings, are estimated at $955 million as of December 31, 1993.

   At year-end 1993, the company had $60 million of unused foreign tax credits with various expiration dates through 1997. No deferred tax asset for these foreign tax credits is recognized for financial statement purposes.

   The federal alternative minimum tax credits are available to offset future U.S. federal income taxes on an indefinite basis. In addition, the company has approximately $28 million of business tax credit carryforwards that will expire between 2001 and 2008.


NOTE 9 - INVENTORIES

Millions of Dollars                         1993      1992
- -----------------------------------------------------------
Crude oil and condensate                   $  44      $  26
Refined products                             146        151
Chemicals                                     55         67
Minerals                                      15         19
Supplies, merchandise and other               66         63
- -----------------------------------------------------------
    Total                                  $ 326      $ 326
===========================================================

   Current cost of inventories exceeded the LIFO inventory value included above by $147 million and $176 million at December 31, 1993 and 1992, respectively. The LIFO profits included in earnings were insignificant in 1993 and 1992 while 1991 earnings included $90 million due to the sale of the company's southeastern U.S. marketing inventory.


NOTE 10 - PROPERTIES AND CAPITALIZED LEASES

   Investments in owned and capitalized leased properties at December 31, 1993 and 1992 are set forth below. Total accumulated depreciation, depletion and amortization was $11,667 million and $11,579 million at December 31, 1993 and 1992, respectively.

   Capitalized leased properties principally consist of service stations and petroleum facilities. Capital leases have expiration dates ranging from 1994 to 2009, and include purchase options and favorable renewal options.

                                                 1993               1992
                                        ---------------------------------------
Millions of Dollars                         Gross     Net      Gross      Net
- -------------------------------------------------------------------------------

Owned properties (at cost)
  Petroleum operations:
    Exploration
      United States                        $   200   $   77   $   413    $  133
      Foreign                                  119       59       110        61
    Production
      United States                          7,896    2,924     7,512     2,854
      Foreign                                3,811    1,022     3,621       980
    Refining, marketing and transportation   2,945    1,600     3,079     1,630
- -------------------------------------------------------------------------------
        Total                               14,971    5,682    14,735     5,658

  Chemical operations                          679      220       819       266
  Geothermal operations                        940      378     1,185       570
  Corporate and other  *                     1,778      435     1,707       390
- -------------------------------------------------------------------------------
        Total owned properties              18,368    6,715    18,446     6,884

Capitalized leased properties                   22        8        29        12
- -------------------------------------------------------------------------------
        Total                              $18,390   $6,723   $18,475    $6,896
================================================================================

*  Includes mineral and real estate assets.


NOTE 11 - RETIREMENT PLANS

   The company and its subsidiaries have several non-contributory retirement plans covering substantially all employees. Plan benefits are primarily based on years of service and employees' compensation near retirement.

   All U.S. plans are administered by corporate trustees. There was no company contribution to any of the U.S. plans during the years 1991 through 1993 as plan assets substantially exceeded the pension obligations. At year-end 1993, plan assets principally consist of equity securities, U.S. government and agency issues, corporate bonds and cash.

   Employees of certain foreign subsidiaries of the company are covered by separate plans. Total costs for all foreign plans were insignificant for each period.

   Pension costs for the funded U.S. plans include the following components:

Millions of Dollars                         1993     1992     1991
- ------------------------------------------------------------------
Service cost - benefits earned during
 the year                                  $  20    $  27    $  26
Interest cost on projected benefit
 obligation                                   48       51       49
Actual return on plan assets                (125)     (51)    (203)
Net amortization and deferral                 20      (57)     106
Net gain from partial settlement of
 obligation                                   (3)     (22)      (5)
- ------------------------------------------------------------------
  Net pension expense (income)             $ (40)   $ (52)   $ (27)
==================================================================

   The 1992 net gain from partial settlement of obligation was the result of the voluntary retirement and severance packages accepted by employees and those employees who left the company due to the sale of business units in 1992.

   The following table sets forth the plans' funded status and amounts recognized in the Consolidated Balance Sheet at December 31, 1993 and 1992:

Millions of Dollars                        1993    1992
- -------------------------------------------------------
Plan assets at fair value                 $ 943   $ 871
- -------------------------------------------------------

Actuarial present value of benefit
 obligations:
   Vested benefits                          556     457
   Nonvested benefits                        21      20
- -------------------------------------------------------

Accumulated benefit obligation              577     477
Effect of projected future salary
 increases                                  119     124
- -------------------------------------------------------

Projected benefit obligation                696     601
- -------------------------------------------------------

Plan assets in excess of projected
 benefit obligation                         247     270
Unrecognized net loss                       164     117
Unrecognized net assets                    (108)   (130)
Unrecognized prior service cost              27      33
- -------------------------------------------------------
  Prepaid pension cost                    $ 330   $ 290
=======================================================

   The assumed rates used to measure the projected benefit obligation and the expected earnings on plan assets were as follows:

                                           1993    1992    1991
                                           -----   -----   -----
  Weighted-average discount rate           7.25%   8.25%   8.25%
  Increase in future compensation levels    5.0%    6.0%    5.0%
  Expected long-term return on plan
   assets                                  10.5%   11.5%   11.5%

   The amount of benefits which can be covered by the funded plans described above are limited by the Employee Retirement Security Act of 1974 and the Internal Revenue Code. Therefore, the company has an unfunded supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The amounts expensed for this plan were $2 million, $23 million and $1 million in 1993, 1992 and 1991, respectively. The 1992 amount included a one-time charge of $21 million as a result of the company's restructuring program. The accumulated obligation recognized in the Consolidated Balance Sheet at December 31, 1993 was $19 million.

NOTE 12 - POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT PLANS

   The company's medical plan provides health care benefits for eligible employees and retired employees. Employees may become eligible for postretirement benefits if they reach the normal retirement age while working for the company. The plan is contributory and the benefits are subject to deductibles and co-payments.

   Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This new accounting standard requires the company to recognize its obligation to provide postretirement health care benefits and to accrue such costs rather than recording them on a cash basis. The actuarial present value of the accumulated postretirement health care obligation existing at January 1, 1993 was recognized in the Consolidated Earnings Statement as a cumulative effect of an accounting change, resulting in a charge to the first quarter 1993 earnings of $192 million before tax ($121 million after tax or 50 cents per common share).

   The following table sets forth the postretirement benefit obligation recognized in the Consolidated Balance Sheet at December 31, 1993:

Millions of Dollars                         1993
- -------------------------------------------------
Accumulated postretirement benefit
 obligations:
  Retirees                                 $ 146
  Fully eligible active employees             21
  Other active employees                      35
- -------------------------------------------------
    Total                                    202
Unrecognized prior service cost and loss      (2)
- -------------------------------------------------
    Accrued postretirement benefit cost    $ 200
=================================================

   Net periodic postretirement benefits cost includes the following components:

Millions of Dollars                         1993
- -------------------------------------------------
Service cost                               $   5
Interest cost                                 17
- -------------------------------------------------
    Total                                  $  22
=================================================

   The pay-as-you-go cost for postretirement medical benefits was $13 million each in 1992 and 1991.

   The accumulated postretirement benefit obligation at December 31, 1993 was determined using a discount rate of 7.25 percent. The health care cost trend rates used in measuring the 1993 benefit obligations were 9 percent for under age 65 and 7 percent for age 65 and over, gradually decreasing to 5 percent by the year 2001 and remaining at that level thereafter. The rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $20 million and net periodic benefits cost by $3 million.

   The company also adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. This statement requires the company to recognize its obligation to provide benefits, such as workers' compensation and disabled employees' medical care, to former or inactive employees after employment but before retirement. The charge to earnings for the cumulative effect of the company's unfunded obligation prior to 1993 was $14 million before tax ($9 million after tax or 4 cents per common share). The accumulated postemployment benefit obligation was $17 million as of December 31, 1993.

NOTE 13 - LONG-TERM DEBT AND CREDIT AGREEMENTS

   The following table summarizes the company's long-term debt:

                                           At December 31
                                        ------------------
Millions of Dollars                         1993     1992
- ----------------------------------------------------------
Bonds and debentures
  9-1/4% Debentures due 2003               $  250   $  250
  9-1/8% Debentures due 2006                  200      200
  6-1/8% to 7-7/8% Industrial
   Development Revenue
      Bonds due 1994 to 2008                   76      141
  8-5/8% Debentures due 2006                    -      120
  Swiss Franc Bonds due 1996, effective       110      110
   rate 9.69%
  Deutsche Mark Bonds due 1998,               110      110
   effective rate 8.4%
  6-5/8% Debentures due 1998                    -       23
Notes
  Commercial paper issued by Union Oil        537       35
   (3.45%)*
  Medium-term notes due 1995 to 2011          575      580
   (9.14%)*
  8-3/4% Notes due 1997                       300      300
  Bank Credit Agreement                         -      250
  9.0% Notes due 1993                           -      250
  9-3/4% Notes due 1994                       250      250
  9-5/8% Notes due 1995                       250      250
  9-3/4% Notes due 2000                       250      250
  Eurodollar Notes due 1996, effective        200      200
   rate 9.77%
  8-3/4% Notes due 2001                       200      200
  8-1/2% Notes due 1994                       150      150
Other miscellaneous debt                       49        9
- ----------------------------------------------------------
    Total                                   3,507    3,678
    Less current portion of long-term
     debt                                      52      148
- ----------------------------------------------------------
    Total long-term debt                   $3,455   $3,530
==========================================================

*  Weighted average interest rate at December 31, 1993.

   At December 31, 1993, the commercial paper borrowings and the two notes due 1994 were classified as long-term debt. The company has both the ability and intent to refinance these borrowings on a long-term basis through existing lines of credit. The current portion of long-term debt at year-end 1993 represents the net amount of debt expected to be reduced in 1994. The amounts of long-term debt maturing in 1995, 1996, 1997 and 1998 are $282 million, $318 million, $303 million and $300 million, respectively.

   During 1993, the company prepaid in full $120 million of 8-5/8% Debentures due 2006, $23 million of 6-5/8% Debentures due 1998 and $65 million of 7-1/4% Pollution Control Bonds due 1997. The redemption premium on the retired debentures and bonds totaled $3 million and $1 million, respectively. In addition, the company retired $250 million of 9% notes and paid down the $250 million loan under the Bank Credit Agreement. The debt repayments were funded with the issuance of commercial paper and cash on hand.

   The company borrowed $41 million under a revolving credit facility that was established in 1993 for the purpose of funding its oil and gas development program in the Netherlands. Also, a $250 million revolving credit facility was established in December 1993 for the same purpose in Thailand. Both facilities require a fee of 1/4 of 1 % on the total commitments.

   The Bank Credit Agreement provides a revolving credit of $1.2 billion through 1996 at interest rates based on London Interbank Offered Rates. This agreement is available for general corporate purposes, including the support of commercial paper issued by Union Oil. At December 31, 1993, the company had available undrawn commitments of $1.2 billion. The company pays a facility fee of 1/4 of 1% on the total commitments. The company also has reimbursement agreements with a major bank providing for the reimbursement of amounts drawn under irrevocable direct-pay letters of credit issued by such bank for the payment of $23 million on certain industrial development revenue bonds issued in 1988. The company pays a facility fee of .525% on these outstanding letters of credit. The company has other letters of credit for approximately $142 million. The majority are maintained for operational needs.

NOTE 14 - LEASE RENTAL OBLIGATIONS

   Future minimum rental payments for capitalized leased properties and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

                                           Operating   Capital
Millions of Dollars                         Leases     Leases
- --------------------------------------------------------------
1994                                            $ 88       $ 4
1995                                              63         4
1996                                              44         4
1997                                              35         3
1998                                              31         1
Balance                                           89         7
- --------------------------------------------------------------
  Total minimum lease payments                  $350       $23
- --------------------------------------------------------------
Less imputed interest                                        8
- --------------------------------------------------------------
Present value of net minimum lease payments *              $15
==============================================================

* The current portion of these obligations amounted to $2 million. There were no material contingent rentals applicable to capital leases.

   Net operating rental expense included in consolidated earnings is as follows:


Millions of Dollars                        1993    1992    1991
- ---------------------------------------------------------------
Fixed rentals                             $ 129   $ 139   $ 142
Contingent rentals (based primarily on
 sales and usage)                            37      44      58
Sublease rental income                      (51)    (61)    (63)
- ---------------------------------------------------------------
Net expense                               $ 115   $ 122   $ 137
===============================================================

NOTE 15 - FINANCIAL INSTRUMENTS

FAIR VALUE

   The company had $205 million in cash and cash equivalents at year-end 1993, which approximates fair value because of the short maturity of these investments.

   The estimated fair value of the company's long-term debt, including currency and interest rate swaps, was $3.8 billion at year-end 1993. This fair value was estimated based upon the discounted amount of future cash outflows using the rates offered to the company for debt of the same remaining maturities.

OFF-BALANCE-SHEET RISK

   The company is a party to financial instruments with off-balance-sheet risk in the normal course of business to reduce its exposure to fluctuations in interest and currency exchange rates and petroleum-related prices. These financial instruments include interest rate and currency swaps and forward currency and futures contracts, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. The company believes that the actual exposure to loss is minimal and immaterial. As of December 31, 1993, the company had no financial instruments with significant off-balance-sheet risk.

CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risks with respect to trade receivables are limited because there are a large number of customers in the company's customer base spread across many industries and geographic areas. As of December 31, 1993, the company had no significant concentrations of credit risk.

NOTE 16 - CONTINGENT LIABILITIES

   The company has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax and other matters. Management is of the opinion, based on developments to date, that such contingencies are not likely to have a material effect on the company's financial condition (including stockholders' equity, liquidity and capital resources). Although unlikely, substantial adverse decisions could have a material effect on the company's financial condition. Also, if liabilities are aggregated and assumed to occur in a single fiscal year, they could be material to the company's operating results; the likelihood of such occurrences is considered remote.

   The company may face potentially significant financial exposure from possible claims and lawsuits regarding environmental matters. These matters include, for example, designation of the company as a "potentially responsible party" under the federal Comprehensive Environmental Response, Compensation, and Liability Act; properties requiring presently undeterminable amounts of cleanup efforts and expenses; soil or water contamination; and claims for personal injuries allegedly caused by exposure to toxic materials manufactured or used by the company.

   The present state of the law which imposes joint and several liability on defendants, the potentially large number of claimants for any given site or exposure, the uncertainty attendant to the possible award of punitive damages, the imprecise and conflicting engineering evaluations and estimates of proper cleanup methods and costs, the uncertainty of potential recovery from third parties and the recent judicial recognition of new causes of action, all contribute to the practical impossibility of making any reasonable estimate of the company's potential liability for most of these environmental matters.

   The company is usually just one of several companies cited as a potentially responsible party. Settlements and costs incurred in those matters that have been resolved have not been materially significant to the company's operating results or financial condition, and the company does not believe that future similar liability will be material to its financial condition. Even though unlikely, a substantial adverse decision awarding punitive damages to several plaintiffs or imposing several liability for the cleanup obligations of other equally responsible parties, however, could have a significant effect on the company's financial condition. Also, if liabilities are aggregated and assumed to occur in a single fiscal year, they could be material to Unocal's operating results; the likelihood of such occurrences is considered remote.

   The company also has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, such contingent liabilities are not likely to result in any loss that would materially affect the company's operating results or financial condition. However, they could have a material effect on the company's operating results in a given quarter or year when such matters are resolved; the likelihood of such occurrence is considered remote.

NOTE 17 - CAPITAL STOCK


COMMON STOCK

                                                     1993      1992      1991
                                                -----------------------------
Authorized - 750,000,000 Shares                       Thousands of Shares
- -----------------------------------------------------------------------------
Outstanding at beginning of year                  240,671   234,605   234,507
Issuance of common stock                              653     6,066        98
- -----------------------------------------------------------------------------
Outstanding at end of year                        241,324   240,671   234,605
- -----------------------------------------------------------------------------
Par value per authorized share                   $   1.00  $   1.00  $   1.00
=============================================================================

   In 1992, Unocal Exploration Corporation (UXC), a majority owned subsidiary of Unocal, merged with and into Union Oil. Each outstanding share of UXC common stock held by the public was converted upon the merger. The company issued approximately 5 million shares of its common stock in exchange for 10 million shares of UXC common stock.

   At December 31, 1993, approximately 16.7 million shares were reserved for the conversion of preferred stock and 7.8 million shares were reserved for management incentive program awards. Under the incentive program, restricted shares are issued to key employees and outside directors. These awards generally require continuation of service with Unocal during the restriction period. The common shares outstanding at year-end 1993 included approximately
1.1 million shares of restricted stock.

PREFERRED STOCK

   The company has 100,000,000 shares of preferred stock with a par value of $0.10 per share authorized. In July 1992, the company issued 10,250,000 shares of $3.50 convertible preferred stock. The convertible preferred stock is redeemable after July 15, 1996, in whole or in part, at the option of the company, at redemption prices declining to $50 per share in and after the year 2002. The convertible preferred stock has a liquidation value of $50 per share and is convertible at the option of the holder into common stock of the company at a conversion price of $30.75 per share, subject to adjustment in certain events. Dividends on the preferred stock at an annual rate of $3.50 per share are cumulative and are payable quarterly in arrears, when and as declared by Unocal's Board of Directors. Holders of the preferred stock have no voting rights. However, there are certain exceptions including the right to elect two additional directors if the equivalent of six quarterly dividends payable on the preferred stock are in default.

STOCKHOLDER RIGHTS PLAN

   In January 1990, the Board of Directors of Unocal (the Board) adopted a stockholder rights plan (The Rights Plan) and declared a dividend of one preferred stock purchase right (Right) for each share of common stock outstanding. The Board also authorized the issuance of one Right for each common share issued after February 12, 1990, and prior to the earlier of the date on which the rights become exercisable, the redemption date, or the expiration date.

   The board has designated 3,000,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock (Series A Preferred Stock) in connection with The Rights Plan. The Rights Plan provides that, in the event any person becomes the beneficial owner of 15 percent or more of the outstanding common shares, each Right (other than a Right held by the 15 percent stockholder) will be exercisable, on and after the close of business on the tenth business day following such event, to purchase units of Series A Preferred Stock (each consisting of one one-hundredth of a share) having a market value equal to two times the then-current exercise price (initially $75). The Rights Plan further provides that if, on or after the occurrence of such event, the company is merged into any other corporation or 50 percent or more of the company's assets or earning power are sold, each Right (other than a Right held by the 15 percent stockholder) will be exercised to purchase shares of the acquiring corporation having a market value equal to two times the exercise price.

   The Rights expire on January 29, 2000, unless previously redeemed by the Board. The Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings of the company. As of December 31, 1993, none of the Series A Preferred Stock had been issued nor had the Rights become exercisable.


NOTE 18 - STOCK OPTION PLANS

   Under the company's Long-Term Incentive Plans of 1991 and 1985, stock options are granted to executives and key employees to purchase shares of the company's common stock. The option price per share will not be less than the fair market value of a share of common stock on the date granted. No options will be exercisable more than 10 years after the date of grant. Restrictions may be imposed for a period of five years on certain shares acquired through exercise of options granted after 1990.

   The following is a summary of stock option transactions for 1991, 1992 and 1993:

                                                           Weighted average
1985 Plan                           Shares Under Option    Price per Share
- ---------------------------------------------------------------------------

Outstanding, January 1, 1991                  2,034,377              $22.75
 Granted                                        735,772               24.31
 Exercised                                      (30,467)              15.68
 Cancelled                                      (58,126)              26.02

Outstanding, December 31, 1991                2,681,556               23.19
 Exercised                                     (182,946)              14.22
 Cancelled                                     (268,319)              21.51

Outstanding, December 31, 1992                2,230,291               24.12
 Exercised                                     (266,693)              19.20
 Cancelled                                     (119,428)              24.41
- ---------------------------------------------------------------------------
Outstanding, December 31, 1993                1,844,170               24.82
Exercisable, December 31, 1993                1,713,755               24.85
===========================================================================

                                                           Weighted average
1991 Plan                           Shares Under Option    Price per Share
- ---------------------------------------------------------------------------

Outstanding, January 1, 1992                          -                   -
 Granted                                      1,166,605              $20.94
 Exercised                                       (2,368)              20.94
 Cancelled                                     (165,674)              20.94
- ---------------------------------------------------------------------------

Outstanding, December 31, 1992                  998,563               20.94
 Granted                                        762,528               29.69
 Exercised                                      (80,099)              20.94
 Cancelled                                      (44,723)              21.68
- ---------------------------------------------------------------------------

Outstanding, December 31, 1993                1,636,269               25.00
Exercisable, December 31, 1993                  636,699               23.54

   Under the Long-Term Incentive Plan of 1991, there were 7,745,536 shares available at year-end 1993 for stock option awards as well as other awards. No additional shares will be granted under the 1985 Plan.

NOTE 19 - SEGMENT AND GEOGRAPHIC DATA

   The company is engaged principally in petroleum, chemical and geothermal operations. Petroleum involves the exploration, production, transportation and sale of crude oil and natural gas; and the manufacture, transportation and marketing of petroleum products. Chemicals involves the manufacture, purchase, transportation and marketing of chemicals for agricultural and industrial uses. Geothermal involves the exploration, production and sale of geothermal resources. Other business activities currently include the production and marketing of lanthanides and niobium, and real estate development and sales. The company's shale oil and molybdenum operations were suspended in 1991.

   Financial data by business segment and geographic area of operation are shown on the following two pages. Intersegment revenue eliminations in business segment data are mainly transfers from exploration and production operations to refining, marketing and transportation operations, and in geographic areas of operations essentially represent transfers from foreign countries to the United States. Intersegment sales prices approximate market prices.

NOTE 20 - INVESTMENTS IN AFFILIATES

   Investments in affiliated companies accounted for by the equity method were $389 million, $387 million and $377 million at December 31, 1993, 1992 and 1991, respectively. Dividends or cash distributions received from these affiliates were $80 million, $74 million and $62 million for the same years, respectively. These affiliated companies are primarily engaged in pipeline ventures, refining and marketing operations, and the manufacture of needle coke.

   The excess of the company's investments in Colonial Pipeline Company and West Texas Gulf Pipeline Company over its share in the related underlying equity in net assets is being amortized on a straight-line basis over a period of 40 years. The remaining unamortized balance at December 31, 1993 was $113 million.

   The company has a 50% interest in The UNO-VEN Company (UNO-VEN), a refining and marketing joint venture in the midwestern United States. The company's share of the underlying equity in the net assets of UNO-VEN over the carrying value of its investment is amortized on a straight-line basis over a period of 25 years. The remaining unamortized balance at December 31, 1993 was $63 million.

   Summarized financial information for these equity investees is shown below.

                                       1993                1992                1991
                              ------------------------------------------------------------
                                          Unocal's            Unocal's            Unocal's
Millions of Dollars              Total     Share     Total     Share     Total     Share
- ------------------------------------------------------------------------------------------

 Current assets                  $  452       $178   $  480       $183   $  766     $  188
 Noncurrent assets                2,081        564    2,124        556    2,218        626
 Current liabilities                317        111      337        107      654        130
 Noncurrent liabilities           1,068        301    1,066        301    1,124        330
 Net equity                       1,148        330    1,201        331    1,206        354
- ------------------------------------------------------------------------------------------

 Revenues                        $2,257       $857   $2,421       $929   $2,400     $1,043
 Costs and other deductions       1,903        773    2,125        863    2,370        991
 Net earnings                       354         84      296         66     30 *         52
- ------------------------------------------------------------------------------------------

* Reflects a significant provision for a tariff settlement and associated interest costs recorded by Kuparuk Pipeline Company, of which Unocal's share is five percent.

BUSINESS SEGMENT DATA

Millions of Dollars                                1993            1992            1991            1990            1989
- -----------------------------------------------------------------------------------------------------------------------
Revenues:(d)
Petroleum
  Exploration and Production                    $ 2,739         $ 2,865         $ 2,954         $ 3,256         $ 2,853
  Refining, Marketing and Transportation          6,118           7,650           7,972           8,704           8,674
Chemicals                                           460             732           1,213           1,236           1,276
Geothermal                                          186             203             203             210             190
Corporate and Other                                 135             120             177             234             246
Intersegment Eliminations                        (1,294)         (1,509)         (1,624)         (1,832)         (1,886)
- -----------------------------------------------------------------------------------------------------------------------
   Total                                        $ 8,344         $10,061         $10,895         $11,808         $11,353

Earnings:
Petroleum
  Exploration and Production /(e)/              $   782         $   730         $   757         $   980         $   753
  Refining, Marketing and                           256             139              93             128             231
   Transportation /(a)(f)(g)/
Chemicals (h)                                        65              37              71              68              79
Geothermal(i)                                        83              65              65              49              57
Corporate and Other /(c)/                          (575)           (622)           (774)           (740)           (544)
- -----------------------------------------------------------------------------------------------------------------------
   Pretax earnings from continuing                  611             349             212             485             576
    operations

Income taxes                                       (268)           (153)           (139)            (84)           (218)
Discontinued operations (net of taxes) /(j)/          -               -               -               -             (98)
Cumulative effect of accounting changes            (130)             24               -               -               -
- -----------------------------------------------------------------------------------------------------------------------
    Net earnings                                $   213         $   220         $    73         $   401         $   260

Assets - December 31:
Petroleum
  Exploration and Production                    $ 4,522         $ 4,473         $ 4,804         $ 4,852         $ 4,560
  Refining, Marketing and                         2,645           2,792           2,614           2,461           2,277
   Transportation/ (b)/
Chemicals                                           387             458             662             671             622
Geothermal                                          436             652             670             687             694
Corporate and Other                               1,264           1,077           1,168           1,091           1,104
- -----------------------------------------------------------------------------------------------------------------------
   Total                                        $ 9,254         $ 9,452         $ 9,918         $ 9,762         $ 9,257


(a) Includes equity in earnings of
    affiliates of                               $    69         $    76         $    52         $    78         $    61
(b) Includes equity in affiliates of            $   287         $   283         $   261         $   256         $   226
(c) Includes net interest expense of            $   279         $   356         $   357         $   355         $   395
(d) The recent decline generally reflects the effects of major asset sales which began in 1992.
(e) 1990 includes a gain of $128 million on the sale of the company's Norwegian oil and gas subsidiary.
(f) 1989 includes a gain of $98 million from the formation of UNO-VEN.
(g) The 1991 write-down of the Los Angeles Refinery for $73 million and the 1989 write-down of the Beaumont
    Refinery for $62 million are included in Corporate and Other.
(h) The 1991 write-down of the West Sacramento fertilizer manufacturing plant for $25 million is included in
    Corporate and Other.
(i) 1993 includes a gain of $40 million from the sale of the company's Imperial Valley operations and other exploration assets.
(j) Reflects the sale of the company's coal operations in western Canada.


Millions of Dollars                                      1993       1992       1991       1990       1989
- ----------------------------------------------------------------------------------------------------------
Capital expenditures:
  Petroleum
    Exploration and Production /(a)/                   $  892    $   639    $   857    $   994    $   768
    Refining, Marketing and Transportation                236        201        479        146        143
 Chemicals                                                 11         64         86         84         37
 Geothermal                                                53         37         24         46         63
 Corporate and Other                                       57         18         24         46         39
- ----------------------------------------------------------------------------------------------------------
      Total                                            $1,249    $   959    $ 1,470    $ 1,316    $ 1,050

Depreciation, depletion and
 amortization:
  Petroleum
    Exploration and Production                         $  727    $   729    $   677    $   674    $   570
    Refining, Marketing and Transportation                120        111        100         93        111
  Chemicals                                                21         24         37         43         47
  Geothermal                                               52         58         59         59         55
  Corporate and Other /(b)/                                43         42        132        155         90
- ----------------------------------------------------------------------------------------------------------
     Total                                             $  963    $   964    $ 1,005    $ 1,024    $   873
==========================================================================================================

GEOGRAPHIC AREAS OF OPERATIONS

Millions of Dollars                                       1993       1992       1991       1990      1989
- ----------------------------------------------------------------------------------------------------------

Revenues:
  United States                                        $7,071    $ 8,578    $ 9,522    $10,515    $10,244
  Foreign                                               1,241      1,457      1,449      1,607      1,532
  Corporate                                                55         40         25         54         43
  Intersegment Eliminations                               (23)       (14)      (101)      (368)      (466)
- ----------------------------------------------------------------------------------------------------------
      Total                                            $8,344    $10,061    $10,895    $11,808    $11,353

Earnings:
  United States                                        $  737    $   512    $   456    $   682    $   786
  Foreign                                                 432        434        475        520        353
  Corporate                                              (558)      (597)      (719)      (717)      (563)
- ----------------------------------------------------------------------------------------------------------
    Pretax earnings from continuing operations            611        349        212        485        576

Income taxes                                             (268)      (153)      (139)       (84)      (218)
Discontinued operations (net of taxes)                      -          -          -          -        (98)
Cumulative effect of accounting changes                  (130)        24          -          -          -
- ----------------------------------------------------------------------------------------------------------
      Net earnings                                     $  213    $   220    $    73    $   401    $   260

Assets - December 31:
  United States                                        $6,743    $ 7,046    $ 7,430    $ 7,545    $ 6,915
  Foreign                                               1,541      1,553      1,573      1,420      1,669
  Corporate                                               970        853        915        797        673
- ----------------------------------------------------------------------------------------------------------
    Total                                              $9,254    $ 9,452    $ 9,918    $ 9,762    $ 9,257

(a) 1990 excludes the Prairie acquisition valued at approximately $340 million.
(b) Includes asset write-downs as described in the footnotes (g) and (h) on the previous page. 1990 includes a $127 million write-down of molybdenum assets.

OIL AND GAS FINANCIAL DATA


RESULTS OF OPERATIONS

   Results of operations of oil and gas exploration and production activities are shown below. Sales revenues are net of royalty and net profits interests. Other revenues primarily include gains on sales of oil and gas properties, natural gas contract settlements and miscellaneous rental income.

   Production costs include lifting costs and taxes other than income. Other operating expenses primarily include administrative and general expense. Exploration expenses consist of geological and geophysical costs, leasehold rentals and dry hole costs. Income tax expense is based on the tax effects arising from the operations. Results of operations do not include general corporate overhead and interest costs.


                                             United     Far      Other
Millions of Dollars                          States    East     Foreign   Total
- --------------------------------------------------------------------------------
YEAR 1993
  Sales
    To public                                $  624    $517     $187      $1,328
    Intercompany                                839     198       12       1,049
  Other revenues                                 54       -       45          99
- --------------------------------------------------------------------------------
      Total                                   1,517     715      244       2,476
  Production costs                              448     108       78         634
  Exploration expenses                           75      28       63         166
  Depreciation, depletion and amortization      488     174       65         727
  Other operating expenses                      117      42        8         167
- --------------------------------------------------------------------------------
        Net                                     389     363       30         782
        Income tax expense                      153     168       14         335
- --------------------------------------------------------------------------------
          Results of operations              $  236    $195     $ 16      $  447
YEAR 1992
  Sales
    To public                                $  549    $502     $227      $1,278
    Intercompany                                943     231       16       1,190
  Other revenues                                 26       2       48          76
- --------------------------------------------------------------------------------
      Total                                   1,518     735      291       2,544
  Production costs                              446     121       88         655
  Exploration expenses                           84      45      110         239
  Depreciation, depletion and amortization      524     124       81         729
  Other operating expenses                      117      41       33         191
- --------------------------------------------------------------------------------
        Net                                     347     404      (21)        730
        Income tax expense                      128     184      (44)        268
- --------------------------------------------------------------------------------
          Results of operations              $  219    $220     $ 23      $  462
YEAR 1991
  Sales
    To public                                $  493    $428     $269      $1,190
    Intercompany                              1,006     266       18       1,290
  Other revenues                                 59       7       51         117
- --------------------------------------------------------------------------------
      Total                                   1,558     701      338       2,597
  Production costs                              512      99      105         716
  Exploration expenses                          134      63      100         297
  Depreciation, depletion and amortization      474      96      107         677
  Other operating expenses                       94      28       28         150
- --------------------------------------------------------------------------------
        Net                                     344     415       (2)        757
        Income tax expense                      127     192       15         334
- --------------------------------------------------------------------------------
          Results of operations              $  217    $223     $(17)     $  423

COSTS INCURRED

   Costs incurred in oil and gas property acquisition, exploration and development activities, either capitalized or charged to expense, are shown below. Data for the company's capitalized costs related to petroleum production and exploration activities are presented in Note 10.


                                             United   Far       Other
Millions of Dollars                          States   East     Foreign  Total
- ------------------------------------------------------------------------------
1993
  Property acquisition
    Proved                                   $ 32     $  -     $  2     $ 34
    Unproved                                    8        -       14       22
  Exploration                                 121       40       61      222
  Development                                 469      203       94      766
- ------------------------------------------------------------------------------
1992
  Property acquisition
    Proved                                   $ 14     $  -     $  4     $ 18
    Unproved                                    4        8        3       15
  Exploration                                  79       58      102      239
  Development                                 330      161       40      531
- ------------------------------------------------------------------------------
1991
  Property acquisition
    Proved                                   $ 29     $  -     $  1     $ 30
    Unproved                                   20        8        4       32
  Exploration                                 156       96      110      362
  Development                                 365      188       59      612
- ------------------------------------------------------------------------------

AVERAGE SALES PRICE AND PRODUCTION COSTS PER UNIT (UNAUDITED)

   The average sales price is based on sales revenues and volumes attributable to net working interest production. The average production costs per barrel presented below are based on equivalent petroleum barrels, including natural gas converted at a ratio of 5.3 MCF to one barrel of oil which represents the energy content of the wet gas.

- ------------------------------------------------------------------------------
1993

Average sales price:
  Crude oil and condensate - per barrel      $13.68   $15.50   $14.88   $14.21
  Natural gas - per MCF                        1.97     2.11     1.79     2.01
  Natural gas liquids - per barrel            13.65     8.06     9.51    12.51
Average production costs per barrel            3.77     1.64     5.39     3.18
- ------------------------------------------------------------------------------
1992
Average sales price:
  Crude oil and condensate - per barrel      $15.34   $17.48   $17.11   $15.99
  Natural gas - per MCF                        1.74     2.24     1.54     1.91
  Natural gas liquids - per barrel            11.77     9.29     8.46    11.26
Average production costs per barrel            3.74     1.84     5.28     3.25
- ------------------------------------------------------------------------------
1991
Average sales price:
  Crude oil and condensate - per barrel      $15.82   $17.95   $17.75   $16.50
  Natural gas - per MCF                        1.66     2.15     1.63     1.83
  Natural gas liquids - per barrel            13.78     7.63    11.11    12.67
Average production costs per barrel            4.32     1.59     5.79     3.60
- ------------------------------------------------------------------------------

OIL AND GAS RESERVE DATA (UNAUDITED)

   Estimates of physical quantities of oil and gas reserves, determined by company engineers, for the years 1993, 1992 and 1991 are as shown below. As defined by the Securities and Exchange Commission, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Proved reserve quantities exclude royalties owned by others but include net profits type agreements on a gross basis.

   Natural gas reserves are reported on a wet-gas basis, which include natural gas liquids reserves. For informational purposes, natural gas liquids reserves in the U.S. were 95, 97 and 103 million barrels at December 31, 1993, 1992 and 1991, respectively. Foreign natural gas liquids reserves were insignificant for the above periods. The domestic reserve quantities for natural gas liquids are on a leasehold basis and are derived from the natural gas reserves by applying a national average shrinkage factor obtained from the Department of Energy published statistics.


ESTIMATED PROVED RESERVES OF CRUDE OIL AND CONDENSATE             United         Far        Other
MILLIONS OF BARRELS                                               States         East      Foreign      Total
- --------------------------------------------------------------------------------------------------------------
DEVELOPED AND UNDEVELOPED AS OF JANUARY 1, 1991                   561            171        91          823
  Revisions of estimates                                           (5)             1         1           (3)
  Improved recovery                                                 6              -         1            7
  Discoveries and extensions                                       30             39         4           73
  Purchases                                                        15  /(a)/       -         1           16
  Sales                                                           (21) /(b)/       -        (2)         (23)
  Production                                                      (57)           (24)      (13)         (94)
- --------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1991                                           529            187        83          799
  Revisions of estimates                                            6              1         6           13
  Improved recovery                                                 3              -         -            3
  Discoveries and extensions                                       11             26        30           67
  Purchases                                                        16              -         -           16
  Sales                                                           (12) /(c)/       -        (8)         (20)
  Production                                                      (47) /(d)/     (25)      (12)         (84)
- --------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1992                                           506            189        99          794
  Revisions of estimates                                           (6)             -         2           (4)
  Improved recovery                                                 6              -         -            6
  Discoveries and extensions                                       27              5        25           57
  Purchases                                                         4              -         -            4
  Sales                                                            (6)             -        (3)          (9)
  Production                                                      (48) (e)       (25)      (11)         (84)
- --------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1993                                           483            169       112          764
==============================================================================================================
PROVED DEVELOPED RESERVES
  December 31, 1990                                               435             93        71          599
  December 31, 1991                                               397            103        66          566
  December 31, 1992                                               388            107        57          552
  December 31, 1993                                               360             98        78          536

(a) Includes 10 million barrels acquired through exchanges of property.
(b) Includes the sale of 8 million barrels of future production under forward contracts and 10 million barrels due to exchanges of properties.
(c) Includes the sale of 7 million barrels of future production under forward contracts.
(d) Excludes 8 million barrels produced in 1992 but sold under forward contracts in 1991.
(e) Excludes 7 million barrels produced in 1993 but sold under forward contracts in 1992.


ESTIMATED PROVED RESERVES OF NATURAL GAS             United           Far           Other
  BILLIONS OF CUBIC FEET                             States           East         Foreign      Total
- -----------------------------------------------------------------------------------------------------

DEVELOPED AND UNDEVELOPED AS OF
 JANUARY 1, 1991                                     4,260              1,902          412      6,574
Revisions of estimates                                (156)                (4)          20       (140)
Discoveries and extensions                             316                699           14      1,029
Purchases                                               22  /(a)/           -            3         25
Sales                                                  (48) /(b)/           -           (1)       (49)
Production                                            (351)              (199)         (31)      (581)
- -----------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1991                              4,043              2,398          417      6,858
Revisions of estimates                                  30                (70)           4        (36)
Discoveries and extensions                             175                492            7        674
Purchases                                               50                  -            2         52
Sales                                                 (108)                 -          (92)      (200)
Production                                            (359)              (224)         (28)      (611)
- -----------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1992                              3,831              2,596          310      6,737
Revisions of estimates                                 (94)                49          (20)       (65)
Discoveries and extensions                             348                261           19        628
Purchases                                               26                  -           23         49
Sales                                                  (19)                 -          (75)       (94)
Production                                            (365)              (237)         (21)      (623)
- -----------------------------------------------------------------------------------------------------

AS OF DECEMBER 31, 1993                              3,727              2,669          236      6,632
- -----------------------------------------------------------------------------------------------------

PROVED DEVELOPED RESERVES
  December 31, 1990                                  2,892              1,603          276      4,771
  December 31, 1991                                  2,589              1,664          279      4,532
  December 31, 1992                                  2,460              1,587          225      4,272
  December 31, 1993                                  2,520              1,601          147      4,268


(a) Includes 8 BCF acquired through
    exchanges of properties.
(b) Includes dispositions of 12 BCF due to exchanges of properties.

PRESENT VALUE OF FUTURE NET CASH FLOW RELATED TO PROVED OIL AND GAS RESERVES (UNAUDITED)

   The present value of future net cash flows from proved oil and gas reserves for the years 1993, 1992 and 1991 are presented below. Revenues are based on estimated production of proved reserves from existing and planned facilities and on average prices of oil and gas at year-end. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year-end statutory tax rates to pretax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

   The company cautions readers that the data on the present value of future net cash flow of oil and gas reserves are based on many subjective judgments and assumptions. Different, but equally valid, assumptions and judgments could lead to significantly different results. Additionally, estimates of physical quantities of oil and gas reserves, future rates of production and related prices and costs for such production are subject to extensive revisions and a high degree of variability as a result of economic and political changes. Any subsequent price changes will alter the results and the indicated present value of oil and gas reserves. It is the opinion of the company that this data can be highly misleading and may not be indicative of the value of underground oil and gas reserves.

                                           United        Far          Other
Millions of Dollars                        States       East         Foreign      Total
- ----------------------------------------------------------------------------------------

1993
Revenues (b)                               $12,260      $ 6,049      $1,467      $19,776
Production costs                             5,114        1,192         640        6,946
Development costs (a)                        1,980        1,006         201        3,187
Income tax expense                           1,172        1,788         263        3,223
- ----------------------------------------------------------------------------------------
Net future cash flow                         3,994        2,063         363        6,420
10% annual discount                          1,333          546         124        2,003
Present value of future net cash flow      $ 2,661      $ 1,517      $  239      $ 4,417
========================================================================================

1992
Revenues (b)                               $16,222      $ 6,907      $1,999      $25,128
Production costs                             5,841        1,419         891        8,151
Development costs (a)                        2,303        1,227         275        3,805
Income tax expense                           2,295        2,011         385        4,691
- ----------------------------------------------------------------------------------------
Net future cash flow                         5,783        2,250         448        8,481
10% annual discount                          2,176          688         192        3,056
- ----------------------------------------------------------------------------------------
Present value of future net cash flow      $ 3,607      $ 1,562      $  256      $ 5,425
========================================================================================

1991
Revenues (b)                               $15,532      $ 7,221      $2,158      $24,911
Production costs                             5,400        1,422         859        7,681
Development costs (a)                        2,388          874         271        3,533
Income tax expense                           2,135        2,207         412        4,754
- ----------------------------------------------------------------------------------------
Net future cash flow                         5,609        2,718         616        8,943
10% annual discount                          2,405          833         277        3,515
- ----------------------------------------------------------------------------------------
Present value of future net cash flow      $ 3,204      $ 1,885      $  339      $ 5,428
========================================================================================

(a) Includes dismantlement and abandonment costs.
(b) The average crude oil prices per barrel at year end used in this calculation are as follows:


          1993                              $10.08       $14.96      $11.78
          1992                               14.70        18.97       16.44
          1991                               13.96        19.91       17.09

CHANGES IN PRESENT VALUE OF FUTURE NET CASH FLOW (UNAUDITED)

Millions of Dollars                                     1993          1992          1991
- ----------------------------------------------------------------------------------------
Present value at beginning of year                   $ 5,425        $5,428       $ 7,630
Discoveries and extensions, net of                       626           807           981
 estimated future costs
Net purchases and sales of proved                        (52)         (119)          (42)
 reserves (a)
Revisions to prior estimates:
  Prices net of estimated changes in production costs (2,026)          170        (3,605)
  Future development costs                                92          (262)         (279)
  Quantity estimates                                    (403)         (230)         (177)
  Production schedules and other                          91           262          (310)
Accretion of discount                                    741           688         1,076
Development costs related to beginning                   764           531           580
 of year reserves
Sales of oil and gas, net of production costs of
  $634 million in 1993, $655 million in 1992 and
  $716 million in 1991                                (1,653)(b)    (1,709)(c)    (1,764)
Net change in income taxes                               812          (141)        1,338
- ----------------------------------------------------------------------------------------
Present value at end of year                         $ 4,417        $5,425       $ 5,428
========================================================================================

(a) Purchases of reserves were valued at $39 million, $56 million and $168 million in 1993, 1992 and 1991, respectively. Sales of reserves, including the sale of future production, were valued at $91 million, $175 million and $210 million for the same years, respectively.

(b) Excludes the 1992 sale of future production for which income was recognized in 1993 but cash was received in 1992.

(c) Excludes the 1991 sale of future production for which income was recognized in 1992 but cash was received in 1991.



SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       1993 Quarters                                   1992 Quarters
Dollars in millions                         -------------------------------------          --------------------------------------
except per share amounts                    1st        2nd        3rd         4th           1st         2nd       3rd       4th
- ---------------------------------------------------------------------------------------------------------------------------------
Sales and operating revenues               $2,204     $2,041     $1,907      $1,925        $2,385      $2,632    $2,485    $2,385
Gross profit /(a)/                            247        215        186         140           115         217       205       222
Net earnings /(b)/                             11         88         70          44            40          66        11       103
Net earnings per common share                 .01        .33        .25         .14           .17         .28       .01       .39
=================================================================================================================================

(a) The fourth quarters of 1993 and 1992 exclude $16 million and $27 million for asset write-downs, respectively.

(b) The first quarters of 1993 and 1992 include a charge of $130 million and a gain of $24 million for the cumulative effect of accounting changes, respectively.

SELECTED FINANCIAL DATA

Dollars in millions except per share                1993       1992       1991       1990       1989
 amounts
- ----------------------------------------------------------------------------------------------------
SALES, EARNINGS AND CASH FLOW DATA

Sales revenues
  Petroleum products                            $  2,895   $  3,710   $  3,759   $  4,461   $  4,993
  Crude oil and condensate                         2,264      2,754      3,027      3,282      2,208
  Chemicals                                          431        702      1,168      1,204      1,258
  Natural gas                                      1,104      1,033        954        939        800
  Geothermal                                         145        197        204        210        188
  Natural gas liquids                                101        116        117        103         75
  Minerals                                            62         80         92         93         74
  Other                                               36         47         55         78        101
  Consumer excise taxes                              816        992      1,050        863        972
- ----------------------------------------------------------------------------------------------------
   Total                                           7,854      9,631     10,426     11,233     10,669
Operating revenues                                   223        256        309        275        359
Other revenues                                       267        174        160        300        325
- ----------------------------------------------------------------------------------------------------
     Total revenues                                8,344     10,061     10,895     11,808     11,353
Earnings from continuing operations                  343        196         73        401        358
  Per common share                                  1.27        .75        .31       1.71       1.53
Net earnings /(a)/                                   213        220         73        401        260
  Per common share                                   .73        .85        .31       1.71       1.11
Cash flow from operating activities                1,100      1,157      1,043      1,153      1,068
- ----------------------------------------------------------------------------------------------------

SHARE DATA
Cash dividends declared on preferred stock     $      36  $      17   $      -   $      -   $      -
  Per share                                         3.50       1.62          -          -          -
Cash dividends declared on common stock              181        167        164        164        140
  Per share                                          .75        .70        .70        .70        .60
Number of common stockholders at year end         41,682     44,870     43,591     44,466     46,222
Weighted average common shares (thousands)       241,114    238,278    234,594    234,132    233,846
- ----------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Current assets                                  $  1,578   $  1,660   $  1,978   $  2,071   $  1,993
Current liabilities                                1,196      1,436      1,524      1,846      1,475
Working capital                                      382        224        454        225        518
Ratio of current assets to current liabilities     1.3:1      1.2:1      1.3:1      1.1:1      1.4:1
Total assets                                       9,254      9,452      9,918      9,762      9,257
Long-term debt                                     3,455      3,530      4,543      4,025      3,853
Capital lease obligations                             13         16         20         22         34
Total stockholders' equity                         3,129      3,131      2,464      2,550      2,300
  Per common share                                 10.90      10.93      10.50      10.87       9.83
  Return on average stockholders' equity             6.8%       7.9%       2.9%      16.5%      11.6%
- ----------------------------------------------------------------------------------------------------

GENERAL DATA
Salaries, wages and employee benefits /(b)/     $    744   $    817   $    843   $    773   $    729
Number of regular employees at year end           13,613     14,687     17,248     17,518     17,286
- ----------------------------------------------------------------------------------------------------

(a) Net earnings for 1993 and 1992 include a charge of $130 million ($.54 per share) and a gain of $24 million ($.10 per share) for the cumulative effect of accounting changes, respectively.

(b) Employee benefits are net of pension income recognized in accordance with current accounting standards for pension costs. 1993 also includes the accrued postretirement medical benefits cost under new accounting standards .

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

                       ----------------------------------

                                    PART III

   The information required by Items 10 through 12 (except for information regarding the company's executive officers) is incorporated by reference from Unocal's Proxy Statement for its 1994 Annual Meeting of Stockholders,
File No. 1-8483, as indicated below.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding the Directors of the Registrant and the Executive Officers of the Registrant can be found on pages 3 through 5 of the 1994 Proxy Statement and page 18 of this Annual Report on Form 10-K, respectively.

ITEM 11 - EXECUTIVE COMPENSATION

   See pages 12 through 15 of the 1994 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See pages 7 and 16 of the 1994 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Not required.

                       ----------------------------------

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

        (1) Financial Statements: See Item 8 on page 26 of this Annual Report on Form 10-K

        (2) Financial Statement Schedules: See Item 8 on page 26 of this Annual Report on Form 10-K

        (3) Exhibits

            The Exhibit Index on page 64 of this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

   (b) Five Reports on Form 8-K were filed:

        (1) Filed December 8, 1993, Unocal announced the May 1, 1994, retirement of Richard J. Stegemeier, the Chief Executive Officer of the company.

        (2) Filed January 12, 1994, the settlement of a lawsuit with MESA Petroleum was announced.

        (3) Filed January 31, 1994, Unocal's 1993 4th Quarter and Year-end earnings were announced.

        (4) Filed March 2, 1994, the company announced a change in its bylaws which reduces the number of directors from 14 to 12, effective April 25, 1994.

        (5) Filed March 24, 1994, a civil lawsuit concerning the Guadalupe oil field was announced.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             UNOCAL CORPORATION
                                                (Registrant)

Date:  March 28, 1994              By         THOMAS B. SLEEMAN
                                     ---------------------------------
                                              Thomas B. Sleeman
                                          Senior Vice President and
                                           Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 1994.


     SIGNATURE                                      TITLE
     ---------                                      -----
RICHARD J. STEGEMEIER                    Chairman of the Board
- ------------------------                 and Chief Executive Officer
Richard J. Stegemeier






ROGER C. BEACH                           Director, President and
- ------------------------                 Chief Operating Officer
Roger C. Beach





THOMAS B. SLEEMAN                        Director, Senior Vice President
- ------------------------                 and Chief Financial Officer
Thomas B. Sleeman





CHARLES S. McDOWELL                      Vice President and Comptroller
- ------------------------                 (Principal Accounting Officer)
Charles S. McDowell





                                         Director
- ------------------------
John W. Amerman



      Signature                                   Title
      ---------                                   -----


MacDONALD G. BECKET                      Director
- ----------------------
MacDonald G. Becket



CLAUDE S. BRINEGAR                       Vice Chairman of the Board
- ----------------------
Claude S. Brinegar




MALCOLM R. CURRIE                        Director
- ----------------------
Malcolm R. Currie




RICHARD K. EAMER                         Director
- ----------------------
Richard K. Eamer




FRANK C. HERRINGER                       Director
- ----------------------
Frank C. Herringer




JOHN F. IMLE, JR.                        Director
- ----------------------
John F. Imle, Jr.




DONALD P. JACOBS                         Director
- ----------------------
Donald P. Jacobs



NEAL E. SCHMALE                          Director
- ----------------------
Neal E. Schmale




CHARLES R. WEAVER                        Director
- ----------------------
Charles R. Weaver




MARINA v.N. WHITMAN                      Director
- ----------------------
Marina v.N. Whitman



                UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                             (MILLIONS OF DOLLARS)

                                                                          1993
                                           ----------------------------------------------------------------------
                                           BALANCE AT                 SALES AND           OTHER         BALANCE AT
                                            12/31/92    ADDITIONS   RETIREMENTS          CHANGES/(D)/    12/31/93
                                           ----------   ---------   ------------         -------        ----------
PROPERTY, PLANT & EQUIPMENT
  OWNED PROPERTIES
    Petroleum Operations:
      Exploration and Production            $  11,656      $  891        $  (497)/(b)/      $(24)       $  12,026

      Refining, Marketing and
        Transportation                          3,079         236           (386)             16            2,945
                                            ---------      ------        -------            ----        ---------
        Total                                  14,735       1,127           (883)             (8)          14,971
    Chemical Operations                           819          11            (81)            (70)             679
    Geothermal Operations                       1,185          53           (302)              4              940
    Corporate and Other /(a)/                   1,707          57            (36)             50            1,778
                                            ---------      ------        -------            ----        ---------
          Total Owned Properties               18,446       1,248         (1,302)            (24)          18,368
  LEASED PROPERTIES
          Total Leased Properties                  29           1              -              (8)              22
                                            ---------      ------        -------            ----        ---------
            Total Properties                $  18,475      $1,249        $(1,302)           $(32)       $  18,390
                                            =========      ======        =======            ====        =========

ACCUMULATED DEPRECIATION, DEPLETION
AND AMORTIZATION
  OWNED PROPERTIES
    Petroleum Operations:
      Exploration and Production            $   7,628      $  725        $  (396)/(c)/      $(13)       $   7,944
      Refining, Marketing and
        Transportation                          1,449         120           (265)             41            1,345
                                            ---------      ------        -------            ----        ---------
        Total                                   9,077         845           (661)             28            9,289
    Chemical Operations                           553          21            (71)            (44)             459
    Geothermal Operations                         615          52           (105)              -              562
    Corporate and Other /(a)/                   1,317          43            (17)              -            1,343
                                            ---------      ------        -------            ----        ---------
        Total Owned Properties                 11,562         961           (854)            (16)          11,653
  LEASED PROPERTIES
        Total Leased Properties                    17           2              -              (5)              14
                                            ---------      ------        -------            ----        ---------
          Total Properties                  $  11,579      $  963        $  (854)           $(21)       $  11,667
                                            =========      ======        =======            ====        =========

- ------------------

 (a)  Includes minerals, oil shale and real estate properties
 (b)  Includes dry hole costs and land relinquishments.
 (c)  Includes land relinquishments.
 (d) Consists mainly of intersegment transfers and foreign currency translation adjustments.

                UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                             (MILLIONS OF DOLLARS)

                                                                          1992
                                           ------------------------------------------------------------------
                                           BALANCE AT                SALES AND         OTHER       BALANCE AT
                                            12/31/91    ADDITIONS   RETIREMENTS      CHANGES(D)     12/31/92
                                           ----------   ---------   ------------     -------       ----------
PROPERTY, PLANT & EQUIPMENT
  OWNED PROPERTIES
    Petroleum Operations:
      Exploration and Production            $  11,547        $639       $   (473)(b)    $(57)      $  11,656
      Refining, Marketing and
        Transportation                          3,039         201           (143)        (18)          3,079
                                            ---------        ----        -------        ----       ---------
        Total                                  14,586         840           (616)        (75)         14,735
    Chemical Operations                           991          64           (239)          3             819
    Geothermal Operations                       1,151          37             (3)          -           1,185
    Corporate and Other (a)                     1,644          18           (151)        196           1,707
                                            ---------        ----        -------        ----       ---------
          Total Owned Properties               18,372         959         (1,009)        124          18,446
  LEASED PROPERTIES
          Total Leased Properties                  29           -              -           -              29
                                            ---------        ----        -------        ----       ---------
            Total Properties                $  18,401        $959        $(1,009)       $124       $  18,475
                                            =========        ====        =======        ====       =========

ACCUMULATED DEPRECIATION, DEPLETION
AND AMORTIZATION
  OWNED PROPERTIES
    Petroleum Operations:
      Exploration and Production            $   7,231        $728   $       (294)(c)    $(37)      $   7,628
      Refining, Marketing and
        Transportation                          1,449         111           (112)          1           1,449
                                            ---------        ----        -------        ----       ---------
        Total                                   8,680         839           (406)        (36)          9,077
    Chemical Operations                           587          24            (69)         11             553
    Geothermal Operations                         566          58             (9)          -             615
    Corporate and Other  (a)                    1,426          42           (138)        (13)          1,317
                                            ---------        ----        -------        ----       ---------
          Total Owned Properties               11,259         963           (622)        (38)         11,562
  LEASED PROPERTIES
          Total Leased Properties                  16           1              -           -              17
                                            ---------        ----        -------        ----       ---------
            Total Properties                $  11,275        $964        $  (622)       $(38)      $  11,579
                                            =========        ====        =======        ====       =========

- ---------------------------
 (a) Includes minerals, oil shale and real estate properties
 (b) Includes dry hole costs and land relinquishments.
 (c) Includes land relinquishments.
 (d) Consists mainly of intersegment transfers, foreign currency translation
     adjustments, and the effect of the   UXC merger.

                UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

     SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

                             (MILLIONS OF DOLLARS)

                                                                          1991
                                           --------------------------------------------------------------------
                                           BALANCE AT                 SALES AND        OTHER       BALANCE AT
                                            12/31/90    ADDITIONS   RETIREMENTS       CHANGES(D)      12/31/91
                                           ----------   ---------   ------------      ---------     -----------
PROPERTY, PLANT & EQUIPMENT
  OWNED PROPERTIES
    Petroleum Operations:
      Exploration and Production            $  11,074      $  856          $(409)(b)      $ 26       $  11,547
      Refining, Marketing and
        Transportation                          2,753         479           (196)            3           3,039
                                            ---------      ------          -----          ----       ---------
        Total                                  13,827       1,335           (605)           29          14,586
      Chemical Operations                         922          86            (10)           (7)            991
      Geothermal Operations                     1,163          24            (35)           (1)          1,151
      Corporate and Other (a)                   1,630          24            (21)           11           1,644
                                            ---------      ------          -----          ----       ---------
          Total Owned Properties               17,542       1,469           (671)           32          18,372
  LEASED PROPERTIES
          Total Leased Properties                  32           1              -            (4)             29
                                            ---------      ------          -----          ----       ---------
            Total Properties                $  17,574      $1,470          $(671)         $ 28       $  18,401
                                            =========      ======          =====          ====       =========

ACCUMULATED DEPRECIATION, DEPLETION
AND AMORTIZATION
  OWNED PROPERTIES
    Petroleum Operations:
      Exploration and Production            $   6,778      $  676   $       (222)(c)      $ (1)      $   7,231
      Refining, Marketing and
        Transportation                          1,467          99           (195)           78           1,449
                                            ---------      ------          -----          ----       ---------
        Total                                   8,245         775           (417)           77           8,680
      Chemical Operations                         545          37             (8)           13             587
      Geothermal Operations                       530          59            (22)           (1)            566
      Corporate and Other (a)                   1,400         132            (12)          (94)          1,426
                                            ---------      ------          -----          ----       ---------
            Total Owned Properties             10,720       1,003           (459)           (5)         11,259
  LEASED PROPERTIES
            Total Leased Properties                17           2              -            (3)             16
                                            ---------      ------          -----          ----       ---------
              Total Properties              $  10,737      $1,005          $(459)         $ (8)      $  11,275
                                            =========      ======          =====          ====       =========

- ------------------------
  (a)  Includes minerals, oil shale and real estate properties
  (b)  Includes dry hole costs and land relinquishments.
  (c)  Includes land relinquishments.
  (d) Consists mainly of intersegment transfers and foreign currency translation adjustments.

                UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (MILLIONS OF DOLLARS)

                                                                ADDITIONS
                                                     ---------------------------
                                                        CHARGED OR    CHARGED OR
                                           BALANCE AT   (CREDITED)    (CREDITED)    DEDUCTIONS      BALANCE
                                           BEGINNING    TO COSTS &     TO OTHER        FROM         AT END
DESCRIPTION                                OF PERIOD     EXPENSES      ACCOUNTS      RESERVES (A)  OF PERIOD
- ------------------------------------------------------------------------------------------------------------
YEAR 1993

Amounts deducted from
  applicable assets:

Accounts and notes receivable                     $18          $11           $(2)          $(11)         $16

Investments and long-term receivables             $ 5          $ 2           $(2)          $ (1)         $ 4


YEAR 1992

Amounts deducted from
  applicable assets:

Accounts and notes receivable                     $15          $16           $ 1           $(14)         $18

Investments and long-term receivables             $ 6          $ -           $(1)          $  -          $ 5


YEAR 1991

Amounts deducted from
  applicable assets:

Accounts and notes receivable                     $16          $15           $(2)          $(14)         $15

Investments and long-term receivables             $ 5          $ 1           $ -           $  -          $ 6

- ---------------------------------
(a) Represents receivables written off, net of recoveries, reinstatements, and losses sustained.

                               UNOCAL CORPORATION

                                 EXHIBIT INDEX

Exhibit  3.1                    Certificate of Incorporation of Unocal
                                (incorporated by reference to Exhibit 3 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).

Exhibit  3.2                    Bylaws of Unocal (incorporated by reference to
                                Exhibit 3 to Unocal's Quarterly Report on Form
                                10-Q for the quarter ended March 31, 1992, File
                                No. 1-8483. Amendments to bylaws to be effective on and after April 25, 1994 are incorporated by reference to Unocal's Current Report on Form
                                8-K, dated March 2, 1994, File No. 1-8483).

Exhibit  4                      Instruments Defining the Rights of Security
                                Holders, Including Indentures - see pages 65 and
                                66.

Exhibit 10.1 Rights Agreement, dated as of January 29, 1990, between the registrant and Chemical Trust
                                Company of California, as successor Rights Agent
                                (incorporated by reference to Exhibit 1 to Unocal's Current Report on Form 8-K dated
                                January 29, 1990, File No. 1-8483).

The following Exhibits 10.2 through 10.8 are compensatory plans or agreements required to be filed by Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit 10.2 The Management Incentive Program (incorporated by reference to Unocal Registration Statement on Form S-8, File No. 33-43231, filed October
                                8, 1991).

Exhibit 10.3                    The Long-Term Incentive Plan of 1985
                                (incorporated by reference to Unocal
                                Registration Statement on Form S-8, File No.
                                2-93452, filed September 28, 1984).

Exhibit 10.4                    Supplemental Retirement Plan for Key Management
                                Personnel, as amended and effective January 1, 1989 (incorporated by reference to Exhibit 10.3 to the Unocal's Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).

Exhibit 10.5 Other Compensatory Arrangements (incorporated by reference to Exhibit 10.4 to Unocal's Annual
                                Report on Form 10-K for the year ended December
                                31, 1990, File No. 1-8483).

Exhibit 10.6                    Directors' Restricted Stock Plan of 1991
                                (incorporated by reference to Exhibit B to Unocal's Proxy Statement for its 1991 Annual
                                Meeting of Stockholders, File No. 1-8483).

Exhibit 10.7 Form of Indemnity Agreement between Unocal and each of its directors (incorporated by reference to Exhibit A to Unocal's Proxy Statement for its
                                1987 Annual Meeting of Stockholders, File No.
                                1-8483).

Exhibit 10.8 Consulting Agreement, dated April 26, 1993, between Union Oil Company of California, dba
                                Unocal, and Claude S. Brinegar.

Exhibit 11                      Computation of Earnings Per Common Share

Exhibit 12                      Computation of Ratio of Earnings to Fixed Charges

Exhibit 21                      Subsidiaries of Unocal Corporation

Exhibit 23                      Consent of Coopers & Lybrand