Form 10-K/A
period 1993-12-31
UNOCAL CORP/DE
filed 1994-04-08
CIK 716039

                                     1993
                                     ----
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                 FORM 10-K/A

                               (AMENDMENT NO. 1)

         X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----  SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1993
                                        -----------------

                                       or

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _____________ to ____________.

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

    Stock Purchase Rights                   New York Stock Exchange
                                            Chicago Stock Exchange
                                            Pacific Stock Exchange

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

. . .

ITEM 11 - EXECUTIVE COMPENSATION

   See pages 6 and 12 through 15 of the 1994 Proxy Statement.

. . .

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNOCAL CORPORATION
                                        ------------------
                                           (Registrant)

Dated: April 8, 1994                    By: CHARLES S. MCDOWELL
                                            -------------------
                                            (Charles S. McDowell,
                                            Vice President and Comptroller)

                               UNOCAL CORPORATION

                                 EXHIBIT INDEX

Exhibit 3.1* Certificate of Incorporation of Unocal (incorporated by reference to Exhibit 3 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).

Exhibit  3.2*                   Bylaws of Unocal (incorporated by reference to
                                Exhibit 3 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-8483. Amendments to bylaws to be effective on and after April 25, 1994 are incorporated by reference to Unocal's Current Report on Form 8-K, dated March 2, 1994, File No. 1-8483).

Exhibit 4* Instruments Defining the Rights of Security Holders, Including Indentures - see pages 65 and 66.

Exhibit 10.1* Rights Agreement, dated as of January 29, 1990, between the registrant and Chemical Trust Company of California, as successor Rights Agent (incorporated by reference to Exhibit 1 to Unocal's Current Report on Form 8-K dated January 29, 1990, File No. 1-8483).

The following Exhibits 10.2 through 10.8 are compensatory plans or agreements required to be filed by Item 601(b)(10)(iii)(A) of Regulation S-K.

Exhibit 10.2* The Management Incentive Program (incorporated by reference to Unocal Registration Statement on Form S-8, File No. 33-43231, filed October 8, 1991).

Exhibit 10.3* The Long-Term Incentive Plan of 1985 (incorporated by reference to Unocal Registration Statement on Form S-8, File No. 2-93452, filed September 28, 1984).

Exhibit 10.4* Supplemental Retirement Plan for Key Management Personnel, as amended and effective January 1, 1989 (incorporated by reference to Exhibit 10.3 to the Unocal's Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).

Exhibit 10.5* Other Compensatory Arrangements (incorporated by reference to Exhibit 10.4 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).

Exhibit 10.6* Directors' Restricted Stock Plan of 1991 (incorporated by reference to Exhibit B to Unocal's Proxy Statement for its 1991 Annual Meeting of Stockholders, File No. 1-8483).

Exhibit 10.7* Form of Indemnity Agreement between Unocal and each of its directors (incorporated by reference to Exhibit A to Unocal's Proxy Statement for its 1987 Annual Meeting of Stockholders, File No. 1-8483).

Exhibit 10.8** Consulting Agreement, dated April 26, 1993, between Union Oil Company of California, dba Unocal, and Claude S. Brinegar.

Exhibit 11*                     Computation of Earnings Per Common Share

Exhibit 12*                     Computation of Ratio of Earnings to Fixed
                                Charges

Exhibit 21*                     Subsidiaries of Unocal Corporation

Exhibit 23*                     Consent of Coopers & Lybrand

- ----------

 * Previously filed.

** Filed with this amendment.