Form 10-Q
period 1994-03-31
UNOCAL CORP/DE
filed 1994-05-11
CIK 716039

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549


                                FORM 10-Q


    _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended  March 31, 1994
                                        --------------
                                   or
    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to             .
                                       --------------   -------------


                      Commission file number 1-8483

                           UNOCAL CORPORATION
                           -------------------
         (Exact name of registrant as specified in its charter)



           DELAWARE                         95-3825062
           --------                         -----------
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)         Identification No.)



       1201 West Fifth Street, Los Angeles, California       90017
       -----------------------------------------------       -----
           (Address of principal executive offices)        (Zip Code)


   Registrant's Telephone Number, Including Area Code:  (213) 977-7600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No
                                                              ---

Number of shares of Common Stock, $1 par value, outstanding as of April 30, 1994: 241,935,630

                     PART I - FINANCIAL INFORMATION


CONSOLIDATED EARNINGS                                    UNOCAL CORPORATION
(Unaudited)

                                                        For the Three Months
                                                           Ended March 31
Dollars in millions except per share amounts               1994      1993
- ---------------------------------------------------------------------------
Revenues
Sales and operating revenues (a)                        $1,829    $2,204
Gain on asset sales and other revenues                      87       114
- ---------------------------------------------------------------------------
   Total revenues                                        1,916     2,318

Costs and Other Deductions
Crude oil and product purchases                            614       898
Operating expense                                          429       420
Selling, administrative and general expense                120       124
Depreciation, depletion and amortization                   272       234
Dry hole costs                                              24         8
Exploration expense                                         25        27
Interest expense                                            74        81
Excise, property and other operating taxes (a)             253       276
- ---------------------------------------------------------------------------
   Total costs and other deductions                      1,811     2,068
- ---------------------------------------------------------------------------
Earnings before income taxes                               105       250
Income taxes                                                51       109
- ---------------------------------------------------------------------------
Earnings before cumulative effect of accounting changes     54       141
Cumulative effect of accounting changes                      -      (130)
- ---------------------------------------------------------------------------
Net Earnings                                            $   54    $   11
Dividends on preferred stock                                 9         9
- ---------------------------------------------------------------------------
Net Earnings Applicable to Common Stock                 $   45    $    2


Earnings per share of common stock (b)
 Before cumulative effect of accounting changes         $  .19    $  .55
 Cumulative effect of accounting changes                     -      (.54)
- ---------------------------------------------------------------------------
 Net earnings per share                                 $  .19    $  .01

Cash dividends declared per share of common stock       $ .200    $ .175
- ---------------------------------------------------------------------------

(a) Includes consumer excise taxes of                   $  222    $  237

(b) Based on net earnings applicable to common stock
    divided by weighted average shares outstanding
    (in thousands)                                     241,642   240,838



             See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                     UNOCAL CORPORATION
(Unaudited)


                                                      March 31  December 31
Millions of dollars                                       1994         1993
- -----------------------------------------------------------------------------

Assets
Current assets
 Cash and cash equivalents                              $  217       $  205
 Accounts and notes receivable
   Trade                                                   879          877
   Refundable income taxes                                  84          114
 Inventories
   Crude oil                                                41           44
   Refined products                                        148          146
   Chemicals                                                56           55
   Minerals                                                 17           15
   Supplies, merchandise and other                          71           66
 Other current assets                                       64           56
- ------------------------------------------------------------------------------
     Total current assets                                1,577        1,578
Investments and long-term receivables                      864          847
Properties (net of accumulated depreciation and other
    allowances of $11,853 in 1994 and $11,667 in 1993)   6,653        6,723
Other assets                                                74          106
          Total assets                                  $9,168       $9,254
- ------------------------------------------------------------------------------
Liabilities
Current liabilities
 Accounts payable                                       $  606       $  735
 Taxes payable                                             271          208
 Current portion of long-term debt and capital lease        55           54
obligations
 Interest payable                                           72           92
 Other current liabilities                                  97          107
 -----------------------------------------------------------------------------
     Total current liabilities                           1,101        1,196
Long-term debt and capital lease obligations             3,467        3,468
Deferred income taxes                                      846          875
Other deferred credits and liabilities                     622          586
- -----------------------------------------------------------------------------
       Total liabilities                                 6,036        6,125
Stockholders' Equity
Preferred stock ($0.10 par value; stated at                513          513
liquidation value of $50 per share)
Common stock  ($1 par value)                               242          241
Capital in excess of par value                             177          163
Foreign currency translation adjustment                    (12)          (5)
Unearned portion of restricted stock issued                (15)         (13)
Retained earnings                                        2,227        2,230
- -----------------------------------------------------------------------------
       Total stockholders' equity                        3,132        3,129
- -----------------------------------------------------------------------------
          Total liabilities and stockholders' equity    $9,168       $9,254



             See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                                   UNOCAL CORPORATION
(Unaudited)

                                                        For the Three Months
                                                            Ended March 31
Millions of Dollars                                         1994      1993
- ------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                 $ 54      $ 11
Adjustments to reconcile net earnings to
 net cash provided by operating activities
  Cumulative effect of accounting changes                       -       130
  Depreciation, depletion and amortization                    272       234
  Dry hole costs                                               24         8
  Deferred income taxes                                       (27)       50
  Gain on sales of assets (before-tax)                        (14)      (77)
  Other                                                        41         7
  Working capital and other changes related to operations
     Accounts and notes receivable                             28        85
     Inventories                                               (6)      (18)
     Accounts payable                                        (129)      (48)
     Taxes payable                                             63       (16)
     Other                                                    (18)      (61)
- ------------------------------------------------------------------------------
      Net cash provided by operating activities               288       305

Cash Flows from Investing Activities
  Capital expenditures (includes dry hole costs)             (264)     (192)
  Proceeds from sales of assets                                38       320
- ------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities    (226)      128

Cash Flows from Financing Activities
  Long-term borrowings                                        362         -
  Reduction of long-term debt and capital lease obligations  (363)      (41)
  Dividends paid on preferred stock                            (9)       (9)
  Dividends paid on common stock                              (48)      (42)
  Other                                                         8        (2)
- ------------------------------------------------------------------------------
      Net cash used in financing activities                   (50)      (94)

Increase in cash and cash equivalents                          12       339
Cash and cash equivalents at beginning of year                205       157
- ------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $217      $496

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (net of amount capitalized)                        $90       $93
  Income taxes (net of refunds)                               $ 9       $52




             See Notes to Consolidated Financial Statements.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

(1) The consolidated financial statements included herein are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position and results of operations. All adjustments are of a normal recurring nature, except for items discussed in Note 3. Such financial statements are presented in accordance with the Securities and Exchange Commission's disclosure requirements for Form 10-Q.

      These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Commission in Unocal Corporation's 1993 Annual Report on Form 10-K.

      Results for the three months ended March 31, 1994, are not necessarily indicative of future financial results.

(2) For the purpose of this report, Unocal Corporation and its consolidated subsidiary, Union Oil Company of California (Union
      Oil), will be referred to as "Unocal" or "the company".

(3)   1993 Accounting Changes:

      (a)Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This new accounting standard requires the company to recognize its obligation to provide postretirement health care benefits and to accrue such costs rather than recording them on a cash basis. The actuarial present value of the accumulated postretirement health care obligation existing at January 1, 1993 was recognized in the Consolidated Earnings Statement as a cumulative effect of an accounting change, resulting in a charge to the first quarter 1993 earnings of $192 million before tax ($121 million after tax or 50 cents per common share).

      (b) The company also adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. This statement requires the company to recognize its obligation to provide benefits, such as workers' compensation and disabled employees' medical care, to former or inactive employees after employment but before retirement. The charge to earnings for the cumulative effect of the company's unfunded obligation prior to 1993, was $14 million before tax ($9 million after tax or 4 cents per common share).

(4) Capitalized interest totaled $9 million and $7 million for the first quarter of 1994 and 1993, respectively.

(5) Between March 24, and April 27, 1994, Unocal issued $179 million in Medium Term Notes with interest rates ranging from 6.33% to 7.24% and maturity dates ranging from February 1997 to March 2001. The proceeds were used to refinance maturing and callable debt.

(6) Certain items in the prior year financial statements have been reclassified to conform to the 1994 presentation.

                           UNOCAL CORPORATION
                          OPERATING HIGHLIGHTS
                               (Unaudited)
                                                           For the Three Months
                                                             Ended March 31
                                                               1994      1993
- -------------------------------------------------------------------------------
NET DAILY PRODUCTION (a)
Crude oil and condensate (thousand barrels):
United States                                                 141.9     152.5
                                                              ---------------
Foreign: Thailand                                              15.4      19.2
         Indonesia                                             61.9      49.8
         Canada                                                16.6      18.5
         Other                                                 21.3      12.9
                                                               --------------
          Total Foreign                                       115.2     100.4
                                                             -----------------
  Worldwide                                                   257.1     252.9

Natural Gas (million cubic feet):
United States                                                 1,118       929
                                                              ----------------
Foreign: Thailand                                               422       532
         Indonesia                                              167       109
         Canada                                                  93        61
         Other                                                    4         6
                                                              ----------------
               Total Foreign                                    686       708
                                                              ----------------
  Worldwide                                                   1,804     1,637


Natural gas liquids (thousand barrels)                         19.4      19.9

Geothermal (million kilowatt-hours)                            19.6      22.1

Input to crude oil processing units
(thousand barrels daily) (b)                                  294.2     279.4

Sales of petroleum products (thousand barrels daily) (b)      306.2     379.9

- ------------------------------------------------------------------------------
AVERAGE SALES PRICES
Crude oil and condensate (per barrel):
United States                                                $10.48    $14.38
Foreign: Thailand                                            $13.35    $17.35
         Indonesia                                           $13.06    $15.58
         Canada                                              $11.44    $14.86
         Other                                               $12.71    $16.59
            Total Foreign                                    $12.72    $16.01
  Worldwide                                                  $11.32    $14.90

Natural gas (per thousand cubic feet):
United States                                                 $2.08     $1.82
Foreign: Thailand                                             $2.10     $2.08
         Indonesia                                            $1.68     $2.05
         Canada                                               $1.77     $1.46
         Other                                                $2.13     $2.42
            Total Foreign                                     $1.97     $1.96
  Worldwide                                                   $2.04     $1.89


(a)   Includes net profits type agreements on a gross basis.
(b)   Includes the company's 50% equity portion of The UNO-VEN Company.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Unocal's net earnings for the first quarter of 1994 were $54 million, or 19 cents per common share, compared with $11 million in the first quarter of 1993, or one cent per common share. The comparability of the company's reported earnings for these periods is affected by the following special items:

                                                       For the Three Months
                                                             Ended March 31
     Millions of Dollars                                      1994     1993
     ------------------------------------------------------------------------
     Special items:
      Cumulative effect of accounting changes:
         For postretirement benefits (SFAS 106)               $ -    $(121)
         For postemployment benefits (SFAS 112)                 -       (9)
      Writedown of investment and provision for abandonment
        and remediation of the Guadalupe oil field            (23)       -
      Litigation                                              (17)      (1)
      MESA settlement                                          24        -
      Asset sales                                               8       47
      Other                                                     -       (3)
      ------------------------------------------------------------------------
        Total                                                 $(8)    $(87)

Excluding the effect of special items, first quarter 1994 net earnings were $62 million, or 22 cents per common share, compared with $98 million, or 37 cents per common share in the first quarter of 1993. The results reflected the steep decline in crude oil prices from a year ago, which were offset partially by increased natural gas revenues due to higher domestic prices and production.

Consolidated revenues for the first quarter 1994 were $1.92 billion, down from $2.32 billion in the same period a year ago. Total costs and other deductions for the first quarter 1994 were $1.81 billion, compared to $2.07 billion in the first quarter of 1993. Both revenues and costs decreases reflect the sale of several businesses during 1993 and the continued phase-out of Southeastern retail gasoline marketing operations.

PETROLEUM EXPLORATION AND PRODUCTION. Earnings for the first quarter 1994 totaled $71 million, compared with $142 million in 1993. Excluding special charges related to the Guadalupe oil field and gains from asset sales, petroleum exploration and production earnings were $87 million, compared with $120 million during the same period a year ago.

The company took a charge in the first quarter of 1994 for the writedown of investment, abandonment and remediation of the Guadalupe oil field, located on the central coast of California. This charge covers remediation and cleanup efforts currently underway from leaks of a diesel-like additive, called diluent, that was formerly used to help produce the heavy crude oil.

The decline in operating earnings reflected lower worldwide crude oil prices which was partially offset by higher domestic natural gas prices and production.

The average sales price for worldwide crude oil in the first quarter of 1994 was $11.32 per barrel, down from $14.90 per barrel a year ago.

Net daily domestic natural gas production averaged 1,118 million cubic feet (mmcf), compared to 929 mmcf for the first quarter of 1993. The increased domestic natural gas production was a result of the accelerated development program initiated in 1993. Domestic natural gas sales prices averaged $2.08 per thousand cubic feet (mcf), up from $1.82 per mcf last year.

REFINING, MARKETING AND TRANSPORTATION. First quarter earnings for Unocal's refining, marketing and transportation segment totaled $41 million, compared with $48 million in 1993. For the quarter, margins on refined product sales were slightly lower. Petroleum product sales were 306,200 barrels per day in the first quarter of 1994, down from 379,900 barrels per day in the same period in 1993. The decline is the result of the sale of the auto/truckstop system and the continued phase-out of Southeastern retail gasoline marketing. However, the company's West Coast U.S. petroleum product sales volumes increased 7 percent to 240,000 barrels per day in the first quarter 1994, compared with 224,200 barrels per day a year ago.

CHEMICALS. Chemicals operations recorded earnings of $9 million for the first quarter 1993, compared with $12 million a year ago. The results reflected lower earnings from agricultural products.

GEOTHERMAL. First quarter 1994 geothermal earnings were $5 million, compared with $32 million a year ago. The 1993 first quarter included a $26 million gain from the sale of the company's Imperial Valley
(California) geothermal assets and other geothermal exploration properties.

CORPORATE AND OTHER. Corporate expenses and the results of other businesses were $72 million in the first quarter 1994. This compares with $93 million in the same period in 1993. Adjusted for special items, net expense for corporate and other was $80 million in 1994, versus $89 million for the same period a year ago. The decrease reflected lower net interest expense and a reduction in administrative and general expense.

The special items in the first quarter of 1994 included $24 million from the settlement of a lawsuit against Mesa Petroleum, resulting from the takeover attempt in 1985. Also, the first quarters of 1994 and 1993 each included unusual litigation expenses.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

Cash flow from operating activities, including working capital changes, was $288 million in the first quarter of 1994, down from $305 million in 1993. The effect of lower crude oil prices was largely offset by higher gas revenues and the Mesa lawsuit settlement.

Proceeds from asset sales were $38 million in the first quarter of 1994, compared to $320 million in the first quarter a year ago. The 1994 proceeds were mainly from the sale of nonstrategic oil and gas properties, while 1993 included $224 million from the sale of the company's Imperial Valley (California) geothermal assets and other geothermal exploration properties.

Consolidated working capital at March 31, 1994, was $476 million, an increase of $94 million from the 1993 year-end level of $382 million. The company's total debt remained at $3,522 million, unchanged from the year-end 1993 level.

Capital expenditures for the first quarter 1994 totaled $264 million, compared with $192 million a year ago. The increase reflected Unocal's accelerated exploration and development program in Louisiana and Alaska's Cook Inlet, as well as refinery construction to prepare for manufacturing reformulated gasoline. Dry hole expense for the first quarter was $24 million in 1994, compared with $8 million in the first quarter of 1993.

OUTLOOK

Worldwide crude oil prices are expected to remain unstable through the rest of this year, while the demand for natural gas is expected to remain strong. On the West Coast, the sluggish economy continues to affect demand for refined products.

Total production of natural gas is expected to average about 1,800 million cubic feet per day during the full-year 1994, up nearly 13 percent from the 1993 level. Total production should grow to almost 2,000 million cubic feet per day by 1996, driven by higher production from the Gulf of Mexico area and Thailand.

Crude oil and condensate production is expected to remain stable at 257,000 barrels per day if the price of West Texas Intermediate crude remains in the $15 barrel range. However, if oil prices recover to $18 per barrel, Unocal's production could increase to 280,000 barrels per day by 1996.

The company continues to work toward its asset sales targets. Through the first quarter of 1994, the company has realized proceeds of $595 million (after tax) from asset sales under the program announced in April 1992. This represents 85 percent of the goal to generate at least $700 million in after-tax proceeds by May 1994. The company has identified additional assets that it plans to sell this year. The goal will not be met by May 1994, due mainly to soft market conditions; however, the company still plans to meet the goal by year-end 1994. The company has decided to take enough time to ensure that fair value is received for each asset that it sells rather than rush to meet its own self-imposed deadline.




                       PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
- ----------------------------

       In response to a State of California Air Resources Board request for information regarding additive concentrations levels in Unocal gasoline, it was learned that there have been several incidents of additive injection at a rate below required concentration levels. The company is discussing the matter with the Air Resources Board. There is likely to be a civil penalty component of any settlement negotiated.

       The above is in addition to items reported in Item 3 of Unocal Corporation's Form 10-K for the year ended December 31, 1993.


Item 4.   Submission of Matters to a Vote of Security Holders
- --------------------------------------------------------------

      (a) The Annual Meeting of Stockholders of Unocal Corporation was held on April 25, 1994, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934.

      (b) At the company's Annual Meeting of Stockholders, the following directors were reelected to the board: Roger C. Beach, President and Chief Operating Officer, Unocal Corporation; John W. Amerman, Chairman and Chief Executive Officer, Mattel, Inc.; and MacDonald G. Becket, F.A.I.A., former Chairman and Chief Executive Officer, The Becket Group.

            Number of votes cast:
                                           For         Withheld
                                       -----------     ---------
               Roger C. Beach          205,238,395     2,789,262
               John W. Amerman         205,191,739     2,835,918
               MacDonald G. Becket     205,222,355     2,805,302

      (c) A proposal to ratify the selection
          of Coopers & Lybrand as Unocal's independent public accountants for 1994 was passed by a vote of 205,224,657 for versus 1,575,309 against. There were 1,227,691 abstentions and no broker non-votes.

      (d) A stockholder proposal regarding
          salary ceilings failed to pass, receiving 20,085,326 votes for versus 166,191,572 votes against. There were 3,706,562 abstentions and 18,044,197 broker non-votes.

      (e) A stockholder proposal regarding
          the preparation of a report on the company's Myanmar operations failed to pass, receiving 26,802,979 votes for versus 148,048,691 against. There were 15,135,059 abstentions and 18,040,928 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

         (a)    Form 10-Q Exhibits

           (3) Bylaws of Unocal Corporation, as amended April 25, 1994, and currently in effect.

          (10) Compensation and perquisites for Richard J. Stegemeier as nonemployee Chairman of the Board

          (11)  Statement re computation of earnings per common share

          (12) Statement re computation of ratio of earnings to fixed charges.

         (b)    Reports on Form 8-K

          During the first quarter of 1994:

          1. Current Report on Form 8-K dated and filed January 12, 1994, for the purpose of reporting, under Item 5, the settlement of a lawsuit against MESA Petroleum.

          2. Current Report on Form 8-K dated and filed January 31, 1994, for the purpose of reporting, under Item 5, Unocal's 1993 4th Quarter and Year-end earnings.

          3. Current Report on Form 8-K dated and filed March 2, 1994, for the purpose of reporting, under Item 5, a change in the company's bylaws which reduces the number of directors from 14 to 12, effective April 25, 1994.

          4. Current Report on Form 8-K dated and filed March 24,
             1994, for the purpose of reporting, under Item 5, a civil lawsuit concerning the Guadalupe oil field.

          During the second quarter of 1994 to date of the filing of this first quarter Form 10-Q:

          1. Current Report on Form 8-K dated and filed April 25,
             1994, for the purpose of reporting, under Item 5, Unocal's 1994 first quarter earnings.

                                SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      UNOCAL CORPORATION
                                      -------------------
                                        (Registrant)






                                 by:  CHARLES S. MCDOWELL
                                      -------------------------
                                      (Charles S. McDowell,
                                        Vice President and Comptroller)







Dated:  May 11, 1994
- --------------------