Form 10-K/A
period 1993-12-31
UNOCAL CORP/DE
filed 1994-06-28
CIK 716039

1993
                                 ------
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                             FORM 10-K/A

                          (Amendment No. 2)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1993
                                    or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _______________.

                       Commission file number 1-8483
                            UNOCAL CORPORATION
          (Exact name of registrant as specified in its charter)

              DELAWARE                               95-3825062
      -------------------------------            ------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)               Identification No.)

 1201 West 5th Street, Los Angeles, California       90017
 ---------------------------------------------      --------
   (Address of Principal Executive Offices)         (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (213) 977-7600

      Securities Registered Pursuant to Section 12(b) of the Act:

      Title of each class         Name of each exchange on which registered
Common Stock, par value $1.00 per share  New York Stock Exchange
                                         Chicago Stock Exchange
                                         Pacific Stock Exchange
    Preferred Stock Purchase Rights      New York Stock Exchange
                                         Chicago Stock Exchange
                                         Pacific Stock Exchange

     Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]      No

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

   Shares of Common Stock outstanding as of March 15, 1994: 241,841,427

                    DOCUMENTS INCORPORATED BY REFERENCE
   Portions of 1994 Proxy Statement                 Part III

                                 PART III

   The information required by Items 10 through 12 (except for information regarding the company's executive officers) is incorporated by reference from Unocal's Proxy Statement for the 1994 Annual Meeting of Stockholders (File No. 1-8483), as indicated below.


. . .

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   Information regarding the Directors of the Registrant and the Executive Officers of the Registrant can be found on pages 3 through 5 of the 1994 Proxy Statement and page 18 of this Annual Report on Form 10-K, respectively.

                         SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                      UNOCAL CORPORATION
                                      -------------------
                                        (Registrant)







                                 by:  /s/CHARLES S. MCDOWELL
                                         --------------------
                                         (Charles S. McDowell,
                                          Vice President and Comptroller)








Dated:  June 28, 1994
- - ---------------------

                         UNOCAL CORPORATION

                            EXHIBIT INDEX


Exhibit 3.1/*/ Certificate of Incorporation of Unocal, as amended through July 24, 1992.


Exhibit 3.2 Bylaws of Unocal (incorporated by reference to Exhibit 3 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-8483. Amendments to bylaws to be effective on and after April 25, 1994 are incorporated by reference to Unocal's Current Report on Form 8-K, dated March 2, 1994, File No. 1-8483).

Exhibit 4 Instruments Defining the Rights of Security Holders, Including Indentures.

Exhibit 10.1 Rights Agreement, dated as of January 29, 1990, between the registrant and Chemical Trust Company of California, as successor Rights Agent (incorporated by reference to Exhibit 1 to Unocal's Current Report on Form 8-K dated January 29, 1990, File No. 1-8483).

    The following Exhibits 10.2 through 10.8 are compensatory plans or agreements required to be filed by Item 601 (b) (10) (iii) (A) of Regulation S-K.

Exhibit 10.2    The   Management  Incentive  Program  (incorporated   by
                reference to Unocal's Registration Statement on Form S-8, File No. 33-43231, filed October 8, 1991).

Exhibit 10.3 The Long-Term Incentive Plan of 1985 (incorporated by reference to Unocal's Registration Statement on Form S-8, File No. 2-93452, filed September 28, 1984).

Exhibit 10.4 Supplemental Retirement Plan for Key Management Personnel, as amended and effective January 1, 1989 (incorporated by reference to Exhibit 10.3 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).

Exhibit 10.5 Other Compensatory Arrangements (incorporated by reference to Exhibit 10.4 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).

Exhibit 10.6 Directors' Restricted Stock Plan of 1991 (incorporated by reference to Exhibit B to Unocal's Proxy Statement for its 1991 Annual Meeting of Stockholders, File No. 1-
                8483).

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

Exhibit 10.8 Consulting Agreement, dated April 26, 1993, between Union Oil Company of California, dba Unocal, and Claude
                S. Brinegar.

Exhibit 11      Computation of Earnings Per Common Share


Exhibit 12      Computation of Ratio of Earnings to Fixed Charges


Exhibit 21      Subsidiaries of Unocal Corporation


Exhibit 23      Consent of Coopers & Lybrand


- - -------------------------------------

* Filed with this amendment.