Form 10-Q/A
period 1994-09-30
UNOCAL CORP
filed 1994-12-05
CIK 716039

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

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

(5) Contingent Liabilities:

    The company has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax and other matters, certain of which are more specifically discussed below. The company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such costs are based on developments to date, the company's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. As the scope of the obligations becomes better defined, there may be changes in the estimates of future costs, which could have material effects on the company's future results of operations and financial position or liquidity.


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

                                  (Unaudited)


    These obligations relate to sites owned by the company or others and associated with present and past operations, including sites at
    which  the  company  has  been  identified  as   a "potentially responsible
    party (PRP)" under the federal Superfund laws and comparable state laws. Reserves have been accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where the company is able to determine liability or, if liability is probable, to quantify the
    liability  or determine a range of  possible  exposure.   The potentially
    large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper cleanup methods and costs, the unknown time and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several liability on PRPs and the fact that the company is usually just one of a number of companies identified as PRPs all contribute to the difficulty of making reasonable estimates of the company's liability or possible additional liability for many of these environmental matters.



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



At year-end 1993, Unocal reported 67 sites where it had received notification from the federal EPA that the company may be a potentially responsible party
(PRP). In addition, various state agencies and private parties have identified 22 other sites that may require investigation and remediation. During the first nine months of 1994, 12 sites were added to the list and 5 sites were resolved, bringing the total to 96 sites. Of the total, the company has denied responsibility in 31 sites and in another 15 sites the company's liability is de minmis. The total also includes 28 sites which are under investigation or litigation for which the potential liability is not determinable. Of the remaining 22 sites, where probable future costs can be reasonably determined, reserves have been established for the future remediation and settlement costs.

Unocal does not consider the number of sites for which it has been named as a PRP as a relevant measure of liability . Although the liability of a PRP is generally joint and several, the company is usually just one of several companies designated as a PRP. The company's ultimate share of the remediation costs at those sites is not determinable due to many unknown factors as discussed in Note 5 to the consolidated financial statements. The solvency of other responsible parties and disputes regarding responsibilities may also impact the company's ultimate costs. Settlements and costs incurred in matters that have been resolved have not been materially significant to the company's financial position or liquidity.



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

Unocal's subsidiary, Philippine Geothermal, Inc., is currently negotiating to extend the service contract with the National Power Corporation, the state-owned utility. The current contract has an initial primary term of 25 years which will expire in September 1996.

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

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      UNOCAL CORPORATION
                                      ------------------
                                        (Registrant)






Dated: December 5, 1994         By: CHARLES S. MCDOWELL
- ------------------------             ------------------------
                                      Charles S.   McDowell,
                                      Vice President and Comptroller