Form 10-K405
UNOCAL CORP
filed 1995-03-31
CIK 716039

                                     1994
                                --------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

         X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                               -----------------

                         Commission file number 1-8483
                               UNOCAL CORPORATION
             (Exact name of registrant as specified in its charter)
          DELAWARE                                    95-3825062
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)                Identification No.)

 1201 West 5th Street, Los Angeles, California            90017
   (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code:  (213) 977-7600

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
Common Stock, par value $1.00 per share    New York Stock Exchange
                                           Chicago Stock Exchange
                                           Pacific Stock Exchange
Stock Purchase Rights                      New York Stock Exchange
                                           Chicago Stock Exchange
                                           Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                        -----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 15, 1995 (based upon the average of the high and low prices of these shares on the New York Stock Exchange Composite Transactions listing) was $6,884 million.

Shares of Common Stock outstanding as of March 15, 1995:  245,234,398

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or about April 11, 1995) are incorporated by reference into Part III.

                                    PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

     Unocal Corporation was incorporated in Delaware on March 18, 1983, to operate as the parent of Union Oil Company of California (Union Oil), which was incorporated in California on October 17, 1890. Virtually all operations are conducted by Union Oil and its subsidiaries. The terms "Unocal" and "the company" as used in this report mean Unocal Corporation and its subsidiaries except where the context indicates otherwise.

     Unocal is a fully integrated, energy resources company whose worldwide operations comprise many aspects of energy production. The company is principally engaged in the exploration for, and the production, transportation and sale of, crude oil and natural gas; and the manufacture, purchase, transportation and marketing of petroleum products. The company is also engaged in the exploration for, and the production and sale of, geothermal resources; and the manufacture, transportation and marketing of chemicals for agricultural and industrial uses. Other operations include the production and marketing of specialty minerals, and real estate development and sales.

     Unocal competes in a challenging business environment of global competition, political instability, rapid technological developments, volatile oil and gas prices, and rising costs of environmental regulations. In order to meet these challenges, the company has gone through many changes in recent years. The company has sold or shut down most businesses that were marginally related to its core activities or that were not a good strategic fit for Unocal. Also, the company has withdrawn from several nonstrategic oil and gas areas of the United States over the past several years. The company continues to evaluate its portfolio of U.S. oil and gas producing properties and expects to sell additional non-core properties, including various ones in the Central U.S. and in California, if adequate values can be obtained.

     The company continues to follow its plan for growth with a strategy firmly focused on Unocal's basic businesses and core competitive strengths. The plan focuses on improving cash flow from operations and strengthening profitability. Unocal expects to accomplish this plan primarily by increasing energy resource production and continuing to emphasize cost control and improvement in all areas of operations. Unocal's long-term growth strategy is to develop its significant inventory of domestic oil and gas reserves in the Gulf of Mexico area and to expand its extensive oil, gas and geothermal operations in Southeast Asia. Unocal also expects to participate in the development of the energy resources in the Caspian Sea and offshore Myanmar.

     In mid-1994, Unocal underwent a major reorganization of the company's management structure to focus on three critical business activities: operations, growth and finance. For additional information on the company's reorganization, see Management's Discussion and Analysis under Item 7 of this report.

     Unocal recorded a net loss of $153 million in 1994 as a result of a change in accounting policy, charges for environmental remediation and other special items. In 1993, the company reported net earnings of $213 million. Excluding the special charges, Unocal's adjusted net earnings from operations were $300 million in 1994, compared with $347 million in 1993. The 1994 operating earnings reflected higher natural gas production, higher foreign crude oil production, stronger earnings from agricultural products and lower domestic oil and gas operating and depreciation expense. However, these positive factors could not make up for the lower crude oil and natural gas prices, and lower margins in the company's West Coast refining and marketing operations. For a detailed analysis of the company's financial results and information on capital expenditures, see Management's Discussion and Analysis under Item 7 of this report. Financial information relating to the company's business segments, geographic areas of operations, and sales revenues by classes of products is presented under Item 8 of this report.

PETROLEUM OPERATIONS

OIL AND GAS PRODUCTION ACTIVITIES

UNITED STATES

     The company holds approximately 921,000 net acres of proven lands in 20 states. Most of these lands are located in Texas, Louisiana, California, Alaska, Oklahoma, and New Mexico. Proven acreage in federal offshore exploration and production areas are included in the contiguous states.

     Unocal's domestic crude oil production comes principally from fields in Alaska (30%), California (24%), Texas (20%) and Louisiana (18%). Approximately 40% of domestic natural gas production is from offshore and onshore fields in Louisiana, with most of the balance coming from Texas (27%), Alaska (12%), California (7%), and New Mexico (4%).

     Unocal has varying ownership interests in 26 natural gas processing plants located near major gas fields in the United States. The company operates 14 of these plants and has full ownership in five. All 26 of the processing plants were active in 1994.

     In 1994, the company's natural gas production in the U.S. averaged 1,095 million cubic feet per day, a 15 percent increase from 1993. This reflects the results of a three-year accelerated drilling program initiated in 1993 to increase production of the company's extensive inventory of proved undeveloped oil and gas resources, primarily in the Gulf of Mexico area. Average crude oil production in 1994 was 137,300 barrels per day, down seven percent from 1993, primarily reflecting the sale of nonstrategic producing properties and natural decline in the fields. The company expects no additional oil and gas production increases before 1996.

     Most of the company's crude oil produced in the United States is either delivered to the company's West Coast refineries or sold to third parties. A substantial portion of the natural gas produced domestically is sold to third parties under contracts having terms of less than two years. The company believes that it has sufficient production capacity in the U.S. to meet the deliveries. Another large portion of the domestic gas production is sold to third parties in the spot market. The remainder is primarily used in the company's chemicals operations or as fuel in its refineries.

     While Unocal's domestic natural gas production in 1995 is expected to stay at about the same level as in 1994, production in the Gulf of Mexico could rise. Three fields alone--Mobil Block 916 offshore Alabama, the Fresh Water Bayou field onshore Louisiana, and Ship Shoal 253 F offshore Louisiana--are expected to provide 75 million cubic feet per day of additional production in 1995.

     At Mobil Block 916, offshore Alabama, a deep gas development project, Unocal drilled and completed two gas wells in 1994. Production from these and two shallower wells were placed on production in early 1995. The four wells are currently producing 50 million cubic feet of gas per day. Unocal has a 46 percent working interest.

     At the Fresh Water Bayou field in Vermilion Parish, Louisiana, the first two wells in the field were placed on production in 1994 and another began production in 1995. The wells are currently producing at a combined rate of 115 million cubic feet of natural gas per day. Two additional wells are planned for 1995. Unocal is the operator of the Fresh Water Bayou field and holds a 50 percent working interest.

     Unocal has a 50 percent working interest in Ship Shoal 253 F offshore Louisiana. Three wells were drilled in 1994. Production is expected to peak at about 45 million cubic feet of gas per day in 1995.

     Offshore Louisiana, Unocal has an 87 percent working interest in Ship Shoal
208. The company plans to drill five development wells in 1995 and expects additional crude production of two barrels per day from the five wells.

     In the Cook Inlet of Alaska, additional drilling has increased production from the Chakachatna platforms. The net increase from inception of the development program in mid-1993 through December 31, 1994, amounted to about 2,100 barrels per day of oil equivalent. The 1995 drilling program includes eight additional development wells.

     In July 1994, Unocal sold its interest in the Point Pedernales Unit, offshore California, and related onshore fields and facilities. Unocal's net daily production from the properties was approximately 2,700 barrels of crude oil and 1.3 million cubic feet of natural gas. This amounted to about five percent of Unocal's net daily production of its California operations. The company continues to evaluate the potential sale of its remaining California oil and gas assets.

     In December 1994, an agreement was reached in which Unocal acquired Marathon's interest in the onshore Swanson River field and the operatorship of the Dolly Varden and Steelhead platforms and the Trading Bay production facility in Alaska's Cook Inlet. In return, Marathon took over Unocal's working interest in the Beaver Creek unit and ownership and operatorship of the Kenai and Cannery Loop gas fields. This trade of properties in Alaska reflects the company's continuing strategy to expand production of oil and gas while controlling its operating costs in and around the Cook Inlet. Unocal is the largest oil producer in this area, where it operates 10 of the 15 platforms. The company's net share of oil production is about 20,000 barrels per day.

FOREIGN

     Unocal has oil and gas production in six foreign countries: Thailand, Indonesia, Canada, Netherlands, United Kingdom, and Zaire. The company sells most of its foreign natural gas production overseas to third parties under long-term contracts. The crude oil and condensate produced overseas are primarily sold at spot market prices.

     THAILAND. Natural gas and condensate production began in Thailand in 1981 and has since become Unocal's primary gas producing area. In February 1994, Unocal Thailand's cumulative gas sales from the Gulf of Thailand exceeded two trillion cubic feet. Unocal plans continued development of its natural gas fields in the Gulf of Thailand to sustain production and prepare for future production increases. Unocal and its partners have spent more than $3.6 billion developing the offshore gas fields. Unocal's share of estimated capital expenditures for 1995 is approximately $170 million.

     Gross natural gas production averaged about 704 million cubic feet per day (456 mmcfd net to Unocal) in 1994 and is expected to remain at about the same level in 1995 due to pipeline constraints. An additional pipeline is being constructed by the Petroleum Authority of Thailand (PTT) to increase delivery capacity to onshore facilities. When completed in 1996, the company expects gross production to rise to about 850 mmcfd (546 mmcfd net to Unocal). Unocal's net working interests in all eight producing fields average 65 percent.

     Unocal has drilled 11 successful delineation wells in the Pailin field, with 12 additional wells planned for 1995. Unocal intends to negotiate a sales contract for this new field with PTT before beginning development activities.

     Unocal's future development plan in the Gulf of Thailand calls for delineation and additional development of the eight fields operated by Unocal under the existing gas sales contracts and the new Pailin field. For the next four years, the company plans to drill nearly 380 wells and install an additional 30 wellhead production platforms. Estimated gross capital expenditures over the four year period are $1.2 billion ($743 million net for Unocal).

     Natural gas demand in Thailand is expected to continue its active growth over the next 10 to 15 years, providing a market for increased production from the Gulf of Thailand.

     Unocal's natural gas production in Thailand is sold under long-term contracts. The contract prices are based on formulas that allow prices to fluctuate with market prices. The company typically supplied more natural gas to PTT than is called for in the daily contract quantity provisions of its sales contracts. In any event, the company's obligation to deliver gas to PTT is limited to the available economic production from its properties in Thailand.

     INDONESIA. Unocal operates six producing oil and gas fields. Discoveries and extensions have increased production to the highest levels in more than a decade. Net production in 1994 averaged about 70,000 barrels of oil and 170 million cubic feet of natural gas per day. A water flood project in the Attaka field is expected to add new reserves in 1995. The Serang and Santan fields are also slated for further development. Unocal also plans an aggressive exploration program in 1995, including the most extensive 3-D seismic survey ever undertaken in the East Kalimantan region.

     CANADA. Net crude oil production averaged 14,600 barrels per day in 1994, down from 16,500 barrels per day in 1993. Daily production of natural gas was 44 million cubic feet, compared with 42 million cubic feet in 1993. The decrease in crude oil production was primarily the result of production declines in mature fields and property sales. A one-time drawdown of the Aiken Creek field boosted the 1994 natural gas production.

     Unocal Canada operates the Aitken Creek natural gas storage facility in Northern British Columbia and has a working interest of approximately 92 percent. Throughout 1993 and 1994, the Aitken Creek Facility was expanded to increase the storage capacity to 36 billion cubic feet and deliverability to 300 million cubic feet of natural gas per day. Although gas prices did not meet expectations, the storage and seasonal contracts were finalized prior to the winter spot price decline so all gas sold was at a premium over spot prices.

     NETHERLANDS. Daily gross oil production from Unocal's five offshore fields averaged 20,100 barrels from 1994, up 11,500 barrels from 1993. The increase reflects a full year production from the Horizon field which began production in August 1993. Partially offsetting the increase was lower production from the older four fields due to natural decline.

     The Horizon field was discovered in 1982. Unocal's advancements in horizontal drilling technology made field development economically possible. Horizontal wells are more productive than conventional wells because they can access more of the oil-bearing zones.

     Unocal holds an 80 percent working interest in all five fields.

     UNITED KINGDOM. Gross production from the Heather field averaged 7,500 barrels of oil per day in 1994, down 7 percent from a year ago. The field is approaching the end of its production life and is expected to cease production within the next few years. Unocal holds a 31.25 percent interest in this field.

     Zaire. Gross production from five fields averaged 18,100 barrels of oil per day in 1994, compared with 16,200 barrels per day in 1993. Production from new fault blocks accounted for the increase in production. Unocal holds a 17.7 percent interest in these fields.

WORLDWIDE OIL AND GAS EXPLORATION AND DEVELOPMENT ACTIVITIES

     Unocal pursues exploration opportunities and business development projects to sustain the long-term growth of the company. The company's exploration activity in high-risk, high-potential wildcat areas is limited to projects that pass rigorous geotechnical and economic review. Unocal is focusing development projects and frontier exploration in 20 to 25 targeted geologic trends. This assures concentration of technical talent and resources on the most promising trends with the highest potential value to the company.

     The company holds approximately 1.6 million net acres of unproved lands in the United States. Most of these lands are located in Alaska, Texas, Louisiana, California and Colorado. Unproved acreage in federal offshore exploration and production areas is included in the contiguous states. Unocal's domestic exploration activities are mainly concentrated in the Gulf of Mexico.

     Unocal is currently pursuing oil and gas exploration and development opportunities in: Azerbaijan, Myanmar, Trinidad, Pakistan, China, Vietnam, Yemen and Venezuela.

     In Azerbaijan, Unocal is a member of an international consortium of oil companies selected by the state-owned oil company to evaluate and develop three Caspian Sea oil fields. In September 1994, the consortium signed a production-sharing contract that authorizes the consortium to develop the Azeri, Chirag and deep-water portions of the Guneshli fields, which lie in about 400 feet of water 120 miles southeast of Baku. The 30-year project is expected to cost approximately $8 billion.

     The fields could have oil reserves of as much as four billion barrels, and the company's minimum interest in the field is 9.5 percent. No amounts attributable to the field were included in the company's proven reserves at year-end 1994. The amount of reserves that may be ultimately classified as proven will depend on the results of a delineation drilling program, scheduled for completion in mid-1997, and development of infrastructure, including an export pipeline that may cross several borders. Political stability in the Caucasus region is important to the success of the project.

     In February 1995, Unocal signed a 30-year natural gas sales contract and a pipeline agreement with Myanma Oil and Gas Enterprise which opened the way to full-scale development of the $1 billion Yadana project offshore Myanmar in which Unocal holds a minimum interest of 28.26 percent. Independent petroleum engineers have estimated that the field contains 5.7 trillion cubic feet of proven natural gas reserves. The company's proven reserves booked at year-end 1994 included 269 billion cubic feet of natural gas attributable to the field, and the company expects to book additional reserves in future periods. The success of the project and the timing of completion of production platforms, pipeline facilities and other infrastructure for the project will depend, in part, on political stability in the region. The company is currently examining other exploration opportunities in Myanmar.

     In Trinidad, Unocal has tested the second of two wells drilled on Block 89-3 in the Caribbean Sea, and did not identify any commercial quantities of oil and gas resources. The company acquired the prospect in 1993 through a license from the Republic of Trinidad and Tobago that requires the drilling of three wells in three years. Drilling of the third and final well is expected to commence in late spring of 1995, depending on drilling rig availability.

     In February 1995, the company signed a three-year exploration agreement with the government of Pakistan covering three onshore blocks. The three blocks cover approximately 4.5 million acres in the natural gas-prone Middle Indus Valley. The company will conduct seismic work beginning in mid-1995, with possible exploration drilling in 1997.

     In China, Unocal is working closely with the Chinese National Offshore Oil Corporation and the Chinese National Petroleum Corporation, which have jurisdiction offshore and onshore, respectively, to identify large scale oil and gas development projects. Unocal's work is conceptual and long-term in nature focusing on the East China Sea Bohai Bay, Hainan Island and Sichaun Basin areas.

     In Vietnam, the company is currently negotiating with PetroVietnam to conclude a production sharing contract for Block B in the Gulf of Thailand, which the company believes would be prospective for natural gas. Unocal, with co-venturers, is considering bidding on other areas in Vietnam.

     In light of the changing political climates and relationships between international oil companies and host governments in the foregoing countries and other parts of the world, including changes in posted or tax-reference prices for crude oil, increases in tax rates (sometimes retroactively) and demands for increased participation in the ownership of operations, it is recognized that there could be changes in the status of Unocal's activities in these and other foreign countries during the coming years.

Operating and Reserve Statistics

     Set forth below are consolidated oil and gas reserve and operating data:


                                                          1994   1993   1992
                                                          ----   ----   ----
Net proved reserves at year end: (a)
  Crude oil and condensate - million barrels
    United States                                           419    483    506
    Foreign                                                 278    281    288
                                                          -----  -----  -----
      Total                                                 697    764    794

  Natural gas - billion cubic feet
    United States                                         3,580  3,727  3,831
    Foreign                                               3,331  2,905  2,906
                                                          -----  -----  -----
      Total                                               6,911  6,632  6,737

Net daily production: (a)
  Crude oil and condensate - thousand barrels
    United States                                           137    148    151
    Foreign                                                 123     98    100
                                                          -----  -----  -----
      Total                                                 260    246    251

  Natural gas - million cubic feet
    United States                                         1,095    952    933
    Foreign                                                 671    647    647
                                                          -----  -----  -----
      Total                                               1,766  1,599  1,580

  Natural gas liquids - thousand barrels
    Leasehold (b)                                            17     16     13
    Plant                                                     5      4      5
                                                          -----  -----  -----
      Total                                                  22     20     18

Natural gas sales to public - million cubic feet daily
    United States                                           873    752    766
    Foreign                                                 656    670    661
                                                          -----  -----  -----
      Total                                               1,529  1,422  1,427

     For additional information regarding oil and gas financial data, and oil and gas reser ve data and its related present value of future net cash flow, see pages 56 through 61 of this report.

     During 1994, certain estimates of underground oil and gas reserves were filed with the Department of Energy under the name of Union Oil. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission.

-------------
(a) Includes production sharing contracts on a gross basis. Natural gas is reported on a wet gas basis; production excludes gas consumed on lease.

(b) Net of plant retention.

Oil and Gas Acreage


                                   As of December 31, 1994
                                     (thousands of acres)
                        ---------------------------------------------
                        Proven Acreage            Prospective Acreage
                        --------------            -------------------
                        Gross      Net            Gross          Net
                        -----      ---            -----          ---
  United States         1,314       921             2,218       1,621
  Far East                405       247            11,766       6,941
  Other Foreign           243       134             5,667       2,702
                        -----     -----            ------      ------
    Total               1,962     1,302            19,651      11,264
                        =====     =====            ======      ======

Producible Oil and Gas Wells

                                  As of December 31, 1994
                        ----------------------------------------------
                              Oil                         Gas
                        --------------            --------------------
                        Gross      Net            Gross          Net
                        -----      ---            -----          ---
  United States         6,425     4,458           1,711            816
  Far East                204       145             382            284
  Other Foreign         1,034       435             111             52
                        -----     -----           -----          -----
    Total               7,663     5,038           2,204          1,152
                        =====     =====           =====          =====




     The company had 171 gross and 114 net producible wells with multiple completions.


Drilling in Progress


                                        As of December 31, 1994
                                        -----------------------
                                           Oil and Gas Wells
                                        -----------------------
                                             Gross      Net
                                             -----      ---
  United States                                23        12
  Far East                                     40        26
  Other Foreign                                 4         2
                                               --        --
    Total                                      67        40
                                               ==        ==



     The company had two waterflood projects in process of installation at December 31, 1994.



Net Oil and Gas Wells Completed and Dry Holes



                          Productive                            Dry
                       ----------------                   ----------------
                       1994  1993  1992                   1994  1993  1992
                       ----  ----  ----                   ----  ----  ----
Exploratory
  United States           7     9     5                     10    11    11
  Far East                9     4    --                      3     3     4
  Other Foreign           4     1    --                      6     4     4
                        ---   ---   ---                    ---   ---   ---
    Total                20    14     5                     19    18    19
                        ===   ===   ===                    ===   ===   ===

Development
  United States         137   164   155                      2     7     8
  Far East               50    60    68                      4     4     4
  Other Foreign          19    17    17                      4     2     4
                        ---   ---   ---                    ---   ---   ---
    Total               206   241   240                     10    13    16
                        ===   ===   ===                    ===   ===   ===

REFINING, MARKETING AND TRANSPORTATION ACTIVITIES

REFINING

     Unocal owns and operates three refineries in California. The company, through a subsidiary, owns a 50 percent interest in The UNO-VEN Company which operates a refinery near Chicago, Illinois.

     The refineries manufacture a complete line of high-quality petroleum products and certain basic chemicals, including automotive and aviation gasolines, liquefied petroleum gases, naphthas and solvents, jet and turbine fuels, kerosine, diesel oils, automotive and industrial lubricating oils, waxes, asphalts, residual fuel oils and petroleum coke and sulfur. Rated capacities of crude oil processing units for the four refineries are summarized below.


      Refinery                                        Barrels Per Day
      --------                                        ---------------
      California
         Los Angeles-Wilmington and Carson plants          125,000
         San Francisco                                      77,000
         Santa Maria *                                      44,000
      Illinois
         Chicago (50 percent)                               73,500

     In 1994, Unocal converted its refining system to produce reformulated gasoline (RFG) for Southern California that meets federal Environmental Protection Agency guidelines. The fuel was due in the market by January 1, 1995. Major construction is ongoing at both the Los Angeles and San Francisco refineries to prepare for the manufacturing of reformulated gasoline by March 1, 1996 that will meet more stringent standards for reduced vehicle emissions by the California Air Resources Board (CARB).

     In order to meet the 1995 federal and 1996 California fuel regulations, the company spent approximately $160 million during 1994 in capital expenditures for RFG. The company plans to spend an additional $240 million in 1995 and $50 million in 1996 for RFG.

     In 1994, Unocal was granted a United States patent for reformulated gasolines that will meet the 1996 CARB standards for reduced emissions. The company expects to announce terms of a licensing program in April 1995.

     During 1994, the company completed installation of the main components of a gas-oil hydrotreater moved from its closed shale-oil facility in Colorado to the Carson plant. The unit began operation in January 1995 and is expected to improve the quality of gas-oil feedstocks by removing sulfur and nitrogen compounds. A hydrogen plant from the shale-oil facility will also be installed in 1995 at the San Francisco Refinery. The hydrogen plant project, which is expected to cost $20 million, will be used to manufacture RFG.

     The company's input to crude oil processing units and refinery production data, including 50 percent of the volumes of UNO-VEN, are shown below.

---------------------------
* Produces unfinished products for further processing at the company's San Francisco and Los Angeles refineries.



                                         1994         1993         1992
                                         ------------------------------
                                            Thousand Barrels per day
                                         ------------------------------
Input to crude oil processing units
  Crude oil                               279          273          269
  Other materials                          16           15           17
                                          ---          ---          ---
    Total                                 295          288          286
                                          ===          ===          ===

Refinery production
  Gasoline                                158          158          152
  Kerosine, heating oil and diesel fuel    75           72           72
  Fuel oil                                 18           19           24
  Other products                           73           68           64
                                          ---          ---          ---
    Total                                 324          317          312
                                          ===          ===          ===



MARKETING

     Unocal principally markets gasoline and other refined petroleum products in the western United States under the "Unocal 76" trade name. Gasoline is marketed, directly or through marketers, to consumers at retail service stations. Substantially all retail outlets, including locations owned and leased by the company, are operated by independent dealers. The retail outlets also sell branded tires, batteries and other automobile accessories. In addition, jet fuels, diesel fuel, lube oil, and heavy fuel oil are marketed to commercial users. The company's crude supply and transportation group also markets crude oil produced by Unocal or purchased from others.

     Unocal's retail marketing covers six western states: California, Arizona, Nevada, Hawaii, Washington and Oregon. The company has approximately 13.5 percent market share in the greater Los Angeles metropolitan area, which is one of the world's largest and most competitive regional gasoline markets. The West Coast marketing network includes 200 wholesale marketing stations and terminals, and approximately 1,600 service stations.

     In an effort to focus on a changing market, the company is moving ahead with a system-wide reformatting program that adds new ancillary businesses to the company's service stations. These include FastBreak convenience stores, ProWash and 78 CarCare services and franchise fast food restaurants. The company plans to have about 75 multiple format stations operating in California by the end of 1995. The company also expects to improve pumpability at about 120 retail sites in 1995 by installing credit card readers at the dispensers and reconfiguring the service islands. Planned capital expenditures for marketing operations in 1995 approximate $50 million, mostly for reformatting service stations in the western United States.

     The company's sales volumes of refined products, crude oil and natural gas liquids, including 50 percent of the volumes of UNO-VEN, are as follows:


                                         1994           1993          1992
                                         ----------------------------------
                                              Thousand Barrels Per Day
                                         ----------------------------------
Petroleum Products
  Gasoline                                175            194           235
  Kerosine, heating oil and diesel fuel    85             93           121
  Fuel Oil                                 13             13            17
  Other products                           43             45            44
                                          ---            ---           ---
    Total                                 316            345           417
                                          ===            ===           ===

Crude Oil
  Sales                                   408            375           414
  Purchases                               397            371           421

Natural gas liquids                        23             22            24

     The decline in sales volumes from 1992 was due to the sale of the auto/truckstops and continued phase-out of the company's marketing operations in the southeastern United States.

TRANSPORTATION

     Unocal's petroleum supply and transportation operations provide important support functions, keeping refineries supplied with feed stocks and transporting products to market. A substantial part of Unocal's crude oil production and purchases is transported to the company's refineries or to selling locations by approximately 8,800 miles of raw material pipelines which Unocal owns, wholly or partially, or leases. Unocal also has interests in approximately 7,400 miles of wholly owned or joint venture refined product pipelines.

     The company has a 20.75 percent interest in the Colonial Pipeline Company. The Colonial system runs from Texas to New Jersey, and transports a significant portion of all liquid petroleum products consumed in its 13-state market area. Severe floods in East Texas in mid-October 1994 resulted in damage to the pipelines carrying products from Houston to the Northeast. Temporary pipelines were installed to bypass the breaks in Colonial Pipeline's main gasoline and distillate lines.

     Unocal Pipeline Company, a wholly owned subsidiary, has a 1.36 percent participation interest in the Trans-Alaska Pipeline System (TAPS), which transports crude oil from the North Slope of Alaska to the port of Valdez in Alaska. In 1994, TAPS oil throughput averaged 1.6 million barrels per day, of which Unocal's share was approximately 22,000 barrels per day.

     Unocal's marine fleet at year-end 1994 consisted of one crude oil tanker, two refined product tankers and one chemical product tanker. The company also has an extensive fleet of product tank trucks.

     In August 1994, Unocal acquired a 5 percent share in the Pacific Pipeline Project, a 130,000-barrel-per-day pipeline that will carry crude oil from the southern San Joaquin Valley to refineries in the Los Angeles basin. The Pacific Pipeline is expected to begin service in 1996 and will replace tankers, trucks and trains currently being used.

THE UNO-VEN COMPANY (UNO-VEN)

     UNO-VEN, a refining and marketing partnership in the Midwest, owns the Chicago Refinery, 11 product terminals, two lubricant terminals and a lube oil blending and packaging plant. UNO-VEN has a long-term crude oil supply agreement with a subsidiary of Petroleos de Venezuela, S.A. (PDVSA) which provides 135,000 barrels per day of crude as feedstock for the refinery through the year 2009. The purchase prices of crude oil are tied to refined product prices at the time of delivery. While this arrangement limits UNO-VEN's refining margins, it has provided UNO-VEN with earnings stability. All products produced from its refinery operations are marketed under the "76" trade name. UNO-VEN supplies, directly or through jobbers and marketers, approximately 2,500 service stations. UNO-VEN's wholesale marketing and bulk distribution network consists of 250 stations.

     A major turnaround was conducted at the UNO-VEN refinery in 1994. In addition to normal inspection and maintenance, the work included significant safety enhancements at the hydrofluoric alkylation unit and other projects expected to improve efficiency and product yields.

    UNO-VEN is an Illinois general partnership. The managing general partners, each with a 50 percent interest, are Midwest 76, Inc., a subsidiary of Union Oil, and PDV America Corp., (Petroleos de Venezuela America Corp.). PDV America Corp. is a wholly owned indirect subsidiary of PDVSA.

CHEMICALS, CARBON AND MINERALS OPERATIONS

     Unocal is involved in the production and marketing of agricultural, carbon and mineral products.

     AGRICULTURAL PRODUCTS. The company manufactures and markets nitrogen-based fertilizers for wholesale markets. Unocal is a major fertilizer supplier for U.S. farmers west of the Rockies and to the Pacific Rim markets.

     Unocal's primary fertilizer manufacturing plants, located in Kenai, Alaska, produce ammonia and urea for agricultural applications using natural gas as feedstock. The natural gas comes primarily from nearby Unocal-operated fields. This manufacturing operation is supported by a system of West Coast terminals and product upgrading plants in Kennewick, Washington, and West Sacramento, California.

     Due to improved international market conditions for nitrogen-based fertilizers, the company has decided to restart the ammonia plant located in Finley, Washington; the plant has been idle since 1992. Improvements to the plant are expected to be completed in the fourth quarter of 1995. By then, estimated production of 165,000 tons per year will go to domestic markets while an equal amount of output from the company's Kenai plant in Alaska will be targeted for the Asian market.

     Profits from agricultural products rose sharply in 1994, with fertilizer production at or near record levels throughout the year. This performance reflects strong worldwide prices for ammonia and urea.

     CARBON PRODUCTS. Green petroleum coke, a by-product of refining operations, is calcined for use in aluminum production and other industrial applications. Green sponge coke is also sold in the United States and overseas as fuel. Calcining plants are located adjacent to Unocal's Santa Maria and San Francisco refineries and UNO-VEN's Chicago Refinery.

     The Needle Coker Company, a joint venture equally owned by Unocal and UNO-VEN, produces calcined needle coke at facilities adjacent to UNO-VEN's Chicago Refinery. Needle coke is a high quality petroleum coke used to make graphite electrodes for the production of steel in electric arc furnaces.

     Through its wholly owned subsidiary, Poco Graphite, Inc., the company manufactures premium graphite materials for use in electrodes, semiconductors, biomedical products and other advanced technologies. The subsidiary experienced its eighth consecutive year of sales growth.

     MINERAL PRODUCTS. Unocal's mineral operations are carried out by Molycorp, Inc., a wholly owned subsidiary, which mines, processes and markets lanthanides. It operates a lanthanide mine and mill, and a chemical plant at Mountain Pass, California. Lanthanides have a variety of applications in industrial and electronic products, including high-strength magnets, television phosphors, and auto and refining catalysts. Lanthanide markets have become highly competitive over the past 10 years with the entry of suppliers from China, Japan and Eastern Europe. Molycorp continued to focus its production on cerium of which demand is growing for use in automobile catalytic converters and glass to help filter ultraviolet radiation and polishing powders.

     Molycorp also owns an approximate 45 percent interest in CBMM, a Brazilian company which is the world's largest niobium producer. Niobium is used as a hardening agent in steel.

     Operations have been suspended at Molycorp's molybdenum mine and mill in Questa, New Mexico, its molybdenum roasting facility in Washington, Pennsylvania, and its lanthanide processing facilities in Washington and York, Pennsylvania and Louviers, Colorado. Because of the rapid increase in the price of molybdenum, Molycorp may resume mine operations in Questa later this year.

     The company's production of ammonia, processed sponge coke and lanthanides are as follows:




                                            1994      1993      1992
                                          ----------------------------
Ammonia - tons daily                        3,495     3,510     3,452
Processed sponge coke - tons daily          1,255     1,398     1,727
Lanthanide concentrates - million pounds       46        39        47

GEOTHERMAL OPERATIONS

     Unocal is the world's largest supplier of geothermal energy for power generation, with major operations in California, the Philippines and Indonesia. The production of geothermal resources for power generation has been a core business for Unocal for more than 20 years. The company's total reserves of 143 million megawatt-hours, which are equivalent to 215 million barrels of oil, constituted nearly 10 percent of Unocal's energy reserves. In 1994, net geothermal electricity production from worldwide operations was 7.5 million megawatt-hours, enough to supply the residential electricity needs for a U.S. city with a population of more than two million people.

     Due to an abundant supply of low cost hydro power available from record rainfalls, the company's geothermal operations at The Geysers in northern California have been experiencing curtailed generation from the public utility since January 1995.

     In November, 1994, Unocal signed amended agreements with PERTAMINA, the Indonesian state energy company, and PLN, Indonesia's state utility, to develop and produce the Gunung Salak geothermal resource and to build and operate three new 55-megawatt electrical generating plants at the field on Java. When combined with two existing plants and a third new plant to be built by PLN, the Salak project by 1977 will have a combined capacity of 330 megawatts (100 million barrels of oil equivalent over a project life of 30 years). Unocal will provide steam to all six power plants.

     At the Sarulla Block on Sumatra, preliminary test results from the second exploratory well confirmed the existence of a high temperature resource, and additional wells are being drilled to evaluate the potential for commercial production. Exploration of the 240,000-acre tract is being conducted under a contract signed with PERTAMINA in 1993. The contract calls for Unocal to explore for, appraise and develop geothermal resources of up to 1,000 megawatts (315 million barrels of oil equivalent over a project life of 30 years). If further drilling confirms the existence of commercially exploitable resources, Unocal will also build and operate power plants, with the first of these scheduled to begin power generation in 1999 under an energy sales contract with PLN.

     Unocal operates two geothermal projects (Tiwi and Mak-Ban) in the Philippines. During 1994, the company added about 12 million megawatt-hours (18 million barrels of oil equivalent) to its reserves at the Mak-Ban project.
The increase in booked reserves resulted from the addition of binary units with a capacity of 15 megawatts and the construction of two, 40-megawatt power plants that will be operational later this year. With the addition of these new units, the combined installed generating capacity of the two fields wil be 755 megawatts.

     Below are geothermal reserves and operating data:



                                                 1994          1993       1992
                                             ----------------------------------
Net proved geothermal reserves at year end:
  - billion kilowatt-hours                        143           125         128
  - million equivalent oil barrels                215           188         192
Net daily production - million kilowatt-hours      21            20          23
  - thousand equivalent oil barrels                31            30          34
Net geothermal lands in acres - proven         20,240        20,249      34,931
                              - prospective   457,380       457,943     359,016
Net producible geothermal wells                   261           266         268

     The present value of future net cash flows from proven geothermal reserves at year-end 1994 was $613 million. The net future cash flows are based on estimated future revenues less future development and production costs and income taxes. A 10 percent discount factor was used in calculating the present value. Estimated future revenues are based on estimated generation of electricity from proved reserves from existing and new facilities under development and on actual prices for geothermal steam pursuant to long-term service and energy sales contracts at year-end. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax is computed by applying the appropriate year-end statutory tax rates to pretax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

     The company cautions readers that the data on the present value of future net cash flows of geothermal reserves are based on many subjective judgments and assumptions. Different, but equally valid, assumptions and judgments could lead to significantly different results. Additionally, estimates of physical quantities of geothermal reserves, power plant efficiency factors, minimum contract purchase quantities, future rates of production and related prices and costs for such production are subject to extensive revisions and a high degree of variability as a result of economic and political changes. Any subsequent price changes will alter the results and the indicated present value of geothermal reserves.

OTHER OPERATIONS

Real Estate

     Unocal's real estate activities include the development and sale of certain real estate assets for industrial, commercial and residential purposes, and the disposal of surplus company-owned properties.

RESEARCH

    In 1995, the company sold its process technology and licensing (PTL) business to UOP Inc. The sale includes 200 U. S. patents and about 300 licenses with third parties who use various process technologies developed by Unocal. Chief among the licensed processes are Unicracking, a hydrocracking technology, and Unionfining, a hydrotreating technology. Unocal and UOP have marketed and licensed the Unicracking technology jointly since 1990.

     The company's total research and development expenditures were $20 million in 1994, $29 million in 1993 and $50 million in 1992. Expenditures for technical services were $60 million, $57 million and $44 million for the years 1994, 1993 and 1992, respectively.

     In 1995, the company began outsourcing routine laboratory operations and seismic data processing. The decision to outsource was based on projected cost savings. Selected research activities will be handled by the operating groups. As a result, the company's research activities are being phased-out at its Brea facility in California.

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

EMPLOYEES

     As of December 31, 1994, Unocal had 13,127 employees compared with 13,613 a year ago. The decrease principally reflects the impact of business divestments. Of the total employees, 2,207 were represented by various labor unions.

     Collective bargaining agreements covering represented employees at Unocal's refineries and various other facilities were entered into during February of 1993. Most of these new labor agreements are for three-year terms. See page 63 of this report for information on total payroll and employee benefits costs.

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

     Regulations promulgated by the Environmental Protection Agency (EPA), the Department of the Interior, the Department of Energy, the State Department, the Department of Commerce and other government agencies are complex and subject to change. New regulations may be adopted. The company cannot predict how existing regulations may be interpreted by enforcement agencies or court rulings, whether amendments or additional regulations will be adopted, or what effect such changes may have on its business or financial condition.

ENVIRONMENTAL REGULATION

     Federal, state and local laws and provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection have a continuing impact on the company's operations. Significant federal legislation applicable to the company's operations includes the following: the Clean Water Act, as amended in 1977; the Clean Air Act, as amended in 1977 and 1990; the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended in 1984; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended in 1986; the Toxic Substances Control Act of 1976, as amended in 1986; and the Oil Pollution Act of 1990. Various state and local governments have adopted or are considering the adoption of similar laws and regulations.

     The California Air Resources Board and the federal government have both adopted new standards for gasoline. The Federal Clean Air Act Amendments of 1990 required the manufacture and sale of reformulated gasolines in areas not meeting specified air quality standards commencing January 1, 1995. These requirements apply to the nine areas which have the worst ozone pollution, including Los Angeles and San Diego. The California Air Resources Board has established stricter standards than those imposed by the federal rules. These standards for reformulated gasolines are to become effective for fuel production at refineries commencing March 1, 1996 and for retail sales commencing on June 1, 1996. The company expects to spend approximately $240 million in 1995 and $50 million in 1996 to continue the modification of its refineries to meet these regulatory standards.

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

     The company has been a party to a number of administrative and judicial proceedings under federal, state and local provisions relating to environmental protection. These proceedings include actions for civil penalties or fines for alleged environmental violations, permit proceedings including hearing requests into the issuance or modification of National Pollution Discharge Elimination System (NPDES) permits, requests for temporary variances from air pollution regulations for refinery operations, and similar matters. The company has also joined or intervened with the American Petroleum Institute, the Western States Petroleum Association and with other oil companies in actions relating to guidelines and proposed and final regulations of the EPA, the Department of the Interior and other agencies.

     In 1994, the company recorded approximately $228 million in environment-related capital expenditures, compared with an average of approximately $120 million per year for the prior three years. The higher expenditures in 1994 primarily reflected costs related to refinery projects to produce reformulated fuels mandated by government agencies. Estimated 1995 capital expenditures for environment-related costs are $340 million. The amount charged to 1994 earnings for remediation costs and for operating, maintenance and administrative costs to maintain environmental compliance was approximately $370 million, and such costs averaged approximately $240 million per year for the prior three years. Included in the amount for 1994 were provisions of $187 million for certain known future environmental assessment/remediation costs, of which $152 million was recorded in the fourth quarter. The fourth quarter provision was primarily the result of an extensive and ongoing review by the company of its reserves for environmental assessment/remediation costs and its procedures for monitoring such reserves.

     For information on the company's environmental exposure, see Legal Proceedings below and the Environmental Matters section of Management's Discussion and Analysis on pages 25 through 27 of this report.

ITEM 3 - LEGAL PROCEEDINGS

     There is incorporated by reference the information regarding environmental remediation reserves in Note 17 to the consolidated financial statements on page 49, the discussion thereof in the Environmental Matters section of Managements' Discussion and Analysis, and the information regarding contingent liabilities in
Note 18 to the consolidated financial statements on pages 49 and 50 of this report.

     (1) Between August 22 and September 6, 1994, a chemical, known as "Catacarb", was released into the atmosphere at the company's San Francisco Refinery in Rodeo, California. Residents in the surrounding area were exposed to the chemical in varying degrees. Seven lawsuits have been filed in the Superior Court for Contra Costa County by persons claiming that they were affected by the releases. Among them, Calli Santos, et al. v. Unocal Corporation, et al., Case
                      -------------------------------------------------
No. 94-04141, filed in September 1994, alleges damages on behalf of individuals who were allegedly exposed to the releases and asserts more than $1 billion in actual and compensatory damages and seeks punitive damages, as well as other relief. Garbis, et al. v. Union Oil Company of California d/b/a Unocal, Case No.
        --------------------------------------------------------------
C95-00894, filed in February 1995, seeks compensatory and punitive damages on behalf of purported classes of property owners, catacarb class claimants and hydrogen sulfide class claimants, all of whom claim exposure and injury from toxic chemical releases. The Contra Costa County District Attorney and the Bay Area Air Quality Management District have conducted investigations, and the District Attorney is evaluating whether to file criminal charges against the company or individuals, or both.

     (2) In August 1994, the approximate $80 million judgment against the company in Angelina Hardwood Lumber Company v. Prairie Producing Co., awarded in
           --------------------------------------------------------
the District Court of Angelina County, Texas, was reversed and rendered by the Court of Appeals, Ninth District of Texas at Beaumont (No. 09-93-184 CV). Under the appellate court's decision, Angelina is not entitled to any recovery against the company. The Texas Supreme Court denied Angelina's application for a writ of error on March 23, 1995. Angelina has 15 days to petition for a rehearing. The case involves factual and legal questions regarding a title dispute with respect to natural gas producing properties in Louisiana.

     (3) In March 1994, a civil suit seeking various forms of penalties, restitution and remediation regarding contamination at the Guadalupe oil field was filed against the company by the California Attorney General on behalf of the Department of Fish and Game, the Regional Water Quality Control Board and the Department of Toxic Substances Control (People v. Union Oil Company of
                                            ------------------------------
California, Superior Court for San Luis Obispo County, Civil No. 75194). The
----------
complaint alleges several categories of violations, namely, discharge into marine and state waters, failure to report discharge, destruction of natural resources, failure to warn and exposure to known carcinogens, public nuisance, unauthorized disposal of hazardous waste, and labeling violations for "recycled" diluent material. Injunctive relief and civil penalties are demanded for the various claimed violations as well as prejudgment and postjudgment interest, costs, and reasonable attorney fees. Several related follow-on private civil actions have been filed, including a purported class action, or threatened, each seeking damages and various other forms of relief similar to those sought by the Attorney General.

     (4) In September 1994, the U.S. Minerals Management Service (MMS) issued an administrative compliance order assessing the company approximately $21 million in royalty fees and interest associated with FERC Order No. 94. The company is presently in informal negotiations with the MMS for a settlement of outstanding issues which could include this MMS assessment.

     (5) In June 1994, the EPA filed an administrative complaint against the company seeking $252,000 in civil penalties for alleged late filing of certain reports regarding gas processing plant inventories under the Toxic Substances Control Act Inventory Update Rule. The company notified the EPA that no reports for the gas processing facilities had been filed in 1991. Reports, due every four years, were filed in March 1994. No public safety or environmental harm could be associated with these delayed reports or any alleged technical violation of the reporting rules, if the rules are applicable. The company has appealed this complaint, and settlement discussions are ongoing.

     (6) In April 1994, the State of Arizona filed suit against the company in the Superior Court of Maricopa County, Arizona, seeking civil penalties of $10,000 per day for each underground storage tank allegedly violating the underground storage tank regulations. Such penalties could exceed $100,000.

     (7) In February 1995, EPA Region X issued nine Administrative Complaints against the company regarding alleged NPDES permit violations at platforms operated by the company in the Cook Inlet, Alaska. Proposed penalties sought total $800,000. The company has received from several environmental groups statutory notices of intent to file citizens' actions with respect to these alleged violations. One such action has been filed but not yet served on the company.

     (8) In November 1994, the company received notice of alleged violations from the Colorado Department of Health relating to hazardous waste management at its Parachute Creek Oil Shale facility in Colorado. Civil penalties in excess of $100,000 are being discussed as part of the settlement negotiations.

     (9) In December 1994, the company received notice of alleged violations from the U.S. EPA, Region IX, relating to New Source Performance Standards of its Los Angeles Refinery - Carson Plant. Civil penalties in excess of $100,000 could be imposed.

     (10) The company and the State of Ohio negotiated an Agreed Addendum to the Consent Order for further investigation and interim remedies at the Company's former refinery site in Heath, Ohio (now an Ashland Petroleum terminal). The Agreed Addendum to the Consent Order was entered effective in April 1994. The State's complaint, filed in May 1991, also seeks past costs, damages, an injunction ordering clean-up and civil penalties.

     (11) In September 1994, the California Regional Water Quality Control Board issued a Cleanup or Abatement Order relating to prior petroleum leaks along Front Street and vicinity in the town of Avila Beach, California. In October 1994, the company initiated an administrative appeal proceeding and a related civil suit in the California Superior Court for the County of San Luis Obispo for declaratory and injunctive relief and writ of mandate with respect to the soil and shallow ground water standard to be applied to the remediation. The company has been working with local agencies for several years regarding the hydrocarbon presence in this location, and with property owners. Various related civil suits have been filed or threatened.

     (12) In November 1993, the California EPA Department of Toxic Substances Control (DTSC) filed a civil action (People of the State of California, et al v.
                                     ------------------------------------------
Molycorp, Inc. No. BC 093683) in the Superior Court for Los Angeles County
-------------
against Molycorp for alleged continuing hazardous waste permitting and management violations at its plant at Mountain Pass, California. The parties have agreed in principle to a settlement of this matter pursuant to which Molycorp will treat, store and remove specific hazardous wastes from the plant site and pay to the DTSC $510,000 in civil penalties and $180,000 for administrative costs.

     (13) In August 1994, the Mountain Pass facility and two of its current employees received a misdemeanor criminal complaint from the District Attorney of San Bernardino County, filed in the County Municipal Court, involving seven alleged releases into the environment. The complaint contains nine counts alleging the failure to timely report releases, the unlawful deposit of hazardous materials into the environment, and violation of the Regional Water Quality Control Board Waste Discharge Order. The parties have agreed in principle to a settlement of this matter pursuant to which the misdemeanor charges against Molycorp and the employees will be dismissed and Molycorp will pay to the County $95,000 in civil penalties. (People of the State of California v. Molycorp, Inc., et
                 --------------------------------------------------------
al.,Case No. MSB 10746).
------------------------

     (14) In January 1993, four California truckstop operators filed a complaint captioned Forty-Niner Truck Plaza Inc., et al. v. Unocal Corporation, et al. in
          -----------------------------------------------------------------
California Superior Court for Sacramento County. It alleged primarily that the company had violated a franchise law by failing to offer each of the operators a right of first refusal of a bona fide offer by National Auto Truckstops, Inc. for the company's interests in the truckstops during the course of the sale of the company's nationwide network of truckstops to National. The operators also asserted various tort claims against the company and against National, seeking compensatory and punitive damages and equitable relief. Under the terms of the sale, National is indemnified by the company for certain such third-party compensatory damages. The litigation has been resolved as to two of the operators. Trial has begun as to the two remaining plaintiffs.

     (15) In March, 1994, Citizens for a Better Environment, et al. v. Union Oil
                          -----------------------------------------------------
Company of California, No. C94-0712, was filed in the United States District
---------------------
Court for the Northern District of California, alleging that as of February 28, 1994, the company's refinery at Rodeo, California, was in violation of the selenium limit in its NPDES permit. The company denied that violations had occurred. By a prior Cease and Desist Order, issued after notice and hearing, the permitting agency, the California Regional Water Quality Control Board, deferred to July 1998 the effective date of the selenium limitation in question. The company's motion to dismiss the action was denied by the trial court in July 1994. The company believes that the court's ruling is in error and that it conflicts with precedent from two different federal circuits. The Ninth Circuit Court of Appeals has accepted the company's appeal from the trial court's decision. The appeal is pending.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Unocal Corporation as of March 1, 1995.




Name, age and present
 position with Unocal                  Business experience during past five years
---------------------                 ------------------------------------------------------------------------------------
ROGER C. BEACH, 58                    Mr. Beach was named Chief Executive Officer in May 1994.  He heads the Office of the Chief
Chief Executive Officer               Executive Officer, formed in July 1994. He served as President and Chief Operating Officer
Director since 1988                   from June 1992 until May 1994.  Mr. Beach was appointed President of the Unocal Refining &
Chairman of Management and            Marketing Division in April 1986, and from May 1987 also served as Senior Vice President
Executive Committees                  of the company.


JOHN F. IMLE, JR., 54                 Mr. Imle was named President of the company in July 1994, and assigned to direct the
President                             corporation's growth activities and certain corporate staff groups in the newly
Director since 1988                   created Office of the Chief Executive Officer.  From June 1992 until July 1994 he
Member of Management Committee        served as Executive Vice President of the company and President of the Energy Resources
                                      Division, which encompassed the company's worldwide oil, gas, and geothermal businesses.
                                      Mr. Imle was Senior Vice President from October 1988 until his appointment as Executive
                                      Vice President.

NEAL E. SCHMALE, 48                   Mr. Schmale was named Chief Financial Officer in July 1994, joining the newly created
Chief Financial Officer               Office of the Chief Executive Officer. He served as Senior Vice President of the
Director since 1991                   company from July 1988 to July 1994.  Mr. Schmale was President of the Petroleum Products
Member of Management Committee        & Chemicals Division (which encompassed refining and marketing and chemicals and minerals operations) from June 1992 until July 1994.  He was President of the Unocal Chemicals &
                                      Minerals Division from May 1991 to June 1992.

LAWRENCE M. HIGBY, 49                 Mr. Higby has been President of the 76 Products Company since July 1994.  From
Group Vice President and President,   1992 until July 1994, he was Executive Vice President, Marketing for the Los
76 Products Company                   Angeles Times and Chairman for its Orange County Edition.  In 1991, he was
                                      Senior Vice President, Consumer Marketing for the Los Angeles Times and
                                      President of its Orange County Edition.  Prior to 1991, he was Senior Vice
                                      President for Marketing, Programming and Sales for Times Mirror Cable
                                      Television.

JOHN W. SCHANCK, 43                   Mr. Schanck has been Group Vice President, Oil and Gas Operations, since July 1994.  From
Group Vice President, Oil and Gas     1992 until July 1994, he was Vice President, Worldwide Exploration of the Energy
Operations                            Resources Division.  From 1989 through 1991, he was President of Unocal Canada Limited.


DENNIS P.R. CODON, 46                 Mr. Codon became Vice President, General Counsel, and Chief Legal Officer in December 1992.
Vice President, General Counsel,      He has been Corporate Secretary since December 1990.  He served as Deputy General
Chief Legal Officer, and Corporate    Counsel in 1990 and various other positions in the Law Department prior thereto.
Secretary

CHARLES S. McDOWELL, 53               Mr. McDowell has been Vice President since May 1991 and Comptroller since 1986.
Vice President and Comptroller


     The bylaws of the company provide that each executive officer shall hold office until the annual organizational meeting of the Board of Directors held May 22, 1995 and until his successor shall be elected and qualified, unless he shall resign or shall be removed or otherwise disqualified to serve.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS





                                                         1994 Quarters                          1993 Quarters
                                             -------------------------------------      -----------------------------------
                                             1st        2nd        3rd         4th      1st      2nd      3rd      4th
---------------------------------------------------------------------------------------------------------------------------
Market price per common share    - high      $    30    $29-1/4    $30-5/8     $29-5/8  $29-7/8  $32-5/8  $29-7/8  $30-1/8
                                 - low        25-1/4     24-5/8     26-7/8      25-7/8   23-1/2   28-1/8   26-1/4   25-7/8
Cash dividends paid per common share            .200       .200       .200        .200     .175     .175     .175     .200
---------------------------------------------------------------------------------------------------------------------------





     Prices in the foregoing table are from the New York Stock Exchange Composite Transactions listing. On March 15, 1995, the high price per share was $28-3/8 and the low price per share was $27-7/8.

     Unocal common stock is listed for trading on the New York, Pacific and Chicago stock exchanges in the United States, and on the Basel, Geneva and Zurich stock exchanges in Switzerland.

     As of March 15, 1995, the approximate number of holders of record of Unocal common stock was 35,475 and the number of shares outstanding was 245,234,398.

     Unocal's quarterly dividend rate declared has been $.20 per common share since the third quarter of 1993. The previous quarterly dividend rate was $.175 per share since the third quarter of 1989. The company has paid a quarterly dividend for 79 consecutive years.


ITEM 6 - SELECTED FINANCIAL DATA - see page 63.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results

     Unocal recorded a net loss for 1994 of $153 million, compared with earnings of $213 million in 1993 and $220 million in 1992. The net results for the three years included the following special items:



Millions of Dollars                              1994    1993    1992
-----------------------------------------------------------------------
Special items:
  Cumulative effect of accounting changes       $(277)  $(130)  $  24
  Environmental remediation provision             (99)    (10)    (13)
  Provision for abandonment and remediation of
    the Guadalupe oil field                       (16)      -       -
  Litigation                                      (43)    (30)    (44)
  Write-downs of assets                           (44)    (12)    (20)
  Restructuring costs                             (15)      -     (34)
  Asset sales                                       8      66      29
  Other                                            33     (18)     44
-----------------------------------------------------------------------
      Total                                     $(453)  $(134)  $ (14)
                                                -----------------------




     Excluding the cumulative effect of accounting changes (see Note 2) and other special items, net earnings were $300 million in 1994, $347 million in 1993 and $234 million in 1992. The reduction in 1994 operating earnings reflected lower crude oil and natural gas prices, and lower margins in the West Coast refining and marketing operations. These negative factors were partially offset by higher natural gas production, higher foreign crude oil production, stronger agricultural products earnings, and lower domestic oil and gas operating and depreciation expenses.

     Comparing 1993 results with 1992, the significant improvement in operating earnings reflected higher domestic natural gas prices and production, improved West Coast refining and marketing margins, lower worldwide exploration expenses and lower interest expense. In addition, the 1993 results benefited from cost reductions as a result of restructuring efforts in 1992. These favorable factors were partially offset by lower crude oil prices in the second half of 1993.

     In the above special items table, the Other category for 1994 included a $24 million gain from the settlement of a lawsuit against Mesa Petroleum and a $9 million benefit related to the cancellation of the lease on the Unocal headquarters building in downtown Los Angeles. For 1993, the amount included a $14 million charge for the effect of the federal tax rate change on deferred taxes and a $4 million provision for the closure of the company's credit card center. The 1992 amount reflected a $44 million deferred tax benefit related to foreign exploration expenses.

REVENUES

     Consolidated sales and operating revenues continued to decline in 1994, down by $280 million from 1993 and $2.1 billion from 1992. The decrease from 1993 was primarily due to lower refined product prices and volumes. The decline from 1992 reflected the company's business and asset divestments in recent years and the phase-out of its retail marketing operations in the southeastern United States .

    The phase-out of the retail marketing operations in the southeastern United States should be completed in early 1995 as the last remaining supply contract expires.

COSTS AND OTHER DEDUCTIONS

     Adjusted for special items, crude oil and product purchases, operating expense, and selling, administrative and general expense totaled $5.0 billion in 1994, compared with $5.3 billion in 1993 and $6.8 billion in 1992. The decline mainly reflected business divestments, the phase-out of southeastern U.S. retail marketing operations and general cost reductions.

     Higher dry hole costs in 1994 were primarily the result of higher costs associated with exploratory drilling in the North Slope of Alaska and offshore Louisiana. The company's interest expense declined in 1994 due primarily to refinancing debt at lower interest rates.

OIL AND GAS EXPLORATION AND PRODUCTION



Millions of Dollars                              1994    1993    1992
-----------------------------------------------------------------------

Net earnings before special items               $ 426   $ 432   $ 415
Special items                                     (32)     15      47
-----------------------------------------------------------------------
Total                                           $ 394   $ 447   $ 462
                                                -----------------------




     The adjusted 1994 results reflected decreased worldwide natural gas and crude oil prices and lower domestic crude oil production. The company's average worldwide sales price for natural gas was $1.86 per thousand cubic feet, down from $2.01 in 1993 and $1.91 in 1992. For crude oil, Unocal's average worldwide sales price was $13.63 per barrel in 1994, down from $14.21 in 1993 and $15.99 in 1992. Domestic crude oil production in 1994 averaged 137,300 barrels per day, down from 147,500 per day in 1993 and 151,300 per day in 1992. The decrease in production was mainly due to asset sales and natural decline.

     The positive factors in 1994 were higher natural gas production, higher foreign crude oil production and lower domestic operating expense. Domestic natural gas production averaged 1,095 million cubic feet per day in 1994, up from 952 per day in 1993 and 933 per day in 1992. The increase was the result of an accelerated development program initiated in 1993, primarily in the Gulf of Mexico. However, due to lower natural gas prices, some domestic natural gas production was curtailed toward the end of 1994. Foreign crude oil production averaged 122,400 barrels per day in 1994, compared with 98,500 per day in 1993 and 100,000 per day in 1992. The increase was due to new production in Indonesia and the Netherlands.

     The 1994 results also benefited from a $38 million reduction in depreciation and depletion expense as a result of the change in accounting policy for recognizing the reduction in value of the company's producing properties. The pro forma effect on prior-year results would have been increases in 1993 and 1992 net earnings of $31 million and $27 million, respectively.

     Special items for 1994 consisted primarily of the write-down of the company's investment in, and provisions for the abandonment and remediation of, the Guadalupe oil field on the central coast of California, while special items for 1993 consisted primarily of gains from the sale of nonstrategic properties. The 1992 special items included a $44 million deferred income tax benefit related to foreign exploration expenses.

REFINING, MARKETING AND TRANSPORTATION



Millions of Dollars                              1994    1993    1992
-----------------------------------------------------------------------
Net earnings before special items               $ 133   $ 175   $ 127
Special items                                     (29)     (9)    (25)
-----------------------------------------------------------------------
      Total                                     $ 104   $ 166   $ 102
                                               ------------------------

    The earnings decrease in 1994 was principally due to lower margins in the company's West Coast refining and marketing operations. The lower margins were primarily due to weak selling prices for refined products, which were partially offset by lower crude oil and product purchase costs.

    Petroleum product sales volumes, including 50 percent of the volumes of The UNO-VEN Company, were 316,000 barrels per day in 1994, down from 345,000 barrels per day in 1993. The decline was mainly due to the sale of the auto/truckstop system in 1993 and the continued phase-out of the southeastern marketing operations. However, the company's West Coast petroleum product sales volumes in 1994 rose 6 percent from the prior year.

     Comparing 1993 results with 1992, the increase was due to improved West Coast refining and marketing margins. While selling prices for refined products were lower in 1993, the impact was more than offset by lower crude oil and product purchase costs. The phase-out of the company's southeastern marketing operations also had a favorable impact on the 1993 results.

     The 1994 special items principally included write-downs of assets related to marine transportation activities and provisions for environmental remediation. Special items for 1993 principally included charges for asset write-offs and deferred income taxes, which were partially offset by gains from various asset sales. Special items for 1992 reflected charges related to restructuring and a write-down of surplus equipment.


CHEMICALS

     Net earnings for this segment were $53 million in 1994, $42 million in 1993 and $23 million in 1992. With the sale of other chemical businesses in 1993 and 1992, this segment's primary sources of income are derived from its manufacturing and wholesale marketing of nitrogen-based fertilizers and petroleum cokes. The 1994 results reflected considerably higher margins on sales of agricultural ammonia and urea products, particularly in the Asian markets. This gain was partially offset by lower earnings from petroleum coke operations. The lower 1992 earnings were principally caused by residual expenses associated with the retail chemical distribution and polymer manufacturing businesses that were sold in the first half of 1992.

     Due to improved international market conditions for nitrogen-based fertilizers, the company has decided to restart the ammonia plant located in Finley, Washington. Plant improvements are expected to be completed in the fourth quarter of 1995. By then, estimated production of 165,000 tons per year will go to domestic markets while output from the company's Kenai plant in Alaska will target the Asian market.


GEOTHERMAL

     Net earnings from geothermal energy operations were $33 million in 1994, compared with $46 million in 1993, which included a $19 million gain from the sale of the Imperial Valley operations. The 1994 results reflected higher domestic earnings, primarily due to reduced depreciation expense at The Geysers in Northern California, and the start-up of Indonesian operations. Net earnings in 1992 were $38 million, which included Imperial Valley operating earnings of $19 million.

     In Indonesia, Unocal began supplying geothermal steam from the Gunung Salak field to power two 55-megawatt power plants which began commercial operation during the third quarter of 1994. The power plants are located on the island of Java and are operated by Indonesia's state utility company.


CORPORATE AND OTHER



Millions of Dollars                              1994    1993    1992
-----------------------------------------------------------------------

Corporate expense                               $(164)  $(124)  $(116)
Other operations                                   (5)     (9)    (15)
Net interest expense                             (174)   (193)   (246)
Special items                                    (117)    (32)    (52)
-----------------------------------------------------------------------
      Total                                     $(460)  $(358)  $(429)
                                              -------------------------





     Corporate expense includes general corporate overhead and other unallocated items. Other operations principally include the results of mineral and real estate businesses. Higher corporate expense in 1994 reflected a provision for the initiation of a companywide pay-for-performance program. The program rewards employees for helping to meet overall company cash flow targets, as well as specific operational goals within each business unit. Since the cash flow targets were met, a cash payment was made in March 1995. Corporate expense in 1993 included the favorable impact of various tax adjustments.

     Net interest expense represents interest income and expense, net of capitalized interest. The decrease in 1994 reflected the benefit of refinancing debt at lower interest rates. The decrease in 1993 reflected the full-year impact of a $1 billion reduction in debt in 1992.

     Special items in 1994 included provisions of $87 million for environmental remediation and $30 million for litigation; and charges of $15 million for restructuring costs and $9 million for the write-down of assets. Also included was a $24 million gain from the settlement of a lawsuit against Mesa Petroleum. The special items in 1993 consisted primarily of a $40 million provision for litigation and environmental remediation. The 1992 special items included provisions of $44 million for litigation and $13 million for environmental remediation, and asset write-downs of $6 million.

FINANCIAL CONDITION



Millions of Dollars                               1994     1993     1992
--------------------------------------------------------------------------
Current ratio                                      1.2      1.3      1.2
Total debt                                      $3,466   $3,522   $3,698
Equity                                          $2,815   $3,129   $3,131
Total debt ratio                                    55%      53%      54%
Floating-rate debt / total debt                     25%      16%       8%
--------------------------------------------------------------------------

     Cash flow from operating activities, including working capital and other changes, was $1,299 million in 1994, $1,100 million in 1993 and $1,157 million in 1992. The 1994 cash flow reflected lower operational earnings, which were more than offset by decreased working capital requirements and a significant amount of income tax refunds received during the year. Despite higher cash flow from operational earnings than in 1992, the 1993 amount was adversely affected by higher working capital requirements, significant payments for legal and tax settlements, and an adjustment for a 1992 crude oil forward sale.

     During 1994, the company generated $156 million in pretax proceeds from asset sales, primarily nonstrategic oil and gas properties, compared with $586 million in 1993 and $469 million in 1992. The 1993 proceeds included $218 million from the sale of the Imperial Valley and other geothermal assets, $172 million from the sale of the company's national auto/truckstop system, and $106 million from the sale of various oil and gas properties. The 1992 proceeds primarily reflected the sale of the chemical distribution and polymer businesses.

     In 1994, the company also generated approximately $52 million in cash from the sale of its common stock through the Dividend Reinvestment and Common Stock Purchase Plan.

     The company's total debt was reduced by $56 million from a year ago to $3,466 million at year-end 1994. Total debt is not expected to change significantly in 1995. In March 1995, the company redeemed early its $200 million floating-rate Eurodollar Notes. Floating-rate commercial paper was used to refinance the callable debt.

     For 1995, the company expects cash generated from operational earnings and asset sales to be essentially adequate to meet its operating requirements, capital spending and dividend payments. However, the company has substantial borrowing capacity to meet unanticipated cash requirements. At December 31, 1994, the company had approximately $1.2 billion of undrawn commitments under various credit facilities with major banks. In February 1995, the company completed a shelf registration with the Securities and Exchange Commission which permits the company to issue $1.2 billion of debt and equity securities for general corporate purposes. In March 1995, the entire amount available was dedicated to a new medium-term note program.

     The company's foreign operations have a limited exposure to foreign currency risks. In most countries, energy products are valued and sold in U.S. dollars, and foreign currency operating cost exposures have not been significant. In the Philippines and Thailand, the company is paid for product deliveries in the local currencies, but at prices indexed to U.S. dollar valuations. Such funds, less funds required for local currency-denominated obligations, are converted to U.S. dollars as soon as practicable and periodically remitted to the U.S. The company's Canadian subsidiary is paid in Canadian dollars for its crude oil and natural gas sales. Excess Canadian funds generally have been invested in other Unocal foreign operations rather than converted to U.S. dollars and remitted to the U.S.

    The company has only limited involvement with derivative financial instruments. The majority are debt-related and are used to manage interest rate and foreign currency exchange rate risks. The company also uses futures contracts to hedge its exposure to fluctuations in petroleum commodity prices. Such contracts covered only a small percentage of the company's annual oil and gas production.


CAPITAL EXPENDITURES




                                      Estimated
Millions of Dollars                        1995    1994     1993       1992
----------------------------------------------------------------------------
Exploration and Production
Domestic                                 $  450   $  486   $  562      $ 364
Foreign                                     405      310      330        275
----------------------------------------------------------------------------
    Total                                   855      796      892        639

Refining, Marketing and Transportation      390      372      236        201
Chemicals                                    20       12       11         64
Geothermal                                   80       35       53         37
Other                                        55       57       57         18
----------------------------------------------------------------------------
    Total                                $1,400   $1,272   $1,249      $ 959
                                        ------------------------------------


     Spending in 1994 on domestic oil and gas exploration and production was down by 14 percent compared with 1993, primarily reflecting reduced activity due to low natural gas and crude oil prices. The 6 percent decrease in foreign spending was due to reduced activity in both the development of offshore gas fields in Thailand and the new offshore oil field in the Netherlands which began production in 1993.

     The $372 million spent on refining, marketing and transportation operations during 1994 primarily reflected refinery upgrades to meet environmental requirements for reformulated gasoline and the addition of units to increase production of higher value products. Capital spending on geothermal energy projects in 1994 primarily included development work on the island of Java in Indonesia.

     Unocal expects its 1995 capital spending to total approximately $1.4 billion, a 10 percent increase over expenditures of $1.27 billion in 1994. Actual spending for 1995 could range from $1.3 billion to $1.5 billion depending upon the progress of various projects and oil and gas prices.

     Approximately $855 million, or 61 percent of the 1995 capital spending plan, is directed toward the company's worldwide petroleum exploration and production. This plan includes nearly $200 million for worldwide exploration. Of this, more than one-half is targeted for projects near existing operations that have the potential for rapid development. The balance, about $90 million, is slated for new trend exploration.

     The total 1995 budget for domestic oil and gas activities included approximately $360 million for development work. The Louisiana/Gulf of Mexico area accounts for nearly 60 percent of the domestic budget as the company moves ahead with development of various key projects, including natural gas development in the Fresh Water Bayou field and offshore oil development on Ship Shoal Block 208. In the Cook Inlet of Alaska, the company is in the first phase of developing new oil production from the Anna platform in the Granite Point field.

     Of the total 1995 budget for foreign oil and gas activities, approximately $240 million is dedicated to development work. Major projects include the development of gas reserves in several fields offshore Thailand, as well as further delineation of the Pailin field. Also included is development of the Halfweg gas field on the Q1 block offshore the Netherlands. Another $50 million is dedicated to development work on new, high potential, overseas oil and gas ventures. These projects primarily include the Yadana natural gas project offshore Myanmar and an oil project in the Caspian Sea offshore Azerbaijan.

    Refining, marketing and transportation capital spending is budgeted at $390 million in 1995, up from $372 million in 1994. The 1995 capital budget includes approximately $305 million for West Coast refinery projects, of which $240 million is for refinery modifications to manufacture reformulated gasoline for the California market in 1996 as mandated by the California Air Resources Board. Another $25 million is for projects to enhance profitability in other refining areas. The capital budget has approximately $50 million dedicated to the upgrade of marketing facilities, mostly reformatting service stations in the western United States. In 1995, the company expects to improve pumpability at about 120 retail sites by adding credit card readers at the dispensers and reconfiguring pump islands. More than half of these projects include new formats, such as convenience stores and fast food restaurants.

     Planned 1995 capital spending for geothermal power projects totals $80 million, compared with $35 million in 1994. The higher spending focuses on additional development of geothermal resources and construction of electrical generating plants in the Gunung Salak field in Indonesia, which are expected to come on-line in 1997.

     The capital budget for chemicals and other businesses reflects planned spending on various projects in the company's agricultural products and carbon and minerals businesses, as well as environmental costs related to properties held for sale.

ENVIRONMENTAL MATTERS

     Unocal continues to make substantial capital and operating expenditures for environmental protection and to comply with federal, state and local laws and provisions regulating the discharge of materials into the environment. In many cases, investigatory or remedial work is now required at various sites even though past operations followed practices and procedures that were considered acceptable under environmental laws and regulations, if any, existing at the time.

     In 1994, the company recorded approximately $228 million in environment-related capital expenditures, compared with an average of approximately $120 million per year for the prior three years. The higher expenditures in 1994 primarily reflected costs related to refinery projects to produce reformulated fuels mandated by government agencies. Estimated 1995 capital expenditures for environment-related costs are $340 million. The amount charged to 1994 earnings for remediation costs and for operating, maintenance and administrative costs to maintain environmental compliance was approximately $370 million, and such costs averaged approximately $240 million per year for the prior three years. Included in the amount for 1994 were provisions of $187 million for certain known future environmental assessment/remediation costs, of which $152 million was recorded in the fourth quarter. The fourth quarter provision was primarily the result of an extensive and ongoing review by the company of its reserves for environmental assessment/remediation costs and its procedures for monitoring such reserves.

     At December 31, 1994, the company's reserves for environmental remediation obligations totaled $262 million, of which $97 million was included in other current liabilities. The total reserve amount is broken down into five categories and discussed below.

     SUPERFUND AND SIMILAR SITES. At year-end 1994, Unocal had received notification from the federal EPA that the company may be a potentially responsible party (PRP) at 60 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 30 other sites that may require investigation and remediation. Of the total, the company has denied responsibility at 30 sites and at another 13 sites the company's liability, although unquantified, appears to be de minimis. The total also includes 19 sites which are under investigation or in litigation, for which the company's potential liability is not presently determinable. Of the remaining 28 sites, where probable costs can be reasonably estimated, reserves of $43 million have been established for future remediation and settlement costs. Included in this amount is $15 million for the McColl site in Fullerton, California, which reflects the company's share of the estimated costs of a remedy proposed to the EPA in the fourth quarter of 1994 by the PRPs.

     Unocal does not consider the number of sites for which it has been named as a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the company is usually just one of several companies designated as a PRP. The company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in Note 18 to the consolidated financial statements. The solvency of other responsible parties and disputes regarding responsibilities may also impact the company's ultimate costs.

     FORMER COMPANY-OPERATED SITES. Reserves of $35 million were established for this category of sites. Of the total, $14 million was for approximately 170 service station sites on leased property at which operations have ceased and which the company is obligated to remediate before returning them to current landowners. Also included is a $12 million reserve for approximately 190 service station sites that the company previously owned or leased, in many cases years ago, where current owners of such properties are presently holding the company responsible for environmental remediation costs.

     COMPANY FACILITIES SOLD WITH RETAINED LIABILITIES. This category had reserves of $88 million for accrued environmental liabilities related to major company assets that were sold in recent years. Included are the company's former auto/truckstop facilities, agricultural and industrial chemical sites, and polymer sites. Also included are facilities which were transferred to The UNO-VEN Company in 1989 in connection with its formation. In each sale, the company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The current reserves represent presently estimated future costs for investigation/feasibility studies and identify remediation work as a result of claims made by buyers of the properties.

     INACTIVE OR CLOSED COMPANY FACILITIES. Reserves of $74 million were established for these types of facilities. Major sites included in this category are the former Beaumont refinery in Texas, the Parachute Creek shale oil project and a chemical facility in Colorado, the Questa molybdenum mine in New Mexico and a related processing facility in Pennsylvania. Under various laws, including the Resource Conservation and Recovery Act, remediation obligations arose when the company ceased or suspended operations at these facilities. A provision of $23 million was recorded in 1994 for remedial work at the Beaumont refinery, principally due to increased cost estimates and the company's decision to undertake the remediation of additional areas within the refinery. This category also includes the beach cleanup at the Guadalupe oil field of underground releases of a diesel-like additive formerly used to produce the field's heavy crude oil. At year-end 1994, the remaining reserves for beach cleanup and abandonment of wells and facilities at the field totaled $10 million. The company expects to incur additional, but presently indeterminate, costs at this site for the remediation of the inland portion of the field. A reserve of $8.9 million was provided for the Questa mine's estimated costs of investigations and remedial activities covered under plans for both the mine area and ponds proposed or expected to be proposed in 1995 to the State of New Mexico Environmental Department. Additional work may be required following the State's review of these plans. Reopening of the mine could also affect the amount and/or timing of various costs.

    ACTIVE COMPANY FACILITIES. The company provided $22 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. The operating facilities primarily consist of refineries, marketing terminals and bulk plants.

     The total environmental remediation reserves recorded on the consolidated balance sheet represent the company's estimate of assessment and remediation costs based on currently available facts, existing technology, and presently enacted laws and regulations. The remediation cost estimates, in many cases, are based on plans recommended to the regulatory agencies for approval and are subject to future revisions. The ultimate costs to be incurred will likely exceed the total amounts reserved, since many of the sites are relatively early in the remedial investigation or feasibility study phase. Additional liabilities may be accrued as the assessment work is completed and formal remedial plans are formulated.

     In connection with the fourth quarter review of its reserves for environmental remediation costs, the company also estimated, to the extent it was able to do so, that it could incur approximately $120 million of additional costs in excess of the $262 million accrued at December 31, 1994. The amount of such possible additional costs reflects, in most cases, the high end of the range of costs of feasible alternatives identified by the company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, since at a large number of sites the company is not yet in a position to estimate such possible additional costs.

    Both the amounts reserved and estimates of possible additional costs may change, in some cases, substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed upon remediation methods, and other actions by governmental agencies and private parties.

    See Notes 17 and 18 to the consolidated financial statements for additional information.


REORGANIZATION

     On June 27, 1994, Unocal's Board of Directors approved a major reorganization of the company's management and formed the 76 Products Company. Since then, divisions and departments have been realigned into four functions or groups: operations, growth, finance and support.

     The Operations Group consists of the company's worldwide oil and gas producing activities, geothermal resource production and related power operations, diversified businesses and the new 76 Products Company. The 76 Products Company encompasses Unocal's West Coast refining, marketing and transportation activities. Petroleum coke sales from refineries in California are also part of this company. On a pro forma basis, 76 Products earned $70 million (pretax) on revenues of $3.4 billion in 1994. Diversified businesses consist principally of the company's agricultural chemicals, carbon products and specialty minerals operations. Also included are real estate development, and the company's investments in The UNO-VEN Company and various affiliated pipeline companies outside California. On a pro forma basis, diversified businesses earned $205 million (pretax) on revenues of $840 million in 1994.

     The Growth Group principally includes worldwide petroleum exploration, commercialization of oil, gas and power projects, joint ventures with other firms, business development, and marketing of natural gas and other produced hydrocarbons. Its primary function is to oversee the company's growth activities related to finding new energy resources and exploring different business opportunities.

     Under the new structure, corporate staff functions have been divided into two groups - Finance and Staff Support. The Finance Group conducts the company's finance activities, which include the treasury, comptroller, tax and risk management functions. The Staff Support Group consolidates activities related to human resources, planning, health-environment-safety, and employee development. However, the support personnel are primarily based at the business unit level to achieve efficiency through centralized coordination and decentralized implementation.


OUTLOOK

     Unocal's financial results are sensitive to product prices. The company does not expect significant improvements in prices or margins during 1995. Crude oil prices are expected to remain at current levels and domestic natural gas prices are expected to remain weak through much of 1995. On the West Coast, intense competition and increased environmental compliance requirements will continue to impact the company's margins for refined products. However, the company's operating strategy is to increase cash flow from operations by increasing resource production and continuing to emphasize cost control in all areas.

     In Thailand, the company plans continual increases in natural gas production through early 1999. The development plan focuses on delineating and developing the eight fields operated by Unocal under the existing gas sales contracts and developing a new field. While the company's production is currently constrained by pipeline capacity, a second major pipeline, scheduled to begin operation in 1996, will increase capacity by 65 percent, thus expanding gas sales potential.

     In early 1995, the company signed an agreement to develop the Yadana natural gas field offshore Myanmar. The contract calls for production to begin in mid-1998, and the gas will be sold to Thailand, and potentially Myanmar, over a 30-year period. Unocal holds a minimum interest of 28.26 percent in the project, for which Total of France is the operator.

     In Indonesia, the company signed amended contracts with the state energy company to develop and produce geothermal resources and build and operate three new 55-megawatt electrical generating plants at the Gunung Salak geothermal project. The three new power plants are expected to begin operation in the second half of 1997. With the addition of the power plants plus another plant to be built by the Indonesia state energy company, Unocal anticipates supplying geothermal steam to power plants with an installed capacity of 330 megawatts by the end of 1997.

     In addition to the above long-term projects in Southeast Asia, Unocal is currently pursuing business opportunities in China, Vietnam and Pakistan.

     The company's West Coast refining and marketing operations will continue to focus on improving efficiencies to reduce operating costs. On the marketing side, the company will continue to upgrade its retail outlets to increase pumpability by installing credit card readers at the dispensers and reconfiguring the service islands. Also, new lines of business will be introduced at many locations to expand each site's potential revenue.

     During the fourth quarter of 1994, the company completed a study of overhead costs which resulted in a program to reduce its 1,540-person corporate staff by 630 positions over the next two years. Additionally, another 126 positions in the operating groups will be eliminated. When the reductions are complete, the company expects to realize pretax savings of approximately $50 million per year.

     In early 1995, the company sold its process technology and licensing business. The sale included approximately 200 U.S. patents and about 300 licenses with third parties who use various process technologies developed by Unocal. A pretax gain of $26 million on net proceeds of $32 million will be recorded in the first quarter of 1995.

     In February 1994, the company was granted a United States patent for reformulated gasolines that meet the 1996 California state standards for reduced emissions. The company expects to announce terms of a licensing program in April 1995.

     Unocal continues to evaluate the potential sale of the company's crude oil and natural gas assets in California. The company expects to receive bids from prospective buyers by mid-1995.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


 Index to Consolidated Financial Statements and Financial Statement Schedules




                                                                     Page
                                                                     -----

Report on Management's Responsibilities                              30

Report of Independent Accountants                                    31

Financial Statements
    Consolidated Earnings                                            32
    Consolidated Balance Sheet                                       33
    Consolidated Cash Flows                                          34
    Consolidated Stockholder's Equity                                35
    Notes to Consolidated Financial Statements                       36-55

Supplemental Information:
    Oil and Gas Financial Data                                       56-57
    Oil and Gas Reserve Data                                         58-59
    Present Value of Future Net Cash Flow Related
      to Proved Oil and Gas Reserves                                 60-61
    Selected Quarterly Financial Data                                62
    Selected Financial Data                                          63

Supporting Financial Statement Schedules covered:
  by the Foregoing Report of Independent Accountants:
    Schedule II  -  Valuation and Qualifying Accounts and Reserves   68




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

     The financial statements have been audited by the independent accounting firm of Coopers & Lybrand L.L.P. Management has made available to Coopers & Lybrand L.L.P. all the company's financial records and related data, minutes of the company's executive and management committee meetings and directors' meetings and all internal audit reports. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

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

     Unocal assessed its internal control systems in relation to criteria for effective internal control over financial reporting following the Treadway Commission's Committee of Sponsoring Organizations "Internal Control - Integrated Framework." Based on this assessment, Unocal believes that, as of December 31, 1994, its systems of internal controls over financial reporting met those criteria.

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

/s/ ROGER C. BEACH        /s/ JOHN F. IMLE, JR.     /s/ NEAL E. SCHMALE       /s/ CHARLES S. McDOWELL
-----------------------   ---------------------     -----------------------   -----------------------
Roger C. Beach            John F. Imle, Jr.         Neal E. Schmale           Charles S. McDowell
Chief Executive Officer   President                 Chief Financial Officer   Vice President and
                                                                              Comptroller

February 14, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders of Unocal Corporation:

     We have audited the accompanying consolidated balance sheets of Unocal Corporation and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1994 and the related financial statement schedule. These financial statements and the related financial statement schedule are the responsibility of Unocal Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above, which appear on pages 32 through 57 of this Annual Report on Form 10-K, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

     As discussed in Note 2 to the consolidated financial statements, Unocal Corporation and its subsidiaries changed their method of accounting for the impairment of producing oil and gas properties in 1994; for postretirement benefits other than pensions and for postemployment benefits in 1993; and for income taxes in 1992.


/s/ COOPERS & LYBRAND LLP
Coopers & Lybrand L.L.P.
February 14, 1995
Los Angeles, California


CONSOLIDATED EARNINGS                                                   UNOCAL CORPORATION

                                                                       Years ended December 31
                                                                    ----------------------------
Dollars in millions except per share amounts                            1994     1993     1992
------------------------------------------------------------------------------------------------

Revenues
Sales and operating revenues *                                         $7,797   $8,077   $ 9,887
Interest, dividends and miscellaneous income                               84       67        53
Equity in earnings of affiliated companies                                 86       84        66
Gain (loss) on sales of assets                                             (2)     116        55
------------------------------------------------------------------------------------------------
     Total revenues                                                     7,965    8,344    10,061

Costs and Other Deductions
Crude oil and product purchases                                         2,875    3,160     4,612
Operating expense                                                       1,802    1,702     1,676
Selling, administrative and general expense                               555      489       703
Depreciation, depletion and amortization                                  947      963       964
Dry hole costs                                                             84       45        68
Exploration expense                                                       116      119       170
Interest expense                                                          275      304       379
Excise, property and other operating taxes *                            1,017      951     1,140
------------------------------------------------------------------------------------------------
     Total costs and other deductions                                   7,671    7,733     9,712
------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative effect of
     accounting changes                                                   294      611       349
Income taxes                                                              170      268       153
------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting changes                   124      343       196
Cumulative effect of accounting changes                                  (277)    (130)       24
------------------------------------------------------------------------------------------------
Net Earnings (Loss)                                                    $ (153)  $  213   $   220
------------------------------------------------------------------------------------------------
Dividends on preferred stock                                               36       36        17
------------------------------------------------------------------------------------------------
Net Earnings (Loss) Applicable to Common Stock                         $ (189)  $  177   $   203
------------------------------------------------------------------------------------------------

Earnings (loss) per share of common stock:
  Before cumulative effect of accounting changes                       $  .36   $ 1.27    $  .75
  Cumulative effect of accounting changes                               (1.14)    (.54)      .10
------------------------------------------------------------------------------------------------
  Net earnings (loss) per share                                        $ (.78)  $  .73    $  .85
------------------------------------------------------------------------------------------------
* Includes consumer excise taxes of                                    $  893   $  816    $  992

                See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEET                                         UNOCAL CORPORATION

                                                                      At December 31
                                                                  -------------------
Millions of Dollars                                                   1994      1993
-------------------------------------------------------------------------------------
Assets
Current assets
    Cash and cash equivalents                                        $   148  $  205
    Accounts and notes receivable
      Trade                                                              897     877
      Refundable income taxes                                              -     114
    Inventories                                                          341     326
    Deferred income taxes                                                109      26
    Other current assets                                                  33      30
-------------------------------------------------------------------------------------
        Total current assets                                           1,528   1,578
Investments and long-term receivables
    Affiliated companies                                                 445     443
    Other                                                                450     404
Properties - net                                                       6,823   7,175
Deferred income taxes                                                     30      30
Other assets                                                              61      76
-------------------------------------------------------------------------------------
            Total assets                                              $9,337  $9,706
-------------------------------------------------------------------------------------

Liabilities
Current liabilities
    Accounts payable                                                  $  688  $  735
    Taxes payable                                                        226     208
    Interest payable                                                      87      92
    Other current liabilities                                            256     161
-------------------------------------------------------------------------------------
        Total current liabilities                                      1,257   1,196
Long-term debt and capital lease obligations                           3,461   3,468
Deferred income taxes                                                    643     875
Accrued abandonment, restoration and environmental liabilities           622     539
Other deferred credits and liabilitie                                    539     499
-------------------------------------------------------------------------------------
        Total liabilities                                              6,522   6,577
-------------------------------------------------------------------------------------

Stockholders' Equity
Preferred stock ($0.10 par value, stated at liquidation value of $50 per share)
  Shares authorized: 100,000,000
  Shares outstanding: 10,250,000 in 1994 and 1993                        513     513
Common stock  ($1 par value)
  Shares authorized: 750,000,000
  Shares outstanding: 244,198,701 in 1994;  241,323,833 in 1993          244     241
Capital in excess of par value                                           237     163
Foreign currency translation adjustment                                  (13)     (5)
Unearned portion of restricted stock issued                              (13)    (13)
Retained earnings                                                      1,847   2,230
-------------------------------------------------------------------------------------
        Total stockholders' equity                                     2,815   3,129
-------------------------------------------------------------------------------------
            Total liabilities and stockholders' equit                 $9,337  $9,706
-------------------------------------------------------------------------------------

The company follows the successful efforts method of accounting for its oil and gas activities.

                See Notes to Consolidated Financial Statements.

<capition>
CONSOLIDATED CASH FLOWS                                          UNOCAL CORPORATION

                                                                Years ended December 31
                                                            -----------------------------
Millions of Dollars                                            1994      1993      1992
-----------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings (loss)                                          $  (153)  $   213   $   220
Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities
    Cumulative effect of accounting changes                      277       130       (24)
    Depreciation, depletion and amortization                     947       963       964
    Dry hole costs                                                84        45        68
    Deferred income taxes                                       (118)      139      (114)
    (Gain) loss on sales of assets (before-tax)                    2      (116)      (55)
    Other                                                        217        42        55
    Working capital and other changes related to operations
        Accounts and notes receivable                             91        33       136
        Inventories                                              (10)      (24)       55
        Accounts payable                                         (49)       25      (110)
        Taxes payable                                             18       (52)        7
        Other                                                     (7)     (298)      (45)
-----------------------------------------------------------------------------------------
          Net cash provided by operating activities            1,299     1,100     1,157

Cash Flows from Investing Activities
    Capital expenditures (includes dry hole costs)            (1,272)   (1,249)     (959)
    Proceeds from sales of assets                                156       586       469
-----------------------------------------------------------------------------------------
          Net cash used in investing activities               (1,116)     (663)     (490)

Cash Flows from Financing Activities
    Proceeds from issuance of common stock                        54         6         2
    Net proceeds from issuance of preferred stock                  -         -       500
    Long-term borrowings                                         732       543       401
    Reduction of long-term debt and capital lease obligations   (788)     (718)   (1,278)
    Decrease in short-term notes payable                           -        (1)     (151)
    Dividends paid on preferred stock                            (36)      (36)       (8)
    Dividends paid on common stock                              (193)     (175)     (166)
    Other                                                         (9)       (8)       15
-----------------------------------------------------------------------------------------
          Net cash used in financing activities                 (240)     (389)     (685)

Increase (decrease) in cash and cash equivalents                 (57)       48       (18)
Cash and cash equivalents at beginning of year                   205       157       175
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $   148   $   205   $   157
-----------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                     $   263   $   296   $   377
    Income taxes (net of refunds)                            $   174   $   291   $   237

                See Notes to Consolidated Financial Statements.

CONSOLIDATED STOCKHOLDERS' EQUITY                         UNOCAL CORPORATION



Millions of Dollars                                      1994     1993     1992
---------------------------------------------------------------------------------

Preferred Stock
        Balance at end of year                          $  513   $  513   $  513

Common Stock
        Balance at beginning of year                       241      241      235
        Issuance of common stock                             3        -        6
---------------------------------------------------------------------------------
        Balance at end of year                             244      241      241

Capital in Excess of Par Value
        Balance at beginning of year                       163      149       15
        Issuance of common stock                            74       14      147
        Preferred stock issuance costs                       -        -      (13)
---------------------------------------------------------------------------------
        Balance at end of year                             237      163      149

Foreign Currency Translation Adjustment
        Balance at beginning of year                        (5)       5       27
        Current year adjustment                             (8)     (10)     (22)
---------------------------------------------------------------------------------
        Balance at end of year                             (13)      (5)       5

Unearned Portion of Restricted Stock Issued
        Balance at beginning of year                       (13)     (11)     (11)
        Issuance of restricted stock                        (4)      (5)      (3)
        Current year amortization                            4        3        3
---------------------------------------------------------------------------------
        Balance at end of year                             (13)     (13)     (11)

Retained Earnings
        Balance at beginning of year                     2,230    2,234    2,198
        Net earnings (loss) for year                      (153)     213      220
        Cash dividends declared
          Preferred stock ($3.50 per share in 1994 and
            1993; $1.62 per share in 1992)                 (36)     (36)     (17)
          Common Stock ($0.80 per share in 1994; $0.75
            per share in 1993; $0.70 per share in 1992)   (194)    (181)    (167)
---------------------------------------------------------------------------------
        Balance at end of year                           1,847    2,230    2,234
---------------------------------------------------------------------------------
Total Stockholders' Equity                              $2,815   $3,129   $3,131
---------------------------------------------------------------------------------

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

     Acquisition costs of exploratory acreage are capitalized. Full amortization of such costs related to the portion of unproved properties is provided over the shorter of the exploratory period or the lease holding period. Costs of successful leases are transferred to proved properties. Exploratory drilling costs are initially capitalized. If exploratory wells are determined to be commercially unsuccessful, the related costs are expensed. Geological and geophysical costs for exploration and leasehold rentals for unproved properties are expensed.

     Development costs of proved properties, including unsuccessful development wells, are capitalized. Proved producing properties are regularly assessed for possible impairment on a field-by-field basis using the estimated undiscounted future cash flows of each field. Impairment loss is recognized when the estimated undiscounted future cash flows are less than the current net book values of the properties. See Note 2 for additional information.

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

     Additional depreciation charges are made for the write-down of long-lived assets when it is determined that the carrying value of assets may not be recoverable. This determination is usually attributable to the occurrence of events such as discontinued operations and project cancellations or when expected future net cash flows become less than the carrying value of an asset.

MAINTENANCE AND REPAIRS

     Expenditures for maintenance and repairs are expensed. In general, improvements are charged to the respective property accounts and such accounts are relieved of the original cost of property replaced.

RETIREMENT AND DISPOSAL OF PROPERTIES

     Upon retirement of facilities depreciated on an individual basis, remaining book values are charged to depreciation expense. For facilities depreciated on a group basis, remaining book values are charged to accumulated allowances. Gains or losses on sales of properties are included in current earnings.

INCOME TAXES

     The company uses the liability method for reporting income taxes in which current or deferred tax liabilities or assets are recorded in accordance with enacted tax laws and rates. Under this method, the amount of deferred tax liabilities or assets at the end of each period is determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

     Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets will be established if appropriate. See Note 9 for the principal temporary differences and unused tax credits.

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

ENVIRONMENTAL EXPENDITURES

     Environmental expenditures that create future benefits or contribute to future revenue generation are capitalized. Expenditures that relate to existing conditions caused by past operations are expensed.

     Liabilities related to environmental assessment and future remediation costs are recorded when such liabilities are probable and the amounts can be reasonably estimated. The company considers a site to present a probable liability when an investigation has identified environmental remediation requirements for which the company is responsible. The timing of accruing for remediation costs generally coincides with the company's completion of investigation or feasibility work and its recommendation of a remedy or commitment to an appropriate plan of action.

     Environmental liabilities are not discounted or reduced by possible recoveries from third parties. However, for Superfund and similar sites, accrued liabilities reflect anticipated allocations of liabilities among settling participants.

     Environmental remediation expenditures required for properties held for sale are capitalized. A valuation allowance is established when the aggregate book values of the properties, including capitalized remediation costs, exceeds net realizable values.

     See Notes 17 and 18 for additional information.

FINANCIAL INSTRUMENTS

     The company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks.

See Note 16 for additional information.

Other

     Earnings per share of common stock are based on earnings less preferred stock dividend requirements, divided by the weighted average shares of common stock outstanding during each period.

     Interest is capitalized on major construction and development projects as part of the cost of the asset.

     Certain items in prior year financial statements have been reclassified to conform to the 1994 classification, including the accumulated reserves for future abandonment and restoration costs which have been reclassified on the consolidated balance sheet from the properties account to accrued abandonment, restoration and environmental liabilities.

Note 2 - ACCOUNTING CHANGES

     Effective January 1, 1994, the company changed its accounting policy for recognizing the reduction in value of its producing oil and gas properties. Under the new policy, the company evaluates properties for impairment on a field-by-field basis instead of the country-by-country basis previously used. In the opinion of management, the use of a lower level of aggregation for applying the impairment test to producing oil and gas properties is preferable. The cumulative effect of the accounting change resulted in a charge to earnings of $447 million pretax ($277 million after tax or $1.14 per common share) in the first quarter. The charge reflected the reduction in value of certain oil and gas properties in the U.S. from which the estimated undiscounted future cash flows are less than the current net book values of the properties. As a result of the property write-downs, the company's depreciation and depletion expense in 1994 was reduced by approximately $61 million ($38 million after tax). On a pro forma basis, net earnings for 1993 and 1992 would have increased by $31 million and $27 million, respectively, as a result of the accounting change. Pro forma net earnings would have been $244 million (86 cents per common share) in 1993 and $247 million (97 cents per common share) in 1992.

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

     Effective January 1, 1992, the company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS 109 changed, among other things, the recognition criteria for deferred tax assets. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Upon adoption, the company was able to record certain deferred foreign income tax benefits not previously recognized. The favorable cumulative effect of this accounting change for the periods prior to January 1, 1992, was $24 million, or 10 cents per common share.

NOTE 3 - RESTRUCTURING COSTS

     During the fourth quarter of 1994, as a result of an overhead study, the company began a program to reduce its 1,540-person corporate staff by 630 positions and to eliminate another 126 positions in the operating groups over the next two years. A pretax charge of $25 million was recorded in administrative and general expense for net costs associated with the staff reductions. This charge included $34 million of estimated benefits, primarily termination allowance, to be paid to ex-employees over a period of time. Partially offsetting this charge was an estimated credit of $9 million for reduced pension obligations. At December 31, 1994, approximately 40 employees were terminated as a result of the program, and the amount of unpaid benefits remaining on the consolidated balance sheet was $33 million.

     In 1992, the company also underwent work force reductions and operational changes as part of its efforts to improve cash flow and operating results. Voluntary retirement and severance packages were accepted by 1,145 employees. A pretax provision of $55 million, net of reduced pension obligations, was included in administrative and general expense. The majority of the termination benefits and the retirement benefits not covered by the pension plan have been paid.

NOTE 4 - WRITE-DOWNS OF ASSETS

     During 1994, the company recorded a pretax charge of $25 million to write down the carrying value of the Guadalupe oil field due to its decision to shut down the field for environmental reasons. The company also closed certain facilities used in refining and marketing operations and research activities, which resulted in an asset write-down of $39 million. Due to project modifications, the company wrote off an additional $7 million in 1994 for costs related to the reformulated fuels program at the company's Los Angeles Refinery.

     The 1993 earnings included a pretax charge of $19 million for the write-off of refining projects, primarily due to the cancellation of a portion of work associated with the reformulated fuels program at the company's Los Angeles Refinery.

     The 1992 earnings included a pretax charge of $50 million for the write-down of the company's interest in a Canadian partnership and various assets that were shut down or sold.

NOTE 5 - DISPOSITIONS OF ASSETS

     In 1994, asset sales generated total proceeds of $156 million with a pretax loss of $2 million. Of the total proceeds, $118 million was from the sale of oil and gas properties.

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

NOTE 6 - CASH FLOW INFORMATION

     The company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less. All income taxes paid are included in determining cash flows from operating activities. As a result, income taxes paid on taxable income from sales of assets are not included in cash flows from investing activities.

     In the consolidated statement of cash flows for 1994, the $217 million adjustment to reconcile the net loss to net cash provided by operating activities principally included noncash charges to earnings of $170 million for future environmental remediation costs.

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

     Excluded from the consolidated statement of cash flows for 1992 was the effect of noncash activities related to the merger of Unocal Exploration Corporation into Union Oil. The effect on the balance sheet was to increase properties, deferred income taxes and stockholders' equity by $173 million, $64 million and $142 million, respectively, and to decrease minority interest liability by $33 million.

NOTE 7 - OTHER FINANCIAL INFORMATION

Consolidated earnings include the following:


Millions of Dollars               1994   1993   1992
------------------------------------------------------
Total interest costs              $ 305  $ 334  $ 413
Less capitalized interest            30     30     34
------------------------------------------------------
   Interest expense               $ 275  $ 304  $ 379
Maintenance and repair costs      $ 457  $ 442  $ 505
Research and development costs    $  20  $  29  $  50
------------------------------------------------------

The consolidated balance sheet at December 31 includes the following:



Millions of Dollars                                      1994   1993
----------------------------------------------------------------------
Other deferred credits and liabilities:
     Postretirement medical benefits obligation          $ 206  $ 200
     Reserve for litigation and other claims               204    153
     Other employee benefits                                54     52
     Other                                                  75     94
----------------------------------------------------------------------
          Total                                          $ 539  $ 499
----------------------------------------------------------------------
Allowances for doubtful accounts and notes receivable    $  15  $  16
Allowances for investments and long-term receivables     $   3  $   4
----------------------------------------------------------------------


NOTE 8 - EXCISE, PROPERTY AND OTHER OPERATING TAXES


Millions of Dollars                         1994   1993    1992
-----------------------------------------------------------------
Consumer excise taxes                      $  893  $ 816  $  992
Real and personal property taxes               68     68      78
Severance and other taxes on production        38     47      48
Other taxes and duties                         18     20      22
-----------------------------------------------------------------
   Total                                   $1,017  $ 951  $1,140
-----------------------------------------------------------------

     In addition, social security and unemployment insurance taxes, which are charged to earnings and included with salaries and wages, totaled $44 million in 1994 and 1993 and $48 million in 1992.

NOTE 9 - INCOME TAXES

     Unocal files a consolidated federal income tax return that includes essentially all U.S. subsidiaries. The components of pretax earnings and the provision for income taxes are as follows:

Millions of Dollars                     1994         1993         1992
------------------------------------------------------------------------
Earnings (loss) before income
  taxes and cumulative
  effect of accounting changes
    United States                      $(176)       $ 179        $ (85)
    Foreign                              470          432          434
------------------------------------------------------------------------
            Total                      $ 294        $ 611        $ 349
------------------------------------------------------------------------

Income taxes
    Current
        Federal                        $  25        $ (73)       $  20
        State                             17          (19)          13
        Foreign                          245          221          234
------------------------------------------------------------------------
            Total                        287          129          267

    Deferred
        Federal                         (120)         113          (97)
        State                             (7)          14           (3)
        Foreign                           10           12          (14)
------------------------------------------------------------------------
            Total                       (117)         139         (114)
------------------------------------------------------------------------

              Total income taxes       $ 170        $ 268        $ 153
------------------------------------------------------------------------

     The following table is a reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the consolidated earnings statement.


Dollars in Millions                                   1994    1993    1992
-----------------------------------------------------------------------------
Federal statutory rate                                 35%     35%     34%
Taxes on book earnings computed at statutory rate    $ 103   $ 214   $ 119
Foreign taxes in excess of statutory rate               75      66      75
Recorded benefits related to exploration costs           -       -     (44)
Dividend exclusion                                     (13)    (13)    (13)
Unused general business tax credits                      -     (12)      -
Effect of federal rate change on deferred taxes          -      14       -
Other                                                    5      (1)     16
-----------------------------------------------------------------------------
Total                                                $ 170   $ 268   $ 153
-----------------------------------------------------------------------------

     The significant components of deferred income tax assets and liabilities included in the consolidated balance sheet at December 31, 1994 and 1993 are as follows:


Millions of Dollars                                  1994      1993
----------------------------------------------------------------------

Deferred tax assets (liabilities)
      Depreciation and intangible drilling costs     $(986)  $(1,206)
      Pension assets                                  (135)     (124)
      Investments in affiliates                        (82)      (86)
      Other deferred tax liabilities                  (212)     (186)
      Depletion                                        145       130
      Exploratory costs                                155       162
      Federal alternative minimum tax credits          143       108
      Future abandonment costs                         126       137
      Postretirement benefit costs                      78        74
      Litigation/environmental costs                   112        17
      Other deferred tax assets                        152       155
----------------------------------------------------------------------
            Total                                    $(504)  $  (819)
----------------------------------------------------------------------

     No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. If distributed, no additional U.S. tax is expected due to the availability of foreign tax credits. Such undistributed earnings for tax purposes, excluding previously taxed earnings, are estimated at $470 million as of December 31, 1994.

     At year-end 1994, the company had $33 million of unused foreign tax credits with various expiration dates through 1997. No deferred tax asset for these foreign tax credits is recognized for financial statement purposes.

     The federal alternative minimum tax credits are available to offset future U.S. federal income taxes on an indefinite basis. In addition, the company has approximately $15 million of business tax credit carryforwards that will expire between 2003 and 2008.

NOTE 10 - INVENTORIES


Millions of Dollars                1994   1993
----------------------------------------------

Crude oil and condensate           $  31  $  44
Refined products                     161    146
Chemicals                             46     55
Minerals                              16     15
Supplies, merchandise and other       87     66
-----------------------------------------------
Total                              $ 341  $ 326
-----------------------------------------------

     The current cost of inventories exceeded the LIFO inventory value included above by $142 million and $147 million at December 31, 1994 and 1993, respectively.

NOTE 11 - PROPERTIES AND CAPITALIZED LEASES

     Investments in owned and capitalized leased properties at December 31, 1994 and 1993 are set forth below. Total accumulated depreciation, depletion and amortization was $11,096 million and $11,215 million at December 31, 1994 and 1993, respectively.

     Capitalized leased properties principally consist of service stations and petroleum facilities. Capital leases have expiration dates ranging from 1995 to 2009, and include purchase options and favorable renewal options.

                                                      1994             1993
                                              ------------------------------------
Millions of Dollars                              Gross     Net     Gross    Net
----------------------------------------------------------------------------------

Owned properties (at cost)
  Petroleum operations:
    Exploration
      United States                             $   167  $   54  $   200  $   77
      Foreign                                       124      71      119      59
    Production
      United States                               7,926   2,707    7,896   3,197
      Foreign                                     4,011   1,193    3,811   1,181
    Refining, marketing and transportation        3,218   1,833    2,945   1,612
----------------------------------------------------------------------------------
        Total                                    15,446   5,858   14,971   6,126

  Chemical operations                               663     208      679     220
  Geothermal operations                             967     380      940     378
  Corporate and other *                             825     371    1,778     443
----------------------------------------------------------------------------------
            Total owned properties               17,901   6,817   18,368   7,167

Capitalized leased properties                        18       6       22       8
----------------------------------------------------------------------------------
                Total                           $17,919  $6,823  $18,390  $7,175
----------------------------------------------------------------------------------

* Includes mineral and real estate assets.

NOTE 12 - RETIREMENT PLANS

     The company and its subsidiaries have several non-contributory retirement plans covering substantially all employees. Plan benefits are primarily based on years of service and employees' compensation near retirement.

     All U.S. plans are administered by corporate trustees. There was no company contribution to any of the U.S. plans during the years 1992 through 1994 as plan assets substantially exceeded the pension obligations. At year-end 1994, plan assets principally consisted of equity securities, U.S. government and agency issues, corporate bonds and cash.

     Employees of certain foreign subsidiaries of the company are covered by separate plans. Total obligations for all foreign plans are insignificant.

     Pension costs for the funded U.S. plans include the following components:


Millions of Dollars                                1994    1993    1992
-------------------------------------------------------------------------

Service cost - benefits earned during the year    $  24   $  20   $  27
Interest cost on projected benefit obligation        49      48      51
Actual return on plan assets                          9    (125)    (51)
Net amortization and deferral                      (109)     20     (57)
Net gain from partial settlement of obligation       (4)     (3)    (22)
-------------------------------------------------------------------------
Net pension expense (income)                      $ (31)  $ (40)  $ (52)
-------------------------------------------------------------------------

     The 1992 net gain from partial settlement of obligation was the result of the voluntary retirement and severance packages accepted by employees and those employees who left the company due to the sale of business units in 1992.

     The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheet at December 31, 1994 and 1993:


Millions of Dollars                                       1994    1993
------------------------------------------------------------------------

Plan assets at fair value                                $ 885   $ 943
------------------------------------------------------------------------

Actuarial present value of benefit obligations:
      Vested benefits                                      484     556
      Nonvested benefits                                    18      21
------------------------------------------------------------------------

Accumulated benefit obligation                             502     577
Effect of projected future salary increases                101     119
------------------------------------------------------------------------

Projected benefit obligation                               603     696
------------------------------------------------------------------------

Plan assets in excess of projected benefit obligation      282     247
Unrecognized net loss                                      152     164
Unrecognized net assets                                    (86)   (108)
Unrecognized prior service cost                             13      27
------------------------------------------------------------------------
      Prepaid pension cost                               $ 361   $ 330
------------------------------------------------------------------------

     The assumed rates used to measure the projected benefit obligation and the expected earnings on plan assets were as follows:

                                            1994    1993    1992
                                            ----    ----    ----

Weighted-average discount rate              8.50%   7.25%   8.25%
Increase in future compensation levels      5.00%   5.00%   6.00%
Expected long-term return on plan assets    9.75%  10.50%  11.50%

     The amount of benefits which can be covered by the funded plans described above are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Therefore, the company has a supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The amounts expensed for this plan were $5 million, $2 million and $23 million in 1994, 1993 and 1992, respectively. The 1992 amount included a one-time charge of $21 million as a result of the company's restructuring program. The accumulated obligation recognized in the consolidated balance sheet at December 31, 1994 was $19 million.

     The company has established a grantor trust to provide funding for the benefits payable under the supplemental retirement plan. Total assets held in the trust at December 31, 1994 amounted to $8 million.

NOTE 13 - POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT PLANS

     The company's medical plan provides health care benefits for eligible employees and retired employees. Employees may become eligible for postretirement benefits if they reach the normal retirement age while working for the company. The plan is contributory and the benefits are subject to deductibles and co-payments.

     The following table sets forth the postretirement benefit obligation recognized in the consolidated balance sheet at December 31, 1994 and 1993:



Millions of Dollars                                1994    1993
-----------------------------------------------------------------
Accumulated postretirement benefit obligations:
  Retirees                                         $ 134  $ 146
  Fully eligible active employees                     20     21
  Other active employees                              29     35
-----------------------------------------------------------------
    Total                                            183    202
Unrecognized gain (loss) and prior service cost       23     (2)
-----------------------------------------------------------------
    Accrued postretirement benefit cost            $ 206  $ 200
-----------------------------------------------------------------

Net periodic postretirement benefits cost is comprised of the following components:


Millions of Dollars                                 1994   1993
-----------------------------------------------------------------

Service cost                                       $   6  $   5
Interest cost                                         15     17
-----------------------------------------------------------------
    Total                                          $  21  $  22
-----------------------------------------------------------------

     The pay-as-you-go cost for postretirement medical benefits was $13 million in 1992.

     The accumulated postretirement benefit obligation at December 31, 1994 was determined using a discount rate of 8.5 percent. The health care cost trend rates used in measuring the 1994 benefit obligations were 8 percent for under age 65 and 6.6 percent for age 65 and over, gradually decreasing to 5 percent by the year 2001 and remaining at that level thereafter. The rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $17 million and net periodic benefits cost by $2 million.

     The company also provides benefits such as workers' compensation and disabled employees' medical care to former or inactive employees after employment but before retirement. The accumulated postemployment benefit obligation was $17 million as of December 31, 1994 and 1993.

NOTE 14 - LONG-TERM DEBT AND CREDIT AGREEMENTS

     The following table summarizes the company's long-term debt:


                                                         At December 31
                                                       ------------------
Millions of Dollars                                       1994    1993
-------------------------------------------------------------------------

Bonds and debentures
    9-1/4% Debentures due 2003                           $  250  $  250
    9-1/8% Debentures due 2006                              200     200
    6-1/8% to 7-7/8% Industrial Development Revenue
      Bonds due 1998 to 2008                                 74      76
    Swiss Franc Bonds due 1996, effective rate 9.69%        110     110
    Deutsche Mark Bonds due 1998, effective rate 8.4%       110     110
Notes
    Commercial paper  (6.01%) *                             456     537
    Medium-term notes due 1995 to 2011 (8.54%) *            754     575
    8-3/4% Notes due 1997                                     -     300
    Bank Credit Agreement  (6.5%) *                         250       -
    Revolving credit facilities (6.6%) *                    135      41
    9-3/4% Notes due 1994                                     -     250
    9-5/8% Notes due 1995                                   250     250
    9-3/4% Notes due 2000                                   250     250
    Eurodollar Notes due 1996, effective rate 9.77%         200     200
    8-3/4% Notes due 2001                                   200     200
    6-3/8% Notes due 2004                                   200       -
    8-1/2% Notes due 1994                                     -     150
Other miscellaneous debt                                     15       8
-------------------------------------------------------------------------
        Total                                             3,454   3,507
        Less current portion of long-term debt                2      52
-------------------------------------------------------------------------
        Total long-term debt                             $3,452  $3,455
-------------------------------------------------------------------------


*  Weighted average interest rate at December 31, 1994

     At December 31, 1994, the commercial paper, the 9-5/8% Notes due 1995, $29 million of medium-term notes due in 1995 and short-term borrowings under various credit facilities due in 1995 were classified as long-term debt and included with the 1999 maturity amount listed below. The company has the intent to refinance these borrowings on a long-term basis and has the ability to do so, if necessary, through existing lines of credit extending to 1999. The current portion of long-term debt at year-end 1994 represents the net amount of debt expected to be reduced in 1995. The amounts of long-term debt maturing in 1996, 1997, 1998 and 1999 are $318 million, $118 million, $330 million and $1,261 million, respectively.

     In 1994, the company's new borrowings consisted of: (1) $179 million in medium-term notes with interest rates ranging from 6.33% to 7.24% and maturity dates ranging from February 1997 to March 2001; (2) $200 million of 6-3/8% notes due 2004; (3) $250 million under the Bank Credit Agreement; and (4) $60 million under an $85 million revolving credit facility. The proceeds were used principally to refinance maturing and certain callable debt.

     The company also borrowed $30 million under a $250 million revolving credit facility that was established in 1993 for the purpose of funding its oil and gas development program in Thailand. This credit facility terminates December 15, 1998. For the same purpose, the company has a $45 million revolving credit facility through 1999 in the Netherlands. The entire commitment amount was outstanding at year-end 1994. During 1994, the company arranged an $85 million revolving credit facility with a Canadian bank. This facility has a perpetual 364 day maturity date. Borrowings under these three credit facilities bear interest at different margins above London Interbank Offered Rates (LIBOR) and the agreements call for facility fees on either the total or undrawn commitment.

     The Bank Credit Agreement provides a revolving credit of $1.2 billion through 1999 at interest rates based on LIBOR and requires a facility fee on the total commitments. Of the total, $250 million had been drawn at December 31, 1994. This agreement is available for general corporate purposes, including the support of commercial paper. The company has other undrawn letters of credit for approximately $176 million. The majority are maintained for operational needs.

NOTE 15 - LEASE RENTAL OBLIGATIONS

     Future minimum rental payments for capitalized leased properties and for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:


                                               Operating   Capital
Millions of Dollars                              Leases    Leases
-------------------------------------------------------------------
1995                                                $ 70     $ 4
1996                                                  48       4
1997                                                  36       3
1998                                                  28       1
1999                                                  24       1
Balance                                               95       4
-------------------------------------------------------------------
      Total minimum lease payments                  $301     $17
Less imputed interest                                          5
-------------------------------------------------------------------
Present value of net minimum lease payments *                $12
-------------------------------------------------------------------

* The current portion of these obligations amounted to $3 million. There were no material contingent rentals applicable to capital leases.

     Net operating rental expense included in consolidated earnings is as follows:


Millions of Dollars                                         1994    1993    1992
----------------------------------------------------------------------------------
Fixed rentals                                              $ 118   $ 129   $ 139
Contingent rentals (based primarily on sales and usage)       32      37      44
Sublease rental income                                       (49)    (51)    (61)
----------------------------------------------------------------------------------
Net expense                                                $ 101   $ 115   $ 122
----------------------------------------------------------------------------------

NOTE 16 - FINANCIAL INSTRUMENTS

     Unocal does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY FORWARD AND SWAP CONTRACTS

     Unocal enters into various foreign currency forward and swap contracts to manage its exposure to adverse impacts of foreign currency fluctuations. Foreign currency gains or losses on the outstanding contracts essentially offset the foreign currency losses or gains of the debt obligations.

     During 1986, the company entered into two currency swap agreements to hedge foreign currency exchange exposure related to the interest and principal payments of the company's Swiss Franc bonds due in 1996 and Deutsche Mark bonds due in 1998. These instruments have the same maturity as the related underlying debt. The aggregate notional principal amounts of these agreements were $220 million at December 31, 1994. At year-end 1994, these currency swap agreements had an aggregate fair value of approximately $77 million in assets based on dealer quotes.

     In addition, the company had three currency swap agreements outstanding on borrowings of its Canadian subsidiary, with notional amounts totaling $310 million at year-end 1994. The currency swap agreements entered into by the subsidiary have the effect of changing the subsidiary's U.S. dollar denominated borrowings into its functional Canadian currency. The objective of these agreements is to limit the subsidiary's exposure to currency exchange gains and losses. At the same time, the parent company entered into three currency swap agreements to offset the subsidiary's currency swaps with the objective of maintaining the underlying debt in U.S. dollars for reporting in the consolidated financial statements. The maturities of the agreements range from 1995 to 1999, which correspond to the related debt obligations. The net fair value of the currency swap agreements at year-end 1994 was approximately zero.

     During 1994, the company entered into eight currency forward contracts to purchase 17 million Pounds Sterling for $25 million U.S. dollars. The objective is to hedge a series of known obligations denominated in Pound Sterling which will come due during the period from January 1995 to October 1996. The fair value of these currency forward contracts at December 31, 1994, was approximately $1.4 million in assets.

INTEREST RATE SWAPS

     Unocal enters into interest rate swap agreements to manage its floating-rate debt with the objective of minimizing the company's borrowing costs. Net payments or receipts under the agreements are recorded in interest expense on a current basis. The following interest rate swap agreements were entered into at the time the debt obligations were issued, and have the same maturity as the underlying debt. At year-end 1994, the interest rate swap agreements had an aggregate fair value of approximately $15 million in liabilities based on quoted market prices of comparable instruments.

     In 1986, the company entered into an interest rate swap agreement with a notional amount of $200 million. The agreement converts the interest rate on the floating-rate Eurodollar notes due 1996 to an effective interest rate of
9.77 percent. The company pays interest at the fixed rate of 9.28 percent and receives interest at a floating rate based on LIBOR. At year-end 1994, the floating interest rate was 5.56 percent.

     During 1994, the company entered into a $25 million, three-year interest rate swap agreement. Under this agreement, the company pays interest at a floating rate based on LIBOR and receives interest at a fixed rate of 6.7 percent. At year-end 1994, the floating interest rate was 6.0 percent.

     The counterparties to the company's financial instruments are major international financial institutions with high credit ratings. Even though the company may be exposed to losses in the event of non-performance by these counterparties, it does not anticipate losses due to non-performance by the counterparties. In the opinion of management, the off-balance-sheet risk associated with these instruments is minimal and immaterial.

OTHER

     The company uses commodity future contracts with maturities of one year or less to hedge the impact of fluctuations in prices of crude oil, natural gas and refined products. The resulting gains or losses are recorded as part of the transactions being hedged. At December 31, 1994, the company had outstanding contracts covering 419 thousand barrels of crude oil and 9 billion cubic feet of natural gas with notional amounts totaling $7 million for crude oil and $16 million for natural gas. At December 31, 1993, the company had outstanding contracts covering 988 thousand barrels of crude oil with notional amounts totaling $15 million. The fair values of the contracts, based on quoted market prices, were insignificant at year-end 1994 and 1993.

     The company had $148 million in cash and cash equivalents at year-end 1994, which approximates fair value because of the short maturity of these investments.

     The estimated fair value of the company's long-term debt was $3,541 million at year-end 1994. The fair value of debt instruments was based on the discounted amount of future cash outflows using the rates offered to the company for debt of the same remaining maturities.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited because there are a large number of customers in the company's customer base spread across many industries and geographic areas. As of December 31, 1994, the company had no significant concentrations of credit risk.

NOTE 17 - ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES

     At December 31, 1994, the company had accrued $457 million for the estimated future costs to abandon and remove wells and production facilities, primarily related to worldwide offshore operations. The total costs for abandonments are estimated to be $850 million to $990 million, of which the lower end of the range is used to calculate the amount to be amortized.

     At December 31, 1994, the company's reserves for environmental remediation obligations totaled $262 million, of which $97 million was included in other current liabilities. The reserve included estimated probable future costs of $43 million for federal Superfund and comparable state-managed multiparty disposal sites; $35 million for formerly-operated sites for which the company has remediation obligations; $88 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $74 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $22 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

NOTE 18 - CONTINGENT LIABILITIES

     The company has certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax and other matters, certain of which are discussed more specifically below. The company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which could have a material effect on the company's future results of operations and financial condition or liquidity.

ENVIRONMENTAL MATTERS

     The company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by the company or others and associated with past and present operations, including sites at which the company has been identified as a potentially responsible party (PRP) under the federal Superfund laws and comparable state laws. Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where the company is able to determine whether it is liable or, if liability is probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amount of the company's liabilities is indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper cleanup methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several and retroactive liabilities on PRPs, and the fact that the company is usually just one of a number of companies identified as a PRP.

     As disclosed in Note 17, at year-end 1994, the company had accrued $262 million for estimated future environmental assessment and remediation costs at various sites where liability for such costs is probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $120 million.

TAX MATTERS

     The company has received a Notice of Proposed Deficiency from the Internal Revenue Service (IRS) related to a 1985 takeover attempt and efforts undertaken to defeat it. The proposed deficiency, if sustained, would increase the company's 1985 taxable income by up to $607 million, of which $201 million would result in decreases in taxable income in subsequent years. The company believes it has substantial legal defenses to the proposed deficiency. In February 1995, the company filed a protest of the proposed deficiency with the Appeals section of the IRS. In the opinion of management, a successful outcome in these disputes is reasonably likely. Although considered unlikely, substantial adverse decisions could have a material effect on the company's financial condition or operating results in a given year or quarter when such matters are resolved.

OTHER MATTERS

     The company also has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Although these contingencies could result in expenses or judgments that could be material to the company's results of operations for a given reporting period, on the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on the company's consolidated financial condition or liquidity.

NOTE 19 - CAPITAL STOCK

COMMON STOCK


                                       1994      1993      1992
                                     -----------------------------
Authorized - 750,000,000 Shares           Thousands of Shares
------------------------------------------------------------------

Outstanding at beginning of year      241,324   240,671   234,605
Issuance of common stock                2,875       653     6,066
------------------------------------------------------------------
Outstanding at end of year            244,199   241,324   240,671
------------------------------------------------------------------
Par value per authorized share       $   1.00  $   1.00  $   1.00
------------------------------------------------------------------

     At December 31, 1994, there were reserved approximately 16.7 million shares for the conversion of preferred stock, 14.1 million shares for the company's employee benefit plans and Directors' Restricted Stock Plan and 2.1 million shares for the company's Dividend Reinvestment and Common Stock Purchase Plan.

PREFERRED STOCK

     The company has authorized 100,000,000 shares of preferred stock with a par value of $0.10 per share. In July 1992, the company issued 10,250,000 shares of $3.50 convertible preferred stock. The convertible preferred stock is redeemable on and after July 15, 1996, in whole or in part, at the option of the company, at a redemption price of $52.10 per share declining to $50 per share on and after July 15, 2002, together with accumulated but unpaid dividends. The convertible preferred stock has a liquidation value of $50 per share and is convertible at the option of the holder into common stock of the company at a conversion price of $30.75 per share, subject to adjustment in certain events. Dividends on the preferred stock at an annual rate of $3.50 per share are cumulative and are payable quarterly in arrears, when and as declared by Unocal's Board of Directors (the Board). Holders of the preferred stock have no voting rights. However, there are certain exceptions including the right to elect two additional directors if the equivalent of six quarterly dividends payable on the preferred stock are in default.

Stockholder Rights Plan

     In January 1990, the Board adopted a stockholder rights plan (Rights Plan) and declared a dividend of one preferred stock purchase right (Right) for each share of common stock outstanding. The Board also authorized the issuance of one Right for each common share issued after February 12, 1990, and prior to the earlier of the date on which the rights become exercisable, the redemption date, or the expiration date.

     The Board has designated 3,000,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock (Series A Preferred Stock) in connection with the Rights Plan. The Rights Plan provides that in the event any person, or group of affiliated persons, becomes, or commences a tender offer or exchange offer pursuant to which such person or group would become, the beneficial owner of 15 percent or more of the outstanding common shares, each Right (other than Rights held by the 15 percent stockholder) will be exercisable, on and after the close of business on the tenth business day following such event, unless the Rights are redeemed by the Board of Directors of the company, to purchase units of Series A Preferred Stock (each consisting of one one-hundredth of a share) having a market value equal to two times the then-current exercise price (initially $75). The Rights Plan further provides that if, on or after the occurrence of such event, the company is merged into any other corporation or 50 percent or more of the company's assets or earning power are sold, each Right (other than Rights held by the 15 percent stockholder) will be exercised to purchase shares of the acquiring corporation having a market value equal to two times the exercise price.

     The Rights expire on January 29, 2000, unless previously redeemed by the Board. The Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings of the company. As of December 31, 1994, none of the Series A Preferred Stock had been issued nor had the Rights become exercisable.

NOTE 20 - STOCK OPTION PLANS

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

     The following is a summary of stock option transactions for 1992, 1993 and 1994:

                                                                 Weighted Average
1985 Plan                               Shares Under Option      Price per Share
---------------------------------------------------------------------------------

Outstanding, January 1, 1992                  2,681,556              $23.19
  Exercised                                    (182,946)              14.22
  Canceled                                     (268,319)              21.51
---------------------------------------------------------------------------------

Outstanding, December 31, 1992                2,230,291               24.12
  Exercised                                    (266,693)              19.20
  Canceled                                     (119,428)              24.41
---------------------------------------------------------------------------------

Outstanding, December 31, 1993                1,844,170               24.82
  Exercised                                     (95,505)              20.10
  Canceled                                      (33,735)              30.07
---------------------------------------------------------------------------------
Outstanding, December 31, 1994                1,714,930               24.98
Exercisable, December 31, 1994                1,714,930               24.98
---------------------------------------------------------------------------------


                                                             Weighted Average
1991 Plan                               Shares Under Option   Price per Share
------------------------------------------------------------------------------

Outstanding, January 1, 1992                          -                 -
  Granted                                     1,166,605            $20.94
  Exercised                                      (2,368)            20.94
  Canceled                                     (165,674)            20.94
------------------------------------------------------------------------------

Outstanding, December 31, 1992                  998,563             20.94
  Granted                                       762,528             29.69
  Exercised                                     (80,099)            20.94
  Canceled                                      (44,723)            21.68
------------------------------------------------------------------------------

Outstanding, December 31, 1993                1,636,269             25.00
  Granted                                       819,628             26.38
  Exercised                                     (28,384)            20.94
  Canceled                                      (98,226)            26.02
------------------------------------------------------------------------------
Outstanding, December 31, 1994                2,329,287             25.49
Exercisable, December 31, 1994                1,213,601             24.59

     Under the Long-Term Incentive Plan of 1991, there were 6,434,825 shares available at year-end 1994 for stock option awards as well as other awards. No additional shares will be granted under the 1985 Plan.

NOTE 21 - SUMMARIZED FINANCIAL DATA OF UNION OIL

     Unocal Corporation is the parent of Union Oil Company of California, a fully integrated energy resources company. Virtually all operations are conducted by Union Oil and its subsidiaries. Summarized financial information for Union Oil and its consolidated subsidiaries is presented below:

                                                                For Years Ended
                                                           --------------------------
Millions of Dollars                                         1994     1993     1992
-------------------------------------------------------------------------------------
Total revenues                                             $7,965   $8,344   $10,061
Total costs and other deductions, including income taxes    7,840    8,000     9,864
Earnings before cumulative effect of accounting changes       125      344       197
Cumulative effect of accounting changes                      (277)    (130)       24
Net earnings (loss)                                          (152)     214       221
-------------------------------------------------------------------------------------

                                                            At December 31
                                                            ---------------
Millions of Dollars                                          1994    1993
---------------------------------------------------------------------------
Current assets                                              $1,528  $1,578
Noncurrent assets                                            7,822   8,141
Current liabilities                                          1,275   1,221
Noncurrent liabilities                                       5,264   5,381
Shareholder's equity                                         2,811   3,117
---------------------------------------------------------------------------

NOTE 22 - INVESTMENTS IN AFFILIATES

     Investments in affiliated companies accounted for by the equity method were $391 million, $389 million and $387 million at December 31, 1994, 1993 and 1992, respectively. Dividends or cash distributions received from these affiliates were $88 million, $80 million and $74 million for the same years, respectively. These affiliated companies are primarily engaged in pipeline ventures, refining and marketing operations, and the manufacture of needle coke.

     The excess of the company's investments in Colonial Pipeline Company and West Texas Gulf Pipeline Company over its share in the related underlying equity in net assets is being amortized on a straight-line basis over a period of 40 years. The remaining unamortized balance at December 31, 1994 was $110 million.

     The company has a 50% interest in The UNO-VEN Company (UNO-VEN), a refining and marketing joint venture in the midwestern United States. The company's share of the underlying equity in the net assets of UNO-VEN over the carrying value of its investment is being amortized on a straight-line basis over a period of 25 years. The remaining unamortized balance at December 31, 1994 was $60 million.

     Summarized financial information for these equity investees is shown below.

                                      1994             1993            1992
                               --------------------------------------------------
                                       Unocal's          Unocal's         Unocal's
 Millions of Dollars           Total      Share    Total    Share    Total   Share
 ---------------------------------------------------------------------------------
 Revenues                      $2,144     $ 829  $2,257      $857  $2,421   $929
 Costs and other deductions     1,809       743   1,903       773   2,125    863
 Net earnings                     335        86     354        84     296     66
 ---------------------------------------------------------------------------------
 Current assets                $  440     $ 178  $  452      $178  $  480   $183
 Noncurrent assets              2,121       597   2,081       564   2,124    556
 Current liabilities              383       152     317       111     337    107
 Noncurrent liabilities         1,038       291   1,068       301   1,066    301
 Net equity                     1,140       332   1,148       330   1,201    331
 ---------------------------------------------------------------------------------

NOTE 23 - SEGMENT AND GEOGRAPHIC DATA

     The company is engaged principally in petroleum, chemical and geothermal operations. Petroleum involves the exploration for, and the production, transportation and sale of, crude oil and natural gas; and the manufacture, purchase, transportation and marketing of petroleum products. Chemicals involves the manufacture, transportation and marketing of chemicals for agricultural and industrial uses. Geothermal involves the exploration for, and the production and sale of, geothermal resources. Other business activities currently include the production and marketing of specialty minerals, and real estate development and sales.

     Financial data by business segments and geographic areas of operation are shown on the following two pages. Intersegment revenue eliminations in business segment data are mainly transfers from exploration and production operations to refining, marketing and transportation operations, and in geographic areas of operations essentially represent transfers from foreign countries to the United States. Intersegment sales prices approximate market prices.

BUSINESS SEGMENT DATA


Millions of Dollars                                                       1994         1993         1992         1991       1990
----------------------------------------------------------------------------------------------------------------------------------
 Revenues:(d)
  Petroleum
    Exploration and Production                                           $ 2,641      $ 2,739      $ 2,865      $ 2,954    $ 3,256
    Refining, Marketing and Transportation                                 5,766        6,118        7,650        7,972      8,704
  Chemicals                                                                  484          460          732        1,213      1,236
  Geothermal                                                                 139          186          203          203        210
  Corporate and Other                                                        198          135          120          177        234
  Intersegment Eliminations                                               (1,263)      (1,294)      (1,509)      (1,624)    (1,832)
-----------------------------------------------------------------------------------------------------------------------------------
        Total                                                             $7,965      $ 8,344      $10,061      $10,895    $11,808

Earnings:
  Petroleum
    Exploration and Production (e)                                        $  719       $  782      $   730      $   757     $   980
    Refining, Marketing and Transportation (a)(f)                            144          256          139           93         128
  Chemicals (g)                                                               81           65           37           71          68
  Geothermal(h)                                                               58           83           65           65          49
  Corporate and Other (c)(i)                                                (708)        (575)        (622)        (774)       (740)
------------------------------------------------------------------------------------------------------------------------------------
  Pretax earnings before cumulative effect of
    accounting changes                                                       294          611          349          212         485
Income taxes                                                                (170)        (268)        (153)        (139)        (84)

Cumulative effect of accounting changes                                     (277)        (130)          24            -           -
------------------------------------------------------------------------------------------------------------------------------------
          Net earnings (loss)                                             $ (153)      $  213      $   220      $    73     $   401

Assets - December 31:
  Petroleum
    Exploration and Production (j)                                       $ 4,413       $4,954      $ 4,894      $ 5,205     $ 5,221
    Refining, Marketing and Transportation (b)                             2,935        2,657        2,803        2,624       2,471
  Chemicals                                                                  372          387          458          662         671
  Geothermal                                                                 456          436          652          670         687
  Corporate and Other                                                      1,161        1,272        1,085        1,184       1,107
------------------------------------------------------------------------------------------------------------------------------------
        Total                                                             $9,337       $9,706      $ 9,892      $10,345     $10,157

(a)  Includes equity in earnings of affiliates of                         $   72       $   69      $    76      $    52     $    78
(b)  Includes equity in affiliates of                                     $  299       $  287      $   283      $   261     $   256
(c)  Includes net interest expense of                                     $  255       $  279      $   356      $   357     $   355

(d) The recent decline generally reflects the effects of asset sales which began in 1992.
(e) 1990 includes a gain of $128 million on the sale of the company's Norwegian oil and gas subsidiary.
(f) The 1991 write-down of the Los Angeles Refinery for $73 million is included in Corporate and Other.
(g) The 1991 write-down of the West Sacramento fertilizer manufacturing plant for $25 million is included in Corporate and Other.
(h) 1993 includes a gain of $40 million from the sale of the company's Imperial Valley geothermal operations and other exploration assets.
(i) 1994 includes a $161 million provision for environmental remediation costs and 1990 includes a $127 million writedown of molybdenum assets.
(j) The decline in 1994 is primarily due to the write-down of impaired producing oil and gas properties as discussed in Note 2.

Millions of Dollars                                1994     1993    1992    1991     1990
------------------------------------------------------------------------------------------
Capital expenditures:
  Petroleum
    Exploration and Production (a)               $  796    $  892   $ 639   $  857   $  994
    Refining, Marketing and Transportation          372       236     201      479      146
  Chemicals                                          12        11      64       86       84
  Geothermal                                         35        53      37       24       46
  Corporate and Other                                57        57      18       24       46
-------------------------------------------------------------------------------------------
          Total                                  $1,272    $1,249   $ 959   $1,470   $1,316

Depreciation, depletion and amortization:
  Petroleum
    Exploration and Production                   $  696    $  727   $ 729   $  677   $  674
    Refining, Marketing and Transportation          142       120     111      100       93
  Chemicals                                          23        21      24       37       43
  Geothermal                                         28        52      58       59       59
  Corporate and Other (b)                            58        43      42      132      155
--------------------------------------------------------------------------------------------
          Total                                  $  947    $  963   $ 964   $1,005   $1,024
--------------------------------------------------------------------------------------------


GEOGRAPHIC AREAS OF OPERATIONS


Millions of Dollars                           1994      1993      1992      1991      1990
-------------------------------------------------------------------------------------------

Revenues:
  United States                              $6,533    $7,071   $ 8,578   $ 9,522   $10,515
  Foreign                                     1,342     1,241     1,457     1,449     1,607
  Corporate                                      90        55        40        25        54
  Intersegment Eliminations                       -       (23)      (14)     (101)     (368)
--------------------------------------------------------------------------------------------
    Total                                    $7,965    $8,344   $10,061   $10,895   $11,808

Earnings:
  United States                              $  522    $  737   $   512   $   456   $   682
  Foreign                                       470       432       434       475       520
  Corporate                                    (698)     (558)     (597)     (719)     (717)
--------------------------------------------------------------------------------------------
  Pretax earnings before cumulative
    effect of accounting changes                294       611       349       212       485
Income taxes                                   (170)     (268)     (153)     (139)      (84)
Cumulative effect of accounting changes        (277)     (130)       24         -         -
--------------------------------------------------------------------------------------------
      Net earnings (loss)                    $ (153)   $  213   $   220   $    73   $   401

Assets - December 31:
  United States                              $6,777    $7,036   $ 7,324   $ 7,694   $ 7,785
  Foreign                                     1,723     1,700     1,715     1,736     1,575
  Corporate                                     837       970       853       915       797
--------------------------------------------------------------------------------------------
    Total                                    $9,337    $9,706   $ 9,892   $10,345   $10,157

(a) 1990 excludes the acquisition of Prairie Producing Company valued at approximately $340 million.
(b) Includes asset write-downs as described in the footnotes (f), (g), and (i) on the previous page.

OIL AND GAS FINANCIAL DATA

Results of Operations

     Results of operations of oil and gas exploration and production activities are shown below. Sales revenues are net of royalty and net profits interests. Other revenues primarily include gains or losses on sales of oil and gas properties and miscellaneous rental income.

     Production costs include lifting costs and taxes other than income. Exploration expenses consist of geological and geophysical costs, leasehold rentals and dry hole costs. Other operating expenses primarily include administrative and general expense. Income tax expense is based on the tax effects arising from the operations. Results of operations do not include general corporate overhead and interest costs.


                                                United   Far     Other
Millions of Dollars                             States   East   Foreign   Total
--------------------------------------------------------------------------------
Year 1994
  Sales
    To public                                   $  639   $495     $198   $1,332
    Intercompany                                   749    263       14    1,026
  Other revenues                                     4      -       42       46
--------------------------------------------------------------------------------
      Total                                      1,392    758      254    2,404
  Production costs                                 420    108       76      604
  Exploration expenses                              69     67       56      192
  Depreciation, depletion and amortization         462    165       69      696
  Other operating expenses                         142     39       12      193
--------------------------------------------------------------------------------
        Net                                        299    379       41      719
        Income tax expense                         113    194       18      325
--------------------------------------------------------------------------------
          Results of operations                 $  186   $185     $ 23   $  394
Year 1993
  Sales
    To public                                   $  624   $517     $187   $1,328
    Intercompany                                   839    198       12    1,049
  Other revenues                                    54      -       45       99
--------------------------------------------------------------------------------
      Total                                      1,517    715      244    2,476
  Production costs                                 448    108       78      634
  Exploration expenses                              75     28       63      166
  Depreciation, depletion and amortization         488    174       65      727
  Other operating expenses                         117     42        8      167
--------------------------------------------------------------------------------
        Net                                        389    363       30      782
        Income tax expense                         153    168       14      335
--------------------------------------------------------------------------------
          Results of operations                 $  236   $195     $ 16   $  447
Year 1992
  Sales
    To public                                   $  549   $502     $227   $1,278
    Intercompany                                   943    231       16    1,190
  Other revenues                                    26      2       48       76
--------------------------------------------------------------------------------
      Total                                      1,518    735      291    2,544
  Production costs                                 446    121       88      655
  Exploration expenses                              84     45      110      239
  Depreciation, depletion and amortization         524    124       81      729
  Other operating expenses                         117     41       33      191
--------------------------------------------------------------------------------
        Net                                        347    404      (21)     730
        Income tax expense                         128    184      (44)     268
--------------------------------------------------------------------------------
          Results of operations                 $  219   $220     $ 23   $  462

Costs Incurred

    Costs incurred in oil and gas property acquisition, exploration and development activities, either capitalized or charged to expense, are shown below. Data for the company's capitalized costs related to petroleum production and exploration activities are presented in Note 11.


                            United   Far    Other
Millions of Dollars         States  East   Foreign  Total
---------------------------------------------------------
1994
  Property acquisition
    Proved                  $  5    $ -    $  -    $  5
    Unproved                   4      -       7      11
  Exploration                115     94      58     267
  Development                398    189      62     649
---------------------------------------------------------
1993
  Property acquisition
    Proved                  $ 32    $ -    $  2    $ 34
    Unproved                   8      -      14      22
  Exploration                121     40      61     222
  Development                469    203      94     766
---------------------------------------------------------
1992
  Property acquisition
    Proved                  $ 14    $ -    $  4    $ 18
    Unproved                   4      8       3      15
  Exploration                 79     58     102     239
  Development                330    161      40     531
---------------------------------------------------------

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

--------------------------------------------------------------------------
1994
Average sales price:
  Crude oil and condensate - per barrel    $13.06  $14.55  $14.36  $13.63
  Natural gas - per MCF                      1.78    2.01    1.76    1.86
  Natural gas liquids - per barrel          11.38    8.32    8.31   10.60
Average production costs per barrel          3.35    1.44    4.66    2.79
--------------------------------------------------------------------------
1993
Average sales price:
  Crude oil and condensate - per barrel    $13.68  $15.50  $14.88  $14.21
  Natural gas - per MCF                      1.97    2.11    1.79    2.01
  Natural gas liquids - per barrel          13.65    8.06    9.51   12.51
Average production costs per barrel          3.77    1.64    5.39    3.18
--------------------------------------------------------------------------
1992
Average sales price:
  Crude oil and condensate - per barrel    $15.34  $17.48  $17.11  $15.99
  Natural gas - per MCF                      1.74    2.24    1.54    1.91
  Natural gas liquids - per barrel          11.77    9.29    8.46   11.26
Average production costs per barrel          3.74    1.84    5.28    3.25
--------------------------------------------------------------------------

Oil and Gas Reserve Data (Unaudited)

     Estimates of physical quantities of oil and gas reserves, determined by company engineers, for the years 1994, 1993 and 1992 are shown below. As defined by the Securities and Exchange Commission, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Proved reserve quantities exclude royalties owned by others, however, foreign reserves held under certain production sharing agreements, principally Indonesia, are reported on a gross basis. The gross basis includes the company's net working interest and host country's interest. Unocal's estimated net worldwide reserves, excluding the host country's share under these production sharing agreements, would have been 628 million barrels of crude oil and 6,525 billion cubic feet of natural gas at December 31, 1994.

     Natural gas reserves are reported on a wet-gas basis, which include natural gas liquids reserves. For informational purposes, natural gas liquids reserves in the U.S. were 91, 95 and 97 million barrels at December 31, 1994, 1993 and 1992, respectively. They are derived from the natural gas reserves by applying a national average shrinkage factor obtained from the Department of Energy published statistics. Foreign natural gas liquids reserves were insignificant for the above periods.


Estimated Proved Reserves of Crude Oil and Condensate       United       Far    Other
Millions of Barrels                                         States      East   Foreign   Total
----------------------------------------------------------------------------------------------
Developed and Undeveloped as of January 1, 1992                529      187        83     799
  Revisions of estimates                                         6        1         6      13
  Improved recovery                                              3        -         -       3
  Discoveries and extensions                                    11       26        30      67
  Purchases                                                     16        -         -      16
  Sales                                                        (12)(a)    -        (8)    (20)
  Production                                                   (47)(b)  (25)      (12)    (84)
----------------------------------------------------------------------------------------------
As of December 31, 1992                                        506      189        99     794
  Revisions of estimates                                        (6)       -         2      (4)
  Improved recovery                                              6        -         -       6
  Discoveries and extensions                                    27        5        25      57
  Purchases                                                      4        -         -       4
  Sales                                                         (6)       -        (3)     (9)
  Production                                                   (48)(c)  (25)      (11)    (84)
----------------------------------------------------------------------------------------------
As of December 31, 1993                                        483      169       112     764
  Revisions of estimates                                        (7)       6         3       2
  Improved recovery                                              2        -         -       2
  Discoveries and extensions                                     9       28         7      44
  Sales                                                        (18)       -        (2)    (20)
  Production                                                   (50)     (32)      (13)    (95)
----------------------------------------------------------------------------------------------
As of December 31, 1994                                        419      171       107     697
----------------------------------------------------------------------------------------------

Proved Developed Reserves
  December 31, 1991                                            397      103        66     566
  December 31, 1992                                            388      107        57     552
  December 31, 1993                                            360       98        78     536
  December 31, 1994                                            318      103        69     490

(a) Includes the sale of 7 million barrels of future production under forward contracts.
(b) Excludes 8 million barrels produced in 1992 but sold under forward contracts in 1991.
(c) Excludes 7 million barrels produced in 1993 but sold under forward contracts in 1992.


Estimated Proved Reserves of Natural Gas                 United     Far     Other
 Billions of Cubic Feet                                  States     East   Foreign  Total
-----------------------------------------------------------------------------------------
Developed and Undeveloped as of January 1, 1992           4,043   2,398       417   6,858
  Revisions of estimates                                     30     (70)        4     (36)
  Discoveries and extensions                                175     492         7     674
  Purchases                                                  50       -         2      52
  Sales                                                    (108)      -       (92)   (200)
  Production                                               (359)   (224)      (28)   (611)
-----------------------------------------------------------------------------------------
As of December 31, 1992                                   3,831   2,596       310   6,737
  Revisions of estimates                                    (94)     49       (20)    (65)
  Discoveries and extensions                                348     261        19     628
  Purchases                                                  26       -        23      49
  Sales                                                     (19)      -       (75)    (94)
  Production                                               (365)   (237)      (21)   (623)
-----------------------------------------------------------------------------------------
As of December 31, 1993                                   3,727   2,669       236   6,632
  Revisions of estimates                                      3      (2)      (16)    (15)
  Discoveries and extensions                                282     624        88     994
  Purchases                                                 117(a)    -         -     117
  Sales                                                    (128)(b)   -        (3)   (131)
  Production                                               (421)   (243)      (22)   (686)
-----------------------------------------------------------------------------------------
As of December 31, 1994                                   3,580   3,048       283   6,911
-----------------------------------------------------------------------------------------

Proved Developed Reserves
  December 31, 1991                                       2,589   1,664       279   4,532
  December 31, 1992                                       2,460   1,587       225   4,272
  December 31, 1993                                       2,520   1,601       147   4,268
  December 31, 1994                                       2,437   1,768       127   4,332

(a)  Includes 115 billion cubic feet due to property exchanges.
(b)  Includes 105 billion cubic feet due to property exchanges.

Present Value of Future Net Cash Flow (Unaudited)

     The present value of future net cash flows from proved oil and gas reserves for the years 1994, 1993 and 1992 are presented below. Revenues are based on estimated production of proved reserves from existing and planned facilities and on average prices of oil and gas at year-end. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year-end statutory tax rates to pretax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

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

                                                                           United     Far    Other
Millions of Dollars                                                        States    East   Foreign   Total
-------------------------------------------------------------------------------------------------------------
1994
Revenues (a)                                                               $11,291  $6,610   $1,798  $19,699
Production costs                                                             4,829   1,321      890    7,040
Development costs (b)                                                        1,835   1,122      217    3,174
Income tax expense                                                           1,189   1,729      290    3,208
-------------------------------------------------------------------------------------------------------------
Future net cash flow                                                         3,438   2,438      401    6,277
10% annual discount                                                          1,141     858      128    2,127
-------------------------------------------------------------------------------------------------------------
Present value of future net cash flow                                      $ 2,297  $1,580   $  273  $ 4,150
-------------------------------------------------------------------------------------------------------------
1993
Revenues (a)                                                               $12,260  $6,049   $1,467  $19,776
Production costs                                                             5,114   1,192      640    6,946
Development costs (b)                                                        1,980   1,006      201    3,187
Income tax expense                                                           1,172   1,788      263    3,223
-------------------------------------------------------------------------------------------------------------
Future net cash flow                                                         3,994   2,063      363    6,420
10% annual discount                                                          1,333     546      124    2,003
-------------------------------------------------------------------------------------------------------------
Present value of future net cash flow                                      $ 2,661  $1,517   $  239  $ 4,417
-------------------------------------------------------------------------------------------------------------
1992
Revenues (a)                                                               $16,222  $6,907   $1,999  $25,128
Production costs                                                             5,841   1,419      891    8,151
Development costs (b)                                                        2,303   1,227      275    3,805
Income tax expense                                                           2,295   2,011      385    4,691
-------------------------------------------------------------------------------------------------------------
Future net cash flow                                                         5,783   2,250      448    8,481
10% annual discount                                                          2,176     688      192    3,056
-------------------------------------------------------------------------------------------------------------
Present value of future net cash flow                                      $ 3,607  $1,562   $  256  $ 5,425
-------------------------------------------------------------------------------------------------------------

(a) Average prices at year end used in this calculation are as follows:

Crude oil per barrel
   1994                   $13.26  $16.84  $14.81
   1993                    10.08   14.96   11.78
   1992                    14.70   18.97   16.44
Natural gas per mcf
   1994                   $ 1.62  $ 1.88  $ 1.28
   1993                     2.05    1.99    1.62
   1992                     2.35    1.87    1.48

(b) Includes dismantlement and abandonment costs.


Millions of Dollars                                                    1994       1993        1992
-------------------------------------------------------------------------------------------------------

Present value at beginning of year                                   $ 4,417   $ 5,425       $5,428
Discoveries and extensions, net of estimated future costs                602       626          807
Net purchases and sales of proved reserves (a)                           (22)      (52)        (119)
Revisions to prior estimates:
    Prices net of estimated changes in production costs                   83    (2,026)         170
    Future development costs                                            (164)       92         (262)
    Quantity estimates                                                   (88)     (403)        (230)
    Production schedules and other                                        39        91          262
Accretion of discount                                                    543       741          688
Development costs related to beginning of year reserves                  646       764          531
Sales of oil and gas, net of production costs of $604 million
    in 1994, $634 million in 1993 and $655 million in 1992            (1,754)   (1,653)(b)   (1,709)(c)
Net change in income taxes                                              (152)      812         (141)
-------------------------------------------------------------------------------------------------------
Present value at end of year                                         $ 4,150   $ 4,417       $5,425
-------------------------------------------------------------------------------------------------------

(a) Purchases of reserves were valued at $26 million, $39 million and $56 million in 1994, 1993 and 1992, respectively. Sales of reserves, including the sale of future production, were valued at $48 million, $91 million and $175 million for the same years, respectively.

(b) Excludes the 1992 sale of future production for which income was recognized in 1993 but cash was received in 1992.

(c) Excludes the 1991 sale of future production for which income was recognized in 1992 but cash was received in 1991.

QUARTERLY FINANCIAL DATA (Unaudited)

                                                                               1994 Quarters
                                                                ------------------------------------------
Dollars in millions except per share amounts                       1st        2nd        3rd         4th
----------------------------------------------------------------------------------------------------------
Total revenues (a)                                                $1,916     $2,045     $2,020     $1,984
Total costs and other deductions, including income taxes (b)       1,862      1,995      1,960      2,052
----------------------------------------------------------------------------------------------------------
Net earnings (loss) as reported                                       54         50         60        (68)
Net adjustment for D, D & A due to accounting change                   9          9         10          -
----------------------------------------------------------------------------------------------------------
Restated net earnings (loss) before cumulative effect
 of accounting change                                                 63         59         70        (68)
Cumulative effect of accounting change                              (277)         -          -          -
----------------------------------------------------------------------------------------------------------
Restated net earnings (loss)                                      $ (214)    $   59     $   70     $  (68)
----------------------------------------------------------------------------------------------------------
Restated earnings (loss) per common share:
  Before cumulative effect of accounting change                   $  .22     $  .21     $  .25     $ (.32)
  Cumulative effect of accounting change                           (1.14)         -          -          -
----------------------------------------------------------------------------------------------------------
  Net earnings (loss) per common share                            $ (.92)    $  .21     $  .25     $ (.32)
----------------------------------------------------------------------------------------------------------
Gross margin (c)                                                  $  145     $  201     $  217     $   30
----------------------------------------------------------------------------------------------------------


(a) Includes sales and operating revenues of                      $1,829     $2,023     $1,989     $1,955
(b) Includes special items of                                     $   58     $   13     $   17     $  229


(c) Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expense, consumer excise taxes and other operating taxes.

     Net earnings for the fourth quarter of 1994 included charges of $94 million ($152 million pretax) for environmental remediation costs, $22 million ($35 million pretax) for litigation expenses, $22 million ($35 million pretax) for asset write-downs and $15 million ($25 million pretax) for restructuring costs. Fourth quarter charges for environmental remediation and litigation are principally due to changes in estimates. Included in the $94 million for environmental remediation costs was $16 million ($26 million pretax) which relates to incremental obligations incurred over a number of prior periods but which would not have been material to any such period.

                                                                                1993 Quarters
                                                                 -------------------------------------------
Dollars in millions except per share amounts                        1st         2nd        3rd        4th
------------------------------------------------------------------------------------------------------------
Total revenues (a)                                                 2,318      $2,098      $1,963     $1,965
Total costs and other deductions, including income taxes (b)       2,177       2,010       1,893      1,921
------------------------------------------------------------------------------------------------------------
Net earnings before accounting changes                               141          88          70         44
Cumulative effect of accounting changes                             (130)          -           -          -
------------------------------------------------------------------------------------------------------------
Net earnings as reported                                              11          88          70         44
Pro forma effect of the 1994 accounting change                         8           8           7          8
------------------------------------------------------------------------------------------------------------
Pro forma net earnings                                                19      $   96      $   77     $   52
------------------------------------------------------------------------------------------------------------
 Pro forma earnings per common share:
  Before cumulative effect of accounting changes                  $  .58      $  .36      $  .28     $  .18
  Cumulative effect of accounting changes                           (.54)          -           -          -
------------------------------------------------------------------------------------------------------------
  Net earnings per common share                                      .04      $  .36      $  .28     $  .18
------------------------------------------------------------------------------------------------------------
Gross margin (c)                                                     247      $  215      $  186     $  124
------------------------------------------------------------------------------------------------------------


(a) Includes sales and operating revenues of                      $2,204      $2,041      $1,907     $1,925
(b) Includes special items of                                     $    5      $   17      $   24     $   35

(c) Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expense, consumer excise taxes and other operating taxes.

SELECTED FINANCIAL DATA


Dollars in millions except per share amounts                   1994       1993       1992       1991       1990
-------------------------------------------------------------------------------------------------------------------
Sales and Earnings Data
Sales revenues
   Petroleum products                                         $  2,457   $  2,895   $  3,710   $  3,759   $  4,461
   Crude oil and condensate                                      2,314      2,264      2,754      3,027      3,282
   Chemicals                                                       462        431        702      1,168      1,204
   Natural gas                                                   1,109      1,104      1,033        954        939
   Geothermal                                                      135        145        197        204        210
   Natural gas liquids                                              96        101        116        117        103
   Minerals                                                         79         62         80         92         93
   Other                                                            30         36         47         55         78
   Consumer excise taxes                                           893        816        992      1,050        863
-------------------------------------------------------------------------------------------------------------------
      Total                                                      7,575      7,854      9,631     10,426     11,233
Operating revenues                                                 222        223        256        309        275
Other revenues                                                     168        267        174        160        300
-------------------------------------------------------------------------------------------------------------------
         Total revenues                                          7,965      8,344     10,061     10,895     11,808
Earnings before cumulative effect of accounting changes            124        343        196         73        401
   Per common share                                                .36       1.27        .75        .31       1.71
Net earnings (loss) (a)                                           (153)       213        220         73        401
   Per common share                                               (.78)       .73        .85        .31       1.71
-------------------------------------------------------------------------------------------------------------------

Share Data
Cash dividends declared on preferred stock                    $     36   $     36   $     17   $      -   $      -
   Per share                                                      3.50       3.50       1.62          -          -
Cash dividends declared on common stock                            194        181        167        164        164
   Per share                                                       .80        .75        .70        .70        .70
Number of common stockholders of record at year end             37,622     41,682     44,870     43,591     44,466
Weighted average common shares-thousands                       242,640    241,114    238,278    234,594    234,132
-------------------------------------------------------------------------------------------------------------------

Balance Sheet Data
Current assets                                                $  1,528   $  1,578   $  1,660   $  1,978   $  2,071
Current liabilities                                              1,257      1,196      1,436      1,524      1,846
Working capital                                                    271        382        224        454        225
Ratio of current assets to current liabilities                   1.2:1      1.3:1      1.2:1      1.3:1      1.1:1
Total assets (b)                                                 9,337      9,706      9,892     10,345     10,157
Long-term debt                                                   3,452      3,455      3,530      4,543      4,025
Capital lease obligations                                            9         13         16         20         22
Total stockholders' equity                                       2,815      3,129      3,131      2,464      2,550
   Per common share                                               9.54      10.90      10.93      10.50      10.87
   Return on average stockholders' equity                       (5.1)%       6.8%       7.9%       2.9%      16.5%
-------------------------------------------------------------------------------------------------------------------

General Data
Salaries, wages and employee benefits (c)                     $    811   $    744   $    817   $    843   $    773
Number of regular employees at year end                         13,127     13,613     14,687     17,248     17,518
-------------------------------------------------------------------------------------------------------------------

(a) Net earnings (loss) include the cumulative effect of accounting changes which consisted of a charge of $277 million ($1.14 per common share) in 1994, a charge of $130 million ($.54 per common share) in 1993 and a gain of $24 million ($.10 per common share) in 1992.

(b) Total assets prior to 1994 have been restated to classify the accumulated reserve for future abandonment costs to a liability account rather than as a reduction of the properties.

(c) Employee benefits are net of pension income recognized in accordance with current accounting standards for pension costs. For years 1994 and 1993, such benefits also include the accrued postretirement medical benefits cost.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

                             ---------------------

                                   PART III

     The information required by Items 10 through 12 (except for information regarding the company's executive officers) is incorporated by reference from Unocal's Proxy Statement for its 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement") (File No. 1-8483), as indicated below. The Proxy Statement will be filed with the Securities and Exchange Commission on or about April 11, 1995.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See the information regarding Unocal's directors and nominees for election as directors to appear under the caption "Item 1. Election of Directors" in the 1995 Proxy Statement. See also the list of Unocal's executive officers and related information under the caption "Executive Officers of the Registrant" in
Part I of this report on page 18.

ITEM 11 - EXECUTIVE COMPENSATION

     See the information regarding executive compensation to appear under the captions "Summary Compensation Table", "Option Grants in 1994", "Aggregated Option/SAR Exercises in 1994 and December 31, 1994 Option Values", "Long-Term Incentive Plans -- Awards in 1994", "Pension Plan Benefits" and "Employment and Change of Control Agreements" and the information regarding directors' compensation to appear under the caption "Directors' Compensation" in the 1995 Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information regarding security ownership to appear under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the 1995 Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Not required.

                             ---------------------

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

          (1) Financial Statements: See the Index to Consolidated Financial Statements and Financial Statement Schedules under Item 8 on page 29 of this report.

          (2) Financial Statement Schedules: See the Index to Consolidated Financial Statements and Financial Statement Schedules under
              Item 8 on page 29 of this report.

          (3) Exhibits: The Exhibit Index on pages 69 and 70 of this report lists the exhibits that are filed as part of this report.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

     (b) Reports filed on Form 8-K:

         During the fourth quarter of 1994:

         (1) Current Report on Form 8-K dated and filed October 31, 1994, for the purpose of reporting, under item 5, third quarter and year-to-date earnings.

         (2) Current Report on Form 8-K dated and filed November 2, 1994, for the purpose of reporting, under item 5, a reduction in corporate staff.

         (3) Current Report on Form 8-K dated and filed December 5, 1994, for the purpose of reporting, under item 5, a change in accounting policy and various anticipated charges to the fourth quarter earnings.

         During the first quarter of 1995 to the date hereof:

         (1) Current Report on Form 8-K dated and filed January 30, 1995, for the purpose of reporting, under item 5, the company's fourth quarter and full-year 1994 earnings.

         (2) Current Report on Form 8-K dated and filed January 31, 1995, for the purpose of reporting, under item 5, the granting to the company of a patent for certain reformulated gasolines.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNOCAL CORPORATION
                                                (Registrant)


Date:  March 27, 1995                        By /s/ NEAL E. SCHMALE
                                                -----------------------
                                                     Neal E. Schmale
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1995.


        Signature                                         Title
--------------------------                   ---------------------------------


/s/ RICHARD J. STEGEMEIER                    Chairman of the Board
-------------------------
Richard J. Stegemeier


/s/ ROGER C. BEACH                           Director, and Chief Executive
-------------------------                    Officer
Roger C. Beach


/s/ JOHN F. IMLE, JR.                        Director, and President
-------------------------
John F. Imle, Jr.


/s/ NEAL E. SCHMALE                          Director, and Chief Financial
-------------------------                    Officer
Neal E. Schmale


/s/ CHARLES S. McDOWELL                      Vice President and Comptroller
-------------------------                    (Principal Accounting Officer)
Charles S. McDowell

        Signature                                         Title
--------------------------                   ---------------------------------

/s/ JOHN W. AMERMAN                          Director
--------------------------
John W. Amerman


/s/ MacDONALD G. BECKET                      Director
--------------------------
MacDonald G. Becket


/s/ CLAUDE S. BRINEGAR                       Vice Chairman of the Board
--------------------------
Claude S. Brinegar


/s/ MALCOLM R. CURRIE                        Director
--------------------------
Malcolm R. Currie


/s/ FRANK C. HERRINGER                       Director
--------------------------
Frank C. Herringer


/s/ DONALD P. JACOBS                         Director
--------------------------
Donald P. Jacobs


/s/ CHARLES R. WEAVER                        Director
--------------------------
Charles R. Weaver


/s/ MARINA v.N. WHITMAN                      Director
--------------------------
Marina v.N. Whitman

               UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of Dollars)

                                                             Additions
                                                     ------------------------
                                                      Charged or   Charged or
                                        Balance at    (credited)   (credited)  Deductions    Balance
                                        beginning     to costs &    to other      from        at end
             Description                of period      expenses     accounts   reserves (a)  of period
-------------------------------------------------------------------------------------------------------

YEAR 1994

Amounts deducted from
  applicable assets:

Accounts and notes receivable           $ 16         $  10       $  1         $  (12)         $15

Investments and long-term receivables   $  4         $  (1)      $  -         $    -         $ 3


YEAR 1993

Amounts deducted from
  applicable assets:

Accounts and notes receivable            $18         $  11       $ (2)        $  (11)        $16

Investments and long-term receivables    $ 5         $   2       $ (2)        $   (1)        $ 4


YEAR 1992

Amounts deducted from
  applicable assets:

Accounts and notes receivable            $15         $  16       $  1         $  (14)        $18

Investments and long-term receivables    $ 6         $   -       $ (1)        $    -         $ 5

----------------------
(a) Represents receivables written off, net of recoveries, reinstatements, and losses sustained.

                              UNOCAL CORPORATION

                                 EXHIBIT INDEX



Exhibit 3.1 Certificate of Incorporation of Unocal, as amended through July 23, 1992, and currently in effect (incorporated by reference to Exhibit 3.1 to Amendment No. 2 on Form 10-K/A to Unocal's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8483).

Exhibit 3.2 Bylaws of Unocal, as amended though July 25, 1994, and currently in effect (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal, Nos. 33-54861 and 33-54861-01.

Exhibit 4 Instruments Defining the Rights of Security Holders, Including Indentures.

Exhibit 10.1 Rights Agreement, dated as of January 29, 1990, between the Unocal and Chemical Trust Company of California, as Rights Agent (incorporated by reference to Exhibit 1 to Unocal's Current Report on Form 8-K dated January 29, 1990, File No. 1-8483).

The following Exhibits 10.2 through 10.9 are management contracts or compensatory plans, contracts or arrangements required to be filed by Item 601
(b) (10) (iii) (A) of Regulation S-K.

Exhibit 10.2 Management Incentive Program (incorporated by reference to Exhibit A to Unocal's Proxy Statement dated March 18, 1991 for its 1991 Annual Meeting of Stockholders, File No. 1-8483).

Exhibit 10.3 Long-Term Incentive Plan of 1985 (incorporated by reference to Unocal's Proxy Statement dated March 24, 1984 for its 1984 Annual Meeting of Stockholders, File No. 1-8483).

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

Exhibit 10.6 Directors' Restricted Stock Plan of 1991 (incorporated by reference to Exhibit B to Unocal's Proxy Statement dated
              March 18, 1991 for its 1991 Annual Meeting of Stockholders, File No. 1-8483).

Exhibit 10.7 Form of Indemnity Agreement between Unocal and each of its directors (incorporated by reference to Exhibit A to Unocal's Proxy Statement dated March 20, 1987 for its 1987 Annual Meeting of Stockholders, File No. 1-8483).

Exhibit 10.8 Compensation and perquisites for R. J. Stegemeier as nonemployee Chairman of the Board (incorporated by reference to Exhibit 10 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 1-8483).

Exhibit 10.9 Employment Agreement, effective July 1, 1994, between Union Oil Company of California and Lawrence M. Higby (incorporated by reference to Exhibit 10 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, File No. 1-8483).

Exhibit 11 Statement regarding computation of earnings per common share for the five years ended December 31, 1994.

                              UNOCAL CORPORATION

Exhibit 12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the five years ended December 31, 1994.

Exhibit 12.2 Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the five years ended December 31, 1994.

Exhibit 12.3 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the five years ended December 31, 1994.

Exhibit 18 Letter from Coopers & Lybrand L.L.P. regarding change in accounting policy.

Exhibit 21    Subsidiaries of Unocal Corporation.

Exhibit 23    Consent of Coopers & Lybrand L.L.P.

Exhibit 27 Financial data schedule for the year ended December 31, 1994 (included only in the copy of this report filed electronically with the Commission).