Form 10-K405/A
period 1994-12-31
UNOCAL CORP
filed 1995-04-18
CIK 716039

                                     1994
                                --------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                FORM 10-K405/A

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

     Offshore Louisiana, Unocal has an 87 percent working interest in Ship Shoal
208. The company plans to drill five development wells in 1995 and expects additional crude production of two thousand barrels per day from the five wells.

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

- -------------
(a) Includes production sharing contracts on a gross basis. Natural gas is reported on a wet gas basis; production excludes gas consumed on lease.

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

- ---------------------------
* Produces unfinished products for further processing at the company's San Francisco and Los Angeles refineries.



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

     In November, 1994, Unocal signed amended agreements with PERTAMINA, the Indonesian state energy company, and PLN, Indonesia's state utility, to develop and produce the Gunung Salak geothermal resource and to build and operate three new 55-megawatt electrical generating plants at the field on Java. When combined with two existing plants and a third new plant to be built by PLN, the Salak project by 1997 will have a combined capacity of 330 megawatts (100 million barrels of oil equivalent over a project life of 30 years). Unocal will provide steam to all six power plants.

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

                                             UNOCAL CORPORATION
                                                (Registrant)


Date: April 18, 1995                         By:  /s/ CHARLES S. MCDOWELL
                                                ------------------------------
                                                      Charles S. McDowell
                                                  Vice President and Comptroller