Form 10-Q
period 1995-06-30
UNOCAL CORP
filed 1995-08-11
CIK 716039

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-Q


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended  JUNE 30, 1995
                                    or
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to             .
                                      --------------   ------------


                       Commission file number 1-8483

                            UNOCAL CORPORATION
          (Exact name of registrant as specified in its charter)



             DELAWARE                                95-3825062
             ---------                               ----------
       (State or other jurisdiction of            (I.R.S.Employer
       incorporation or organization)             Identification No.)



        1201 WEST FIFTH STREET, LOS ANGELES, CALIFORNIA       90017
        -----------------------------------------------       -----
            (Address of principal executive offices)           (Zip Code)


    Registrant's Telephone Number, Including Area Code:  (213) 977-7600




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

Number of shares of Common Stock, $1 par value, outstanding as of July 31, 1995:
  246,316,309

                                  PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                    UNOCAL CORPORATION
(Unaudited)



                                                   For the Three Months   For the Six Months
                                                      Ended June 30         Ended June 30
                                                   -----------------------------------------

Dollars in millions except per share amounts          1995    1994      1995     1994
- -----------------------------------------------------------------------------------------
Revenues
Sales and operating revenues (a)                    $2,238   $2,023  $ 4,064    $3,852
Interest, dividends and miscellaneous income            14        4       26        53
Equity in earnings of affiliated companies              24       28       45        52
Gain (loss) on sales of assets                          14      (10)      61         4
- ---------------------------------------------------------------------------------------
   Total revenues                                    2,290    2,045    4,196     3,961

Costs and Other Deductions
Crude oil and product purchases                        982      783    1,657     1,394
Operating expense                                      448      400      866       832
Selling, administrative and general                    117      128      229       248
expense
Depreciation, depletion and                            240      253      467       510
amortization
Dry hole costs                                          15       10       19        34
Exploration expense                                     26       29       55        54
Interest expense                                        76       67      146       141
Excise, property and other operating taxes (a)         261      265      501       518
- -------------------------------------------------------------------------------------------
   Total costs and other deductions                  2,165    1,935    3,940     3,731
- -------------------------------------------------------------------------------------------
Earnings before income taxes                           125      110      256       230
Income taxes                                            47       51      104       108
- -------------------------------------------------------------------------------------------
Earnings before cumulative effect of                    78       59      152       122
accounting changes
Cumulative effect of accounting changes                  -        -        -      (277)
- -------------------------------------------------------------------------------------------
Net Earnings (Loss)                                $  78    $    59   $  152    $ (155)
Dividends on preferred stock                           9          9       18        18
- -------------------------------------------------------------------------------------------
Net Earnings (Loss) Applicable to Common Stock     $  69    $    50   $  134    $ (173)
                                                   ========================================

Earnings (loss) per share of common stock (b)
Before cumulative effect of accounting changes     $ .28    $   .21    $ .55    $  .43
 Cumulative effect of accounting changes               -          -        -     (1.14)
                                                   ----------------------------------------
 Net earnings (loss) per share                     $ .28    $   .21    $ .55    $ (.71)
                                                   ========================================

Cash dividends declared per share of common stock  $  .20   $   .20    $ .40    $  .40
- -------------------------------------------------------------------------------------------

(a) Includes consumer excise taxes of              $  228   $   234    $ 437    $  457
(b)Based on net earnings (loss)
applicable to common stock divided by
weighted average shares outstanding                245,804  242,210  245,298   241,926
 (in thousands)

                 See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEET                          UNOCAL CORPORATION
(UNAUDITED)


                                                 June 30   December 31
                                                 ---------------------
Millions of Dollars                                 1995         1994
- ----------------------------------------------------------------------

ASSETS
Current assets
 Cash and cash equivalents                       $   130      $   148
 Accounts and notes receivable                       893          897
 Inventories
   Crude oil                                          30           31
   Refined products                                  136          161
   Chemicals                                          39           46
   Minerals                                           19           16
   Supplies, merchandise and other                    89           87
 Deferred income taxes                                97          109
 Other current assets                                 42           33
 ---------------------------------------------------------------------
     Total current assets                          1,475        1,528
Investments and long-term receivables               1081          895
Properties (net of accumulated depreciation
and other allowances of $11,168 in 1995 and
$11,096 in 1994)                                   6,894        6,823
Other assets                                         119           91
- ----------------------------------------------------------------------
          Total assets                            $9,569       $9,337
LIABILITIES
Current liabilities
 Accounts payable                                $   604      $   688
 Taxes payable                                       165          226
 Current portion of long-term debt and capital         7            5
lease obligations
 Interest payable                                     76           87
 Other current liabilities                           218          251
 ---------------------------------------------------------------------
     Total current liabilities                     1,070        1,257
Long-term debt and capital lease obligations       3,771        3,461
Deferred income taxes                                603          643
Accrued abandonment, restoration and                 631          622
environmental liabilities
Other deferred credits and liabilities               588          539
- ---------------------------------------------------------------------
       Total liabilities                           6,663        6,522
- ---------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.10 par value; stated at          513          513
liquidation value of $50 per share)
Common stock  ($1 par value)                         246          244
Capital in excess of par value                       289          237
Foreign currency translation adjustment              (10)         (13)
Unearned portion of restricted stock issued          (15)         (13)
Retained earnings                                  1,883        1,847
- ---------------------------------------------------------------------
       Total stockholders' equity                  2,906        2,815
- ---------------------------------------------------------------------
     Total liabilities and stockholders'equity    $9,569       $9,337
- ---------------------------------------------------------------------


        See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                               UNOCAL CORPORATION
(Unaudited)

                                                         For the Six Months
                                                            Ended June 30
                                                         -------------------
Millions of Dollars                                          1995      1994

Cash Flows from Operating Activities
Net earnings (loss)                                          $152     $(155)
Adjustments to reconcile net earnings (loss) to
 net cash provided by operating activities
  Cumulative effect of accounting changes                      -        277
  Depreciation, depletion and amortization                    467       509
  Dry hole costs                                               19        34
  Deferred income taxes                                       (24)      (26)
  Gain on sales of assets (before-tax)                        (61)      (4)
  Other                                                         -        54
  Working capital and other changes related to operations
     Accounts and notes receivable                             21        20
     Inventories                                               30        23
     Accounts payable                                         (84)     (127)
     Taxes payable                                            (61)      (36)
     Other                                                   (101)      (41)
- ------------------------------------------------------------------------------
      Net cash provided by operating activities               358       528

Cash Flows from Investing Activities
  Capital expenditures (includes dry hole costs)             (596)     (518)
  Proceeds from sales of assets                               128        55
- ------------------------------------------------------------------------------
      Net cash used in investing activities                  (468)     (463)

Cash Flows from Financing Activities
  Long-term borrowings                                        712       547
  Reduction of long-term debt and capital lease obligations  (536)     (570)
  Dividends paid on preferred stock                           (18)      (18)
  Dividends paid on common stock                              (99)      (97)
  Other                                                        33        18
- ------------------------------------------------------------------------------
      Net cash provided by (used) in financing activities      92      (120)

Decrease in cash and cash equivalents                         (18)      (55)
Cash and cash equivalents at beginning of year                148       205
Cash and cash equivalents at end of period                   $130    $  150
- ------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (net of amount capitalized)                       $152    $  151
  Income taxes (net of refunds)                              $184    $  155


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

  These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Commission in Unocal Corporation's 1994 Annual Report on Form 10-K.

  Results for the six months ended June 30, 1995, are not necessarily indicative of future financial results.

  Certain   items  in  the  prior  year  financial  statements  have   been
  reclassified to conform to the 1995 presentation.

(2) For the purpose of this report, Unocal Corporation and its consolidated subsidiary, Union Oil Company of California (Union Oil), together with the consolidated subsidiaries of Union Oil, will be referred to as "Unocal" or "the company".

(3) 1994 Accounting Change:

  Effective January 1, 1994, the company changed its accounting policy for recognizing the reduction in value of its producing oil and gas properties. Under the new policy, the company evaluates properties for impairment on a field-by-field basis instead of the country-by-country basis previously used. Impairment loss is recognized when the estimated undiscounted future cash flows (after-tax) are less than the current net book values of the properties. In the opinion of management, the use of a lower level of aggregation for applying the impairment test to producing oil and gas properties is preferable.

  As a result, the consolidated earnings for the second quarter and the first six months of 1994 have been restated to include the cumulative effect of the accounting change as well as the effect on the current periods. The cumulative effect of the accounting change was a charge of $447 million pretax ($277 million after-tax or $1.14 per common share) and the effect on the second quarter and six months earnings was a reduction in depreciation and depletion expense of $15 million ($9
  million   after-tax)   and   $30   million   ($18   million   after-tax),
  respectively.

(4) As a result of the corporate staff reduction program initiated during the fourth quarter 1994, the company recorded in 1994 a pretax charge of $34 million in administrative and general expense for estimated benefits, primarily termination allowance, to be paid to employees affected by the program. At June 30, 1995, the amount of unpaid benefits remaining on the consolidated balance sheet was $28 million. Approximately 200 employees were terminated during the second quarter of 1995, bringing the total number of terminated employees to approximately 400.

(5) Capitalized interest totaled $8 million for the second quarter of 1995 and $9 million for the second quarter of 1994. For the first six months of 1995 and 1994, capitalized interest totaled $16 million and $18 million, respectively.

(6) Cash Flow Information:

  During  the  first  half of 1995, approximately 515,000  shares  of
  Unocal  common  stock,  valued  at $14 million,  were  purchased  by  the
  trustee  of  the  Unocal  Savings Plan from  Unocal.   The  trustee  used
  Unocal's 401(k) matching contributions to the Plan, which were expensed in Unocal's consolidated earnings statement, to purchase the shares. In the consolidated cash flow statement for 1995, the issuance of Unocal shares and the matching contribution expense were treated as noncash transactions since the resulting effect on cash flow was zero.

(7) Income Taxes:

The components of pre-tax earnings and the provision (benefit) for income taxes were as follows:

                                            For The Three    For The Six
                                            Months Ended     Ended Months
                                               June 30          June 30
                                            -------------------------------
Millions of Dollars                         1995     1994     1995    1994
- ---------------------------------------------------------------------------
Earnings(loss) before income taxes:
   United States                           $  (1)   $  28     $  5    $ 43
   Foreign                                   126       82      251     187
                                           --------------------------------
      Total                                 $125     $110    $ 256   $ 230
Income Taxes:
   Current
      Federal                              $   9    $   9    $ 16    $  29
      State                                    2        3       5        7
      Foreign                                 54       50     107      110
                                           --------------------------------
        Total current                       $ 65     $  62   $ 128   $ 146
   Deferred
      Federal                               $(12)    $ (11)  $ (19)   $(34)
      State                                  (11)        -     (17)     (1)
      Foreign                                  5         -      12      (3)
- ---------------------------------------------------------------------------
        Total deferred                      $(18)    $ (11)  $ (24)  $ (38)
- ---------------------------------------------------------------------------
Total income taxes                          $ 47     $  51   $ 104   $ 108

Reconciliation of income taxes at the federal statutory rate of 35% to tax provision (benefit):

                                          For The Three       For The Six
                                           Months Ended       Months Ended
                                             June 30           June 30
                                          ---------------------------------
Millions of Dollars                          1995     1994    1995   1994
- ---------------------------------------------------------------------------
Earnings  before  income  taxes   and
cumulative effect of accounting changes      $125     $110    $256   $230
Tax at federal statutory rate                $ 44     $ 39    $ 90   $ 81
Foreign  taxes in excess of statutory rate     15       16      34     35
Dividend exclusion                             (4)      (4)     (8)    (7)
Investment tax credits                         (7)       -     (11)     -
Other                                          (1)       -      (1)    (1)
- ----------------------------------------------------------------------------
     Total provision                        $  47    $  51   $104   $108

(8) Long Term Debt and Credit Agreements:

  During March 1995, the company established two credit facilities with banks for general corporate purposes: a $200 million revolving credit facility maturing March 1996; and a $50 million credit facility maturing March 1998, which the company has fully drawn. Borrowings under these two credit facilities bear interest at different margins above London Interbank Offered Rates, and the $200 million credit facility requires payment of a commitment fee on the undrawn portion. In March 1995, the company redeemed $200 million floating-rate Eurodollar notes due in 1996. Floating-rate commercial paper and the new $50 million bank credit facility were used to refinance this debt. In May 1995, the company retired $250 million of 9-5/8% notes. This debt was refinanced with $200 million of 7.20% notes due in 2005 and floating-rate commercial paper.

(9) Financial Instruments:

  During the first half of 1995, the company entered into 11 currency forward contracts to purchase 21 million Pounds Sterling for $32 million to hedge a series of known Pounds Sterling requirements. At June 30,

  1995, there were 22 outstanding currency forward contracts to purchase 33 million Pounds Sterling for $50 million. The obligations will come due during the period from July 1995 to July 2000. The fair market value of these currency contracts at June 30, 1995, was approximately $1.3 million in assets.

  The company did not terminate the interest rate swap agreement that was entered into in 1986 to hedge the $200 million floating-rate Eurodollar notes which were retired early in March 1995. The interest rate swap, maturing in 1996, is currently used to hedge floating-rate debt consisting of $150 million of outstanding commercial paper and the draw-down of the $50 million credit facility as discussed in Note 8. At June 30, 1995, the fair value of all the interest rate swap agreements was approximately $6 million in liabilities based on quoted market prices of comparable instruments.

  The  carrying value of debt-related currency swaps in the amount of  $133
  million  was classified as a long-term receivable at June 30, 1995.   As
  a result, the principal amounts of the company's foreign-currency debt, when stated at the current exchange rates, totaled $356 million, an increase of $136 million from year-end 1994. The difference between the carrying value of the currency swaps and the increase in the principal amount of the related foreign-currency debt represents the net loss that would have occurred if the currency swaps and debt were settled at the end of June 1995. This classification has no effect on the consolidated cash flow statement.

  At  June  30,  1995, the company had outstanding contracts  covering  325 thousand barrels of crude oil and 13 billion cubic feet of natural gas with notional amounts totaling $6 million for crude oil and $4 million for natural gas. The fair values of the contracts, based on quoted market prices, were insignificant at June 30, 1995.

(10)   Accrued abandonment, restoration and environmental liabilities:

  At June 30, 1995, the company had accrued $485 million for the estimated future costs to abandon and remove wells and production facilities, primarily related to worldwide offshore operations. The total costs for abandonments are estimated to be $850 million to $990 million, of which the lower end of the range is used to calculate the amount to be amortized.

  At June 30, 1995, the company's reserves for environmental remediation obligations totaled $243 million, of which $97 million were included in other current liabilities. The reserve included estimated probable future costs of $38 million for federal Superfund and comparable state-managed multiparty disposal sites; $31 million for formerly-operated sites for which the company has remediation obligations; $80 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $75 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $19 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

(11)   Contingent Liabilities:

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

  As disclosed in Note 10, at June 30, 1995, the company had accrued $243 million for estimated future environmental assessment and remediation costs at various sites where liability for such costs is probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $160 million.

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


(12) Unocal  guarantees  certain  indebtedness  of  Union  Oil.    For   the
  information of holders of such debt, summarized financial information for Union Oil and its consolidated subsidiaries is presented below:

                                             For the Three   For the Six
                                             Months Ended    Months Ended
                                               June 30         June 30
                                            ---------------------------------
   Millions of Dollars                        1995    1994*  1995     1994*
- -----------------------------------------------------------------------------
   Total revenues                            $2,235  $2,045  $4,196  $3,961
   Total costs and other deductions,
     including income taxes                   2,157   1,986   4,044   3,839
   Earnings before cumulative effect             78     59      152     122
   of accounting change
   Cumulative effect of accounting change         -      -        -    (277)
   Net earnings (loss)                           78     59      152    (155)
  --------------------------------------------------------------------------

                                               At June 30    At December 31
                                               -----------------------------
   Millions of Dollars                          1995             1994
- ----------------------------------------------------------------------------
   Current assets                               $1,466          $1,528
   Noncurrent assets                             8,109           7,822
   Current liabilities                           1,039           1,275
   Noncurrent liabilities                        5,593           5,264
   Shareholder's equity                          2,943           2,811
- ----------------------------------------------------------------------------

*Restated to include the effect of accounting change as discussed in Note 3.

UNOCAL CORPORATION
(Unaudited)                                              OPERATING HIGHLIGHTS


                                          For the Three Months   For the Six Months
                                            Ended June 30           Ended June 30
                                          -----------------------------------------
                                           1995       1994           1995    1994
- -----------------------------------------------------------------------------------
NET DAILY PRODUCTION (a)
Crude oil and condensate (thousand barrels):

United States                             124.3       139.8          128.0    140.9
                                          -----------------------------------------
Foreign:
         Far East                          85.1        86.3           86.2     81.9
         Other                             30.1        37.6           30.6     37.7
                                          -----------------------------------------
            Total Foreign
                                          115.2       123.9          116.8    119.6
                                          -----------------------------------------
Worldwide                                 239.5       263.7          244.8    260.5
                                          ==========================================


Natural Gas (million cubic feet):
United States                             1,128       1,119          1,126    1,118
                                          -----------------------------------------
Foreign:
         Far East                           602         573            608      581
         Other                               44          34             41       66
                                          -----------------------------------------
Total Foreign                               646         607            649      647
- -----------------------------------------------------------------------------------
Worldwide                                 1,774       1,726          1,775    1,765
                                          =========================================


Natural gas liquids (thousand barrels)     21.9        21.9           21.7     20.6


Geothermal (million kilowatt-hours)        14.9        20.7           15.2     20.0


Input to crude oil processing units         210         230            200      226
(thousand barrels daily) (b)

Sales of petroleum products (thousand       242         237            242      233
barrels daily) (b)
- -----------------------------------------------------------------------------------

AVERAGE SALES PRICES
Crude oil and condensate (per barrel):
United States                             $15.96    $13.59          $15.33   $12.03
Foreign:
         Far East                         $16.77    $14.39          $16.49   $13.83
         Other                            $16.77    $14.42          $16.19   $13.28
            Total Foreign                 $16.77    $14.40          $16.39   $13.61
- -----------------------------------------------------------------------------------
Worldwide                                 $16.30    $13.92          $16.39   $12.64
                                          =========================================

Natural gas (per thousand cubic feet):
United States                              $1.57     $1.84           $1.51    $1.96


Foreign:
         Far East                          $2.00    $1.99            $1.98    $2.00

         Other                             $1.00    $1.84            $1.10    $1.80

            Total Foreign                  $1.93    $1.99            $1.92    $1.98
- -----------------------------------------------------------------------------------
Worldwide                                  $1.70    $1.89            $1.66    $1.97
                                           ========================================

(a)   Includes production sharing agreements on a gross basis.
(b)   Excludes volumes of The UNO-VEN Company.


Item 2.  Management's Discussion and Analysis of Financial Condition and


RESULTS OF OPERATIONS

Unocal's net earnings for the second quarter of 1995 were $78 million, or 28 cents per common share, compared with $59 million in the second quarter of 1994, or 21 cents per common share. For the first six months of 1995, net earnings were $152 million, or 55 cents per common share. This compares with a six-month net loss of $155 million, or 71 cents per common share for the same period in 1994. The comparability of the company's reported earnings for these periods is affected by the following special items:



                                           For the Three Months   For the Six Months
                                              Ended June 30          Ended June 30
                                          ------------------------------------------
     Millions of dollars                         1995    1994       1995   1994
     -------------------------------------------------------------------------------
     Special items:
      Cumulative effect of accounting change:   $  -    $   -       $  -    $(277)
      Write-down of investment and
        provision for abandonment and
        remediation of the Guadalupe oil field     -       (4)         -      (27)

      Environmental provision                    (14)    (1)         (18)      (1)
      Litigation provision                        (8)     -          (12)     (17)
      Mesa settlement                              -      -            -       24
      Asset sales                                  8     (6)          37        2
      Write-down of assets                        (9)     (4)        (10)      (4)
      ------------------------------------------------------------------------------
       Total                                    $(23)   $(15)       $ (3)   $(300)


Excluding the special items, second quarter 1995 net operating earnings were $101 million, or 37 cents per common share, compared with $74 million, or 27 cents per common share, in the second quarter of 1994. The 1995 year-to-date earnings, excluding special items, were $155 million, or 56 cents per common share, compared with $145 million, or 52 cents per common share, a year ago. The increases in earnings were principally due to higher earnings from foreign exploration and production activities, agricultural products and carbon and minerals, and a reduction in administrative and general costs. These positive factors were partially offset by losses from West Coast refining and marketing operations and lower earnings from domestic exploration and production activities.

The six months 1995 consolidated revenues were $4.2 billion, up from $3.96 billion in the same period a year ago. Increased revenues were primarily due to higher sales volumes and prices for certain refined products, and significantly improved prices for nitrogen-based fertilizers. These increases were partially offset by lower domestic natural gas prices.

PETROLEUM EXPLORATION AND PRODUCTION. Earnings for the second quarter 1995 totaled $105 million, compared with $89 million in 1994. For the six-month period, earnings were $214 million in 1995, compared with $170 million in 1994. This year's second quarter and six months earnings included special items consisting of the sales of various oil and gas properties and the write-down of assets. Last year's second quarter and six months results included special items consisting of asset sales and charges for the Guadalupe oil field. Excluding these special items, this year's second quarter earnings were $115 million, up from $102 million in the same period a year ago and the six-month earnings were $213 million compared with $199 million a year ago.

The 1995 results primarily reflected higher worldwide crude oil prices, increased natural gas production, and a lower foreign income tax rate. These factors were partially offset by lower crude production and domestic natural gas prices. The company's average worldwide sales price for crude oil in the second quarter of 1995 was $16.30 per barrel, up from $13.92 per barrel a year ago. For the six-month period, the 1995 average sales price was $16.39 versus $12.64 in 1994. During the second quarter 1995, natural gas production increased three percent to 1,774 million cubic feet per day compared with the same period a year ago; however, the worldwide average sales price dropped by 10 percent to $1.70 per thousand cubic feet. The company's oil and gas production costs per barrel of oil equivalent for the first six months of 1995 averaged $3.39 in the United States, $2.05 for foreign operations and $2.84 worldwide.

REFINING AND MARKETING. This segment includes the results of 76 Products Company, Unocal's West Coast refining and marketing unit, and other marketing operations. The 76 Products Company recorded a loss of $4 million in the second quarter of 1995, compared with earnings of $5 million a year ago. For the first six months of 1995, 76 Products Company reported a loss of $23 million, compared with earnings of $21 million in 1994. The results for both the second quarter and six months of 1995 were adversely affected by low product margins in the West Coast markets despite reduced operating and selling expenses and slightly higher sales volumes. The 1995 results were also affected by major refinery turnarounds in the first quarter.

GEOTHERMAL. Earnings for the second quarter of 1995 were $11 million, up from $9 million in 1994. Six-month earnings were $15 million in 1995, compared with $14 million in 1994. Excluding a gain from the sale of a small interest in the Indonesian geothermal operations, this year's second quarter and six-month earnings were $6 million and $10 million, respectively. Reflected in the current year results were increased earnings from new operations in Indonesia; however, the earnings were adversely affected by electrical generating curtailments by the public utility at The Geysers in Northern California.

DIVERSIFIED BUSINESSES. This group consists of the company's agricultural products, carbon and minerals, and real estate operations; and the company's equity interests in various pipelines and The UNO-VEN Company. Net earnings for this year's second quarter were $69 million compared with $39 a year ago. Six-month 1995 earnings were $124 million compared to $73 million last year. Excluding special items for the sale of miscellaneous assets, this year's second quarter and six-month earnings were $64 million and $119 million, respectively. The significant earnings increases were the result of strong nitrogen fertilizer sales prices and volumes and improved lanthanide earnings. Prices for ammonia and urea products on average rose 49 percent compared with the first six months of 1994 while volumes were up by 11 percent.

CORPORATE AND OTHER. This category includes administrative and general expense, net interest expense, environmental and litigation expense and other unallocated items. Second quarter 1995 expenses were $103 million ($80 million excluding special items) compared with $88 million ($89 million excluding special items) a year ago. For the six-month period, expenses were $179 million ($165 million excluding special items) and $164 million ($173 million excluding special items) for 1995 and 1994, respectively. Special items for each reporting period included provisions for environmental remediation and litigation. The special items for the six months of 1995 included a $16 million gain from the sale of the process, technology and licensing (PTL) business; and for the same period of 1994, special items included a $24 million gain from the settlement of the Mesa lawsuit.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first six months of 1995, cash flows from operating activities, including working capital changes, were $358 million, down from $528 million in 1994. The decrease was primarily due to lower refining and marketing product margins and domestic natural gas prices. The 1994 cash flow included $38 million of proceeds from the settlement of the Mesa Petroleum lawsuit.

Proceeds from asset sales were $128 million for the first six months of 1995, compared to $55 million in the same period a year ago. The 1995 proceeds were mainly from the sale of nonstrategic oil and gas properties and the sale of the PTL business.

Capital expenditures for the six months of 1995 totaled $596 million, compared with $518 million a year ago. The increase primarily reflects construction at both the Los Angeles and San Francisco refineries to prepare for manufacturing reformulated gasoline by March 1, 1996 that will meet the more stringent standards for reduced vehicle emissions set by the California Air Resources Board, as well as increased development in the Gulf of Mexico.

Consolidated working capital at June 30, 1995 was $405 million, an increase of $134 million from the 1994 year-end level of $271 million. The company's total debt was $3,778 million, an increase of $312 million from the year-end 1994 level. Of the total increase, $136 million was due to the current classification of debt-related currency swaps as required by new financial accounting standards. See Notes 8 and 9 to the consolidated financial statements for additional information.

ENVIRONMENTAL MATTERS

At June 30, 1995, the company's reserves for environmental remediation obligations totaled $243 million, of which $97 million were included in other current liabilities. During the first half of 1995, cash payments of $51 million were applied against the reserves and an additional $32 million in liabilities was recorded to the reserve account, primarily due to changes in estimated future remediation costs for numerous sites. At year-end 1994, Unocal reported 60 sites where it had received notification from the federal Environmental Protection Agency that the company may be a potentially responsible party (PRP). In addition, various state agencies and private parties had identified 30 other sites that may require investigation and remediation. During the first six months of 1995, six sites were added to the list and six sites were removed. As a result, the total remained at 90 sites. Of the total, the company has denied responsibility at 28 sites and at another 12 sites the company's liability, although unquantified, appears to be de minimis. The total also includes 25 sites which are under investigation or in litigation, for which the company's potential liability is not presently determinable. Of the remaining 25 sites, where probable costs can be reasonably estimated, a reserve of $38 million was included in the total environmental reserve as of June 30, 1995.

The Guadalupe oil field beach cleanup of underground releases of a diesel-like additive formerly used to produce the field's heavy crude oil has been completed. However, the company will reinforce and monitor the remediation measures that were installed for the cleanup. The company is also assessing and investigating the extent of contamination of the inland portion of the field. An environmental impact report and a natural resource damage assessment will also be completed to identify remediation alternatives. As a consequence, the company accrued an additional $8 million in the second quarter of 1995 for the above remediation/investigation work. Other costs are expected to be incurred which will not be determined until the assessments, investigations and studies are concluded.

During the second quarter of 1995, an additional $9 million was added to the reserve for the estimated costs of investigations and remedial activities at the Questa molybdenum mine in New Mexico.

OTHER MATTERS

On August 8, 1995, a consent judgment was entered in the United States Court of Federal Claims confirming a settlement pursuant to which the company is to be paid $34 million by the United States government in consideration for relinquishing its interests in federal Outer Continental Shelf oil and gas leases in Bristol Bay, Alaska, and offshore southwest Florida, releasing claims arising from Congressional moratoria on the exploration and development of such leases, and releasing claims that its interests in certain leases offshore North Carolina were unconstitutionally taken by federal legislation. The company expects to receive the $34 million prior to the end of the third quarter and will recognize a substantial portion of it as earnings.

FUTURE ACCOUNTING CHANGE

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." The company will adopt SFAS No. 121 in 1996. This statement requires the company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, the loss should be recognized in the earnings statement. The company periodically reviews its oil and gas properties and other operating assets for impairment. The financial impact of adopting the new accounting standard is not expected to be significant.

OUTLOOK

Worldwide crude oil prices improved slightly during the second quarter compared to the first quarter of 1995; however, prices are expected to decline in the third quarter due to the weak spot market. Natural gas prices in the United States are expected to stay lower due to low demand and ample supplies. Prices may improve by the end of the year depending upon winter weather temperatures.

The company's worldwide production of natural gas is expected to average about 1,786 million cubic feet per day during the full-year 1995, compared with 1,766 million cubic feet per day during 1994. Crude oil and condensate production is expected to average 242,000 barrels per day for the full-year 1995, down nearly 7 percent from 1994.

The decrease in crude oil and condensate production is due to the sale of various domestic oil and gas properties.

76 Products Company is implementing a plan which, if successful, could improve annual pre-tax cash flow from its refining and mardeting operations by $120 to $180 million by year-end 1997 from the 1994 level. The improvement would result from further cost reductions, more efficient refining operations, increased output of higher-valued products, improved gasoline sales volumes and new marketing format initiatives.

Earnings for agricultural products are expected to decline during the third quarter due to a seasonal decrease in demand.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There is incorporated by reference the information regarding environmental remediation reserves in Note 10 to the consolidated financial statements in
Item 1 of Part I, the discussion thereof in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I, and the information regarding contingent liabilities in Note 11 to the consolidated financial statements in Item 1 of Part I.

1.In  the  litigation  previously  reported  as  Angelina  Hardwood  Lumber
                                                 --------------------------
  Company  v.  Prairie  Producing  Co., in  the  Court  of  Appeals,  Ninth
  -----------------------------------
  District of Texas at Beaumont (No. 09-93-184 CV), Angelina has exhausted all appeals. This matter is now concluded, and the company paid nothing.

2.In  the Guadalupe oil field litigation (previously reported as People  v.
                                                                 ----------
  Union Oil Company of California, Civil No. 75194, Superior Court for  San
  -------------------------------
  Luis Obispo County) the trial date of October 2, 1995 was vacated by the court on a motion filed by the California Attorney General. A status conference is scheduled for February 2, 1996.

3.On  July  19, 1995 the company pleaded "no contest" to twelve misdemeanor criminal charges relating to the Catacarb release at the San Francisco Refinery in September 1994. This matter was previously reported in connection with the filing of several civil lawsuits. All charges were filed against the company, not against individuals. The charges included the intentional emission of air contaminants causing a public nuisance on September 5 and 6, 1994, and the failure to give timely notification of the release of a hazardous material to the Health Services Office of Contra Costa County and the California Office of Emergency Services.

  Under the terms of a consent decree, Unocal must pay approximately $3 million, which includes civil penalties, the purchase of emergency response equipment, and the funding of education programs for local communities. The company must also provide additional training for its employees for emergency response and compliance with Bay Area Air Quality Management District regulations. (Bay Area Air Quality
                                                  -------------------------
  Management District, et al. v. Union Oil Company of California,  Superior
  --------------------------------------------------------------
  Court of California, County of Contra Costa, No. C95-03165).

ITEM  4. SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS

The 1995 Annual Meeting of Stockholders of Unocal Corporation was held on May 22, 1995. The following actions were taken by the stockholders at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

1. The six nominees proposed by the board of directors were elected as directors by the following votes:

         Name                    Votes For             Votes Withheld
         ----                    ---------             ---------------
     Frank C. Herringer         199,087,521               2,448,587
     John F. Imle, Jr.          197,815,167               3,720,941
     Donald P. Jacobs           198,987,395               2,548,713
     J. Steven Whisler          199,065,338               2,470,770
     Marina v.N. Whitman        199,017,664               2,518,444
     John W. Creighton, Jr.     199,041,503               2,494,605

  Messrs. Herringer and Imle, Dr. Jacobs, Mr. Whisler and Dr. Whitman were elected for three-year terms expiring at the 1998 Annual Meeting of Stockholders and Mr. Creighton was elected for a two-year term expiring at the 1997 Annual Meeting of Stockholders or, in each case, until their successors are duly elected and qualified.

2.A  proposal  to  ratify  the selection of Coopers  &  Lybrand  L.L.P.  as
  Unocal's independent accountants for 1995 was passed by a vote of 199,231,147 for versus 1,349,292 against. There were 955,669 abstentions and no broker non-votes.

3.A  stockholder  proposal regarding a report on a gas plant  expansion  in
  Northern Alberta, Canada, failed to pass, receiving 8,548,037 votes for versus 164,141,272 against. There were 10,328,502 abstentions and 20,518,297 broker non-votes.

4.A  stockholder proposal regarding a review of and report on the company's statement of principles regarding international business failed to pass, receiving 10,459,152 votes for versus 153,424,210 against. There were 17,030,249 abstentions and 20,622,497 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

3 Bylaws of Unocal Corporation, as amended through May 22, 1995, and currently in effect (incorporated by reference to Exhibit 3 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-8483).

11 Unocal Corporation statement regarding computation of earnings per common share for the three months ended June 30, 1995 and 1994 and for the six-month periods ended June 30, 1995 and 1994.

12.1 Unocal Corporation statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 1995 and 1994.

12.2 Unocal Corporation statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1995 and 1994.

12.3 Union Oil Company of California statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 1995 and 1994.

27 Financial  data  schedule for the six months  ended  June  30,  1995
   (included only in the copy of this report filed electronically with the Commission).

(B)  REPORTS ON FORM 8-K

During the second quarter of 1995:

1. Current Report on Form 8-K dated and filed April 26, 1995, for the purpose of reporting, under Item 5, Unocal's 1995 first quarter earnings.

During the third quarter of 1995 to the date hereof:

1. Current Report on Form 8-K dated and filed July 24, 1995, for the purpose of reporting, under Item 5, Unocal's 1995 second quarter and six months earnings.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      UNOCAL CORPORATION
                                        (Registrant)






Dated: August 10, 1995           By:  /s/ CHARLES S. MCDOWELL
                                 ----------------------------
                                      Charles S. McDowell,
                                      Vice President and Comptroller