Form 10-Q
period 1995-09-30
UNOCAL CORP
filed 1995-11-08
CIK 716039

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-Q


     X QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1995
                                                           -------------------
                                    or
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

Number of shares of Common Stock, $1 par value, outstanding as of October 31,
 1995:   247,141,638

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UNOCAL CORPORATION
CONSOLIDATED EARNINGS
(Unaudited)


                                                                                  For the Three Months          For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                ---------------------------------------------------

 Dollars in millions except per share amounts                                       1995          1994          1995           1994
 ----------------------------------------------------------------------------------------------------------------------------------

Revenues
Sales and operating revenues (a) ..........................................     $   1,933     $   1,989     $   5,997     $   5,841
Interest, dividends and miscellaneous income ..............................            50            18            76            71
Equity in earnings of affiliated companies ................................            20            10            65            63
Gain on sales of assets ...................................................             2             3            63             6
                                                                                 --------------------------------------------------
        Total revenues ....................................................         2,005         2,020         6,201         5,981

Costs and Other Deductions
Crude oil and product purchases ...........................................           746           739         2,403         2,133
Operating expense .........................................................           417           407         1,283         1,239
Selling, administrative and general expense ...............................           108           136           337           384
Depreciation, depletion and amortization ..................................           237           220           704           730
Dry hole costs ............................................................            31            30            50            64
Exploration expense .......................................................            30            25            85            79
Interest expense ..........................................................            72            68           218           209
Excise, property and other operating taxes (a) ............................           258           259           759           777
                                                                                 --------------------------------------------------
        Total costs and other deductions ..................................         1,899         1,884         5,839         5,615
                                                                                 --------------------------------------------------
Earnings before income taxes ..............................................           106           136           362           366
Income taxes ..............................................................            47            66           151           174
                                                                                 --------------------------------------------------
Earnings before cumulative effect of accounting changes ...................            59            70           211           192
Cumulative effect of accounting changes ...................................            --            --            --          (277)
                                                                                 --------------------------------------------------
Net Earnings (Loss) .......................................................     $      59     $      70     $     211     $     (85)
Dividends on preferred stock ..............................................             9             9            27            27
                                                                                ---------------------------------------------------
Net Earnings (Loss) Applicable to Common Stock ............................     $      50     $      61     $     184     $    (112)
                                                                                ====================================================

Earnings (loss) per share of common stock (b)
     Before cumulative effect of accounting changes .......................     $     .20         $.25      $     .75     $     .68

     Cumulative effect of accounting changes ..............................            --           --             --         (1.14)
                                                                                ---------------------------------------------------
     Net earnings (loss) per share ........................................     $     .20     $     .25     $     .75     $    (.46)
                                                                                ====================================================

Cash dividends declared per share of common stock .........................     $     .20     $     .20     $     .60     $     .60
                                                                                ----------------------------------------------------

  (a)Includes consumer excise taxes of ....................................     $     228     $     229     $     665     $     686
  (b)Based on net earnings (loss) applicable to common stock divided by weighted average shares outstanding
     (in thousands) .......................................................       246,666       242,954       245,754       242,269




                 See Notes to Consolidated Financial Statements.

UNOCAL CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)



                                                                                                     September 30      December 31
                                                                                               ------------------------------------
Millions of Dollars                                                                                          1995             1994
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents ...................................................................         $   168          $   148
     Accounts and notes receivable ...............................................................             932              897
     Inventories
        Crude oil ................................................................................              34               31
        Refined products .........................................................................             138              161
        Chemicals ................................................................................              49               46
        Minerals .................................................................................              14               16
        Supplies, merchandise and other ..........................................................              91               87
     Deferred income taxes .......................................................................              77              109
     Other current assets ........................................................................              38               33
                                                                                                             ----------------------
             Total current assets ................................................................           1,541            1,528
Investments and long-term receivables ............................................................           1,083              895
Properties (net of accumulated depreciation and other allowances
                  of $11,308 in 1995 and $11,096 in 1994) ........................................           6,967            6,823
Other assets .....................................................................................             142               91
                                                                                                             ----------------------
                    Total assets .................................................................         $ 9,733          $ 9,337
                                                                                                             ======================
Current liabilities
     Accounts payable ............................................................................         $   637          $   688
     Taxes payable ...............................................................................             207              226
     Current portion of long-term debt and capital lease obligations .............................               7                5
     Interest payable ............................................................................              67               87
     Other current liabilities ...................................................................             211              251
                                                                                                             ----------------------
             Total current liabilities ...........................................................           1,129            1,257
Long-term debt and capital lease obligations .....................................................           3,895            3,461
Deferred income taxes ............................................................................             586              643
Accrued abandonment, restoration and environmental liabilities ...................................             600              622
Other deferred credits and liabilities ...........................................................             590              539
                                                                                                             ----------------------
                Total liabilities ................................................................           6,800            6,522
                                                                                                             ----------------------
Preferred stock ($0.10 par value; stated at liquidation value of $50 per share) ..................             513              513
Common stock  ($1 par value) .....................................................................             247              244
Capital in excess of par value ...................................................................             311              237
Foreign currency translation adjustment ..........................................................              (7)             (13)
Unearned portion of restricted stock issued ......................................................             (14)             (13)
Retained earnings ................................................................................           1,883            1,847
                                                                                                             ----------------------
                Total stockholders' equity .......................................................           2,933            2,815
                                                                                                             ----------------------
                    Total liabilities and stockholders' equity ...................................         $ 9,733          $ 9,337
                                                                                                             ======================



                 See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                                      UNOCAL CORPORATION
(Unaudited)



                                                                                                             For the Nine Months
                                                                                                              Ended September 30
                                                                                                          -------------------------
Millions of Dollars                                                                                           1995             1994
-----------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings (loss) ................................................................................          $ 211           $ (85)
Adjustments to reconcile net earnings (loss) to
   net cash provided by operating activities
     Cumulative effect of accounting changes .......................................................             --             277
     Depreciation, depletion and amortization ......................................................            704             730
     Dry hole costs ................................................................................             50              64
     Deferred income taxes .........................................................................            (21)            (42)
     Gain on sales of assets (before-tax) ..........................................................            (63)             (6)
     Other .........................................................................................            (19)             97
     Working capital and other changes related to operations
         Accounts and notes receivable .............................................................            (18)             37
         Inventories ...............................................................................             18              (2)
         Accounts payable ..........................................................................            (53)           (144)
         Taxes payable .............................................................................            (19)             (9)
         Other .....................................................................................           (114)            (62)
------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities ...............................................            676             855

Cash Flows from Investing Activities
     Capital expenditures (includes dry hole costs) ................................................           (967)           (839)
     Proceeds from sales of assets .................................................................            130             136
------------------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities ...................................................           (837)           (703)

Cash Flows from Financing Activities
     Long-term borrowings ..........................................................................            949             527
     Reduction of long-term debt and capital lease obligations .....................................           (644)           (549)
     Dividends paid on preferred stock .............................................................            (27)            (27)
      Dividends paid on common stock ...............................................................           (147)           (145)
     Other .........................................................................................             50              30
------------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities .....................................            181            (164)

Increase (decrease) in cash and cash equivalents ...................................................             20             (12)
Cash and cash equivalents at beginning of year .....................................................            148             205
====================================================================================================================================
Cash and cash equivalents at end of period .........................................................          $ 168           $ 193
====================================================================================================================================

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
     Interest (net of amount capitalized) ..........................................................          $ 225           $ 221
     Income taxes (net of refunds) .................................................................          $ 192           $ 201




                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) The consolidated financial statements included herein are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position and results of operations. All adjustments are of a normal recurring nature, except for items discussed in
     Note 3. Such financial statements are presented in accordance with the Securities and Exchange Commission's (the "Commission") disclosure requirements for Form 10-Q.

     These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Commission in Unocal Corporation's 1994 Annual Report on Form 10-K.

     Results for the three and nine months ended September 30, 1995, are not necessarily indicative of future financial results.

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

     As a result, the consolidated earnings for the third quarter and the first nine months of 1994 have been restated to include the cumulative effect of the accounting change as well as the effect on the 1994 operating earnings. The cumulative effect of the accounting change was a charge of $447 million pretax ($277 million after-tax or $1.14 per common share) and the effect on the third quarter and nine months earnings was a reduction in depreciation and depletion expense of $15 million ($9 million after-tax) and $45 million ($27 million after-tax), respectively.

(4) As a result of the corporate staff reduction program initiated during the fourth quarter of 1994, the company recorded in 1994 a pretax charge of $34 million in administrative and general expense for estimated benefits, primarily termination allowances, to be paid to employees affected by the program. At September 30, 1995, the amount of unpaid benefits remaining on the consolidated balance sheet was $19 million. Approximately 100 employees were terminated during the third quarter of 1995, bringing the total number of terminated employees to approximately 500.

(5) Capitalized interest totaled $9 million for the third quarter of 1995 and $8 million for the third quarter of 1994. For the first nine months of 1995 and 1994, capitalized interest totaled $25 million and $26 million, respectively.

(6)  Cash Flow Information:

     During the first nine months of 1995, approximately 700,000 shares of Unocal common stock, valued at $20 million, were purchased by the trustee of the Unocal Savings Plan (the "Plan") from Unocal. The trustee used
     Unocal's matching contributions to the Plan, which were expensed in Unocal's consolidated earnings statement, to purchase the shares. In the consolidated cash flow statement for 1995, the issuance of the

     Unocal common stock and the matching contribution expense were treated as noncash transactions since the resulting effect on cash flow was zero.

(7)  Income Taxes:

     The components of pre-tax earnings and the provision (benefit) for income taxes were as follows:


                                                                             For the Three Months             For the Nine Months
                                                                              Ended September 30               Ended September 30
                                                                          ---------------------------------------------------------
Millions of Dollars                                                       1995             1994              1995              1994
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes:
   United States ...........................................            $  (7)            $ (20)            $  (2)            $  23
   Foreign .................................................              113               156               364               343
------------------------------------------------------------------------------------------------------------------------------------
      Total ................................................            $ 106             $ 136             $ 362             $ 366
Income Taxes:
   Current
      Federal ..............................................            $  (1)            $  10             $  15             $  39
      State ................................................               --                 4                 5                11
      Foreign ..............................................               45                74               152               184
------------------------------------------------------------------------------------------------------------------------------------
        Total current ......................................            $  44             $  88             $ 172             $ 234
   Deferred
      Federal ..............................................            $   1             $ (23)            $ (18)            $ (57)
      State ................................................               (7)               (4)              (24)               (5)
      Foreign ..............................................                9                 5                21                 2
------------------------------------------------------------------------------------------------------------------------------------
        Total deferred .....................................            $   3             $ (22)            $ (21)            $ (60)
------------------------------------------------------------------------------------------------------------------------------------
Total income taxes .........................................            $  47             $  66             $ 151             $ 174



     Reconciliation of income taxes at the federal statutory rate of 35% to tax provision (benefit):



                                                                               For the Three Months            For the Nine Months
                                                                                Ended September 30              Ended September 30
                                                                           --------------------------------------------------------
 Millions of Dollars                                                           1995            1994            1995            1994
 ----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and cumulative effect
     of accounting changes .........................................          $ 106           $ 136           $ 362           $ 366

Tax at federal statutory rate ......................................          $  37           $  48           $ 126           $ 128
Foreign taxes in excess of statutory rate ..........................             18              22              52              56
Dividend exclusion .................................................             (4)             (3)            (11)            (10)
Investment tax credits .............................................             (5)             --             (16)             --
Other ..............................................................              1              (1)             --              --
-----------------------------------------------------------------------------------------------------------------------------------
     Total provision ...............................................          $  47           $  66           $ 151           $ 174



(8)  Long Term Debt and Credit Agreements:

During March 1995, the company established two credit facilities with banks for general corporate purposes: a $200 million revolving credit facility maturing in March 1996; and a $50 million credit facility maturing in March 1998, which the company has fully drawn. Borrowings under these two credit facilities bear interest at different margins above London Interbank Offered Rates, and the $200 million credit facility requires payment of a commitment fee on the undrawn portion. In March 1995, the company redeemed $200 million of floating-rate Eurodollar notes due in 1996. Floating-rate commercial paper and the new $50 million bank credit facility were used to refinance this debt. In March and May of 1995, the company issued $250 million of fixed rate medium term notes with an average maturity of 9 years and an average interest rate of 7.7%. Proceeds were used to refinance commercial paper. In May 1995, the company retired $250 million of 9-5/8% notes. This debt was refinanced with $200 million of 7.20% notes due in 2005 and floating-rate commercial paper. In October 1995, the company issued a $100 million of fixed rate medium term note with a maturity of 12 years and an interest rate of 6.72%. Proceeds were used to refinance floating rate commercial paper.

(9)  Financial Instruments

     At September 30, 1995, there were 21 outstanding currency forward contracts to purchase 33 million Pounds Sterling for $50 million. The obligations will come due during the period from October 1995 to July 2000. The fair market value of these currency contracts at September 30, 1995, was approximately $1 million in assets.

     The company did not terminate the interest rate swap agreement that was entered into in 1986 to hedge the $200 million floating-rate Eurodollar notes which were redeemed early in March 1995. The interest rate swap, maturing in 1996, is currently used to hedge floating-rate debt consisting of $150 million of outstanding commercial paper and the draw-down of the $50 million credit facility as discussed in Note 8. At September 30, 1995, the fair value of all the interest rate swap agreements was approximately $13 million in liabilities based on quoted market prices of comparable instruments.

     The carrying value of debt-related currency swaps in the amount of $124 million was classified as a long-term receivable at September 30, 1995. As a result, the principal amounts of the company's foreign-currency debt, when stated at the current exchange rates, totaled $352 million, an increase of $132 million from year-end 1994. The difference between the carrying value of the currency swaps and the increase in the principal amount of the related foreign-currency debt represents the net loss that would have occurred if the currency swaps and debt were settled at the end of September 1995. This classification has no effect on the consolidated cash flow statement.

     At September 30, 1995, the company had outstanding commodity futures contracts covering the sale of 615 thousand barrels of crude oil and 18 billion cubic feet of natural gas with notional amounts totaling $11 million for crude oil and $29 million for natural gas. The fair values of the contracts, based on quoted market prices, were insignificant at September 30, 1995.

(10) Accrued abandonment, restoration and environmental liabilities:

     At  September  30,  1995,  the  company had  accrued  $470  million for the estimated future costs to abandon and remove wells and production facilities, primarily related to worldwide offshore operations. The total costs for abandonments are estimated to be $850 million to $990 million, of which the lower end of the range is used to calculate the amount to be amortized.

     At September 30, 1995, the company's reserve for environmental remediation obligations totaled $227 million, of which $97 million was included in other current liabilities. The reserve included estimated probable future costs of $32 million for federal Superfund and comparable state-managed multiparty disposal sites; $32 million for formerly-operated sites for which the company has remediation obligations; $76 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $67 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $20 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

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

     As disclosed in Note 10, at September 30, 1995, the company had accrued $227 million for estimated future environmental assessment and remediation costs at various sites where liability for such costs is probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $160 million.

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


(12) Unocal guarantees certain indebtedness of Union Oil. For the information of holders of such debt, summarized financial information for Union Oil and its consolidated subsidiaries is presented below:



                                                                                   For the Three Months       For the Nine Months
                                                                                     Ended September 30        Ended September 30

Millions of Dollars ................................................................    1995      1994*           1995    1994 *
-----------------------------------------------------------------------------------------------------------------------------------
Total revenues ..................................................................... $ 2,005   $ 2,020         $ 6,201   $ 5,981
Total costs and other deductions, including income taxes ...........................   1,945     1,949           5,989     5,788
Earnings before cumulative effect of accounting change .............................      60        71             212       193
Cumulative effect of accounting change .............................................      --        --              --      (277)
Net earnings (loss) ................................................................      60        71             212       (84)
-----------------------------------------------------------------------------------------------------------------------------------


* Restated to include the effects of the accounting change discussed in Note 3.

(12) summarized financial information for Union Oil and its consolidated subsidiaries (continued)



                                                                                                  At September 30     At December 31
                                                                                                  ----------------------------------
Millions of Dollars                                                                                             1995            1994
------------------------------------------------------------------------------------------------------------------------------------
Current assets .....................................................................................          $1,531          $1,528
Noncurrent assets ..................................................................................           8,206           7,822
Current liabilities ................................................................................           1,129           1,275
Noncurrent liabilities .............................................................................           5,672           5,264
Shareholder's equity ...............................................................................           2,936           2,811
------------------------------------------------------------------------------------------------------------------------------------


UNOCAL CORPORATION
OPERATING HIGHLIGHTS
(Unaudited)




                                                                                 For the Three Months           For the Nine Months
                                                                                  Ended September 30             Ended September 30
                                                                                ---------------------------------------------------
                                                                               1995            1994           1995             1994
 ----------------------------------------------------------------------------------------------------------------------------------
 NET DAILY PRODUCTION (a)
 Crude oil and condensate (thousand barrels):
United States ......................................................          123.6           135.8           126.4           139.1
                                                                         ----------------------------------------------------------
Foreign:
       Far East ....................................................           81.9            92.2            84.6            85.3
       Other .......................................................           29.6            33.8            30.3            36.4
                                                                         ----------------------------------------------------------

          Total Foreign ............................................          111.5           126.0           114.9           121.7
                                                                         ----------------------------------------------------------
Worldwide ..........................................................          235.1           261.8           241.3           260.8
                                                                         ==========================================================
Natural Gas (million cubic feet):
   United States .......................................................      1,077           1,115           1,109           1,117
                                                                          ---------------------------------------------------------
          Far East .....................................................        577             653             597             605
          Other
                                                                                 55              35              48              55
                                                                         ----------------------------------------------------------
             Total Foreign .............................................        632             688             645             660
                                                                         ----------------------------------------------------------


   Worldwide ...........................................................      1,709           1,803           1,754           1,777
                                                                          =========================================================
Natural gas liquids (thousand barrels) .............................           20.2            23.0            21.4            21.4

Geothermal (million kilowatt-hours) ................................           17.7            21.6            16.0            20.6

Input to crude oil processing units (thousand ......................            220             235             207             230
barrels daily) (b)

Sales of petroleum products (thousand barrels ......................            269             247             251             243
daily) (b)



 AVERAGE SALES PRICES Crude oil and condensate (per barrel):
      United States .................................................     $   14.83       $   14.48       $   15.17       $   12.83
      Foreign:
             Far East ...............................................     $   15.26       $   15.61       $   16.11       $   14.46
             Other ..................................................     $   15.12       $   15.73       $   15.84       $   14.05
                Total Foreign .......................................     $   15.21       $   15.66       $   16.01       $   14.30
                                                                         ----------------------------------------------------------
      Worldwide .....................................................     $   14.98       $   14.95       $   15.51       $   13.41
                                                                         ==========================================================
   Natural gas (per thousand cubic feet):
      United States .................................................     $    1.43       $    1.64       $    1.49       $    1.85

      Foreign:
             Far East ...............................................     $    2.05       $    1.97       $    2.00       $    1.99

             Other ..................................................     $    1.21       $    1.65       $    1.14       $    1.77

                Total Foreign .......................................     $    1.97       $    1.96       $    1.94       $    1.97

                                                                         ----------------------------------------------------------
      Worldwide .....................................................     $    1.64       $    1.76       $    1.66       $    1.89
                                                                         ==========================================================




(a)   Includes production sharing agreements on a gross basis.
(b) Excludes volumes of The UNO-VEN Company. The 1994 volumes have been restated to exclude The UNO-VEN Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Unocal's net earnings for the third quarter of 1995 were $59 million, or 20 cents per common share, compared with $70 million, or 25 cents per common share, in the third quarter of 1994. For the first nine months of 1995, net earnings were $211 million, or 75 cents per common share. This compared with a nine-month net loss of $85 million, or 46 cents per common share, for 1994. The comparability of the company's reported earnings for these periods was affected by the following special items:



                                                                                 For the Three Months          For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                ----------------------------------------------------

    Millions of dollars                                                          1995          1994           1995             1994
    -------------------------------------------------------------------------------------------------------------------------------

    Special items:
    Cumulative effect of accounting change .............................         $--            $--            $--            $(277)
    Write-down of investment and provision for abandonment
       and remediation of the Guadalupe oil field ......................          --             (4)            --              (31)
    Florida and Alaska OCS settlement ..................................          18             --             18               --
    Environmental provision ............................................          (1)            (4)           (19)              (5)
    Litigation provision ...............................................          (5)            --            (17)             (17)
    Mesa settlement ....................................................          --             --             --               24
    Asset sales ........................................................           1             11             38               13
    Write-down of assets ...............................................          --             (2)           (10)              (6)
    Other ..............................................................          (4)            --             (4)              --
    -------------------------------------------------------------------------------------------------------------------------------
       Total ...........................................................         $ 9           $  1           $  6            $(299)



Excluding the special items, third quarter 1995 net operating earnings were $50 million, or 17 cents per common share, compared with $69 million, or 25 cents per common share, in the third quarter of 1994. The 1995 year-to-date earnings, excluding special items, were $205 million, or 72 cents per common share, compared with $214 million, or 77 cents per common share, a year ago. Both the quarter and the nine-month 1995 results reflected lower worldwide natural gas prices and crude oil production, as well as depressed refined product margins in the West Coast markets. On the positive side, both periods had the benefits of higher average worldwide crude oil sales prices and increased refined product sales. The year-to-date results also reflected higher agricultural product sales.

The nine-month 1995 consolidated revenues were $6.2 billion, up from $5.98 billion for the same period last year. The increased revenues were primarily due to higher sales volumes of certain refined products and significantly improved prices and higher volumes for nitrogen-based fertilizers. These increases were partially offset by lower domestic natural gas prices.

Petroleum exploration and production. Third quarter earnings for 1995 totaled $98 million, compared with $122 million in 1994. Earnings for the nine-month period of 1995 were $312 million, compared with $292 million in 1994. The 1995 third-quarter and nine-month earnings included special items consisting of a one-time benefit from a $34 million pretax settlement to recover lease bonus and rentals relating to Outer Continental Shelf leases offshore Florida and Alaska, and the effects of asset sales. In addition, nine-month 1995 earnings included special items consisting of asset write-downs. Third quarter and nine-month 1995 earnings excluding special items were $81 million and $294 million, respectively. Both the third quarter and nine months 1994 periods included special items consisting of asset sales and charges for the Guadalupe oil field. Excluding these special items, third quarter and nine-month 1994 earnings were $116 million and $315 million, respectively.

The lower operating earnings for both the quarter and nine months of 1995 reflected lower average worldwide natural gas sales prices and crude oil production. However, both periods benefited from higher average worldwide crude oil sales prices and increased natural gas production from the Gulf of Mexico. The nine-month results also reflected lower domestic operating expense and foreign exploration expense.

REFINING AND MARKETING. This segment includes the results of 76 Products Company, Unocal's West Coast refining and marketing unit, and other marketing operations. The 76 Products Company recorded earnings of $6 million in the third quarters of both 1995 and 1994. For the first nine months of 1995, 76 Products Company reported a loss of $17 million, compared with earnings of $27 million in 1994. While there were no special items recorded during 1995, the 1994 results included special items consisting of asset write-downs, an environmental provision, and the effect of asset sales. Excluding the special items, the third quarter and nine-month 1994 earnings were $10 million and $34 million, respectively.

The lower 1995 operating earnings, especially for the nine-month period, reflected lower refined product margins in the West Coast markets primarily due to a refinery turnaround in the first quarter. Partially offsetting these decreases were increased refined product sales volumes and lower operating and selling expenses.

GEOTHERMAL. Third quarter 1995 earnings were $7 million, compared with $11 million in 1994. Nine-month earnings were $22 million in 1995, compared with $25 million in 1994. Excluding a gain from the sale of a small interest in the Indonesian geothermal operations, this year's third quarter and nine-month earnings were $5 million and $15 million, respectively. The earnings were adversely affected by discretionary electrical generating curtailments by the public utility at The Geysers in Northern California, which ended during the third quarter, and lower generation at MakBan in the Philippines. The segment also benefited from higher Indonesia earnings as the company continues to expand and develop its activities.

DIVERSIFIED BUSINESSES. This group consists of the company's agricultural products, carbon and minerals, and real estate operations; and the company's equity interests in various pipelines and The UNO-VEN Company. Third quarter 1995 earnings were $32 million, compared with $31 million in 1994. The nine-month 1995 earnings were $156 million, compared to $104 million last year. The nine-month 1995 results benefited from significant increases in nitrogen fertilizer sales prices and volumes and higher carbon earnings. The third quarter 1995 earnings were impacted by lower lanthanide earnings and costs associated with the start-up of the Kennewick, Washington, fertilizer manufacturing plant and the turnaround at the Kenai, Alaska, plant. Offsetting these negative factors were the continuing strong sales prices in both the domestic and export markets.

Earnings for the first two quarters of 1995 were higher than the third quarter due to the seasonality of the agricultural products market.

CORPORATE AND OTHER. This category includes administrative and general expense, net interest expense, environmental and litigation expense and other unallocated items. Third quarter and nine-month 1995 expenses were $84 million ($74 million excluding special items) and $263 million ($239 million excluding special items), respectively. For the third quarter and nine-month 1994 periods, expenses were $101 million ($98 million excluding special items) and $265 million ($271 million excluding special items), respectively. Special items for each reporting period included provisions for environmental remediation and litigation. The special items for the nine months of 1995 included a $16 million gain from the sale of the process, technology and licensing (PTL) business and a $4 million charge for a deferred tax adjustment. For the same period of 1994, special items included a $24 million gain from the settlement of the Mesa lawsuit.

The reductions principally reflected lower administrative and general expense and benefits from California tax credits earned as a result of the capital investment required to begin manufacturing reformulated gasolines (RFG) to specifications set by the Federal Environmental Protection Agency and the California Air Resources Board (CARB).

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first nine months of 1995, cash flows from operating activities, including working capital changes, were $676 million, down from $855 million in 1994. The decrease was primarily due to reduced operating earnings.

Proceeds from asset sales were $130 million for the first nine months of 1995, compared to $136 million in the same period a year ago. The 1995 proceeds were mainly from the sale of nonstrategic oil and gas properties and the sale of the PTL business.

Capital expenditures for the nine months of 1995 totaled $967 million, compared with $839 million a year ago. The increase primarily reflected construction at both the Los Angeles and San Francisco refineries to prepare for manufacturing RFG as well as development in the Gulf of Mexico.

Consolidated working capital at September 30, 1995 was $412 million, an increase of $141 million from the 1994 year-end level of $271 million. The company's total debt was $3,902 million, an increase of $436 million from the year-end 1994 level. Of the total increase, $132 million was due to the 1995 classification of debt-related currency swaps as required by new financial accounting standards. See Notes 8 and 9 to the consolidated financial statements for additional information.

ENVIRONMENTAL MATTERS

At September 30, 1995, the company's reserve for environmental remediation obligations totaled $227 million, of which $97 million was included in other current liabilities. During the first nine months of 1995, cash payments of $69 million were applied against the reserves and an additional $34 million in liabilities was recorded to the reserve account, primarily due to changes in estimated future remediation costs for numerous sites. At year-end 1994, Unocal reported 60 sites where it had received notification from the federal
Environmental Protection Agency that the company may be a potentially responsible party (PRP). In addition, various state agencies and private parties had identified 30 other sites that may require investigation and remediation. During the first nine months of 1995, 11 sites were added to the list and 32 sites were removed, resulting in a total of 69 sites. The company removed the 32 sites from its list of PRP sites in the third quarter because there was no evidence of potential liability and there had been no further indication of liability by government agencies or third parties at these sites for at least a 12 month period. Of the total 69 sites, the company has denied responsibility at 2 sites and at another 14 sites the company's liability, although unquantified, appears to be de minimis. The total also includes 24 sites which are under investigation or in litigation, for which the company's potential liability is not presently determinable. Of the remaining 29 sites, where probable costs can be reasonably estimated, a reserve of $32 million was included in the total environmental reserve as of September 30, 1995.

FUTURE ACCOUNTING CHANGE

In the fourth  quarter of 1995,  the company  will adopt  Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". The after-tax charge for impairment of oil and gas properties and other operating assets is estimated to approximately $50 million.

OUTLOOK

In August, the company and Torch Energy Advisors Incorporated (Torch) reached an agreement in principle on the sale price for the company's crude oil and natural gas holdings in California. The company and Torch are continuing negotiations toward a final agreement. The company expects to receive more than $500 million in cash from the sale of the properties if an agreement is reached. The company could potentially receive additional payments that are contingent upon the price per barrel received by Torch from the properties' future oil production. The sale is not expected to have a material effect on the company's future operating earnings.

Hurricane Opal threatened off-shore platforms in the Gulf of Mexico in October, resulting in the shut-in of production. Consequently, the company may report lower natural gas production for the fourth quarter.

In October, Unocal entered into agreements with Circle K Corporation, pursuant to which Circle K will sell Unocal 76-branded gasoline at approximately 400 convenience store sites in Arizona. In addition, Unocal will supply its gasoline to approximately twenty Circle K sites in the Las Vegas, Nevada, market and the parties will jointly develop eight new service station/convenience store sites in the Las Vegas area.

In November, the company entered into an agreement with Oklahoma City-based Devon Energy Corporation for the sale of the company's 80 percent working interest in the Worland oil and gas field and a natural gas plant in Wyoming for $51 million.

Typhoon Angela struck the island of Luzon in the Philippines during the first week in November, damaging the National Power Corporation of the Philippines'
(NPC) transmission facilities throughout central and southern Luzon and the power plants near Tiwi. The company and NPC are currently assessing the damages and steps to be taken to bring NPC's power plants back on-line. Consequently, the company anticipates that generation at Tiwi will be curtailed for the remainder of the year.

Modifications to the company's refineries to prepare for manufacturing RFG, as required by CARB specifications, are nearly complete, and the actual costs will total less than $400 million, approximately $50 million less than originally estimated.

The company will continue to be affected by the uncertainty and volatility of crude oil and natural gas prices. Striving to further reduce operating expenses and corporate administrative and general expense is an ongoing objective for the company.



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

1.   In the litigation  previously  reported as Forty Niner Truck Plaza Inc., et
                                                --------------------------------
     al. v. Unocal Corporation,  et al., No. 531830 in California Superior Court
     ---------------------------------
     for Sacramento County, the trial court denied the company's Motion for Judgment Notwithstanding the Verdict but granted the Motion for a New Trial. The Orders were entered on August 21, 1995.

2. In a matter previously reported concerning claimed NPDES permit violations at platforms operated by Unocal in the Cook Inlet, the Environmental
     Protection Agency and Greenpeace cases have been settled. The company's settlement payments are $134,000 in civil penalties to the EPA; $499,000 to Greenpeace; and $36,524 to the Trustees for Alaska as payment for Unocal's share of attorney's fees.

ITEM 5.   OTHER INFORMATION

The principal executive offices of Unocal are located at 1201 West Fifth Street, Los Angeles, California 90017, and the telephone number at that address is (213) 977-7600. On and after November 27, 1995, the principal executive offices will be located at 2141 Rosecrans Avenue, Suite 4000, El Segundo, California 90245, and the telephone number at that address will be (310) 726-7600.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

11 Unocal Corporation statement regarding computation of earnings per common share for the three months ended September 30, 1995 and 1994 and for the nine-month periods ended September 30, 1995 and 1994.

12.1 Unocal Corporation statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 1995 and 1994.

12.2 Unocal Corporation statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1995 and 1994.

12.3 Union Oil Company of California statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 1995 and 1994.

27     Financial  data   schedule for the nine months ended  September 30,  1995
       (included   only  in the copy of this  report filed  electronically  with the Commission).

(B)  REPORTS ON FORM 8-K

During the third quarter of 1995:

1. Current Report on Form 8-K dated and filed July 24, 1995, for the purpose of reporting, under Item 5, Unocal's 1995 second quarter and six months earnings.

2. Current Report on Form 8-K dated and filed August 29, 1995, for the purpose of reporting, under Item 5, Unocal's pending sale of its California properties.

During the fourth quarter of 1995 to the date hereof:

1. Current Report on Form 8-K dated and filed October 26, 1995, for the purpose of reporting, under Item 5, Unocal's 1995 third quarter and nine months earnings.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNOCAL CORPORATION
                                              (Registrant)






Dated: November 8, 1995                    By:  /s/ CHARLES S. MCDOWELL
                                                -----------------------
                                                 Charles S. McDowell,
                                                 Vice President and Comptroller