Form 10-Q/A
period 1995-09-30
UNOCAL CORP
filed 1995-11-09
CIK 716039

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

FUTURE ACCOUNTING CHANGE


In the fourth  quarter of 1995,  the company  will adopt  Statement of Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of". The after-tax charge for impairment of oil and gas properties and other operating assets is estimated to be approximately $50 million.


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


                     -------------------------------------



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           UNOCAL CORPORATION
                                              (Registrant)






Dated: November 9, 1995                    By:  /s/ CHARLES S. MCDOWELL
                                                -----------------------
                                                 Charles S. McDowell,
                                                 Vice President and Comptroller