Form 10-K
period 1995-12-31
UNOCAL CORP
filed 1996-03-29
CIK 716039

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

         X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1995
                                    -----------------

                         Commission file number 1-8483
                               UNOCAL CORPORATION
             (Exact name of registrant as specified in its charter)
          DELAWARE                                    95-3825062
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)                Identification No.)

 2141 ROSECRANS AVENUE, SUITE 4000, EL SEGUNDO, CALIFORNIA  90245
          (Address of principal executive offices)    (Zip Code)

      Registrant's telephone number, including area code:  (310) 726-7600

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
Common Stock, par value $1.00 per share    New York Stock Exchange
                                           Chicago Stock Exchange
                                           Pacific Stock Exchange
Preferred Stock Purchase Rights            New York Stock Exchange
                                           Chicago Stock Exchange
                                           Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X      No
                                                ----      ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 (based upon the average of the high and low prices of these shares reported in the New York Stock Exchange Composite Transactions listing for that date) was $7,869 million.

   Shares of Common Stock outstanding as of March 15, 1996:  247,860,562

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or about April 22, 1996) are incorporated by reference into Part III.

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

HISTORY AND ORGANIZATION

   Unocal Corporation was incorporated in Delaware on March 18, 1983, to operate as the parent of Union Oil Company of California (Union Oil), which was incorporated in California on October 17, 1890. Virtually all operations are conducted by Union Oil and its subsidiaries. The terms "Unocal" and "the company" as used in this report mean Unocal Corporation and its subsidiaries, except where the context indicates otherwise.

   Unocal is a fully integrated energy resources company whose worldwide operations comprise many aspects of energy production. During 1995, the company reorganized its business into the following segments in order to remain focused on its most critical business activities:

 .    EXPLORATION AND PRODUCTION - this segment is engaged in the exploration for, and the production and marketing of, crude oil, condensate, natural gas and natural gas liquids.

 .    REFINING, MARKETING AND TRANSPORTATION

     76 PRODUCTS COMPANY - this segment is principally responsible for the company's West Coast petroleum refining operations, marketing and transportation of refined petroleum products and the manufacturing and marketing of petroleum coke.

 .    GEOTHERMAL AND POWER OPERATIONS - this segment is involved in the exploration for, and the production and sale of, geothermal resources for the generation of electricity.

 .    DIVERSIFIED BUSINESSES:
     AGRICULTURAL PRODUCTS - manufactures and markets nitrogen-based fertilizers for wholesale markets to the western United States and to the Pacific Rim. CARBON AND MINERALS - produces and markets petroleum coke (other than on the West Coast), graphites, solvents and specialty minerals.
     PIPELINES - principally includes the company's equity interests in affiliated pipeline companies.
     OTHER - includes the development and sale of real estate assets and the company's equity interest in The UNO-VEN Company, a refining and marketing partnership in the midwestern United States.

   Unocal competes in a challenging business environment of global competition, political instability, rapid technological developments, volatile oil and gas prices, and rising costs of complying with environmental regulations. In order to meet these challenges, the company's focus remains on its basic businesses and core competitive strengths. In keeping with this emphasis, the company continues to sell assets that were marginally related to its core activities or that were not a good strategic fit for Unocal. In February 1996, Unocal and Nuevo Energy Company signed an asset purchase agreement for the sale of nearly all of Unocal's crude oil and natural gas producing properties in California. Torch Energy Advisors, Inc. negotiated the sale and will operate the properties on behalf of Nuevo. Proceeds from the sale will allow Unocal to reduce debt and help fund core activities in Central and Southeast Asia. The company is in the process of retaining an advisor to assist in the disposal of its oil and gas interests in the Netherlands sector of the North Sea as the company continues to shift its focus to Southeast Asia and other areas that offer greater growth opportunities.

   In February 1994, the company was granted a United States patent for reformulated gasolines that meet the 1996 California state standards for reduced emissions. Six refining companies filed suit against Unocal in April 1995 to invalidate the patent or declare it unenforceable. See Item 3-Legal Proceedings. The company intends to aggressively defend its rights under this patent.

   The company's research activities were phased out at its Brea, California facility during 1995, and routine laboratory operations and seismic data processing were outsourced. The decision to outsource was based on projected cost savings. Selected research activities are now handled by the operating segments.

   For a detailed analysis of the company's financial results and information on capital expenditures, see Management's Discussion and Analysis under Item 7 beginning on page 19 of this report.

SEGMENT AND GEOGRAPHIC INFORMATION


   Financial information relating to the company's business segments, geographic areas of operations, and sales revenues by classes of products is presented under Note 24 to the consolidated financial statements, on page 55 of this report.

PETROLEUM OPERATIONS

   Information regarding oil and gas financial data and oil and gas reserve data and its related present value of future net cash flow is presented on pages 60 through 65 of this report. During 1995, certain estimates of underground oil and gas reserves were filed with the Department of Energy under the name of Union Oil. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission.

WORLDWIDE OIL AND GAS ACTIVITIES

   Unocal conducts exploration, production and development activities, including low-risk exploration within producing areas with major operations in the United States, Thailand, Indonesia and Canada. Exploration and production operations make up approximately 48 percent of Unocal's assets, and of this, operations in the United States make up 65 percent of the current asset base. Unocal's future growth will focus principally in the foreign sector, with a concentration in the Far East. In addition, growth opportunities in the United States will focus in the Gulf of Mexico.

WORLDWIDE                                  1995    1994    1993
----------------------------------------------------------------
NET PROVED RESERVES AT YEAR END: (a)
 Crude oil and condensate - million          667     697     764
  barrels
 Natural gas - billion cubic feet          6,765   6,911   6,632
NET DAILY PRODUCTION: (a)
 Crude oil and condensate - thousand
  barrels                                    240     260     246
 Natural gas - million cubic feet          1,765   1,766   1,599
 Natural gas liquids - thousand barrels       21      22      20
NATURAL GAS SALES TO PUBLIC - MILLION      1,513   1,529   1,422
 CUBIC FEET DAILY
----------------------------------------------------------------

     (a) Includes foreign production sharing agreements on a gross basis. Natural gas is reported on a wet-gas basis; production excludes gas consumed on lease.

   The decrease in worldwide crude oil production was mainly due to natural production declines and the sale of nonstrategic domestic properties. Due to the accelerated development program initiated in 1993, worldwide natural gas production remains stable, despite the sales of domestic oil and gas producing properties.

   Operating expense decreased in 1995 due primarily to the sale of nonstrategic domestic properties and cost reductions. In 1995, average production costs per barrel of oil equivalent were $2.94, down from $3.00 and $3.40 for 1994 and 1993, respectively.

   Unocal pursues exploration opportunities and business development projects to sustain the long-term growth of the company. The company's exploration activity in high-risk, high-potential wildcat areas is limited to projects that pass rigorous geotechnical and economic review. This assures concentration of technical talent and resources on the most promising areas which have the highest potential value to the company.

UNITED STATES

EXPLORATION

   In an effort to reduce exploration risk, Unocal has formed drilling venture teams to actively solicit opportunities to farm into ready-to-drill projects in parts of Texas, Oklahoma, Louisiana and the Gulf of Mexico. The company anticipates this approach will not only reduce risk, but will also put cash to work more efficiently, offer cash flow recovery and provide upside potential if energy prices rise.

   The company holds approximately 1.2 million net acres of unproved lands in the United States. Most of these lands are located in Alaska, Louisiana, Texas, California and New Mexico. Unproved acreage in federal offshore exploration and production areas is included in the contiguous states.

   Unocal concentrates its domestic exploration activities in the Gulf of Mexico. The company foresees exploration potential along the entire Louisiana Coast. In 1996, Unocal has plans to drill 16 offshore exploration wells and 4 onshore Texas/Louisiana coast wells. The company is also planning 24 development wells and 141 recompletions. Unocal has recently leased eight deep-water blocks in a lease sale. The company has acquired 3-D surveys for use in evaluating exploration potential near existing fields. In the past, these types of surveys have identified opportunities which resulted in increased production.

PRODUCTION

   The company holds approximately 815,000 net acres of proved lands in 19 states. Most of these lands are located in Texas, Louisiana, California, Alaska, Oklahoma, and New Mexico. Proved acreage in federal offshore exploration and production areas is included in the contiguous states.

   Unocal's domestic crude oil production comes principally from fields in Alaska (32%), California (23%), Texas (19%) and Louisiana (21%). Approximately 43% of domestic natural gas production is from offshore and onshore fields in Louisiana, with most of the balance coming from Texas (26%), Alaska (13%), New Mexico (4%), Oklahoma (3%) and California (2%).

   Unocal has varying ownership interests in 21 natural gas processing plants located near major gas fields in the United States. Of the 21 natural gas processing plants, interests in 3 are included in the expected sale of the California oil and gas producing properties. The company operates 11 of these plants and has full ownership in four. Nineteen of the 21 processing plants were active in 1995.

UNITED STATES                              1995    1994    1993
----------------------------------------------------------------
NET PROVED RESERVES AT YEAR END:(a)
 Crude oil and condensate - million          387     419     483
  barrels
 Natural gas - billion cubic feet          3,261   3,580   3,727
NET DAILY PRODUCTION:(a)
 Crude oil and condensate - thousand         125     137     148
    barrels
 Natural gas - million cubic feet          1,103   1,095     952
 Natural gas liquids - thousand               16      16      15
    barrels
NATURAL GAS SALES TO PUBLIC - MILLION        882     873     752
 CUBIC FEET DAILY
----------------------------------------------------------------

     (a) Natural gas is reported on a wet-gas basis; production excludes gas consumed on lease.

   The decline in crude oil and condensate production reflects the sale of nonstrategic oil and gas producing properties and natural production decline. The company expects oil and gas production to further decline in 1996 due to the sale of its California oil and gas producing properties anticipated to be completed in April 1996. Domestic natural gas production in 1996 is expected to be 58% of the company's total production with most coming from the Louisiana/Gulf Coast area. Even though Unocal's 1995 domestic natural gas production remained at about the same level as 1994, production in the Gulf of Mexico has increased over 30 percent since 1993.

   Most of the company's crude oil produced in the United States is sold to third parties. A substantial portion of the natural gas produced domestically is sold to third parties under contracts having terms of less than two years. The company believes that it has sufficient production capacity in the U.S. to meet the contracted deliveries. Another significant portion of the domestic gas production is sold to third parties in the spot market. The remainder is primarily used in the company's agricultural products manufacturing operations or as fuel in its refineries.

FOREIGN

EXPLORATION

   Unocal pursues oil and gas exploration and development opportunities overseas, primarily in Thailand, Azerbaijan, Myanmar and Indonesia. Unocal is also pursuing oil and gas exploration and development opportunities in Turkmenistan, Pakistan, China and Vietnam.

   THAILAND. Considerable exploration potential still exists in the Gulf of Thailand. Natural gas markets for electricity generation are projected to grow by 50 percent by the year 2000 and double by 2010.

   During 1995 and early 1996, Unocal drilled 29 exploration, appraisal and delineation wells, of which 22 were successful. This program has extended the limits of currently producing fields, proved commerciality of the Pladang and Trat fields and delineated the Pailin field. Further drilling is expected to take place in Pailin in 1996, subject to the signing of the Pailin gas sales agreement, to extend the field to the north and potentially increase the ultimate daily contract quantity.

   AZERBAIJAN. Unocal is part of an international consortium participating in the development of three oil fields in the Caspian Sea offshore Azerbaijan. In October 1995, the consortium announced two pipeline routes for the export of initial oil production from Azerbaijan to the Black Sea. The success of the initial oil program will help determine the feasibility of full field development. A delineation drilling program, scheduled for completion in 1997, will help determine proved reserves in the three fields. Unocal holds a 9.5 percent interest. Significant issues remain to be resolved, including contractual agreements and the routing and construction of a new export pipeline, before full field development can begin.

   MYANMAR. During 1996, a major focus of capital spending will be the Yadana project offshore Myanmar of which Unocal holds a 28.26 percent interest. This natural gas project, which is expected to include four offshore platforms, should begin operations by mid-1998. When fully developed, estimated gross production is expected to reach 650 million cubic feet of natural gas per day in 1999. Most of the Yadana natural gas production will be shipped by pipeline to an electric power plant southwest of Bangkok, Thailand.

   In March 1996, a potentially significant new gas field was discovered about six miles south of the Yadana field. Further studies are under way to prove the commerciality of the new discovery. The discovery could be produced through the Yadana platform complex currently under construction.

   INDONESIA. Oil and gas production has been revitalized in Indonesia as a result of a successful exploration and development program. Since December 1993, when the current exploration phase started, Unocal drilled 25 exploration, delineation and appraisal wells, of which 15 were successful. Fifteen of these wells were drilled in 1995, with nine successes.

   The Company conducted an extensive exploration 3-D seismic program in 1995 and another program is planned for early 1996. An aggressive exploration and delineation drilling program is also planned for 1996, which will use drilling technology developed by the company to drill as many as 30 wells in one year. The company will continue to seek new production sharing agreements in Indonesia.

PRODUCTION

   Unocal has oil and gas production in six foreign countries: Thailand, Indonesia, Canada, the Netherlands, United Kingdom and Zaire. Overseas, Unocal is the operator in each of these countries except Zaire. The company sells most of its foreign natural gas production to third parties under long-term contracts. The crude oil and condensate produced overseas are primarily sold at spot market prices to third parties.


FOREIGN                                    1995    1994    1993
----------------------------------------------------------------
NET PROVED RESERVES AT YEAR END: (a)
 Crude oil and condensate - million          280     278     281
  barrels
  Natural gas - billion cubic feet         3,504   3,331   2,905
 NET DAILY PRODUCTION: (a)
   Crude oil and condensate - thousand       115     123      98
    barrels
   Natural gas - million cubic feet          662     671     647
   Natural gas liquids - thousand barrels      5       6      5
 NATURAL GAS SALES TO PUBLIC - MILLION
 CUBIC FEET DAILY                            631     656     670
----------------------------------------------------------------

     (a) Includes production sharing agreements on a gross basis. Natural gas is reported on a wet-gas basis; production excludes gas consumed on lease.

   THAILAND. Natural gas and condensate production began in Thailand in 1981 and is Unocal's primary gas producing area outside the United States. Unocal and its partners have spent more than $3.9 billion developing the offshore gas fields. In 1996, the Company expects to spend approximately $160 million on projects that will allow gross production to remain at 950 million cubic feet of gas per day, once a second pipeline becomes operational.

   Gross natural gas production averaged about 720 million cubic feet (mmcf) per day (466 mmcf net to Unocal) in 1995. Construction of the Petroleum Authority of Thailand's (PTT) second pipeline is expected to be completed by mid-1996. This second pipeline should allow Unocal to increase its net gas production from 466 mmcf per day in 1995 to 550 in 1996 and to 655 in 1998, mainly attributable to the Jakrawan, Funan and Gomin fields. Unocal's net working interests in all eight producing fields average 65 percent.

   The company is negotiating a separate gas sales agreement related to the development of the Pailin field where gross reserves may exceed one trillion cubic feet. Production from Pailin should start in 1998 at a gross rate of 150 million cubic feet per day and may peak at a rate of 250 million cubic feet per day by 1999. Unocal's share in this field is 35 percent.

   Unocal's future development plan in the Gulf of Thailand calls for delineation and additional development of the eight fields operated by Unocal under the existing gas sales contracts and the new Pailin field. For the next four years, the company plans to drill nearly 380 wells and install 32 additional production platforms. Estimated gross capital expenditures over the four year period are $1.0 billion ($632 million net for Unocal).

   Natural gas demand in Thailand is expected to continue its active growth over the next 10 to 15 years, providing a market for increased production from the Gulf of Thailand.

   Unocal's natural gas production in Thailand is sold under long-term contracts. The contract prices are based on formulas that allow prices to fluctuate with market prices. The company has typically supplied more natural gas to PTT than is called for in the daily contract quantity provisions of its sales contracts. In any event, the company's obligation to deliver gas to PTT is limited to the available economic production from its properties in Thailand.

   INDONESIA. Unocal operates seven producing oil and gas fields. Discoveries and extensions have increased production to the highest levels in more than a decade. Net production in 1995 averaged about 68,000 barrels of oil and 179 mmcf of natural gas per day.

   During 1995, the Seguni field was discovered and is expected to begin production early in 1996 from four wells at about 10,000 barrels of oil per day. The time from discovery to production is expected to be significantly reduced at this field, due to an innovative early production system. Further delination of this field is planned for 1996. In 1997, the Santan field is expected to start production, and the company is also planning a waterflood project in the Attaka field, which has already produced over 500 million barrels of crude oil.

   CANADA. Net crude oil production averaged 13,900 barrels per day in 1995, down from 14,600 barrels per day in 1994. The decrease was due to natural production declines in mature fields and the sale of the Kidney field. Partially offsetting the decrease was the purchase of an additional working interest in the Virginia Hills unit.

   Unocal Canada operates the Aitken Creek natural gas storage facility in Northern British Columbia and has a working interest of approximately 94 percent. During 1995, fixed-price seasonal contracts were negotiated and resulted in the company receiving prices for winter sales which are currently averaging 30 to 35 percent more than the spot market. The contracts provide take-or-pay protection for the company.

   NETHERLANDS. Daily gross oil production from Unocal's five offshore fields averaged 14,000 barrels in 1995, up 6,100 barrels from 1994. Unocal holds an 80 percent working interest in all five fields. Gross natural gas production was 19 mmcf per day from two offshore gas fields. Unocal holds a 46 percent working interest in both fields. The company is currently pursuing advice to assist in the disposal of oil and gas interests in the Netherlands sector of the North Sea.

   UNITED KINGDOM. Gross production from the Heather field averaged 6,400 barrels of oil per day in 1995, down 15 percent from a year ago. The field is approaching the end of its production life and the company expects to abandon the field within the next few years. Unocal holds a 31.25 percent interest in this field.

   ZAIRE. Gross production from five fields averaged 19,600 barrels of oil per day in 1995, compared with 18,100 barrels per day in 1994. Production from new fault blocks accounted for the increase in production. Unocal holds a 17.7 percent interest in these fields.

   In light of the changing political climates and relationships between international oil companies and host governments in the foregoing countries and other parts of the world, including changes in posted or tax-reference prices for crude oil, increases in tax rates (sometimes retroactive) and demands for increased participation in the ownership of operations, there could be changes in the status of Unocal's exploration and production activities in these and other foreign countries during the coming years.

OIL AND GAS ACREAGE
                                 As of December 31, 1995
                                  (thousands of acres)
                         ------------------------------------------
                           Proved Acreage      Prospective Acreage
                         -----------------   ----------------------
                         Gross      Net         Gross         Net
                         ------   --------   ------------   -------
         United States    1,197        815          1,562     1,218
         Far East           417        257         11,754     6,930
         Other Foreign      262        141          4,978     1,834
                          -----      -----         ------     -----
           Total          1,876      1,213         18,294     9,982
                          =====      =====         ======     =====


 PRODUCIBLE OIL AND GAS WELLS

                                  As of December 31, 1995
                          -----------------------------------------
                                 Oil                   Gas
                          -----------------   ----------------------
                          Gross      Net         Gross         Net
                          ------   --------   ------------   -------
         United States    5,514      3,740          1,827       881
         Far East           221        155            398       295
         Other Foreign    1,253        502            106        66
                          -----      -----         ------     -----
           Total          6,988      4,397          2,331     1,242
                          =====      =====         ======     =====

   The company had 143 gross and 91 net producible wells with multiple completions.


DRILLING IN PROGRESS

                                   As of December 31, 1995
                                   -----------------------
                                     Oil and Gas Wells
                                   -----------------------
                                    Gross          Net
                                   -------        --------
        United States                   34              18
         Far East                       85              56
         Other Foreign                   5               2
                                     -----          ------
           Total                       124              76
                                     =====          ======


   The company had one waterflood project in process of installation at December 31, 1995.



NET OIL AND GAS WELLS COMPLETED AND DRY HOLES

                          Productive              Dry
                      ------------------   ------------------
                      1995   1994   1993   1995   1994   1993
                      ----   ----   ----   ----   ----   ----
     Exploratory
      United States     15      7      9     11     10     11
      Far East           7      9      4      7      3      3
      Other Foreign      3      4      1      5      6      4
                      ----   ----   ----   ----   ----   ----
       Total            25     20     14     23     19     18
                      ====   ====   ====   ====   ====   ====

     Development
      United States    113    137    164      5      2      7
      Far East          38     50     60      -      4      4
      Other Foreign     32     19     17      1      4      2
                      ----   ----   ----   ----   ----   ----
       Total           183    206    241      6     10     13
                      ====   ====   ====   ====   ====   ====

REFINING, MARKETING AND TRANSPORTATION -- 76 PRODUCTS COMPANY

   This business segment is principally responsible for the company's West Coast petroleum refining operations, marketing and transportation of refined petroleum products and the manufacturing and marketing of petroleum coke.

REFINING

   The company owns three refineries in California that are operated by 76 Products Company, which carries out the company's refining and marketing activities. The refineries manufacture a complete line of high-quality petroleum products, including automotive gasoline, jet and turbine fuels, kerosene, diesel oils, automotive and industrial lubricating oils and petroleum coke. Green petroleum coke, a by-product of refining operations, is calcined for use in aluminum production and other industrial applications. Green coke is also used as a fuel. Calcining plants are located adjacent to the Santa Maria and San Francisco refineries.

   Rated capacities of crude oil processing units for the refineries are summarized below:

Refinery                                               Barrels Per Day
----------------------------------------------------   ---------------

         Los Angeles-Wilmington and Carson plants              130,000
         San Francisco                                          77,000
         Santa Maria                                            44,000

   The Santa Maria refinery produces unfinished products for further processing at the company's Los Angeles and San Francisco refineries.

   Upgrades to the Los Angeles and San Francisco refineries are now complete and higher valued products are being produced along with the new reformulated gasolines (RFG) required by the California Air Resources Board. RFG must be sold at the retail level by June 1, 1996. The major construction at the refineries required to manufacture RFG was completed over a three-year period at a cost of approximately $400 million, $50 million under budget.

   The company's input to crude oil processing units and refinery production data are shown below:

Thousand barrels per day                   1995   1994   1993
-------------------------------------------------------------
Input to crude oil processing units:
   Crude oil                                203    218    205
   Other materials                           10     13     12
                                           ----   ----   ----
     Total                                  213    231    217
                                           ====   ====   ====

Refinery production:
   Gasoline                                 110    115    113
   Jet fuel, kerosene and heating oil        24     21     22
   Diesel fuel                               38     35     28
   Other products (lubricants, gas           62     78     71
    oils, etc.)                            ----   ----   ----
     Total                                  234    249    234
                                           ====   ====   ====

   The decrease in refinery production in 1995 was primarily due to extended scheduled maintenance at the refineries early in the year.

MARKETING

   The company markets gasoline and other refined petroleum products in the western United States under the "Unocal 76" trade name. Gasoline is marketed, directly or through marketers, to consumers at retail service stations, while jet fuels, diesel fuel, lube oil and heavy fuel oil are marketed to commercial users. A significant majority of retail outlets, including locations owned and leased by the company, are operated by independent dealers. The retail outlets also sell branded tires, batteries and other automobile accessories. Unocal currently operates about five percent of the retail outlets and is working toward operating between 20 to 25 percent.

   Unocal's retail marketing covers six western states: California, Arizona, Nevada, Hawaii, Washington and Oregon. The company has an approximate 13.6 percent market share in the greater Los Angeles metropolitan area, which is one of the world's largest and most competitive regional gasoline markets. The West Coast marketing network includes about 1,300 branded retail outlets (1,100 of which are in California) and 13 proprietary terminals.

   The company will continue to expand its marketing operations at retail outlets with the addition of new businesses to certain existing locations, such as FastBreak convenience stores, ProWash car washes, AutoPulse car maintenance services and quick-service restaurants. The company is also working to increase gasoline retail sales volumes by installing credit card readers at the dispensers and reconfiguring the service islands. In February 1996, Unocal entered into a strategic alliance with Fleetman, Inc. to market Fuelman Fleet Cards and also signed a Memorandum of Understanding with Southern Counties Oil Company/Cardlock Fuels System which could lead to joint construction, development and operation of unattended commercial fueling facilities throughout California. These agreements position the company as a leader in the West Coast commercial fleet fuel business.

   The company is actively pursuing joint ventures and alliances in order to improve its standing in markets outside California and Hawaii. In October 1995, Unocal and Circle K Corporation (Circle K), one of the nation's leading convenience store operators, signed a branding/licensing agreement for more than 400 Circle K sites in the Phoenix and Tucson, Arizona markets. In addition, Unocal expects to brand and supply 20 existing Circle K sites in Las Vegas, Nevada and the two companies plan to co-develop new service stations/convenience store sites in the Las Vegas area. In February 1996, Tosco Corporation, a petroleum refiner and marketer, announced that it had entered into a merger agreement with Circle K.

   The company's sales volumes of refined products are as follows:

Thousand barrels per day                   1995   1994   1993
-------------------------------------------------------------

Gasoline                                    145    133    129
Jet fuel, kerosene and heating oil           35     30     27
Diesel fuel                                  45     37     32
Other products (lubricants, gas oils,        44     52     46
 etc.)                                     ----   ----   ----
   Total                                    269    252    234
                                           ====   ====   ====

   The increase in 1995 refined product sales volumes compared with 1994 is primarily related to the outside purchase and resale of refined products to other than retail customers.


TRANSPORTATION

   The 76 Products Company has various interests in West Coast pipelines, through which crude oil production and purchases are transported to the company's refineries or to selling locations.

   At year-end 1995, the company's marine fleet consisted of one crude oil tanker and two refined product tankers. The company also has an extensive fleet of product tank trucks.

GEOTHERMAL AND POWER OPERATIONS

   This segment is involved in the exploration for and the production and sale of geothermal resources for the generation of electricity. Unocal is the world's largest supplier of geothermal energy for power generation, with major operations in California, the Philippines and Indonesia. The production of geothermal resources for power generation has been a core business for Unocal for a quarter of a century. Unocal holds over 100 geothermal patents in five countries. The company currently supplies geothermal energy for about 1,850 megawatts of installed generating capacity worldwide. Capital expenditures are expected to more than double to $110 million in 1996, focusing on projects in Indonesia.

   In November 1994, Unocal signed amended agreements with PERTAMINA, the Indonesian state energy company, and PLN, Indonesia's state utility, to develop and produce the Gunung Salak geothermal resource and to build and operate three new 55-megawatt electrical generating plants at the field on Java. These plants in addition to a third new 55-megawatt plant being built by PLN are expected to begin operation mid-1997. PLN operates two 55-megawatt electrical generating power plants that began operation during late 1994. When fully operational, the six electrical generating power plants will have a combined capacity of 330 megawatts (100 million barrels of oil equivalent over a project life of 30 years). The company will provide steam to all six of the Salak power plants and sell the electricity generated by the three plants to PLN.

   During 1995, in the Sarulla contract area on the island of Sumatra in Indonesia, a discovery well was drilled that indicated a highly productive geothermal resource. The slimhole well tested sufficient steam to fuel 23 megawatts of generating capacity. The company, which holds a 90 percent interest in the contract area, is continuing additional resource delineation to confirm commerciality of the field. Exploration of the 240,000-acre tract is being conducted under a 1993 contract signed with PERTAMINA, Indonesia's state oil and gas company. The contract calls for Unocal to explore for, appraise and develop geothermal resources of up to 1,000 megawatts (315 million barrels of oil equivalent over a project life of 30 years). If further drilling confirms the existence of commercially exploitable resources, Unocal will also build and operate power plants with the first of these scheduled to begin power generation in 1999 under an energy sales contract with PLN. The company expects to conduct additional exploration work at Sarulla.

   Unocal has been involved in the exploration and development of geothermal resources in the Philippines since 1971. The company operates the Tiwi and Mak-Ban geothermal fields which commenced production in 1979. In 1995, the Philippine National Power Corporation (NPC) selected Unocal as a strategic partner in NPC's privatization efforts. The company will participate in the rehabilitation of the 330-megawatt Tiwi and 330-megawatt Mak-Ban power plants. Unocal expects to participate in the ownership and operation of both the geothermal resource and power plants.

   Unocal has operated The Geysers, a dry-steam reservoir in Northern California, since 1967. The geothermal steam produced is purchased by a public utility for power generation. In 1996, the company is scheduled to begin a project to inject waste water from municipal treatment plants to recharge the reservoir. This injection project should increase the productivity and extend the life of this mature steam field.

   Below are geothermal reserves and operating data:

                                                            1995      1994      1993
                                                        ------------------------------
Net proved geothermal reserves at year end:
 - billion kilowatt-hours                                      144       143       125
 - million equivalent oil barrels                              216       215       188
Net daily production
  - million kilowatt-hours                                      16        21        20
  - thousand equivalent oil barrels                             24        31        30
Net geothermal lands in acres
  - proved                                                  20,240    20,240    20,249
  - prospective                                            457,380   457,380   457,943
Net producible geothermal wells                                260       261       266

   The lower net daily production in 1995 was due to seven months of discretionary curtailments at The Geysers by the public utility due to an abundant supply of low cost hydro-power available from record rainfalls and depressed natural gas prices. Steam production was lower in the Philippines due primarily to damage to the Tiwi facilities caused by a November typhoon. Increased production from Indonesian operations partially offset these decreases.

   The present value of future net cash flows from proven geothermal reserves at year-end 1995 was $555 million. The net future cash flows are based on estimated future revenues less future development and production costs and income taxes. A 10 percent discount factor was used in calculating the present value. Estimated future revenues are based on estimated generation of electricity from proved reserves from existing and new facilities under development and on actual prices for geothermal steam pursuant to long-term service and energy sales contracts at year-end. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax is computed by applying the appropriate year-end statutory tax rates to pretax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

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


DIVERSIFIED BUSINESSES

AGRICULTURAL PRODUCTS

   The Agricultural Products business unit manufactures and markets nitrogen-based fertilizers for wholesale markets to the western United States and to the Pacific Rim.

   Unocal's largest fertilizer manufacturing facility, located in Kenai, Alaska, produces ammonia and urea for agricultural applications using natural gas as feedstock. The natural gas comes primarily from nearby Unocal-operated fields. This manufacturing operation is supported by a system of West Coast terminals and product upgrading plants in Kennewick, Washington and West Sacramento, California.

   In 1995, Agricultural Products benefited from significant increases in ammonia and urea products sales prices primarily due to high demand in international markets. This was partially offset by higher manufacturing costs due to start-up expenses associated with an ammonia plant located in Finley, Washington. Plant improvements were completed and production began in December 1995. Production from the Finley plant is targeted for domestic markets which will allow more of the Kenai, Alaska facility's marketable production of ammonia and urea to target international markets.


CARBON AND MINERALS

   The Carbon and Minerals business unit produces and markets petroleum coke (outside the West Coast), graphites, solvents, and specialty minerals.

   Green petroleum coke, a by-product of refining operations, is calcined for use in aluminum production and other industrial applications. Green coke is also sold in the United States and overseas as fuel. A calcining plant is located adjacent to The UNO-VEN Company's (UNO-VEN) Chicago Refinery.

   The Needle Coker Company, a joint venture equally owned by Unocal and UNO-VEN, produces calcined needle coke at facilities also adjacent to UNO-VEN's Chicago Refinery. Needle coke is a high quality petroleum coke used to make graphite electrodes for the production of steel in electric arc furnaces.

   Through its wholly owned subsidiary, Poco Graphite, Inc., the company manufactures premium graphite materials for use in electrodes, semiconductors, biomedical products and other advanced technologies. The subsidiary experienced its ninth consecutive year of sales growth.

   Unocal's mineral operations are carried out by Molycorp, Inc., a wholly owned subsidiary, which mines, processes and markets lanthanides. It operates a lanthanide mine and mill and a chemical plant at Mountain

Pass, California. Lanthanides have a variety of applications in industrial and electronic products, including high-strength magnets, television phosphors, and automobile and refining catalysts. Lanthanide markets have become highly competitive over the past 10 years with the entry of suppliers from China, Japan and Eastern Europe. Molycorp continued to focus its production on cerium, the demand for which is growing for use in automobile catalytic converters, polishing powders and glass to help filter ultraviolet radiation.

   Molycorp also owns an approximate 45 percent interest in Companhia Brasileira de Metalurgia e Mineracao, a Brazilian company which is the world's largest niobium producer. Niobium is used as a hardening agent in steel.

   Molycorp, in response to increased molybdenum demand and prices, is expected to resume operations in late 1996 at its molybdenum mine and mill in Questa, New Mexico. After being idle for approximately ten years, this mine is expected to produce about 14 million pounds per year of molybdenum when it reaches full production. Molybdenum is used in the production of stainless and alloy steels, nonferrous alloys, pigments, lubricants and catalysts.


PIPELINES

   Pipelines principally includes the company's equity interests in petroleum pipeline companies in undivided interest systems and wholly owned pipeline systems throughout the United States, other than California. As of December 31, 1995, Unocal had interests in more than 7,200 miles of refined product pipelines and 6,500 miles of crude oil pipelines through these investments.

   Included in Unocal's pipeline investments are: 1) the Colonial Pipeline Company in which the company holds a 20.75 percent equity interest. The Colonial Pipeline system runs from Texas to New Jersey and transports a significant portion of all petroleum products consumed in its 13-state market area; and 2) the Unocal Pipeline Company, a wholly owned subsidiary of Unocal, holds a 1.36 percent participation interest in the TransAlaska Pipeline System
(TAPS) which transports crude oil from the North Slope of Alaska to the port of Valdez in Alaska. In 1995, TAPS oil throughput averaged 1.6 million barrels per day, of which Unocal's share was approximately 22,000 barrels per day.


   In February 1996, Unocal sold its 15 percent interest in the Platte Pipeline Company, which owns 1,282 miles of crude oil pipeline.

OTHER OPERATIONS

   Unocal's real estate activities include the development and sale of certain real estate assets for industrial, commercial and residential purposes.

   Unocal, through a subsidiary, owns a 50 percent interest in UNO-VEN, which owns and operates a refinery near Chicago, Illinois, 11 product terminals, two lubricant terminals and a lube oil blending and packaging plant. UNO-VEN has a long-term crude oil supply agreement with a subsidiary of Petroleos de Venezuela, S.A. (PDVSA), which provides 135,000 barrels per day of crude oil as feedstock for the refinery through the year 2009. The purchase prices of the crude oil are tied to refined product prices at the time of delivery. While this arrangement limits UNO-VEN's refining margins, it has provided UNO-VEN with earnings stability. All products produced from its refinery operations are marketed under the "76" trade name. UNO-VEN supplies, directly or through jobbers and marketers, approximately 2,500 service stations. UNO-VEN's wholesale marketing and bulk distribution network consists of 250 terminals.

   UNO-VEN is an Illinois general partnership. The managing general partners, each with a 50 percent interest, are Midwest 76, Inc., a subsidiary of Union Oil, and a subsidiary of PDV America Corp., (Petroleos de Venezuela America Corp.). PDV America Corp. is a wholly owned indirect subsidiary of PDVSA.

COMPETITION

   The energy industry is highly competitive. Unocal competes with numerous companies in all phases of its petroleum operations. The company competes with other producers and marketers of non-petroleum energy.

   Competition for finding, developing and producing oil and gas resources occurs in bidding for domestic prospective leases or foreign exploration rights, acquisition of geological, geophysical and engineering knowledge, and the cost-efficient development and production of proved oil and gas reserves. The future availability of prospective domestic leases is subject to competing land uses and federal, state and local statutes and policies. The company's geothermal and power operations are in competition with producers of other energy resources.

   Competition also exists in the manufacture, distribution and marketing of petroleum products. In the refining segment, the ability to produce high-value products at a competitive cost, while meeting regulatory standards, is of primary importance. On the marketing side, price, customer service, advertising and new product development are the major factors affecting competition. In the Agricultural Products business, the key competitive factors for the company's fertilizer products are prices, cost and availability of natural gas and other raw materials.

EMPLOYEES

   As of December 31, 1995, Unocal had 12,509 employees compared to 13,127 a year ago. The decrease principally reflects the impact of business divestments and a two-year restructuring program. Of the total employees, 2,176 were represented by various labor unions.

   Collective bargaining agreements covering represented employees at Unocal's refineries and various other facilities were entered into during 1996. Most of these new labor agreements are for three-year terms. See page 67 of this report for information on total payroll and employee benefits costs.

GOVERNMENT REGULATION

   Certain interstate crude oil pipeline subsidiaries of Unocal are regulated (as common carriers) by the Federal Energy Regulatory Commission (FERC). As a lessee from the United States government, Unocal is subject to Department of the Interior regulations covering activities onshore and on the Outer Continental Shelf (OCS). In addition, state regulations impose strict controls on both state-owned and privately-owned lands.

   Some federal and state bills would, if enacted, significantly and adversely affect Unocal and the petroleum industry. These include the imposition of additional taxes, land use controls, prohibitions against operating in certain foreign countries and restrictions on development.

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

   The California Air Resources Board and the federal government have both adopted new standards for gasoline. The Federal Clean Air Act Amendments of 1990 required the manufacture and sale of reformulated gasolines in areas not meeting specified air quality standards commencing January 1, 1995. These requirements apply to the nine areas which have the worst ozone pollution, including Los Angeles and San Diego. The California Air Resources Board has established stricter standards than those imposed by the federal rules. These standards for reformulated gasolines are to become effective for fuel production at refineries commencing March 1, 1996 and for retail sales commencing on June 1, 1996. Modifications to the company's refineries to meet these regulatory standards were performed between 1993 and 1995 at a cost of approximately $400 million.

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

     For information regarding the company's environmental-related capital expenditures and charges to earnings and possibe future environmental exposure, see Legal Proceedings below and the Environmental Matters section of Management's Discussion and Analysis on pages 25 through 27 of this report.


ITEM 3 - LEGAL PROCEEDINGS

   There is incorporated by reference the information regarding environmental remediation reserves in Note 17 to the consolidated financial statements on page 50, the discussion thereof in the Environmental Matters section of Management's Discussion and Analysis, on pages 25 through 27 and the information regarding contingent liabilities in Note 18 to the consolidated financial statements on pages 50 and 51 of this report.

(1) The matter previously reported regarding claimed violations concerning hazardous waste management at the company's Parachute Creek Oil Shale facility in Colorado has been settled.

(2) The matters previously reported regarding claimed NPDES permit violations in Cook Inlet have been settled. The company paid $140,000 to EPA; $499,000 to Greenpeace; and $36,524 to the Trustees for the State of Alaska.

(3) The matter previously reported regarding the complaint filed by the Ventura County District Attorney for several alleged violations related to discharges of crude oil into state waters has been settled for a total payment of $27,000.

(4) In December 1994, the company received notice of alleged violations from the EPA, Region IX, relating to New Source Performance Standards at its Los Angeles Refinery - Carson Plant. Civil penalties in excess of $100,000 could be imposed. Proceedings and negotiations are continuing.

(5)  In the litigation previously reported as Forty-Niner Truck Plaza Inc., et
                                              --------------------------------
     al. v. Unocal Corporation, et al. in Superior Court for Sacramento County,
     -------------------------------
     the trial court granted the company's motion for a new trial. That order is now on appeal. This matter does not appear to have a potentially material effect on the company's financial condition or results of operations, and no further reports will be made.

(6) On April 13, 1995, Atlantic Richfield Company, Chevron U.S.A., Inc., Exxon Corporation, Mobil Oil Corporation, Shell Oil Products Company and Texaco Refining and Marketing, Inc. filed a lawsuit against the company regarding U.S. Letters Patent No. 5,288,393 issued to the company in 1994 and covering several patent claims for the composition of reformulated gasoline. (Atlantic Richfield Company, et al. v. Unocal Corporation, et
                ------------------------------------------------------------
     al., U.S.D.C., C.D. California, No. CV-95-2379-RG). The plaintiffs allege
     ----
     that the company's patent is invalid and unenforceable, and they seek declaratory relief for equitable estoppel and an injunction against enforcement. The company has filed its answer as well as a counterclaim for patent infringement, lost royalties and further injunctive relief. Discovery and pretrial proceedings are continuing.

(7) Between August 22 and September 6, 1994, a chemical known as "Catacarb" was released into the environment at the company's San Francisco Refinery near Rodeo, California. Persons in the surrounding area have claimed that they were exposed to the chemical in varying degrees. Since September 22, 1994, 42 lawsuits have been filed by or on behalf of all persons, alleged to be several thousand, claiming that they or their property were adversely affected by the releases. Thirty-nine of the lawsuits have been consolidated in the Superior Court for Contra Costa County under the caption In Re Unocal Refinery Litigation (Santos, et al. v. Unocal
             ----------------------------------------------------------
     Corporation), Case No. 94-04141.  The First Amended Model Complaint in this
     ------------
    consolidated action, filed on February 1, 1996, on behalf of individual plaintiffs and purported classes of plaintiffs, alleges personal injury, emotional distress, and increased risk of future illness on behalf of the named plaintiffs and all persons present in and around or downwind from the San Francisco Refinery, and property damage and loss or diminution of property value on behalf of all owners of real and personal property in the vicinity of the Refinery, resulting from the release of Catacarb by the Refinery. Certain individual plaintiffs allege injury from alleged subsequent releases at the Refinery of hydrogen sulfide and other chemicals. The Model Complaint seeks compensatory and punitive damages in unspecified amounts, equitable relief including the creation of a fund for medical monitoring and treatment of plaintiffs and members of the purported classes, statutory penalties and other relief.

     The company is also presently in discussions with the EPA to settle an administrative Complaint issued on November 28, 1995, seeking approximately $490,000 in civil penalties for failure to report timely the Catacarb release and a subsequent release of hydrogen sulfide. All state civil and criminal governmental investigations, claims and charges have been settled.

(8) Citizens for a Better Environment, et al. v. Union Oil Company of
    -----------------------------------------------------------------
     California, No. C94-0712, U.S. D.C., N.D. California, filed on March 2,
     ----------
     1994, alleges that as of February 28, 1994, the company's San Francisco Refinery was in violation of the selenium limit in its NPDES permit. The company denies that any violations have occurred. By a prior Cease and Desist Order issued after notice and hearing, the permitting agency, the California Regional Water Quality Control Board, deferred to July 1998, the effective date of the selenium limitation in question. The company's motion to dismiss the Citizens action was denied by the trial court. The
                           --------
     company believes that the court's ruling is in error and that it conflicts with precedent from two different federal circuits. The Ninth Circuit Court of Appeals has accepted the appeal of the trial court decision. That appeal is now pending and oral arguments are scheduled for April 8, 1996.

(9) In September 1994, the California Regional Water Quality Control Board issued a Cleanup or Abatement Order relating to prior underground petroleum leaks along Front Street and vicinity in the town of Avila Beach, California. In October 1994, the company initiated an administrative appeal proceeding and a related civil suit in the Superior Court for San Luis Obispo County for declaratory and injunctive relief and writ of mandate with respect to the soil and shallow ground water standard to be applied to the remediation. The company has been working with local agencies and property owners for several years regarding the hydrocarbon presence in this location. Various related civil suits have been filed or threatened.

(10) On March 23, 1994, a civil suit seeking various forms of penalties, restitution and remediation regarding contamination at the Guadalupe oil field was filed against the company by the California Attorney General on behalf of the Department of Fish and Game, the Regional Water Quality Control Board and the Department of Toxic Substances Control (People v.
                                                                   ---------
     Union Oil Company of California, Superior Court for San Luis Obispo County,
     --------------------------------
     Civil No. 75194). The complaint alleges several categories of violations, namely, discharge into marine and state waters, failure to report discharge, destruction of natural resources, failure to warn, exposure to known carcinogens, public nuisance, unauthorized disposal of hazardous waste, and labeling violations for "recycled" diluent material. Injunctive relief and civil penalties are demanded for the various claimed violations, as well as prejudgment and postjudgment interest, costs and reasonable attorney fees. Several related follow-on private civil actions have been filed, including a purported class action, or threatened, each seeking damages and various other forms of relief similar to those sought by the Attorney General.

     Trial settings have been vacated on motion of the California Attorney General. The next status conference is scheduled for July 19, 1996.

(11) In September 1994, the U.S. Minerals Management Service (MMS) issued an administrative compliance order assessing the company approximately $21 million in royalty fees and interest associated with FERC Order No. 94. The company is presently negotiating with the MMS for a settlement of outstanding issues which could include this MMS assessment.

(12) In June 1994, the EPA filed an administrative complaint against the company seeking $252,000 in civil penalties for alleged late filing of certain reports regarding gas processing plant inventories under the Toxic Substances Control Act (TSCA) Inventory Update Rule. The company notified the EPA that no reports for the gas processing facilities had been filed in 1991. Reports, due every four years, were filed in March 1994. No public safety or environmental harm could be associated with these delayed reports or any alleged technical violation of the reporting rules, even if the rules are applicable. The Gas Processors Association has urged an amnesty for past alleged violations and is seeking EPA clarification of application of these rules to natural gas streams for the next TSCA Inventory Update due later this year. The company has appealed this complaint.

(13) On February 9, 1996, Bridas Corporation filed a petition in the District Court of Fort Bend County, Texas alleging that the company and other defendants conspired to and did tortiously interfere with certain agreements and prospective business relations between Bridas and the government of Turkmenistan (Bridas Corporation v. Unocal Corporation,
                                 -----------------------------------------
     et al., Case No. 94144, 268th Judicial District). The Plaintiff alleges
     ------
     that as a result of the defendants' conduct, it has lost the ability to timely and reasonably develop, produce, transport, export and sell its interest in the Yashlar area of Turkmenistan, an area that includes the Yashlar field. The plaintiff also claims it has lost the opportunity to participate in a Turkmenistan-Pakistan pipeline project. The plaintiff seeks unspecified actual damages as well as punitive damages, plus interest at the highest lawful rate. On March 11, 1996, the defendants filed a notice of removal of the case to U.S. District Court, Southern District of Texas, Houston Division (Civ. No. H-906-0824).

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below are the executive officers of Unocal Corporation as of March 1, 1996.

NAME, AGE AND PRESENT
POSITION WITH UNOCAL               BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------------------------------------------------------------------
ROGER C. BEACH, 59              Mr. Beach has been Chairman of the Board
Chairman and Chief Executive    of Directors since April 1995 and Chief
 Officer                        Executive Officer since 1994.  He heads the
Director since 1988             Office of the Chief Executive Officer, formed in
Chairman of Management and      1994.  He served as President and Chief
 Executive Committees           Operating Officer from 1992 to 1994. Mr. Beach
                                was President of the Unocal Refining &
                                Marketing Division from 1986 to 1992 and from
                                1987 to 1992 also served as Senior Vice
                                President.
---------------------------------------------------------------------------------
JOHN F. IMLE, JR., 55           Mr. Imle has been President since 1994.
President                       He directs the company's growth activities and
Director since 1988             Planning Department from the Office of the
Member of Management            Chief Executive Officer.  From 1992 to 1994 he
 Committee                      served as Executive Vice President and
                                President of the Energy Resources Division,
                                which encompassed the company's worldwide oil,
                                gas and geothermal businesses. Mr. Imle was
                                Senior Vice President from 1988 until his
                                appointment as Executive Vice President.
---------------------------------------------------------------------------------
NEAL E. SCHMALE, 49             Mr. Schmale has been Chief Financial Officer
Chief Financial Officer         since 1994, when he joined the Office of the
Director since 1991             Chief Executive Officer. He served as Senior
Member of Management            Vice President of the company from 1988 to
 Committee                      1994.  Mr. Schmale was President of the
                                Petroleum Products & Chemicals Division (which
                                encompassed refining, marketing, chemicals and
                                minerals operations) from 1992 to 1994.  He was
                                President of the Unocal Chemicals & Minerals
                                Division from 1991 to 1992.
---------------------------------------------------------------------------------
LAWRENCE M. HIGBY, 50           Mr. Higby has been a Group Vice President and
Group Vice President and        President of the company's 76 Products Company
 President, 76 Products         business segment since 1994.  From 1992 to 1994,
 Company                        he was Executive Vice President, Marketing for
                                the Los Angeles Times and Chairman for the
                                Orange County Edition. In 1991, he was Senior
                                Vice President, Consumer Marketing for the Los
                                Angeles Times and President of the Orange County
                                Edition. Prior to 1991, he was Senior Vice
                                President for Marketing, Programming and Sales
                                for Times Mirror Cable Television.
---------------------------------------------------------------------------------
JOHN W. SCHANCK, 44             Mr. Schanck has been Group Vice President, Oil
Group Vice President, Oil       and Gas Operations, since 1994.  From 1992 to
 and Gas Operations             1994, he was Vice President, Worldwide
                                Exploration, of the Energy Resources Division.
                                From 1989 through 1991, he was President of
                                Unocal Canada Limited.
---------------------------------------------------------------------------------
DENNIS P.R. CODON, 47           Mr. Codon has been Vice President, General
Vice President, General         Counsel and Chief Legal Officer since 1992.
 Counsel,                       He has been Corporate Secretary since 1990.
Chief Legal Officer, and        He served as Deputy General Counsel in 1990
 Corporate                      and various other positions in the Law
Secretary                       Department prior thereto.
---------------------------------------------------------------------------------
CHARLES S. McDOWELL, 54         Mr. McDowell has been a Vice President since
Vice President and              1991 and Comptroller since 1986.
 Comptroller

  The bylaws of the company provide that each executive officer shall hold office until the annual organizational meeting of the Board of Directors held June 3, 1996 and until his successor shall be elected and qualified, unless he shall resign or shall be removed or otherwise disqualified to serve.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                                                            1995 Quarters                        1994 Quarters
                                                -----------------------------------     -----------------------------------
                                                1st       2nd       3rd       4th       1st       2nd       3rd       4th
   ------------------------------------------------------------------------------------------------------------------------

      Market price per common share -  high   $29-1/8   $30-1/8   $30-1/2   $29-7/8   $    30   $29-5/8   $30-3/4   $29-7/8
                                     -  low    25-1/4    27-5/8    26-7/8    24-3/4    24-7/8    24-3/8    26-5/8    25-5/8
      Cash dividends paid per common share        .20       .20       .20       .20       .20       .20       .20       .20
   ------------------------------------------------------------------------------------------------------------------------


   Prices in the foregoing table are from the New York Stock Exchange Composite Transactions listing. On March 15, 1996, the high price per share was $32 and the low price per share was $31-5/8.

   Unocal common stock is listed for trading on the New York, Pacific and Chicago Stock Exchanges in the United States, on the Stock Exchange of Singapore and on the Basel, Geneva and Zurich Stock Exchanges in Switzerland.

   As of March 15, 1996, the approximate number of holders of record of Unocal common stock was 35,051 and the number of shares outstanding was 247,860,562.

   Unocal's quarterly dividend declared has been $.20 per common share since the third quarter of 1993. The previous quarterly dividend rate was $.175 per share since the third quarter of 1989. The company has paid a quarterly dividend for 80 consecutive years.

   ITEM 6 - SELECTED FINANCIAL DATA - SEE PAGE 67

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CONSOLIDATED RESULTS

Millions of Dollars                         1995     1994     1993
------------------------------------------------------------------
Net earnings excluding special items:      $ 297    $ 300    $ 347

Special items:
 Cumulative effect of accounting changes       -     (277)    (130)
 Impairment of long-lived assets (SFAS       (53)       -        -
  No. 121)
 Litigation                                  (37)     (43)     (30)
 Environmental remediation provisions        (26)     (99)     (10)
 Write-downs of assets                       (12)     (44)     (12)
 Asset sales                                  71        8       66
 Provision for abandonment and
  remediation of the Guadalupe oil field       -      (16)       -
 Restructuring costs                           -      (15)       -
 Other                                        20       33      (18)
 -----------------------------------------------------------------
   Net earnings (loss) including
    special items                          $ 260    $(153)   $ 213
                                        --------------------------

   The 1995 earnings excluding special items reflected lower margins for refined petroleum products due primarily to lower refinery production, lower worldwide crude oil production, lower average sales prices for natural gas and lower geothermal steam production. Partially offsetting these negative factors were higher worldwide average crude oil sales prices and higher average sales prices for agricultural products.

   Comparing the 1994 operating results with 1993, the reduction in earnings reflected the adverse effects of lower average crude oil and natural gas prices and lower margins in West Coast refining and marketing operations. These negative factors were partially offset by higher natural gas production, higher foreign crude oil production, stronger agricultural products earnings, and lower domestic oil and gas operating and depreciation expenses.

   In the above special items table, the Other category for 1995 included benefits of $34 million from a bankruptcy settlement with Columbia Gas Transmission Corporation (Columbia settlement) and $18 million from a settlement to recover lease bonus and rentals relating to Outer Continental Shelf leases offshore Florida and Alaska (OCS Settlement). Partially offsetting these benefits were charges of $18 million for a deferred tax adjustment and $14 million for a receivable write-down. For 1994, the amount included a $24 million gain from the settlement of a lawsuit against Mesa Petroleum and a $9 million benefit related to the cancellation of the lease on the Unocal headquarters building in downtown Los Angeles. For 1993, the amount included a $14 million charge for the effect of the federal tax rate change on deferred taxes and a $4 million provision for the closure of the company's credit card center.

REVENUES

   Consolidated revenues in 1995 were $8.4 billion, up $460 million from year-end 1994 and up $81 million from 1993. The increase from 1994 was primarily due to higher petroleum product sales volumes, agricultural products average sales prices and gains on sales of assets. The decrease in 1994 from 1993 was mainly due to lower refined product prices and volumes.

COSTS AND OTHER DEDUCTIONS

   Adjusted to exclude special items, crude oil and product purchases, operating expense, and selling, administrative and general expense totaled $5.3 billion in 1995, compared with $5.0 billion in 1994 and $5.3 billion in 1993. The increase in 1995 was primarily due to increased expense for crude oil and product purchases resulting from higher average crude oil prices and increased purchases of refined products for resale due to extended maintenance activities at the refineries.

   The higher depreciation, depletion and amortization expense in 1995 was due to an $87 million charge resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as described in Note 2 to the consolidated financial statements.

   The company's interest expense increased in 1995 due primarily to higher debt.

OIL AND GAS EXPLORATION AND PRODUCTION

   This segment is engaged in the exploration for, and the production and marketing of crude oil, condensate, natural gas and natural gas liquids.

Millions of Dollars                         1995     1994     1993
------------------------------------------------------------------
Net earnings excluding special items       $ 395    $ 406    $ 422
Special items:
 Columbia and OCS settlements                 52        -        -
 Asset sales                                  35        3       23
 Impairment of long-lived assets (SFAS       (53)       -        -
  No. 121)
 Write-downs of assets                        (8)     (15)       -
 Provision for abandonment and
  remediation of the Guadalupe oil field       -      (16)       -
 Other                                         -        -       (8)
 -----------------------------------------------------------------
   Net earnings including special items    $ 421    $ 378    $ 437
                                          ========================

   The 1995 earnings excluding special items reflected lower worldwide crude oil production and lower average domestic natural gas sales prices. Worldwide crude oil production in 1995 averaged 240,400 barrels per day, down from 259,800 in 1994 and 246,000 in 1993. The decrease was mainly due to natural production declines and the sale of nonstrategic domestic properties. The company's average domestic sales price for natural gas was $1.56 per thousand cubic feet, down from $1.78 in 1994 and $1.97 in 1993.

   Positive factors in 1995 were higher average worldwide crude oil sales prices, lower effective foreign income tax rates and lower domestic operating expense. Unocal's average worldwide sales price for crude oil was $15.40 per barrel in 1995, up from $13.63 in 1994 and $14.21 in 1993. The decrease in domestic operating expense was primarily due to sales of nonstrategic domestic properties and cost reductions. In 1995, the company reduced its worldwide average production costs per barrel of oil equivalent to $2.94, compared with $3.00 for 1994 and $3.40 for 1993. Domestic natural gas production averaged 1,103 million cubic feet per day in 1995, up from 1,095 in 1994 and 952 in 1993. The accelerated development program initiated in 1993, primarily in the Gulf of Mexico, has allowed Unocal to keep its domestic natural gas production stable despite the continuing sales of oil and gas properties.

   Comparing the adjusted 1994 results with 1993, the decrease reflected lower worldwide natural gas and crude oil sales prices and lower domestic crude oil production. The decrease in production was mainly due to asset sales and natural declines. Positive factors in 1994 were higher natural gas production, higher foreign crude oil production and lower domestic operating expense. The increase in foreign crude oil production was due to new production in Indonesia and the Netherlands. The 1994 results also benefited from a $38 million reduction in depreciation and depletion expense as a result of the change in accounting policy for recognizing the reduction in value of the company's producing properties, as described in Note 2. The pro forma effect of this accounting change on 1993 results would have been an increase in net earnings of $31 million.

REFINING, MARKETING AND TRANSPORTATION -- 76 PRODUCTS COMPANY

   This business segment is principally responsible for the company's West Coast petroleum refining operations, marketing and transportation of refined petroleum products, and the manufacturing and marketing of petroleum coke.


Millions of Dollars                        1995     1994     1993
-----------------------------------------------------------------
Net earnings excluding special items       $  10   $  37    $  92
Special items:
 Asset sales                                   1       1        -
 Write-downs of assets                         -     (20)     (10)
 Litigation                                    -      (2)       -
 Environmental remediation provision           -      (2)       -
 Federal tax rate change                       -       -       (7)
 Closing of the credit card center             -       -       (4)
 ----------------------------------------------------------------
   Net earnings including special items    $  11   $  14    $  71
                                           ======================

   The lower 1995 earnings excluding special items reflected lower refined product margins and lower refinery production volumes due to extended maintenance and modification activities early in the year. These negative factors were partially offset by California business tax credits of $18 million (net of federal tax effect) related to refinery modifications to produce reformulated fuels and by lower operating and selling expenses.

   Petroleum product sales volumes were 269,000 barrels per day in 1995, up from 252,000 barrels per day in 1994. Due to scheduled refinery maintenance in 1995, the increased sales volumes and lower margins were principally related to the outside purchase and resale of refined petroleum products to other than retail customers.

   Comparing 1994 results with 1993, the decrease was principally due to lower margins resulting from weak selling prices for refined products, which were partially offset by lower crude oil and product purchase costs.

GEOTHERMAL AND POWER OPERATIONS

   This segment is involved in the exploration for, and the production and sale of geothermal resources for the generation of electricity.

Millions of Dollars                        1995    1994     1993
----------------------------------------------------------------
Net earnings excluding special items       $  19   $  32   $  21
Special items:
 Asset sales                                   7       -       6
 Federal tax rate change                       -       -      (1)
----------------------------------------------------------------
   Net earnings including special items    $  26   $  32   $  26
                                          ======================

   The decreased 1995 earnings excluding special items resulted from lower steam production and prices at The Geysers in Northern California and lower steam production in the Philippines primarily due to damage to the Tiwi facilities caused by a November typhoon. The lower production at The Geysers was due to seven months of discretionary curtailments by the public utility company that purchases the steam to generate electricity. The curtailments were the product of abundant supplies of inexpensive hydro-power available from record rainfall in the western U.S. and depressed natural gas prices. These negative factors were partially offset by increased production and prices for Indonesian operations. The increased production resulted from a full year of supplying steam from the Gunung Salak field to power two 55-megawatt power plants that began commercial operation during the third quarter of 1994. The power plants are located on the island of Java and are operated by Indonesia's state utility company.

   Comparing the 1994 operating results with 1993, the increase reflected higher domestic earnings, primarily due to reduced depreciation expense at The Geysers, and the start-up of Indonesian operations.

DIVERSIFIED BUSINESSES

   Agricultural Products manufactures and markets nitrogen-based fertilizers for wholesale markets to the western United States and to the Pacific Rim. Carbon and Minerals produces and markets petroleum coke (other than on the West Coast), graphites, solvents and specialty minerals. Pipelines principally includes the company's equity interests in affiliated pipeline companies. Other includes the development and sale of real estate assets and the company's equity interest in The UNO-VEN Company, a refining and marketing partnership in the midwestern United States.

Millions of Dollars                        1995    1994     1993
----------------------------------------------------------------
Net earnings excluding special items
  Agricultural Products                    $  70   $  27   $  19
  Carbon and Minerals                         52      42      29
  Pipelines                                   66      56      52
  Other                                        6      14      18
----------------------------------------------------------------
 Total                                     $ 194   $ 139   $ 118
Special items:
  Agricultural Products                        4       2      (1)
  Pipelines                                    -       -       2
  Other                                        1       -      (2)
----------------------------------------------------------------
 Net earnings including special items      $ 199   $ 141   $ 117
                                           =====================

   In 1995, Agricultural Products continued to benefit from significant increases in ammonia and urea product sales prices primarily due to high demand in international markets. This was partially offset by higher raw materials costs and higher manufacturing costs due to start-up expenses associated with an ammonia plant located in Finley, Washington. Plant improvements were completed and production began in December 1995. Production from the Finley plant is targeted for domestic markets. This will allow more of the Kenai, Alaska facility's marketable production of ammonia and urea to target international markets.

   Comparing the 1994 Agricultural Products earnings with 1993, the increase reflected considerably higher margins on sales of ammonia and urea products, particularly in Asian markets.

   In 1995, Carbon and Minerals benefited from higher petroleum coke and lanthanide earnings. The increase in 1994 from 1993 was primarily due to higher lanthanide earnings.

CORPORATE AND UNALLOCATED

Millions of Dollars                         1995     1994     1993
------------------------------------------------------------------
Net earnings effect excluding special
 items
  Administrative and General expense       $ (84)   $ (70)   $ (61)
  Net interest expense                      (178)    (174)    (193)
  Environmental and Litigation expense       (29)     (48)     (43)
  Other                                      (30)     (22)     (29)
------------------------------------------------------------------
    Total                                   (321)    (314)    (326)
Special items:
  Environmental and Litigation               (63)    (138)     (36)
   provisions
  Tax adjustments (Other)                    (18)       -       (1)
  Receivable write-down (Other)              (14)       -        -
  Write-downs of assets (Other)               (2)      (9)       -
  Asset sales (Other)                         21        2       34
  Mesa settlement (Other)                      -       24        -
  Restructuring costs (A&G)                    -      (15)       -
  UOC lease termination (Other)                -        9        -
 -----------------------------------------------------------------
    Net earnings effect including special
     items                                 $(397)   $(441)   $(329)
                                           =======================

   The higher Administrative and General expense in 1995 was primarily due to the income tax effect of allocable expenses to foreign operations for tax purposes and lower pension income.

   Net interest expense represents interest income and expense, net of capitalized interest. The increase in 1995 was primarily due to higher debt, while the decrease in 1994 reflected the benefit of refinancing debt at lower interest rates.

   The Other category includes all unallocated corporate items and miscellaneous operations. In addition, this category, especially in prior years, includes the earnings effects and close-down expenses of businesses that were sold or being phased-out, such as the company's Process, Technology and Licensing business (sold in 1995), national auto/truckstop system (sold in 1993), Imperial Valley geothermal operations (sold in 1993), PureGro chemical operations (sold in 1993), and Southeast marketing operations (phased-out beginning in 1992). This category also includes corporate items such as tax adjustments and certain special items noted in the above table.

FINANCIAL CONDITION

Dollars in millions                   1995      1994      1993
--------------------------------------------------------------
Current ratio                          1.2       1.2       1.3
Total debt                          $3,706    $3,466    $3,522
Equity                              $2,930    $2,815    $3,129
Capital employed                    $6,636    $6,281    $6,651
Total debt/ capital employed            56%       55%       53%
Floating-rate debt/ total debt          24%       25%       16%
--------------------------------------------------------------

   Cash flow from operating activities, including working capital and other changes, was $1,277 million in 1995, $1,299 million in 1994 and $1,100 million in 1993. The 1995 amount included $200 million of proceeds from the sale of trade receivables (see Note 23 to the consolidated financial statements), $71 million from the Columbia settlement and $34 million from the OCS settlement. These benefits were more than offset by temporary working capital changes. The 1994 cash flow reflected decreased working capital requirements and significant income tax refunds received during the year. These benefits were partially offset by lower operational earnings. The 1993 amount reflected significant payments for legal and tax settlements and an adjustment for a 1992 crude oil forward sale.

   During 1995, the company generated $204 million in pretax proceeds from sales of assets, primarily nonstrategic oil and gas properties and the company's Process, Technology and Licensing business. Proceeds from sales of assets in 1994 totaled $156 million, primarily from the sale of nonstrategic oil and gas properties. Proceeds of $586 million in 1993 included $218 million from the sale of the Imperial Valley and other geothermal assets, $172 million from the sale of the company's national auto/truckstop system and $106 million from the sale of various nonstrategic oil and gas properties.

   In 1995 and 1994, the company also generated approximately $55 million and $54 million, respectively, in cash from the sale of its common stock, primarily through the Dividend Reinvestment and Common Stock Purchase Plan.

   The company's total debt at year-end 1995 increased by $240 million from a year ago to $3,706 million. The increase was primarily due to the carrying values of debt-related currency swaps in the amount of $137 million being classified as long-term receivables at December 31, 1995. As a result, the principal amounts of the company's foreign-currency debt, when stated at the current exchange rates, totaled $350 million, an increase of $130 million from year-end 1994. The difference between the carrying values of the currency swaps and the increase in the principal amounts of the related foreign-currency debt represents the net gain that would have occurred if the currency swaps and debt had been settled at the end of December 1995. This classification has no effect on the consolidated cash flow statement.

   For 1996, the company expects cash generated from operational earnings and asset sales to be adequate to meet its operating requirements, capital spending and dividend payments. In addition, the company has substantial borrowing capacity to meet unanticipated cash requirements. At December 31, 1995, the company had approximately $1.5 billion of undrawn commitments under various credit facilities with major banks.

   The company's foreign operations have limited exposures to foreign currency risks. In most countries, energy products are valued and sold in U.S. dollars, and foreign currency operating cost exposures have not been significant. In the Philippines and Thailand, the company is paid for product deliveries in the local currencies, but at prices indexed to U.S. dollar valuations. Such funds, less amounts required for local currency-denominated obligations, are converted to U.S. dollars as soon as practicable and periodically remitted to the U.S. parent. The company's Canadian subsidiary is paid in Canadian dollars for its crude oil and natural gas sales. Excess Canadian funds generally have been invested in other Unocal foreign operations rather than remitted to the U.S. parent.

   The company has only limited involvement with derivative financial instruments. The majority are debt-related and are used to manage interest rate and foreign currency exchange rate risks. The company also uses futures contracts to hedge its exposure to fluctuations in petroleum commodity prices. Such contracts covered less than one percent of the company's annual oil and gas production at year-end 1995. Authorization from the Board of Directors is needed before the company hedges more than 15% of its production of oil and gas, refined products, and of crude oil purchased for refinery supply.

CAPITAL EXPENDITURES

                                           Estimated
 Millions of Dollars                            1996     1995     1994     1993
-------------------------------------------------------------------------------
Exploration and Production
 Domestic                                     $  360   $  497   $  486   $  562
 Foreign                                         525      353      310      330
-------------------------------------------------------------------------------
   Total                                         885      850      796      892
Refining, Marketing and Transportation
 76 Products Company                             220      422      367      231
Geothermal and Power Operations                  110       51       35       48
Diversified Businesses
 Agricultural Products                            14       55        8        8
 Carbon and Minerals                              24       12        8        4
 Pipeline                                          9        5        5        4
 Other                                             3        6       12        7
Corporate and Unallocated                         35       58       41       55
                                              ---------------------------------
     Total                                    $1,300   $1,459   $1,272   $1,249
                                              =================================

   Capital spending in 1995 on foreign oil and gas exploration and production was up 14 percent compared with 1994, primarily reflecting increased expenditures in Myanmar, Indonesia, the Netherlands and Azerbaijan. The $422 million spent by 76 Products Company during 1995 primarily reflected refinery upgrades to complete environmental requirements for reformulated gasoline required by the California Air Resources Board, and the addition of refinery units to increase production of higher value products. Capital spending on geothermal energy projects in 1995 primarily focused on development work at the Salak field on the island of Java and exploration drilling on the island of Sumatra, in Indonesia.

   The forecasted 1996 capital expenditures will focus on development of overseas oil and gas projects, particularly in Myanmar, Thailand, Indonesia and Azerbaijan. This capital plan reflects Unocal's continued emphasis on energy development projects overseas with higher potential rates of return.

   The foreign petroleum exploration and production capital spending plan is up 49 percent from the 1995 amount. A major focus of this spending will be the Yadana field development and pipeline project offshore Myanmar. This natural gas project is expected to be in operation by mid-1998. In Thailand, the company plans to develop its existing fields in order to increase natural gas production capacity, as a second pipeline from the Gulf of Thailand to shore is being constructed by the Thai government. In Indonesia, the company plans to further develop new oil and gas reserves offshore East Kalimantan and accelerate its successful exploratory drilling program by drilling 15 to 25 exploratory wells in known producing basins as the first phase of a 65-well, multi-year program. Another important overseas project is in the Caspian Sea, offshore Azerbaijan. Unocal is a member of an international consortium that is moving forward with a development program to begin initial oil production by mid-1997.

   The Louisiana/Gulf of Mexico area accounts for 64 percent of the 1996 domestic capital budget, as the company moves ahead with development of key natural gas projects.

   The capital spending plan for petroleum exploration and production includes $230 million for worldwide exploration. Of this, $170 million, or 74 percent, is planned for projects near existing operations that have a high potential for success.

   Planned capital expenditures for 76 Products Company in 1996 are down 48 percent from 1995. The allocated capital for this segment has been significantly reduced since refinery modifications have been completed to manufacture California-mandated reformulated gasoline. Of the 1996 amount, about $95 million is planned for marketing operations, mostly for the addition of new profit centers to existing locations, such as convenience stores, car washes, quick-service restaurants and car maintenance services. Another $85 million is planned for the company's California refineries on projects to enhance profitability and meet environmental regulations.

   Capital expenditures for Geothermal and Power Operations are expected to more than double in 1996, focusing on projects in Indonesia. The company expects to accelerate development of resource production facilities at the Salak field and conduct additional exploration at the Sarulla contract area on the island of Sumatra. The company also expects to be a 50 percent owner in a venture that expects to build and operate power plants at the Salak field that will utilize its steam production.

   The decrease in Agricultural Products capital spending in 1996 reflects reduced expenditures for the startup of the Finley, Washington, ammonia manufacturing plant. The planned increase in capital spending for Carbon and Minerals reflects anticipated projects at the Mountain Pass, Chicago Carbon and Poco Graphite facilities.

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

   In 1995, the company recorded approximately $230 million in environment-related capital expenditures, compared with an average of approximately $160 million per year for the prior three years. Estimated 1996 capital expenditures for environment-related costs are $90 million. The capital expenditures for 1994 and 1995 included significant amounts for refinery modifications to manufacture reformulated gasoline for the California market. No significant capital expenditures related to reformulated gasoline are anticipated in 1996.

   The amount charged to 1995 earnings for remediation costs and for operating, maintenance and administrative costs to maintain environmental compliance was approximately $170 million, and such costs averaged approximately $270 million per year for the prior three years, including $370 million in 1994. The amount charged to 1994 earnings included provisions of $187 million for certain known future environmental remediation costs, of which $152 million was recorded in the fourth quarter of 1994. The 1994 fourth quarter provision was primarily the result of an extensive and ongoing review by the company of its reserves for environmental assessment/remediation costs and its procedures for monitoring such reserves. In 1995, the company's continuing review identified additional future remediation costs which resulted in provisions of $45 million that were included in the amount charged to 1995 earnings.

   At December 31, 1995, the company's reserves for environmental remediation obligations totaled $214 million, of which $83 million was included in other current liabilities. The total reserve amount is grouped into five categories and discussed below.

   SUPERFUND AND SIMILAR SITES. At year-end 1995, Unocal had received notification from the federal Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 40 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 30 other similar PRP sites that may require investigation and remediation. Of the total, the company has denied responsibility at 2 sites and at another 13 sites the company's liability, although unquantified, appears to be de minimis. The total also includes 25 sites which are under investigation or in litigation, for which the company's potential liability is not presently determinable. Of the remaining 30 sites, where probable costs can be reasonably estimated, reserves of $32 million had been established for future remediation and settlement costs. These 70 sites are exclusive of 44 sites where the company's liability has been settled or where the company has no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

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

   FORMER COMPANY-OPERATED SITES. Reserves of $35 million had been established for this category of sites. Of the total, $14 million was for approximately 190 service station sites on leased properties at which operations have ceased and which the company is obligated to remediate before returning them to the owners. Also included was $12 million for approximately 230 service station sites that the company previously owned or leased. The current owners of such properties are holding the company responsible for environmental remediation costs.

   COMPANY FACILITIES SOLD WITH RETAINED LIABILITIES. This category had reserves of $71 million for accrued environmental liabilities related to major company assets that were sold in prior years. Included are the company's former auto/truckstop facilities, a former mine site in Wyoming, industrial chemical and polymer sites and agricultural chemical sites. In each sale, the company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The reserves represent presently estimated future costs for investigation/feasibility studies and identified remediation work as a result of claims made by buyers of the properties.

   Also included are reserves for the remediation of certain facilities which were transferred to The UNO-VEN Company in 1989 in connection with its formation. The facilities included the Chicago Refinery and related product terminals and service stations. Under the UNO-VEN Asset Purchase and Contribution Agreement, the company retained certain environmental liabilities that would require Unocal to either manage remediation work or reimburse UNO-VEN for remediation costs resulting from valid environmental claims. The agreement required all claims to be filed by November 30, 1995. The company has not completely evaluated the additional claims made by UNO-VEN near or on the November 30, 1995 deadline; however, it does not anticipate that any additional material liabilities beyond the current reserves will be incurred for these claims.

   INACTIVE OR CLOSED COMPANY FACILITIES. Reserves of $57 million had been established for these types of facilities. Major sites included in this category are the former Beaumont refinery in Texas and the shale oil project and a chemical facility in Colorado. Also included in this category is the Questa molybdenum mine in New Mexico. In the second quarter of 1995, an additional $9 million was added to the reserve for the estimated costs of investigations and remedial activities for the Questa site.

   This category also includes the cleanup at the Guadalupe oil field on the central California coast of underground releases of a diesel-like additive formerly used to produce the field's heavy crude oil. During 1995, an additional reserve of $8 million was provided for estimated costs to complete the beach cleanup and for assessing and investigating the inland portion of the field. At year-end 1995, the reserve that had been established for the above activities had been fully utilized. The company expects to incur additional, but indeterminate, costs for continuing assessment, investigation and remediation of the inland portion of the field.

   Also included in this category is the Avila Beach, California site. In 1988, petroleum hydrocarbon contamination under the Front Street section of the town was discovered. It was determined that the source of the contamination had been leaking pipelines that ran between a tank farm and wharf operated by the company. The company has installed interim systems as an initial remediation measure until a final remedial action plan is completed and implemented. The company is currently developing a plan that will be submitted by mid-1996 to the Regional Water Quality Control Board for approval. The plan will outline the procedures that will be used to determine the desired alternatives for the site's final remediation. The future costs related to the final remediation will not be determined until these alternatives are identified. The year-end reserve included the estimated remaining cost for the excavation of one section of the beach where contaminants were detected close to the surface of the sand during the company's third quarter 1995 testing and monitoring of the site. The company completed the cleanup of this area in January 1996 as required by a state order.

   ACTIVE COMPANY FACILITIES. The company had provided $19 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. The operating facilities primarily consist of refineries, marketing terminals and bulk plants.

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

   The company estimated, to the extent it was able to do so, that it could incur approximately $180 million of additional costs in excess of the $214 million accrued at December 31, 1995. The amount of such possible additional costs reflects, in most cases, the high end of the range of costs of feasible alternatives identified by the company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, since at a large number of sites the company is not yet in a position to estimate such possible additional costs.

   Both the amounts reserved and estimates of possible additional costs may change in the near term, in some cases, substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed upon remediation methods, and other actions by governmental agencies and private parties.

   See Notes 17 and 18 to the consolidated financial statements for additional information.

FUTURE ACCOUNTING CHANGE

   The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The new requirements under SFAS No. 123 are generally effective for 1996 financial statements. Companies must either expense the value of stock-based compensation or disclose in a footnote what the earnings and earnings per share would be had the value been expensed. The company expects to adopt the disclosure method. At adoption, the effect on earnings and earnings per share is not expected to be material.

OUTLOOK

   Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases in reserves, production, sales including related costs and prices, and other statistical items; plans and objectives of management regarding the company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the forward-looking statements.

   Crude oil prices are expected to be unstable in 1996 because of the uncertain effect of the United Nations' seeming willingness to allow a partial resumption of oil exports from Iraq. However, domestic natural gas prices are expected to remain strong in early 1996, at least until the winter selling season is over and natural gas inventories within the industry are replenished.

   The sale of the company's California oil and gas producing properties is expected to be completed in April 1996. The proceeds are expected to be used to reduce debt and fund capital projects overseas. The sale includes Unocal's interests in 68 oil and gas fields, including 11 producing platforms off the California coast in state and federal waters. Unocal's average net daily production from the properties in the proposed sale was 27,000 barrels of oil and 59 million cubic feet (mmcf) of natural gas during 1995, and proven reserves of 184 million barrels of oil equivalent at year-end 1995. For 1995, Unocal's California oil and gas producing properties generated pretax operating earnings and cash flow of approximately $14 million and $64 million, respectively. Unocal has approximately 600 employees involved in its California oil and gas operations. While many of those employees will be offered positions with the buyer or at other Unocal operations, some layoffs are expected (see Note 25 for additional information). The sale of these producing properties is not expected to have a material effect on Unocal's future operating results.

   On a worldwide basis, 1996 daily natural gas production is expected to average nearly 1.8 billion cubic feet, up slightly from 1995. Crude oil and condensate production is expected to average 210,000 barrels per day, down from 240,000 last year.

   The company anticipates an approximate 15 percent increase in foreign natural gas production in 1996. This improvement is expected mainly from a significant increase in the company's Gulf of Thailand production beginning in the second quarter of 1996, when the Petroleum Authority of Thailand's new pipeline comes on stream. Also, oil and gas production should continue to improve in Indonesia as a result of successful exploration and development programs that have revitalized operations.

   For 1996, the company expects domestic crude oil and natural gas production to be lower, reflecting the expected completion of the sale of its California producing oil and gas properties and continued natural production declines. The company will continue to focus on domestic natural gas production in the Louisiana/Gulf Coast area.

   The company is in the process of retaining an advisor to assist in the disposal of its oil and gas interests in the Netherlands sector of the North Sea as it continues to shift its strategic focus to Southeast Asia and other areas that offer greater opportunities for growth. Unocal's net daily production from its Netherlands operations in 1995 was 11,000 barrels of crude oil and condensate and 9 mmcf of natural gas.

   In Thailand, the company expects to spend approximately $160 million on development projects that should allow the company to sustain gross production at 950 mmcf of natural gas per day once a second pipeline becomes operational in 1996. The planned production for 1996 is expected to average 825 mmcf per day (gross). Natural gas demand in Thailand is expected to continue its active growth over the next 10 to 15 years, providing a market for the increased production from the Gulf of Thailand.

   Unocal is currently pursuing growth opportunities in Central and Southeast Asia. The main areas of oil and gas exploration and development opportunities are in Azerbaijan, Myanmar, Turkmenistan, Pakistan, China and Vietnam.

   In Azerbaijan, Unocal is part of an international consortium participating in the development of three oil fields in the Caspian Sea offshore Azerbaijan. Unocal has a 9.5 percent interest in the project. Initial production is expected to begin in mid-1997. This is a major, long-term commitment for Unocal. There are still difficult issues to resolve as to the route and construction of permanent export pipelines for the oil.

   A major focus of 1996 capital spending will be the Yadana project offshore Myanmar. This natural gas project, which is to include four offshore platforms, should be in operation by mid-1998. When fully developed, estimated gross production in 1999 is expected to reach 650 mmcf of natural gas per day. The majority of the production is to be sold under a 30-year gas sales contract and a pipeline agreement calling for natural gas deliveries of 525 mmcf per day to Thailand beginning in mid-1998. A separate sales agreement calls for 125 mmcf per day of natural gas to be supplied to Myanmar for its domestic use. Unocal has a 28.26 percent interest in the Yadana project.

   In March 1996, Unocal announced the discovery of a potentially significant new gas field located about six miles south of the Yadana field in the Andaman Sea. Further studies are under way to prove the commerciality of this new offshore discovery. The field could be produced through the Yadana platform complex. Unocal has the same percentage ownership and partners in this discovery as it has in the Yadana project.

   The United States Congress is currently considering legislation that could ban United States companies from all business activities associated with Myanmar. This action, if passed, would adversely effect the company's future prospects in that country.

   The company will continue to expand its marketing operations at retail outlets with the addition of new businesses to certain existing locations, such as convenience stores, car washes, quick-service restaurants and car maintenance services. The company is also working to increase gasoline retail sales volumes by installing credit card readers at the dispensers and reconfiguring the service islands. In February 1996, Unocal entered into a strategic alliance with Fleetman, Inc. to market Fuelman Fleet Cards. Also, Unocal signed a Memorandum of Understanding with Southern Counties Oil Company/Cardlock Fuels System which could lead to joint construction, development and operation of unattended commercial fueling facilities throughout California. These agreements position the company as a leader in the West Coast commercial fleet fuel business.

   To improve the company's standing in markets outside California and Hawaii, Unocal is actively pursuing joint ventures and alliances. In October 1995, Unocal and Circle K Corporation (Circle K), one of the nation's leading convenience store operators, signed a branding/licensing agreement for more than 400 Circle K sites in the Phoenix and Tucson, Arizona markets. In addition, the company plans to brand and supply 20 existing Circle K sites in Las Vegas, Nevada, and the two companies plan to co-develop new service station/convenience store sites in the Las Vegas area. In February 1996, Tosco Corporation, a petroleum refiner and marketer, announced that it had entered into a merger agreement with Circle K.

   The upgrades to the company's refineries are now complete and higher valued products are being produced along with the new reformulated gasolines that meet California standards. On the retail marketing side, the company foresees improved margins on the California reformulated gasolines that must be sold at retail sites by June 1, 1996. In addition, the increased gasoline throughput and returns from its reformatted service stations are meeting or exceeding the company's forecasts. However, the ultimate effect on product margins of the new gasolines cannot be accurately predicted.

   In February 1994, the company was granted a United States patent for reformulated gasolines that meet the 1996 California standards. Six refining companies filed suit against Unocal in April 1995 to invalidate the patent or declare it unenforceable. The company intends to aggressively defend its rights under this patent.

   In Indonesia, the Geothermal and Power Operations segment expects to accelerate development of resource production facilities at the Salak field on the island of Java. The company also expects to be a 50 percent owner in a venture that expects to build and operate new power plants at this field. Unocal will supply steam for the power plants. The company also plans to conduct additional exploration in the Sarulla block on the island of Sumatra, after a discovery well indicated a highly productive geothermal resource. The company had previously negotiated a power sales agreement that allows it to develop up to 1,000 megawatts of generating capacity in the Sarulla block. The first of the Unocal power plants is expected to begin operation in 1999, assuming the commerciality of the field. The company is also pursuing other geothermal development and power generation opportunities throughout Indonesia.

   The geothermal segment expects to benefit from improved earnings in 1996 from operations at The Geysers in Northern California. The 1995 earnings were adversely affected by seven months of discretionary curtailments by the public utility that purchases the steam. Such curtailments are not expected in 1996. In 1996, the company is scheduled to begin a project to inject waste water from municipal treatment plants to recharge the reservoir. This injection project should increase the productivity of the field.

   In 1996, the Agricultural Products segment expects continued high sales volumes of ammonia and urea. Approximately 200,000 additional tons per year of ammonia is expected to be available for sale due to new production from the Finley, Washington plant and higher production from the Kenai, Alaska facility. The segment plans to expand sales efforts in its existing markets in South Korea, Japan, China and Vietnam. The company also plans to develop new markets in India.

   The Carbon and Minerals segment will continue to expand specialty graphite products and will begin production of higher margin minerals. Also, primarily due to increased molybdenum prices, the Questa mine is expected to resume operations in late 1996, after being idle for approximately ten years. This mine is expected to produce about 14 million pounds of molybdenum per year when it reaches full production. Carbon and Minerals will continue to look for new products and expansion opportunities in order to provide earnings growth.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                           Page
                                           -----
Report on Management's Responsibilities       31

Report of Independent Accountants             32

Financial Statements
  Consolidated Earnings                       33
  Consolidated Balance Sheet                  34
  Consolidated Cash Flows                     35
  Consolidated Stockholder's Equity           36
  Notes to Consolidated Financial          37-59
   Statements

Supplemental Information:
  Oil and Gas Financial Data               60-61
  Oil and Gas Reserve Data                 62-63
  Present Value of Future Net Cash Flow
   Relate to Proved Oil and
   Gas Reserves                            64-65
  Selected Quarterly Financial Data           66
  Selected Financial Data                     67

Supporting Financial Statement
 Schedule covered by the
 Foregoing Report of Independent
 Accountants: Schedule II -
  Valuation and Qualifying Accounts
  and Reserves                                72


   All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the financial statements or notes thereto.

                    REPORT ON  MANAGEMENT'S RESPONSIBILITIES
                    ----------------------------------------

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

   Unocal assessed its internal control systems in relation to criteria for effective internal control over financial reporting following the Treadway Commission's Committee of Sponsoring Organizations "Internal Control - Integrated Framework." Based on this assessment, Unocal believes that, as of December 31, 1995, its systems of internal controls over financial reporting met those criteria.

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



Roger C. Beach           John F. Imle, Jr.  Neal E. Schmale  Charles S. McDowell
Chief Executive          President          Chief Financial  Vice President
Officer                                     Officer          and Comptroller


                               February 14, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


TO THE STOCKHOLDERS OF UNOCAL CORPORATION:

   We have audited the accompanying consolidated balance sheets of Unocal Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1995 and the related financial statement schedule. These financial statements are the responsibility of Unocal Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above, which appear on pages 33 through 61 of this Annual Report on Form 10-K, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   As discussed in Note 2 to the consolidated financial statements, Unocal Corporation and its subsidiaries changed their method of accounting for the impairment of long-lived assets and long-lived assets to be disposed of in 1995; for recognizing the reduction in value of its producing oil and gas properties in 1994; and for postretirement benefits other than pensions and for postemployment benefits in 1993.



Coopers & Lybrand L.L.P.
February 14, 1996, except for Note 25,
 as to which the date is February 16, 1996
Los Angeles, California

CONSOLIDATED EARNINGS                           UNOCAL CORPORATION


                                           YEARS ENDED DECEMBER 31
                                           ------------------------
DOLLARS IN MILLIONS EXCEPT PER SHARE
 AMOUNTS                                    1995     1994      1993
--------------------------------------------------------------------
REVENUES
Sales and operating revenues *             $8,133   $7,797    $8,077
Interest, dividends and miscellaneous
 income                                        95       84        67
Equity in earnings of affiliated
 companies                                     80       86        84
Gain (loss) on sales of assets                117       (2)      116
--------------------------------------------------------------------
    Total revenues                          8,425    7,965     8,344

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases             3,198    2,875     3,160
Operating expense                           1,795    1,856     1,724
Selling, administrative and general
 expense                                      436      501       467
Depreciation, depletion and amortization    1,022      947       963
Dry hole costs                                 61       84        45
Exploration expense                           138      116       119
Interest expense                              291      275       304
Excise, property and other operating
 taxes *                                    1,021    1,017       951
--------------------------------------------------------------------
    Total costs and other deductions        7,962    7,671     7,733
--------------------------------------------------------------------
Earnings before income taxes and
 cumulative effect of accounting changes      463      294       611
Income taxes                                  203      170       268
--------------------------------------------------------------------
Earnings before cumulative effect of
 accounting changes                           260      124       343
Cumulative effect of accounting changes         -     (277)     (130)
--------------------------------------------------------------------
NET EARNINGS (LOSS)                        $  260   $ (153)   $  213
====================================================================
Dividends on preferred stock                   36       36        36
--------------------------------------------------------------------
NET EARNINGS (LOSS) APPLICABLE TO
 COMMON STOCK                              $  224   $ (189)   $  177
====================================================================

Earnings (loss) per share of common
 stock:
  Before cumulative effect of
   accounting changes                        $.91     $.36     $1.27
  Cumulative effect of accounting
   changes                                      -    (1.14)     (.54)
--------------------------------------------------------------------
  Net earnings (loss) per share              $.91    $(.78)     $.73
====================================================================

* Includes consumer excise taxes of        $  898   $  893    $  816

                See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                    UNOCAL CORPORATION

                                            AT DECEMBER 31
                                        -------------------
MILLIONS OF DOLLARS                         1995      1994
-----------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                $   94    $  148
  Accounts and notes receivable               920       897
  Inventories                                 360       341
  Deferred income taxes                       169       109
  Other current assets                         33        33
-----------------------------------------------------------
       Total current assets                 1,576     1,528
Investments and long-term receivables
  Affiliated companies                        461       445
  Other                                       640       450
Properties - net                            7,109     6,823
Deferred income taxes                          25        30
Other assets                                   80        61
-----------------------------------------------------------
           Total assets                    $9,891    $9,337
-----------------------------------------------------------

LIABILITIES
Current liabilities
  Accounts payable                         $  804    $  688
  Taxes payable                               193       226
  Interest payable                             92        87
  Other current liabilities                   227       256
-----------------------------------------------------------
       Total current liabilities            1,316     1,257
Long-term debt and capital lease
 obligations                                3,698     3,461
Deferred income taxes                         722       643
Accrued abandonment, restoration and
 environmental liabilities                    607       622
Other deferred credits and liabilities        618       539
-----------------------------------------------------------
         Total liabilities                  6,961     6,522
-----------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock ($0.10 par value,
 stated at liquidation value of $50 per
 share)
 Shares authorized:    100,000,000
 Shares outstanding:    10,250,000 in
 1995 and 1994                                513       513
Common stock  ($1 par value)
 Shares authorized:    750,000,000
 Shares outstanding:  247,310,376 in
  1995;  244,198,701 in 1994                  247       244
Capital in excess of par value                319       237
Foreign currency translation adjustment       (10)      (13)
Unearned portion of restricted stock
 issued                                       (13)      (13)
Retained earnings                           1,874     1,847
-----------------------------------------------------------
         Total stockholders' equity         2,930     2,815
-----------------------------------------------------------
           Total liabilities and           $9,891    $9,337
            stockholders' equity
-----------------------------------------------------------

   The company follows the successful efforts method of accounting for its oil and gas activities.

                See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                                       UNOCAL CORPORATION


                                              YEARS ENDED DECEMBER 31
                                        --------------------------------
MILLIONS OF DOLLARS                          1995       1994       1993
------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                        $   260    $  (153)   $   213
Adjustments to reconcile net earnings
 (loss) to net cash provided by
  operating activities
  Cumulative effect of accounting
   changes                                       -        277        130
  Depreciation, depletion and
   amortization                              1,022        947        963
  Dry hole costs                                61         84         45
  Deferred income taxes                          9       (118)       139
  (Gain) loss on sales of assets
   (pretax)                                   (117)         2       (116)
  Other                                          -        217         42
  Working capital and other changes
   related to operations
     Accounts and notes receivable              (5)        91         33
     Inventories                               (16)       (10)       (24)
     Accounts payable                          115        (49)        25
     Taxes payable                             (33)        18        (52)
     Other                                     (19)        (7)      (298)
 -----------------------------------------------------------------------
      Net cash provided by operating
       activities                            1,277      1,299      1,100

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (includes dry
   hole costs)                              (1,459)    (1,272)    (1,249)
  Proceeds from sales of assets                204        156        586
------------------------------------------------------------------------
      Net cash used in investing
       activities                           (1,255)    (1,116)      (663)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock        55         54          6
  Long-term borrowings                         844        732        543
  Reduction of long-term debt and             (734)      (788)      (718)
   capital lease obligations
  Dividends paid on preferred stock            (36)       (36)       (36)
  Dividends paid on common stock              (197)      (193)      (175)
  Other                                         (8)        (9)        (9)
------------------------------------------------------------------------
      Net cash used in financing
       activities                              (76)      (240)      (389)

Increase (decrease) in cash and cash
 equivalents                                   (54)       (57)        48

Cash and cash equivalents at beginning
 of year                                       148        205        157
------------------------------------------------------------------------
Cash and cash equivalents at end of year   $    94    $   148    $   205
------------------------------------------------------------------------

Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
  Interest (net of amount capitalized)     $   268    $   263    $   296
  Income taxes (net of refunds)            $   228    $   174    $   291


                See Notes to Consolidated Financial Statements.

CONSOLIDATED STOCKHOLDERS' EQUITY                             UNOCAL CORPORATION


MILLIONS OF DOLLARS                1995             1994       1993
----------------------------------------------------------------------
PREFERRED STOCK
   Balance at end of year          $  513            $  513     $  513

COMMON STOCK
   Balance at beginning of year       244               241        241
   Issuance of common stock             3                 3          -
----------------------------------------------------------------------
   Balance at end of year             247               244        241

CAPITAL IN EXCESS OF PAR VALUE
   Balance at beginning of year       237               163        149
   Issuance of common stock            82                74         14
----------------------------------------------------------------------
   Balance at end of year             319               237        163

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
   Balance at beginning of year       (13)               (5)         5
   Current year adjustment              3                (8)       (10)
----------------------------------------------------------------------
   Balance at end of year             (10)              (13)        (5)

UNEARNED PORTION OF RESTRICTED STOCK ISSUED
   Balance at beginning of year       (13)              (13)       (11)
   Issuance of restricted stock        (3)               (4)        (5)
   Current year amortization            3                 4          3
----------------------------------------------------------------------
   Balance at end of year             (13)              (13)       (13)

RETAINED EARNINGS
   Balance at beginning of year     1,847             2,230      2,234
   Net earnings (loss) for year       260              (153)       213
   Cash dividends declared
     Preferred Stock ($3.50
       per share                      (36)              (36)       (36)
   Common Stock ($0.80 per
       share in 1995 and 1994;
       $0.75 per share in 1993)       (197)            (194)      (181)
----------------------------------------------------------------------
   Balance at end of year            1,874            1,847      2,230
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY          $2,930           $2,815     $3,129
-------------------------------------------------------------------------------

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

USE OF ESTIMATES

   The consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent liabilities as of the financial statement date and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

   Inventories are valued at lower of cost or market. The costs of crude oil, refined products and agricultural products inventories are determined using the last-in, first-out (LIFO) method. The costs of other inventories are determined by using various methods. Cost elements primarily consist of raw materials and production expenses.

IMPAIRMENT OF ASSETS

   Oil and gas producing properties are regularly assessed for possible impairment on a field-by-field basis using the estimated undiscounted future cash flows of each field. Impairment loss is charged to depreciation, depletion and amortization expense when the estimated discounted future cash flows are less than the current net book values of the properties in a field. See Note 2 for additional information.

   Impairment charges are also made for the write-down of other long-lived assets when it is determined that the carrying values of the assets may not be recoverable. A long-lived asset is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

OIL AND GAS EXPLORATION AND DEVELOPMENT COSTS

   The company follows the successful-efforts method of accounting for its oil and gas activities.

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

DEPRECIATION, DEPLETION AND AMORTIZATION

   Depreciation, depletion and amortization related to proved oil and gas properties and estimated future abandonment and removal costs for offshore production platforms are calculated at unit-of-production rates based upon estimated proved recoverable reserves. Depreciation of other properties is generally on a straight-line method using various rates based on estimated useful lives.

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

   Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when deemed appropriate. See Note 9 for the principal temporary differences and unused tax credits.

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

   Environmental liabilities are not discounted or reduced by possible recoveries from third parties. However, accrued liabilities for Superfund and similar sites reflect anticipated allocations of liabilities among settling participants.

   Environmental remediation expenditures required for properties held for sale are capitalized. A valuation allowance is established when the aggregate book values of the properties, including capitalized remediation costs, exceed net aggregate realizable values.

   See Notes 17 and 18 for additional information.

FINANCIAL INSTRUMENTS

   The company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate, foreign currency exchange rate and commodity price risks. Gains and losses arising from currency swap agreements are recognized in income and offset the foreign exchange gains and losses on the underlying transactions. Gains and losses arising from commodity future contracts are deferred and included in the basis of the underlying transactions. Income or expense associated with interest rate swap agreements is recognized on the accrual basis over the life of the swap agreement as a component of interest income or interest expense.

   See Note 16 for additional information.

OTHER

   Earnings per share of common stock are based on net earnings less preferred stock dividend requirements, divided by the weighted average shares of common stock outstanding during each period.

   Interest is capitalized on major construction and development projects as part of the costs of the assets.

   Certain items in prior year financial statements have been reclassified to conform to the 1995 presentation.


NOTE 2 - ACCOUNTING CHANGES

   Effective in the fourth quarter of 1995, the company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The new accounting standard sets guidelines to be used for determining and measuring impairment of certain assets. As a result, the company recorded a charge to earnings of $87 million pretax ($53 million after tax or 22 cents per common share) for the write-down of several oil and gas producing properties where recent downward revisions in reserve estimates indicated future net cash flows would be insufficient to fully recover the carrying value of these properties. The carrying values were written down to estimated future discounted cash flows or fully written off in the case of negative future cash flows. The charge was recorded in depreciation, depletion and amortization expense and reflected the reduction in value of various properties located in the United States ($44 million), the Netherlands ($37 million) and Canada ($6 million).

   Effective January 1, 1994, the company changed its accounting policy for recognizing the reduction in value of its producing oil and gas properties and commenced to evaluate properties for impairment on a field-by-field basis instead of a country-by-country basis which was previously used. The cumulative effect of the accounting change resulted in a charge to earnings of $447 million pretax ($277 million after tax or $1.14 per common share) in the first quarter of 1994. The charge reflected the reduction in value of certain oil and gas properties in the U.S. from which the estimated undiscounted future cash flows were less than the current net book values of the properties. As a result of the property write-downs, the company's depreciation and depletion expense in 1994 was reduced by approximately $61 million ($38 million after tax). On a pro forma basis, net earnings for 1993 would have increased by $31 million to $244 million or 86 cents per common share as a result of the accounting change.

   Effective January 1, 1993, the company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This new accounting standard requires the company to recognize its obligation to provide postretirement health care benefits and to accrue such costs rather than recording them on a cash basis. The actuarial present value of the accumulated postretirement health care obligation existing at January 1, 1993 was recognized in the consolidated earnings statement as a cumulative effect of an accounting change, resulting in a charge to the first quarter 1993 earnings of $192 million before tax ($121 million after tax or 50 cents per common share).

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

NOTE 3 - RESTRUCTURING COSTS

   During the fourth quarter of 1994, as a result of an overhead study, the company began a two-year program to reduce its 1,540-person corporate staff by 630 positions and to eliminate another 126 positions in the operating groups. A pretax charge of $25 million was recorded in administrative and general expense for net costs associated with the staff reductions. This charge included $34 million of estimated benefits to be paid to ex-employees over a period of time. Partially offsetting this charge was an estimated credit of $9 million for reduced pension obligations. At December 31, 1995, approximately 541 employees had been terminated as a result of the program. The amount of unpaid benefits remaining on the consolidated balance sheet was $14 million.


NOTE 4 - WRITE-DOWNS OF ASSETS

   In 1995, prior to the adoption of SFAS No. 121 in the fourth quarter, the company recorded a pretax charge of $13 million to write down the carrying values of certain domestic oil and gas properties and $5 million for miscellaneous asset write-downs.

   During 1994, the company recorded a pretax charge of $25 million to write down the carrying value of the Guadalupe oil field due to its decision to shut down the field for environmental reasons. The company also closed certain facilities used in refining and marketing operations and research activities, which resulted in write-downs of $39 million. Due to project modifications, the company wrote off an additional $7 million in 1994 for costs related to the reformulated fuels program at the company's Los Angeles Refinery.

   The 1993 earnings included a pretax charge of $19 million for the write-off of refining projects, primarily due to the cancellation of a portion of work associated with the reformulated fuels program at the company's Los Angeles Refinery.


NOTE 5 - DISPOSITIONS OF ASSETS

   During 1995, the company received total proceeds from sales of assets of $204 million and recorded a pretax gain of $117 million. Of the total, $134 million was from the sale of nonstrategic oil and gas properties with a pretax gain of $52 million. In addition, the company recorded a pretax gain of $26 million on proceeds of $32 million from the sale of its Process, Technology and Licensing business.

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

   The 1995 and 1994 cash flow statements excluded $30 million and $23 million, respectively, in non-cash transactions. These amounts primarily relate to the purchase of Unocal common stock by the trustee of the Unocal Savings Plan (the "Plan") from Unocal. The trustee used the company's matching contributions to the Plan, which were expensed in the company's consolidated earnings statements, to purchase the shares. In the consolidated cash flow statements, the issuance of Unocal common stock and the matching contribution expense were treated as non-cash transactions since the resulting effect on cash flow was zero.

   In the consolidated statement of cash flows for 1994, the $217 million adjustment to reconcile the net loss to net cash provided by operating activities principally included non-cash charges to earnings of $170 million for future environmental remediation costs.

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


NOTE 7 - OTHER FINANCIAL INFORMATION


   CONSOLIDATED EARNINGS INCLUDE THE FOLLOWING:

          Millions of Dollars        1995    1994    1993
----------------------------------------------------------
      Total interest costs           $ 326   $ 305   $ 334
      Less capitalized interest         35      30      30
----------------------------------------------------------
      Interest expense               $ 291   $ 275   $ 304

      Maintenance and repair costs   $ 451   $ 457   $ 442
==========================================================

  The consolidated balance sheet at December 31 includes the following:



   Millions of Dollars                                       1995     1994
---------------------------------------------------------------------------
    Other deferred credits and liabilities:
      Postretirement medical benefits obligation              $ 214   $ 206
      Reserve for litigation and other claims                   262     204
      Other employee benefits                                    50      54
      Other                                                      92      75
   ------------------------------------------------------------------------
        Total                                                 $ 618   $ 539

      Allowances for doubtful accounts and notes receivable   $  28   $  15

      Allowances for investments and long-term receivables    $  15   $   3
   ========================================================================

NOTE 8 - EXCISE, PROPERTY AND OTHER OPERATING TAXES


    Millions of Dollars                          1995     1994    1993
-----------------------------------------------------------------------
      Consumer excise taxes                     $  898   $  893   $ 816
      Real and personal property taxes              69       68      68
      Severance and other taxes on production       38       38      47
      Other taxes and duties                        16       18      20
-----------------------------------------------------------------------
        Total                                   $1,021   $1,017   $ 951
=======================================================================


   In addition, social security and unemployment insurance taxes, which are charged to earnings and included with salaries and wages, totaled $45 million in 1995 and $44 million in 1994 and 1993.

NOTE 9 - INCOME TAXES

  Unocal files a consolidated federal income tax return that includes essentially all U.S. subsidiaries. The components of pretax earnings and the provision for income taxes are as follows:


Millions of Dollars              1995     1994     1993
--------------------------------------------------------
 Earnings (loss) before income
 taxes and cumulative effect
 on accounting changes
  United States                  $  69    $(163)   $ 189
  Foreign                          394      457      422
--------------------------------------------------------
    Total                        $ 463    $ 294    $ 611
--------------------------------------------------------


 Income taxes
 Current
     Federal                     $   3    $  25    $ (73)
     State                           4       18      (19)
     Foreign                       187      245      221
 -------------------------------------------------------
     Total                         194      288      129

 Deferred
     Federal                        20     (120)     113
     State                         (23)      (8)      14
     Foreign                        12       10       12
--------------------------------------------------------
       Total                         9     (118)     139
 -------------------------------------------------------
         Total income taxes      $ 203    $ 170    $ 268
 -------------------------------------------------------


  The following table is a reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the consolidated earnings statement.



Dollars in Millions                                   1995     1994     1993
-----------------------------------------------------------------------------
   Federal statutory rate                               35%      35%      35%
   Taxes on book earnings computed at statutory rate  $ 162    $ 103    $ 214
   Foreign taxes in excess of statutory rate             59       75       66
   Dividend exclusion                                   (15)     (13)     (13)
   Deferred federal business tax credits                  -        -      (12)
   Effect of federal rate change on deferred taxes        -        -       14
   Deferred California business tax credits, net of
    federal tax effect                                  (18)       -        -
   Other                                                 15        5       (1)
-----------------------------------------------------------------------------
     Total                                            $ 203    $ 170    $ 268
-----------------------------------------------------------------------------

   The significant components of deferred income tax assets and liabilities included in the consolidated balance sheet at December 31, 1995 and 1994 are as follows:


Millions of Dollars                                   1995       1994
-----------------------------------------------------------------------
Deferred tax assets (liabilities)
      Depreciation and intangible drilling costs      $(1,129)    $(986)
      Pension assets                                     (145)     (135)
      Investments in affiliates                           (80)      (82)
      Other deferred tax liabilities                     (216)     (212)
      Depletion                                           169       145
      Exploratory costs                                   140       155
      Federal alternative minimum tax credits             142       143
      Future abandonment costs                            133       126
      Postretirement benefit costs                         81        78
      Litigation/environmental costs                      108       112
      1995 federal net operating loss carryforward         94         -
      Other deferred tax assets                           175       152
-----------------------------------------------------------------------
        Total                                         $  (528)    $(504)
-----------------------------------------------------------------------

   No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. If distributed, no additional U.S. tax is expected due to the availability of foreign tax credits. Such undistributed earnings for tax purposes, excluding previously taxed earnings, are estimated at $759 million as of December 31, 1995.

   At year-end 1995, the company had $66 million of unused foreign tax credits with various expiration dates through the year 2000. No deferred tax asset for these foreign tax credits is recognized for financial statement purposes.

   The federal alternative minimum tax credits are available to offset future U.S. federal income taxes on an indefinite basis. In addition, the company has approximately $15 million of federal business tax credit carryforwards and $28 million of California business tax credit carryforwards that will expire between the years 2001 and 2009. The 1995 federal net operating loss carryforward is expected to be fully utilized in 1996.


NOTE 10 - INVENTORIES

Millions of Dollars                1995    1994
------------------------------------------------

Crude oil and condensate          $  48   $  31
Refined products                    161     161
Agricultural products                40      46
Minerals                             30      16
Supplies, merchandise and other      81      87
------------------------------------------------
   Total                          $ 360   $ 341
------------------------------------------------

   The current replacement cost of inventories exceeded the LIFO inventory value included above by $149 million and $142 million at December 31, 1995 and 1994, respectively.

NOTE 11 - PROPERTIES AND CAPITAL LEASES

   Investments in owned and capitalized leased properties at December 31, 1995 and 1994 are set forth below. Total accumulated depreciation, depletion and amortization was $11,431 million and $11,096 million at December 31, 1995 and 1994, respectively.


                                            1995               1994
                                   --------------------------------------
      Millions of dollars         Gross     Net      Gross     Net
   ----------------------------------------------------------------------
      Owned properties (at cost)
       Petroleum operations:
        Exploration
          United States               $   113   $   45   $   167   $   54
          Foreign                         173       90       125       71
        Production
          United States                 7,994    2,676     8,101    2,803
          Foreign                       4,353    1,235     4,106    1,214
        Refining and Marketing
          76 Products Company           3,310    2,058     2,889    1,731
   ----------------------------------------------------------------------
            Total                      15,943    6,104    15,388    5,873
      Geothermal & Power Operations       995      382       967      380
      Diversified Businesses
        Agricultural Products             650      221       616      191
        Carbon & Minerals                 140       45       123       33
        Pipelines                         330       99       324       99
      Corporate and Unallocated           465      254       483      241
   ----------------------------------------------------------------------
        Total owned properties         18,523    7,105    17,901    6,817
      Capitalized leased properties        17        4        18        6
   ----------------------------------------------------------------------
            Total                     $18,540   $7,109   $17,919   $6,823
   ----------------------------------------------------------------------


NOTE 12 - RETIREMENT PLANS


   The company and its subsidiaries have several non-contributory retirement plans covering substantially all employees. Plan benefits are primarily based on years of service and employees' compensation near retirement.

   All U.S. plans are administered by corporate trustees. There was no company contribution to any of the U.S. plans during the years 1993 through 1995 as plan assets substantially exceeded the pension obligations. At year-end 1995, plan assets principally consisted of equity securities, U.S. government and agency issues, corporate bonds and cash.

   Employees of certain foreign subsidiaries of the company are covered by separate plans. Total obligations for all foreign plans are not material.

   Pension costs for the funded U.S. plans include the following components:

Millions of Dollars                                   1995      1994      1993
-------------------------------------------------------------------------------
Service cost - benefits earned during the year       $  21     $  24     $  20
Interest cost on projected benefit obligation           52        49        48
Actual return on plan assets                          (225)        9      (125)
Net amortization and deferral                          129      (109)       20
Net gain from partial settlement of obligation
 and curtailment of operations                          (7)       (4)       (3)
-------------------------------------------------------------------------------
    Net pension expense (income)                     $ (30)    $ (31)    $ (40)
===============================================================================

   The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheet at December 31, 1995 and 1994:


Millions of Dollars                                             1995     1994
--------------------------------------------------------------------------------
Plan assets at fair value                                     $1,053    $ 885
--------------------------------------------------------------------------------

Actuarial present value of benefit obligations:
  Vested benefits                                                636      484
  Nonvested benefits                                              24       18
--------------------------------------------------------------------------------
Accumulated benefit obligation                                   660      502
Effect of projected future salary increases                       78      101
--------------------------------------------------------------------------------
Projected benefit obligation                                     738      603
--------------------------------------------------------------------------------

Plan assets in excess of projected benefit obligation            315      282
Unrecognized net loss                                            115      152
Unrecognized net assets                                          (63)     (86)
Unrecognized prior service cost                                   24       13
--------------------------------------------------------------------------------
    Prepaid pension cost                                      $  391    $ 361
--------------------------------------------------------------------------------

   The assumed rates used to measure the projected benefit obligation and the expected earnings on plan assets were as follows:

                                                 1995    1994     1993
                                                 -----   -----   ------
      Weighted-average discount rate             7.25%   8.50%    7.25%
      Increase in future compensation levels     4.00%   5.00%    5.00%
      Expected long-term return on plan assets   9.50%   9.75%   10.50%

   The amount of benefits which can be covered by the funded plans described above are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Therefore, the company has a supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The amounts expensed for this plan were $5 million, $5 million and $2 million in 1995, 1994 and 1993, respectively. The accumulated obligation recognized in the consolidated balance sheet at December 31, 1995 was $21 million.

   The company has established a grantor trust to provide funding for the benefits payable under the supplemental retirement plan. Total assets held in the trust at December 31, 1995 and 1994 amounted to $14 million and $8 million, respectively.

NOTE 13 - POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT PLANS


   The company's medical plan provides health care benefits for eligible employees and retired employees. Employees may become eligible for postretirement benefits if they reach the normal retirement age while working for the company. The plan is contributory and the benefits are subject to deductibles and co-payments.

   The following table sets forth the postretirement benefit obligation recognized in the consolidated balance sheet at December 31, 1995 and 1994:


Millions of Dollars                                  1995    1994
---------------------------------------------------------------------
Accumulated postretirement benefit obligations:
  Retirees                                          $ 134   $ 134
  Fully eligible active employees                      23      20
  Other active employees                               52      29
---------------------------------------------------------------------
    Total                                             209     183
Unrecognized gain and prior service cost                4      23
---------------------------------------------------------------------
    Accrued postretirement benefit cost             $ 213   $ 206
=====================================================================

   Net periodic postretirement benefits cost is comprised of the following components:


Millions of Dollars          1995    1994    1993
-------------------------------------------------
Service cost                $   4   $   6   $   5
Interest cost                  15      15      17
-------------------------------------------------
    Total                   $  19   $  21   $  22
=================================================


   The accumulated postretirement benefit obligation at December 31, 1995 was determined using a discount rate of 7.25 percent. The health care cost trend rates used in measuring the 1995 benefit obligations were 7.0 percent for under age 65 and 6.2 percent for age 65 and over, gradually decreasing to 5.0 percent by the year 2001 and remaining at that level thereafter. The rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $24 million and net periodic benefits cost by $3 million.

   The company also provides benefits such as workers' compensation and disabled employees' medical care to former or inactive employees after employment but before retirement. The accumulated postemployment benefit obligation was $16 million as of December 31, 1995 and $17 million as of December 31, 1994.

NOTE 14 - LONG-TERM DEBT AND CREDIT AGREEMENTS

   The following table summarizes the company's long-term debt:

                                                    At December 31
                                                   ---------------
Millions of Dollars                                 1995      1994
------------------------------------------------------------------
Bonds and debentures
  9-1/4% Debentures due 2003                      $  250    $  250
  9-1/8% Debentures due 2006                         200       200
  6-1/8% to 7-7/8% Industrial Development
    Revenue Bonds due 1998 to 2008                    71        74
  Swiss Franc Bonds due 1996 (5.25%)                 175       110
  Deutsche Mark Bonds due 1998 (6.125%)              175       110
Notes
  Commercial paper (6.02%) *                         650       456
  Medium-term notes due 1996 to 2011 (8.17%) *     1,075       754
  Bank Credit Agreement (6.08%) *                    105       250
  Revolving credit facilities (6.31%) *              130       135
  9-5/8% Notes due 1995                                -       250
  9-3/4% Notes due 2000                              250       250
  Eurodollar Notes due 1996, effective rate 9.77%      -       200
  8-3/4% Notes due 2001                              200       200
  6-3/8% Notes due 2004                              200       200
  7.20%  Notes due 2005                              200         -
Other miscellaneous debt                              15        15
------------------------------------------------------------------
    Total                                          3,696     3,454
    Less current portion of long-term debt             4         2
------------------------------------------------------------------
    Total long-term debt                          $3,692    $3,452
==================================================================
  *  Weighted average interest rate at December 31, 1995

   At December 31, 1995, the commercial paper, the Swiss Franc Bonds, $5 million of medium-term notes due in 1996 and short-term borrowings under various credit facilities due in 1996 were classified as long-term debt and included with the maturity amount due in the year 2000, listed below. The company has the intent to refinance these borrowings on a long-term basis and has the ability to do so, if necessary, through existing lines of credit extending to the year 2000. The amounts of long-term debt maturing in 1997, 1998, 1999 and 2000 are $118 million, $415 million, $171 million and $1,336 million, respectively.

   In 1995, the company's new borrowings consisted of: (1) $350 million in medium-term notes with interest rates ranging from 6.70% to 8.15% and maturity dates ranging from March 2002 to April 2015; (2) $200 million of 7.20% Notes due 2005; (3) and $50 million under a $50 million revolving credit facility. The proceeds were used principally to retire the Eurodollar Notes and refinance other maturing debt.

   The company also borrowed an additional $50 million under a $250 million revolving credit facility that was established in 1993 for the purpose of funding its oil and gas development program in Thailand. This credit facility, which had $80 million outstanding at December 31, 1995, terminates December 15, 2000. For the same purpose, the company has a $45 million revolving credit facility through April 19, 2000 in the Netherlands. The entire commitment amount was unborrowed at year-end 1995. During 1994, the company arranged an $85 million revolving credit facility with a Canadian Bank. This facility, which has a perpetual 364-day maturity date, was reduced to $25 million in 1995. The entire amount was available at year-end 1995. During 1995, the company arranged a $200 million 364-day credit facility, which matures March 1997 and is subject to annual renewal. The entire commitment amount was undrawn at year-end 1995. Borrowings under these four credit facilities bear interest at different margins above London Interbank Offered Rates (LIBOR) and the agreements call for facility fees on either the total or undrawn commitment.

   The Bank Credit Agreement provides a revolving credit of $1.2 billion through June of the year 2000 at interest rates based on LIBOR and requires a facility fee on the total commitments. Of the total, $105 million had been drawn at December 31, 1995. This agreement is available for general corporate purposes, including the support of commercial paper. The company has other undrawn letters of credit for approximately $183 million. The majority are maintained for operational needs.

   The Bank Credit Agreement and certain of the other revolving credit facilities described above provide for the termination of the commitments and require the prepayment of all outstanding borrowings in the event (a) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal, otherwise than in a transaction having the approval of the Board of Directors of Unocal (the Board), at least a majority of which are continuing directors (as defined therein), or (b) continuing directors shall cease to constitute at least a majority of the Board.


NOTE 15 - LEASE RENTAL OBLIGATIONS

   Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Millions of Dollars
-----------------------------------------
1996                                 $ 77
1997                                   57
1998                                   48
1999                                   37
2000                                   33
Balance                               155
-----------------------------------------
  Total minimum lease payments       $407
=========================================

   Net operating rental expense included in consolidated earnings is as follows:


Millions of Dollars                                      1995     1994     1993
--------------------------------------------------------------------------------
Fixed rentals                                           $ 101    $ 118    $ 129
Contingent rentals (based primarily on sales and usage)    22       32       37
Sublease rental income                                    (49)     (49)     (51)
--------------------------------------------------------------------------------
Net expense                                             $  74    $ 101    $ 115
================================================================================

NOTE 16 - FINANCIAL INSTRUMENTS

   Unocal does not hold or issue financial instruments for trading purposes.

   Notional amounts are not included in the consolidated balance sheet and generally exceed the future cash requirements relating to the instruments.

   The counterparties to the company's financial instruments are regulated exchanges or major international financial institutions with high credit ratings. Even though the company may be exposed to losses in the event of non-performance by these counterparties, it does not anticipate losses due to non-performance by the counterparties. In the opinion of management, the off-balance-sheet risk associated with these instruments is minimal and immaterial.

 FOREIGN CURRENCY FORWARD AND SWAP CONTRACTS

   Unocal enters into various foreign currency forward and swap contracts to manage its exposures to adverse impacts of foreign currency fluctuations under both debt and other obligations. Foreign currency gains or losses on the outstanding contracts essentially offset the foreign currency gains or losses of the underlying obligations.

   During 1986, the company entered into two currency swap agreements to hedge foreign currency exchange exposures related to the interest and principal payments on the company's Swiss Franc bonds due in 1996 and Deutsche Mark bonds due in 1998. These instruments have the same maturities as the related underlying debt. At year-end 1995 and 1994, the aggregate notional principal amounts of these agreements were $220 million. At year-end 1995, these currency swap agreements had an aggregate fair value of approximately $137 million, based on dealer quotes, which is included in long-term receivables on the consolidated balance sheet.

   In addition, the company had two currency swap agreements outstanding on borrowings of its Canadian subsidiary, with notional amounts totaling $250 million at year end 1995, and three currency swap agreements outstanding with national amounts totaling $310 million at year-end 1994. The agreements, entered into by the subsidiary, have the effect of changing the subsidiary's U.S. dollar denominated borrowings into its functional Canadian currency. The objective of these agreements is to limit the subsidiary's exposure to currency exchange gains and losses. The parent company also has two currency swap agreements to offset the subsidiary's currency swaps with the objective of maintaining the underlying debt in U.S. dollars for reporting in the consolidated financial statements. The maturities of the agreements range from 1996 to 1999, which generally correspond to the related debt obligations. The net fair value of the currency swap agreements at year-end 1995 and 1994, based on dealer quotes, was approximately zero.

   As of December 31, 1995, the company had 20 currency forward contracts outstanding to purchase 32 million Pounds Sterling for $48 million. At December 31, 1994, the company had eight currency forward contracts outstanding to purchase 17 million Pounds Sterling for $25 million. The objective is to hedge a series of known obligations denominated in Pounds Sterling which will come due during the period from January 1996 to July 2000. The fair value of these currency forward contracts at December 31, 1995 and 1994, based upon quoted market prices of comparable instruments, was approximately $0.4 million and $1.4 million, respectively, in assets.

INTEREST RATE SWAPS

   Unocal enters into interest rate swap agreements to manage its debt with the objective of minimizing the company's borrowing costs. Net payments or receipts under the agreements are recorded in interest expense on a current basis. The related amounts payable to, or receivable from, the counterparties are included in interest payable on the balance sheet. At year-end 1995 and 1994, the interest rate swap agreements had aggregate fair values of approximately $12 million and $15 million, respectively, in liabilities, based on quoted market prices of comparable instruments.

   In 1986, the company entered into a 10-year interest rate swap agreement with a notional amount of $200 million. This swap was entered into to hedge $200 million floating-rate Eurodollar notes, which were redeemed early in March 1995. From March 1995 until its termination in March 1996, the agreement was used to hedge floating-rate debt consisting of $150 million of outstanding commercial paper and borrowing under the $50 million credit facility as discussed in Note
14. The company paid interest at a fixed rate of 9.28 percent and received interest at a floating rate based on LIBOR. At year-end 1995 and 1994, the floating-interest rates were 5.8 percent and 5.6 percent, respectively.

   In 1994, the company entered into a three-year interest rate swap with a notional amount of $25 million. This swap was entered into to hedge $25 million in medium-term notes. The company pays interest at a floating rate based on LIBOR and receives interest at a fixed rate of 6.7 percent. At year-end 1995 and 1994, the floating interest rates were 5.8 percent and 6.0 percent, respectively.

OTHER

   The company uses commodity futures contracts with maturities of one year or less to hedge the impact of fluctuations in prices of crude oil, natural gas and refined products. Realized and unrealized changes in the market value of futures contracts are deferred until the hedged transaction is recognized. At December 31, 1995, contracts covering 225 thousand barrels of crude oil, 4.2 million gallons of heating oil and 1.02 billion cubic feet of natural gas with notional amounts totaling $4 million for crude oil, $3 million for heating oil and $2 million for natural gas were outstanding. At December 31, 1994, the company had outstanding contracts covering 419 thousand barrels of crude oil and 9 billion cubic feet of natural gas with notional amounts totaling $7 million for crude oil and $16 million for natural gas. The fair values of the contracts, based on quoted market prices, were insignificant at year-end 1995 and 1994.

   As of December 31, 1995 and 1994, the carrying amounts of certain financial instruments employed by the company, including cash, cash equivalents, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

   The estimated fair value of the company's long-term debt was $3,983 million and $3,541 million at year-end 1995 and 1994, respectively. The fair values of debt instruments were based on the discounted amount of future cash outflows using the rates offered to the company for debt of the same remaining maturities.

CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited because there is a large number of customers in the company's customer base spread across many industries and geographic areas. As of December 31, 1995 and 1994, the company had no significant concentrations of credit risk.

NOTE 17 - ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES

   At December 31, 1995, the company had accrued $476 million for the estimated future costs to abandon and remove wells and production facilities, primarily related to worldwide offshore operations. The total costs for abandonments are estimated to be $640 million to $780 million, of which the lower end of the range is used to calculate the amount to be amortized. These estimates are lower than those reported last year as a result of recent abandonment cost studies performed by an outside firm.

   At December 31, 1995, the company's reserves for environmental remediation obligations totaled $214 million, of which $83 million was included in other current liabilities. The reserve includes estimated probable future costs of $32 million for federal Superfund and comparable state-managed multiparty disposal sites; $35 million for formerly-operated sites for which the company has remediation obligations; $71 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $57 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $19 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

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

ENVIRONMENTAL MATTERS

   The company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by the company or others and associated with past and present operations, including sites at which the company has been identified as a potentially responsible party (PRP) under the federal Superfund laws and comparable state laws. Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where the company is able to determine whether it is liable or, if liability is probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of the company's liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper cleanup methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several and retroactive liabilities on PRPs, and the fact that the company is usually just one of a number of companies identified as a PRP.

   As disclosed in Note 17, at year-end 1995 the company had accrued $214 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $180 million.

   Between August 22 and September 6, 1994, a chemical known as "Catacarb" was released into the environment at the company's San Francisco Refinery near Rodeo, California. Persons in the surrounding area have claimed that they were exposed to the chemical in varying degrees. Since September 22, 1994, forty two lawsuits have been filed by or on behalf of all persons, alleged to be several thousand, claiming that they or their property were adversely affected by the releases. Thirty nine of the lawsuits have been consolidated in the Superior Court for Contra Costa County. The First Amended Model Complaint in this consolidated action, filed on February 1, 1995, on behalf of individual plaintiffs and purported classes of plaintiffs, alleges personal injury, emotional distress and increased risk of future illness on behalf of the named plaintiffs and all persons present in and around or downwind from the San Francisco Refinery, and property damage and loss or diminution of property value on behalf of all owners of real and personal property in the vicinity of the Refinery, resulting from the release of Catacarb by the Refinery. Certain individual plaintiffs allege injury from alleged subsequent releases at the Refinery of hydrogen sulfide and other chemicals. The Model Complaint seeks compensatory and punitive damages in unspecified amounts, equitable relief including the creation of a fund for medical monitoring and treatment of plaintiffs and members of the purported classes, statutory penalties and other relief.

TAX MATTERS

   In December 1994, the company received a Notice of Proposed Deficiency from the Internal Revenue Service (IRS) related to the years 1985 through 1987. In February 1995, the company filed a protest of the proposed tax deficiency with the appeals section of the IRS. Discussions with the Appeals Officer are ongoing, but it appears that two substantial issues will proceed to litigation.

   The most significant issue relates to an IRS challenge of a $341 million deduction taken by the company in its 1985 tax return for amounts paid under a settlement agreement with Mesa Petroleum, T. Boone Pickens and Drexel Burnham Lambert, Incorporated and certain others which ended a hostile takeover attempt by that group. The IRS contends that the deduction is not allowable because the payment was related solely to the purchase of the company's common stock. Although the company did purchase shares under the settlement agreement, it properly reflected the purchase in its records at the fair market value of the shares purchased. The deduction at issue relates to that portion of the payment made under the settlement agreement that exceeded the value of the shares purchased. The company intends to vigorously dispute the IRS' assertions in court. If the IRS were ultimately to prevail, the company would owe $157 million of tax for 1985 plus tax deductible interest estimated at $235 million as of December 31, 1995. As this matter is not yet before a court, final resolution of this matter is likely to be several years away.

   The second issue relates to an IRS challenge of a continued deferral of intercompany gains which arose from sales of property between subsidiaries in 1982 and 1983. The IRS contends that the $201 million balance of deferred gain must be recognized in the company's taxable income for 1985 when the subsidiaries contributed the property to a wholly owned master limited partnership. The company intends to vigorously dispute the IRS' assertions in court. If the IRS were ultimately to prevail, the company would owe $92 million in tax for 1985, but would receive credits or refunds for offsetting deductions in later years. For 1986 and 1987 the credits or refunds would total $35 million. In addition to tax, the company would owe tax deductible interest estimated at $96 million as of December 31, 1995. As this matter is not yet before a court, final resolution of this matter is likely to be several years away.

   The company believes it has adequately provided in its accounts for items and issues not yet resolved. In the opinion of management, a successful outcome of the litigation is reasonably likely. However, substantial adverse decisions could have a material effect on the company's financial condition, operating results and liquidity in a given quarter and year when such matters are resolved.

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

NOTE 19 - CAPITAL STOCK

 COMMON STOCK
                                                      1995       1994       1993
                                                   -----------------------------
   Authorized -  750,000,000 shares                    Thousands of Shares
   -----------------------------------------------------------------------------
   Outstanding at beginning of year                244,199    241,324    240,671
   Issuance of common stock                          3,111      2,875        653
   -----------------------------------------------------------------------------
   Outstanding at end of year                      247,310    244,199    241,324
   -----------------------------------------------------------------------------
   Par value per authorized share                 $   1.00   $   1.00   $   1.00
   =============================================================================

   At December 31, 1995, there were approximately 16.7 million shares reserved for the conversion of preferred stock, 14.2 million shares for the company's employee benefit plans and Directors' Restricted Stock Plan and 5.7 million shares for the company's Dividend Reinvestment and Common Stock Purchase Plan.

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

   The Rights expire on January 29, 2000, unless previously redeemed by the Board. The Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings of the company. As of December 31, 1995, none of the Series A Preferred Stock had been issued nor had the Rights become exercisable.

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

    The following is a summary of stock option transactions for 1993, 1994 and 1995:

                                                               Weighted Average
1985 Plan                               Shares Under Option    Price per Share
-------------------------------------------------------------------------------

Outstanding, January 1, 1993                 2,230,291              $24.12
  Exercised                                   (266,693)              19.20
  Canceled                                    (119,428)              24.41
-------------------------------------------------------------------------------

Outstanding, December 31, 1993               1,844,170               24.82
  Exercised                                    (95,505)              20.10
  Canceled                                     (33,735)              30.07
-------------------------------------------------------------------------------

Outstanding, December 31, 1994               1,714,930               24.98
  Exercised                                   (198,720)              21.13
  Canceled                                    (108,996)              29.55
-------------------------------------------------------------------------------
Outstanding, December 31, 1995               1,407,214               25.16
Exercisable, December 31, 1995               1,407,214               25.16
===============================================================================

                                                               Weighted Average
1991 Plan                               Shares Under Option    Price per Share
-------------------------------------------------------------------------------

Outstanding, January 1, 1993                   998,563              $20.94
  Granted                                      762,528               29.69
  Exercised                                    (80,099)              20.94
  Canceled                                     (44,723)              21.68
-------------------------------------------------------------------------------

Outstanding, December 31, 1993               1,636,269               25.00
  Granted                                      819,628               26.38
  Exercised                                    (28,384)              20.94
  Canceled                                     (98,226)              26.02
-------------------------------------------------------------------------------

Outstanding, December 31, 1994               2,329,287               25.49
  Granted                                      856,189               28.50
  Exercised                                    (49,906)              21.05
  Canceled                                     (66,341)              25.33
-------------------------------------------------------------------------------

Outstanding, December 31, 1995               3,069,229               26.40
Exercisable, December 31, 1995               1,863,625               25.39

   Under the Long-Term Incentive Plan of 1991, there were 5,303,044 shares available at year-end 1995 for stock option awards as well as other awards. No additional shares will be granted under the 1985 Plan.

NOTE 21 - SUMMARIZED FINANCIAL DATA OF UNION OIL

   Unocal Corporation is the parent of Union Oil Company of California, a fully integrated energy resources company. Virtually all operations are conducted by Union Oil and its subsidiaries. Summarized financial information for Union Oil and its consolidated subsidiaries is presented below:

                                                          For Years Ended
                                                   ----------------------------
Millions of Dollars                                  1995     1994      1993
-------------------------------------------------------------------------------
Total revenues                                        $8,425   $7,965    $8,344
Total costs and other deductions, including income
  taxes                                                8,163    7,840     8,000
Earnings before cumulative effect of accounting
  changes                                                262      125       344
Cumulative effect of accounting changes                    -     (277)     (130)
Net earnings (loss)                                      262     (152)      214
===============================================================================
                                                                At December 31
                                                             -------------------
Millions of Dollars                                             1995      1994
--------------------------------------------------------------------------------
Current assets                                                 $1,576    $1,528
Noncurrent assets                                               8,328     7,822
Current liabilities                                             1,309     1,275
Noncurrent liabilities                                          5,645     5,264
Shareholder's equity                                            2,950     2,811
================================================================================

NOTE 22 - INVESTMENTS IN AFFILIATES

   Investments in affiliated companies accounted for by the equity method were $407 million, $391 million and $389 million at December 31, 1995, 1994 and 1993, respectively. Dividends or cash distributions received from these affiliates were $92 million, $88 million and $80 million for the same years, respectively. These affiliated companies are primarily engaged in pipeline ventures, refining and marketing operations, and the manufacture of needle coke.

   The excess of the company's investments in Colonial Pipeline Company and West Texas Gulf Pipeline Company over its share in the related underlying equity in net assets is being amortized on a straight-line basis over a period of 40 years. The remaining unamortized balance at December 31, 1995 was $107 million.

   The company has a 50% interest in The UNO-VEN Company (UNO-VEN), a refining and marketing partnership in the midwestern United States. The company's share of the underlying equity in the net assets of UNO-VEN over the carrying value of its investment is being amortized on a straight-line basis over a period of 25 years. The remaining unamortized balance at December 31, 1995 was $57 million.

   Summarized financial information for these equity investees is shown below.

                                         1995                1994                1993
                                ------------------------------------------------------------
                                            Unocal's            Unocal's            Unocal's
    Millions of Dollars             Total      Share    Total      Share    Total      Share
   -----------------------------------------------------------------------------------------
    Revenues                       $2,441       $951   $2,144       $829   $2,257       $857
    Costs and other deductions      2,080        870    1,809        743    1,903        773
    Net earnings                      361         81      335         86      354         84
   =========================================================================================
    Current assets                 $  631       $245   $  440       $178   $  452       $178
    Noncurrent assets               2,095        588    2,121        597    2,081        564
    Current liabilities               568        212      383        152      317        111
    Noncurrent liabilities          1,012        273    1,038        291    1,068        301
    Net equity                      1,146        348    1,140        332    1,148        330
   =========================================================================================

NOTE 23 - SALE OF ACCOUNTS RECEIVABLE

   On December 15, 1995, the company entered into an agreement to sell, on a revolving basis, an undivided interest in a defined pool of the company's trade receivables. As collections reduce the amount of receivables included in the pool, the company sells new receivables to bring the amount sold up to the $200 million maximum permitted by the agreement. Under the terms of the agreement, the company retains the risk of credit loss and the collection and administrative responsibilities for the receivables sold.

   The $200 million proceeds from the sale were used to reduce borrowings and is reflected as a reduction of accounts receivable in the consolidated balance sheet and as operating cash flows in the consolidated statement of cash flows. The total cost of the program from December 15, 1995 through the end of the year was $0.8 million, which included a one-time charge of $0.3 million. The total amount was included in operating expense in the consolidated earnings statement.

NOTE 24 - SEGMENT AND GEOGRAPHIC DATA

   The company's businesses include petroleum, geothermal, agricultural products, carbon and minerals. Petroleum involves the exploration for, and the production, transportation, purchase and sale of, crude oil and natural gas; and the manufacture, purchase, transportation and marketing of petroleum products and the manufacturing and marketing of petroleum coke. Geothermal involves the exploration for, and the production and sale of, geothermal resources and the construction and eventual operation of electrical generating plants served by the resources. Agricultural Products involves the manufacture, transportation and marketing of nitrogen-based fertilizers for agricultural uses. Carbon and Minerals operations involves the production and marketing of petroleum coke, graphites, solvents and specialty minerals. The company is also involved in other miscellaneous businesses.

   Unocal has domestic oil and gas operations in the Louisiana/Gulf, California, Alaska and Central U.S. regions. The sale of California oil and gas producing properties is expected to be completed in April 1996 (see Note 25 for additional information). Most of the company's crude oil produced in the United States is sold to third parties. A substantial portion of the natural gas produced domestically is sold to third parties under contracts having terms of less than two years. The remainder is sold to third parties in the spot market, used in the company's agricultural products operations or as fuel in its refineries.

   Unocal has oil and gas production in six foreign countries: Thailand, Indonesia, Canada, the Netherlands, United Kingdom and Zaire. The company sells most of its foreign natural gas production overseas to third parties under long-term contracts. The crude oil and condensate produced overseas are primarily sold to third parties at spot market prices.

   Unocal pursues exploration opportunities and business development projects worldwide to sustain the long-term growth of the company. Currently, the main areas of oil and gas exploration and development opportunities are in Azerbaijan, Myanmar, Turkmenistan, Pakistan, China and Vietnam.

   The company owns three refineries in California that are operated by the 76 Products Company business segment, which carries out the company's refining and marketing activities. The company manufactures a complete line of high-quality petroleum products, including automotive gasoline, jet and turbine fuels, kerosene, diesel oils, automotive and industrial lubricating oils and petroleum coke.

   The company principally markets gasoline and other refined petroleum products in the western United States under the "Unocal 76" trade name. Gasoline is marketed to consumers at retail service stations, while jet fuels, diesel fuel, lube oil, and heavy fuel oil are marketed to commercial users.

   The Geothermal and Power Operations segment supplies geothermal steam for power generation, with major operations in California, the Philippines and Indonesia. This segment is constructing power plants in Indonesia to be served by the geothermal resources it provides.

   Agricultural Products manufactures and markets nitrogen-based fertilizers for wholesale markets to the western United States and to the Pacific Rim. Carbon and Minerals produces and markets petroleum coke (other than on the West Coast), graphites, solvents and specialty minerals. Pipelines principally includes the company's equity interests in affiliated pipeline companies. Other includes the development and sale of real estate assets and the company's equity interest in UNO-VEN.

   The Corporate and Unallocated category includes all unallocated corporate items and miscellaneous operations. In addition, this category, especially in prior years, includes the financial data related to businesses that were sold or being phased-out.

   Financial data by business segments and geographic areas of operation are shown below. Intersegment revenue eliminations in business segment data are mainly transfers from exploration and production operations to refining, marketing and transportation operations, and in geographic areas of operations essentially represent transfers from foreign countries to the United States. Intersegment sales prices approximate market prices.

BUSINESS SEGMENT DATA

Millions of Dollars                          1995      1994      1993       1992       1991
-------------------------------------------------------------------------------------------
Revenues:
 Petroleum
   Exploration and Production
     United States (a)                     $2,477    $2,501    $2,703    $ 2,824    $ 3,013
     Foreign       (b)                      1,345     1,258     1,146      1,365      1,248
   Refining, Marketing and
    Transportation
     76 Products Company                    4,036     3,693     3,614      3,814      3,666
 Geothermal and Power Operations              133       139       142        134        133
 Diversified Businesses
   Agricultural Products                      509       378       331        324        285
   Carbon and Minerals                        271       241       220        220        160
   Pipelines                                  120        92        90         84         74
   Other                                       23        45        33         33         18
 Corporate and Unallocated                     79       123       585      1,906      2,957
 Intersegment Eliminations                   (568)     (505)     (520)      (643)      (659)
-------------------------------------------------------------------------------------------
     Total                                 $8,425    $7,965    $8,344    $10,061    $10,895

 (a) Includes marketing related sales of   $  789    $  918    $  974    $ 1,056    $ 1,162
 (b) Includes marketing related sales of   $  370    $  200    $  136    $   268    $   145



Millions of Dollars                           1995         1994         1993         1992         1991
--------------------------------------------------------------------------------------------------------
Earnings:
 Petroleum
   Exploration and Production
     United States                            $  386       $  289       $  376       $  346      $   333
     Foreign                                     330          407          390          377          403
   Refining, Marketing and
    Transportation
     76 Products Company (a)                     (12)          23          126           44         (107)
 Geothermal and Power Operations                  47           57           51           34           36
 Diversified Businesses
   Agricultural Products                         113           43           27           24           (6)
   Carbon and Minerals                            72           62           45           21           16
   Pipelines                                      82           70           67           64           58
   Other                                          12           22           25           31           12
 Corporate and Unallocated
   Administrative and General expense           (127)        (137)         (98)        (102)         (68)
   Net interest expense                         (257)        (255)        (279)        (356)        (357)
   Environmental and Litigation expense (b)     (148)        (293)        (130)         (98)         (80)
   Other                                         (35)           6           11          (36)         (28)
--------------------------------------------------------------------------------------------------------
 Pretax earnings before cumulative
  effect of accounting changes                   463          294          611          349          212
Income taxes                                    (203)        (170)        (268)        (153)        (139)
Cumulative effect of accounting changes            -         (277)        (130)          24            -
--------------------------------------------------------------------------------------------------------
       Net earnings (loss)                    $  260       $ (153)      $  213       $  220      $    73



Assets - December 31:
 Petroleum
   Exploration and Production (c)
     United States                            $3,071       $3,214       $3,815       $3,774      $ 3,906
     Foreign                                   1,648        1,509        1,528        1,563        1,595
   Refining, Marketing and
    Transportation
     76 Products Company                       2,604        2,322        2,032        1,979        1,752
 Geothermal and Power Operations                 481          456          436          461          469
 Diversified Businesses
   Agricultural Products                         309          284          281          292          227
   Carbon and Minerals                           229          204          201          211          246
   Pipelines                                     261          262          264          270          255
   Other                                         230          193          179          156          131
 Corporate and Unallocated                     1,058          893          970        1,186        1,764
--------------------------------------------------------------------------------------------------------
     Total                                    $9,891       $9,337       $9,706       $9,892      $10,345

 (a) 1991 includes the write-down of the Los Angeles Refinery for $73 million.
 (b) 1994 includes a $161 million provision for environmental remediation costs.
 (c) The decline in 1994 is primarily due to the write-down of impaired producing oil and gas properties as discussed in Note 2.


Millions of Dollars                         1995      1994      1993     1992     1991
----------------------------------------------------------------------------------------

Capital expenditures:
 Petroleum
   Exploration and Production
     United States                          $  497    $  486    $  562   $ 364    $  488
     Foreign                                   353       310       330     275       369
   Refining, Marketing and
    Transportation
     76 Products Company                       422       367       231     194       463
 Geothermal and Power Operations                51        35        48      33        19
 Diversified Businesses
   Agricultural Products                        55         8         8      54        37
   Carbon and Minerals                          12         8         4       7         6
   Pipelines                                     5         5         4       4         8
   Other                                         6        12         7       4         -
 Corporate and Unallocated                      58        41        55      24        80
----------------------------------------------------------------------------------------
     Total                                  $1,459    $1,272    $1,249   $ 959    $1,470


Depreciation, depletion and
 amortization:
  Petroleum
   Exploration and Production
     United States                          $  537    $  476    $  507   $ 538    $  493
     Foreign                                   290       240       245     211       210
   Refining, Marketing and
    Transportation
     76 Products Company                       111       135       107      95       154
 Geothermal and Power Operations                28        28        49      45        46
 Diversified Businesses
   Agricultural Products                        28        20        18      17        42
   Carbon and Minerals                           6         6         6      12         9
   Pipelines                                     6         6         7       7         7
 Corporate and Unallocated                      16        36        24      39        44
----------------------------------------------------------------------------------------
     Total                                  $1,022    $  947    $  963   $ 964    $1,005
========================================================================================

GEOGRAPHIC AREAS OF OPERATIONS

MILLIONS OF DOLLARS                          1995       1994       1993       1992       1991
----------------------------------------------------------------------------------------------

Revenues:
 United States                              $6,883     $6,500     $6,541    $ 6,712    $ 6,590
 Foreign                                     1,463      1,342      1,241      1,457      1,449
 Corporate and Unallocated                      79        123        585      1,906      2,957
 Intersegment Eliminations                       -          -        (23)       (14)      (101)
----------------------------------------------------------------------------------------------
   Total                                    $8,425     $7,965     $8,344    $10,061    $10,895


Earnings:
 United States                              $  636     $  679     $  729    $   536    $   400
 Foreign                                       394        457        422        425        469
 Corporate and Unallocated                    (567)      (842)      (540)      (612)      (657)
----------------------------------------------------------------------------------------------
 Pretax earnings before cumulative
  Effect of accounting changes                 463        294        611        349        212
Income taxes                                  (203)      (170)      (268)      (153)      (139)
Cumulative effect of accounting changes          -       (277)      (130)        24          -
----------------------------------------------------------------------------------------------
     Net earnings (loss)                    $  260     $ (153)    $  213    $   220    $    73

Assets - December 31:
 United States                              $6,905     $6,700     $7,009    $ 6,958    $ 6,806
 Foreign                                     1,928      1,744      1,727      1,748      1,775
 Corporate and Unallocated                   1,058        893        970      1,186      1,764
----------------------------------------------------------------------------------------------
   Total                                    $9,891     $9,337     $9,706    $ 9,892    $10,345

NOTE 25 - SUBSEQUENT EVENT

  On February 16, 1996, Unocal and Nuevo Energy Company (Nuevo) signed an asset purchase agreement for the sale of nearly all of Unocal's crude oil and natural gas producing properties in California. Torch Energy Advisors, Inc. (Torch) negotiated the sale and will operate the properties on behalf of Nuevo, a company Torch formed in 1990. The sales agreement is subject to certain regulatory consents, approvals and waiting periods.

  Under the terms of the agreement, Unocal will receive approximately $500 million from the sale of the properties. The final cash settlement will be set at the closing, which is expected in April 1996. In addition, beginning in 1998, the company could receive further payments that are contingent upon the price per barrel from the properties' future oil production. The company expects to use the proceeds from the sale to reduce debt and fund projects in Central and Southeast Asia.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

Results of Operations

   Results of operations of oil and gas exploration and production activities are shown below. Sales revenues are net of royalty payments, net profits interests and marketing related purchases. Other revenues primarily include gains or losses on sales of oil and gas properties and miscellaneous rental income.

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

                                           United    Far     Other
Millions of Dollars                        States   East    Foreign     Total
------------------------------------------------------------------------------
YEAR 1995
 Sales
   To public                               $  580    $514      $176     $1,270
   Intercompany                               772     249        18      1,039
 Other revenues                               164       5        29        198
------------------------------------------------------------------------------
     Total                                  1,516     768       223      2,507
 Production costs                             394     102        79        575
 Exploration expenses                          75      64        54        193
 Depreciation, depletion and                  537     192        98        827
  amortization
 Other operating expenses                     124      46        26        196
------------------------------------------------------------------------------
       Net                                    386     364       (34)       716
       Income taxes                           146     170       (21)       295
------------------------------------------------------------------------------
         Results of operations             $  240    $194      $(13)    $  421
YEAR 1994
 Sales
   To public                               $  639    $495      $198     $1,332
   Intercompany                               749     263        14      1,026
 Other revenues                                17       -        41         58
------------------------------------------------------------------------------
     Total                                  1,405     758       253      2,416
 Production costs                             420     108        76        604
 Exploration expenses                          69      67        56        192
 Depreciation, depletion and                  476     165        75        716
  amortization
 Other operating expenses                     151      39        18        208
------------------------------------------------------------------------------
       Net                                    289     379        28        696
       Income taxes                           109     194        15        318
------------------------------------------------------------------------------
         Results of operations             $  180    $185      $ 13     $  378
YEAR 1993
 Sales
   To public                               $  624    $517      $187     $1,328
   Intercompany                               839     198        12      1,049
 Other revenues                                66       -        51        117
------------------------------------------------------------------------------
     Total                                  1,529     715       250      2,494
 Production costs                             448     108        78        634
 Exploration expenses                          75      28        63        166
 Depreciation, depletion and                  507     174        71        752
  amortization
 Other operating expenses                     122      42        12        176
------------------------------------------------------------------------------
       Net                                    377     363        26        766
       Income taxes                           149     168        12        329
------------------------------------------------------------------------------
         Results of operations             $  228    $195      $ 14     $  437

COSTS INCURRED

   Costs incurred in oil and gas property acquisition, exploration and development activities, either capitalized or charged to expense, are shown below. Data for the company's capitalized costs related to petroleum production and exploration activities are presented in Note 11.


                           United   Far     Other
Millions of Dollars        States   East   Foreign   Total
----------------------------------------------------------
1995
 Property acquisition
   Proved                    $  7   $  -       $ 6    $ 13
   Unproved                    13      2         5      20
 Exploration                  138    117        62     317
 Development                  383    181        91     655
----------------------------------------------------------
1994
 Property acquisition
   Proved                    $  5   $  -       $ -    $  5
   Unproved                     4      -         7      11
 Exploration                  115     94        58     267
 Development                  398    189        62     649
----------------------------------------------------------
1993
 Property acquisition
   Proved                    $ 32   $  -       $ 2    $ 34
   Unproved                     8      -        14      22
 Exploration                  121     40        61     222
 Development                  469    203        94     766
----------------------------------------------------------

AVERAGE SALES PRICE AND PRODUCTION COSTS PER UNIT (UNAUDITED)

   The average sales price is based on sales revenues and volumes attributable to net working interest production. The average production costs per barrel presented below are based on equivalent petroleum barrels, including natural gas converted at a ratio of 6.0 MCF to one barrel of oil which represents the energy content of the wet gas.

                                           United    Far      Other
                                           States    East    Foreign   Total
-----------------------------------------------------------------------------
1995
Average sales price:
 Crude oil and condensate - per barrel     $15.03   $16.09    $15.69   $15.40
 Natural gas - per MCF                       1.56     2.04      1.39     1.72
 Natural gas liquids - per barrel           11.57    12.99      9.02    11.73
Average production costs per barrel          3.49     1.50      5.40     2.94
=============================================================================
1994
Average sales price:
 Crude oil and condensate - per barrel     $13.06   $14.55    $14.36   $13.63
 Natural gas - per MCF                       1.78     2.01      1.76     1.86
 Natural gas liquids - per barrel           11.38     8.32      8.31    10.60
Average production costs per barrel          3.60     1.54      5.15     3.00
-----------------------------------------------------------------------------
1993
Average sales price:
 Crude oil and condensate - per barrel     $13.68   $15.50    $14.88   $14.21
 Natural gas - per MCF                       1.97     2.11      1.79     2.01
 Natural gas liquids - per barrel           13.65     8.06      9.51    12.51
Average production costs per barrel          4.02     1.77      5.53     3.40
-----------------------------------------------------------------------------

OIL AND GAS RESERVE DATA (UNAUDITED)

   Estimates of physical quantities of oil and gas reserves, determined by company engineers, for the years 1995, 1994 and 1993 are shown below. As defined by the Securities and Exchange Commission, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Proved reserve quantities exclude royalties owned by others, however, foreign reserves held under certain production sharing agreements, principally with Indonesia, are reported on a gross basis. The gross basis includes the company's net working interest and host country's interest. Unocal's estimated net worldwide reserves, excluding the host country's share under these production sharing agreements, would have been 596 million barrels of crude oil and 6,308 billion cubic feet of natural gas at December 31, 1995.

   Natural gas reserves are reported on a wet-gas basis, which include natural gas liquids reserves. For informational purposes, natural gas liquids reserves in the U.S. were 83, 91 and 95 million barrels at December 31, 1995, 1994 and 1993, respectively. They are derived from the natural gas reserves by applying a national average shrinkage factor obtained from the Department of Energy published statistics. Foreign natural gas liquids reserves were insignificant for the above periods.

ESTIMATED PROVED RESERVES OF CRUDE OIL AND CONDENSATE

                                                      United      Far     Other
MILLIONS OF BARRELS                                   States      East    Foreign    Total
------------------------------------------------------------------------------------------
DEVELOPED AND UNDEVELOPED AS OF JANUARY 1, 1993        506         189         99      794
 Revisions of estimates                                 (6)          -          2       (4)
 Improved recovery                                       6           -          -        6
 Discoveries and extensions                             27           5         25       57
 Purchases                                               4           -          -        4
 Sales                                                  (6)          -         (3)      (9)
 Production                                            (48) (a)    (25)       (11)     (84)
------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1993                                483         169        112      764
 Revisions of estimates                                 (7)          6          3        2
 Improved recovery                                       2           -          -        2
 Discoveries and extensions                              9          28          7       44
 Sales                                                 (18)          -         (2)     (20)
 Production                                            (50)        (32)       (13)     (95)
------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1994                                419         171        107      697
 Revisions of estimates                                  9           8        (11)       6
 Improved recovery                                      19           -          -       19
 Discoveries and extensions                              4          21          7       32
 Purchases                                               -           -         20       20
 Sales                                                 (18)          -         (1)     (19)
 Production                                            (46)        (31)       (11)     (88)
------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1995                                387         169        111      667
==========================================================================================
PROVED DEVELOPED RESERVES
 December 31, 1992                                     388         107         57      552
 December 31, 1993                                     360          98         78      536
 December 31, 1994                                     318         103         69      490
 December 31, 1995                                     298          96         64      458


(a) Excludes 7 million barrels produced in 1993 but sold under forward contracts in 1992.

ESTIMATED PROVED RESERVES OF NATURAL GAS

                                                      United      Far     Other
BILLIONS OF CUBIC FEET                                States      East    Foreign    Total
------------------------------------------------------------------------------------------
DEVELOPED AND UNDEVELOPED AS OF JANUARY 1, 1993         3,831    2,596        310    6,737
 Revisions of estimates                                   (94)      49        (20)     (65)
 Discoveries and extensions                               348      261         19      628
 Purchases                                                 26        -         23       49
 Sales                                                    (19)       -        (75)     (94)
 Production                                              (365)    (237)       (21)    (623)
------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1993                                 3,727    2,669        236    6,632
 Revisions of estimates                                     3       (2)       (16)     (15)
 Discoveries and extensions                               282      624         88      994
 Purchases                                                117  (a)   -          -      117
 Sales                                                   (128) (b)   -         (3)    (131)
 Production                                              (421)    (243)       (22)    (686)
------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1994                                 3,580    3,048        283    6,911
 Revisions of estimates                                   (55)      40        (20)     (35)
 Discoveries and extensions                               209      408          -      617
 Purchases                                                  -        -          7        7
 Sales                                                    (54)       -          -      (54)
 Production                                              (419)    (241)       (21)    (681)
------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1995                                 3,261    3,255        249    6,765
==========================================================================================

PROVED DEVELOPED RESERVES
 December 31, 1992                                      2,460    1,587        225    4,272
 December 31, 1993                                      2,520    1,601        147    4,268
 December 31, 1994                                      2,437    1,768        127    4,332
 December 31, 1995                                      2,194    1,807        188    4,189

(a)  Includes 115 billion cubic feet due to property exchanges.
(b)  Includes 105 billion cubic feet due to property exchanges.

PRESENT VALUE OF FUTURE NET CASH FLOW (UNAUDITED)

   The present value of future net cash flows from proved oil and gas reserves for the years 1995, 1994 and 1993 are presented below. Revenues are based on estimated production of proved reserves from existing and planned facilities and on average prices of oil and gas at year-end. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year-end statutory tax rates to pretax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

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

                                            United      Far      Other
Millions of Dollars                         States     East     Foreign    Total
----------------------------------------------------------------------------------
1995
Revenues (a)                                $12,395    $7,617    $1,939    $21,951
Production costs                              4,532     1,423     1,013      6,968
Development costs (b)                         1,696     1,025       253      2,974
Income tax expense                            1,824     2,176       298      4,298
----------------------------------------------------------------------------------
Future net cash flow                          4,343     2,993       375      7,711
10% annual discount                           1,496     1,129       117      2,742
----------------------------------------------------------------------------------
Present value of future net cash flow       $ 2,847    $1,864    $  258    $ 4,969
==================================================================================
1994
Revenues (a)                                $11,291    $6,610    $1,798    $19,699
Production costs                              4,829     1,321       890      7,040
Development costs (b)                         1,835     1,122       217      3,174
Income tax expense                            1,189     1,729       290      3,208
----------------------------------------------------------------------------------
Future net cash flow                          3,438     2,438       401      6,277
10% annual discount                           1,141       858       128      2,127
----------------------------------------------------------------------------------
Present value of future net cash flow       $ 2,297    $1,580    $  273    $ 4,150
==================================================================================
1993
Revenues (a)                                $12,260    $6,049    $1,467    $19,776
Production costs                              5,114     1,192       640      6,946
Development costs (b)                         1,980     1,006       201      3,187
Income tax expense                            1,172     1,788       263      3,223
----------------------------------------------------------------------------------
Future net cash flow                          3,994     2,063       363      6,420
10% annual discount                           1,333       546       124      2,003
----------------------------------------------------------------------------------
Present value of future net cash flow       $ 2,661    $1,517    $  239    $ 4,417
==================================================================================
(a) Average prices at year end used in this calculation are as follows:

  Crude oil per barrel
     1995                                   $ 15.44    $17.14    $15.20
     1994                                     13.26     16.84     14.81
     1993                                     10.08     14.96     11.78
  Natural gas per mcf
     1995                                   $  1.98    $ 2.18    $ 1.58
     1994                                      1.62      1.88      1.28
     1993                                      2.05      1.99      1.62


(b) Includes dismantlement and abandonment costs.


Millions of Dollars                              1995         1994          1993
--------------------------------------------------------------------------------
Present value at beginning of year             $ 4,150      $ 4,417      $ 5,425
Discoveries and extensions, net of
 estimated future costs                            743          602          626
Net purchases and sales of proved
 reserves (a)                                      (51)         (22)         (52)
Revisions to prior estimates:
   Prices net of estimated changes in
    production costs                             2,321           83       (2,026)
   Future development costs                       (516)        (164)          92
   Quantity estimates                              (58)         (88)        (403)
   Production schedules and other                 (548)          39           91
Accretion of discount                              636          543          741
Development costs related to beginning
 of year reserves                                  635          646          764
Sales of oil and gas, net of production
 costs of $575 million in 1995, $604 million
 in 1994 and $634 million in 1993               (1,734)      (1,754)      (1,653)(b)
Net change in income taxes                        (609)        (152)         812
--------------------------------------------------------------------------------
Present value at end of year                   $ 4,969      $ 4,150      $ 4,417
================================================================================

(a) Purchases of reserves were valued at $23 million, $26 million and $39 million in 1995, 1994 and 1993, respectively. Sales of reserves, including the sale of future production, were valued at $74 million, $48 million and $91 million for the same years, respectively.

(b) Excludes the 1992 sale of future production for which income was recognized in 1993 but cash was received in 1992.

QUARTERLY FINANCIAL AND MARKET PRICE DATA (Unaudited)
-----------------------------------------------------

                                                                                          1995 QUARTERS
                                                           ---------------------------------------------------------------------
Dollars in millions except per share amounts                     1st                 2nd                3rd                 4th
--------------------------------------------------------------------------------------------------------------------------------
Total revenues (a)                                             $1,906              $2,290             $2,005              $2,224
Total costs and other deductions, including income
  taxes (b)                                                     1,832               2,212              1,946               2,175
--------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                   $   74              $   78             $   59              $   49
--------------------------------------------------------------------------------------------------------------------------------
 Net earnings per common share                                 $  .27              $  .28             $  .20              $  .16
--------------------------------------------------------------------------------------------------------------------------------
Gross margin (c)                                               $  147              $  176             $  139              $  122
--------------------------------------------------------------------------------------------------------------------------------
(a) Includes sales and operating revenues of                   $1,826              $2,238             $1,933              $2,136
(b) Includes special items of                                  $   15              $   50             $   10              $  148
(c) Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expense, consumer excise taxes and other operating taxes.

                                                                                          1994 QUARTERS
                                                           ---------------------------------------------------------------------
Dollars in millions except per share amounts                     1st                 2nd                3rd                 4th
--------------------------------------------------------------------------------------------------------------------------------
Total revenues (a)                                             $1,916              $2,045             $2,020              $1,984
Total costs and other deductions, including income
  taxes (b)                                                     1,853               1,986              1,950               2,052
--------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) before cumulative effect
  of accounting change                                             63                  59                 70                 (68)
Cumulative effect of accounting change                           (277)                  -                  -                   -
--------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                            $ (214)             $   59             $   70              $  (68)
--------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share:
  Before cumulative effect of accounting change                $  .22              $  .21             $  .25              $ (.32)
  Cumulative effect of accounting change                        (1.14)                  -                  -                   -
--------------------------------------------------------------------------------------------------------------------------------
  Net earnings (loss) per common share                         $ (.92)             $  .21             $  .25              $ (.32)
--------------------------------------------------------------------------------------------------------------------------------
Gross margin (c)                                               $  132              $  188             $  203              $   16
--------------------------------------------------------------------------------------------------------------------------------
(a) Includes sales and operating revenues of                   $1,829              $2,023             $1,989              $1,956
(b) Includes special items of                                  $   58              $   13             $   17              $  229
(c) Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expense, consumer excise taxes and other operating taxes.

   The net loss for the fourth quarter of 1994 included charges of $94 million ($152 million pretax) for environmental remediation costs, $22 million ($35 million pretax) for litigation expenses, $22 million ($35 million pretax) for asset write-downs and $15 million ($25 million pretax) for restructuring costs. Fourth quarter charges for environmental remediation and litigation are principally due to changes in estimates. Included in the $94 million for environmental remediation costs was $16 million ($26 million pretax) which relates to incremental obligations incurred over a number of prior periods but which would not have been material to any such period.

SELECTED FINANCIAL DATA

Dollars in millions except per share amounts           1995        1994        1993        1992        1991
------------------------------------------------------------------------------------------------------------
SALES AND EARNINGS DATA
Sales revenues
  Petroleum products                                $  2,768    $  2,457    $  2,895    $  3,710    $  3,759
  Crude oil and condensate                             2,303       2,314       2,264       2,754       3,027
  Agricultural products                                  486         373         319         292         256
  Natural gas                                          1,031       1,109       1,104       1,033         954
  Geothermal                                             120         135         145         197         204
  Natural gas liquids                                     97          96         101         116         117
  Minerals                                                95          79          62          80          92
  Other                                                   74         119         149         457         967
  Consumer excise taxes                                  898         893         816         992       1,050
------------------------------------------------------------------------------------------------------------
     Total                                             7,872       7,575       7,854       9,631      10,426
Operating revenues                                       261         222         223         256         309
Other revenues                                           292         168         267         174         160
------------------------------------------------------------------------------------------------------------
       Total revenues                                  8,425       7,965       8,344      10,061      10,895
Earnings before cumulative effect of
 accounting changes                                      260         124         343         196          73
  Per common share                                       .91         .36        1.27         .75         .31
Net earnings (loss) (a)                                  260        (153)        213         220          73
  Per common share                                       .91        (.78)        .73         .85         .31
------------------------------------------------------------------------------------------------------------

SHARE DATA
Cash dividends declared on preferred  stock         $     36    $     36    $     36    $     17    $      -
  Per share                                             3.50        3.50        3.50        1.62           -
Cash dividends declared on common stock                  197         194         181         167         164
  Per share                                              .80         .80         .75         .70         .70
Number of common stockholders of record
 at year end                                          33,028      37,622      41,682      44,870      43,591
Weighted average common shares - thousands           246,112     242,640     241,114     238,278     234,594
------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA
Current assets                                      $  1,576    $  1,528    $  1,578    $  1,660    $  1,978
Current liabilities                                    1,316       1,257       1,196       1,436       1,524
Working capital                                          260         271         382         224         454
Ratio of current assets to current liabilities         1.2:1       1.2:1       1.3:1       1.2:1       1.3:1
Total assets                                           9,891       9,337       9,706       9,892      10,345
Long-term debt                                         3,692       3,452       3,455       3,530       4,543
Total stockholders' equity                             2,930       2,815       3,129       3,131       2,464
  Per common share                                      9.87        9.54       10.90       10.93       10.50
  Return on average stockholders' equity                9.1%      (5.1)%        6.8%        7.9%        2.9%
------------------------------------------------------------------------------------------------------------

GENERAL DATA
Salaries, wages and employee benefits (b)           $    797    $    811    $    744    $    817    $    843
Number of regular employees at year end               12,509      13,127      13,613      14,687      17,248
------------------------------------------------------------------------------------------------------------

(a) Net earnings (loss) included the cumulative effect of accounting changes which consisted of a charge of $277 million ($1.14 per common share) in 1994, a charge of $130 million ($.54 per common share) in 1993 and a gain of $24 million ($.10 per common share) in 1992.

(b) Employee benefits are net of pension income recognized in accordance with current accounting standards for pension costs. For years 1995, 1994 and 1993, such benefits also include the accrued postretirement medical benefits cost.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.

                               -----------------

                                    PART III

   The information required by Items 10 through 12 (except for information regarding the company's executive officers) is incorporated by reference to Unocal's Proxy Statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement") (File No. 1-8483), as indicated below. The 1996 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 22, 1996.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the information regarding Unocal's directors and nominees for election as directors to appear under the caption "Item 1. Election of Directors" in the 1996 Proxy Statement. Also, see the list of Unocal's executive officers and related information under the caption "Executive Officers of the Registrant" in
Part I of this report on page 17.

ITEM 11 - EXECUTIVE COMPENSATION

   See the 1996 Proxy Statement for information regarding executive compensation to appear under the captions "Summary Compensation Table," "Option Grants in 1995," "Aggregated Option/SAR Exercises in 1995 and December 31, 1995 Option Values," "Long-Term Incentive Plans - Awards in 1995," "Pension Plan Benefits - Estimated Annual Retirement Benefits," "Employment and Change of Control Agreements" and for information regarding directors' compensation to appear under the caption "Directors' Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See the 1996 Proxy Statement for information regarding security ownership to appear under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:  Not required.

                               -----------------

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

         (1) Financial Statements: See the Index to Consolidated Financial Statements and Financial Statement Schedules under Item 8 on page 30 of this report.

         (2) Financial Statement Schedules: See the Index to Consolidated Financial Statements and Financial Statement Schedules under Item 8 on page 30 of this report.

         (3) Exhibits: The Exhibit Index on pages 73 and 74 of this report lists the exhibits that are filed as part of this report.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

   (b) Reports filed on Form 8-K:

         During the fourth quarter of 1995:

         (1) Current Report on Form 8-K dated and filed October 26, 1995, for the purpose of reporting, under item 5, third quarter and year-to-date earnings.

         During the first quarter of 1996 to the date hereof:

         (1) Current Report on Form 8-K dated and filed January 25, 1996, for the purpose of reporting, under item 5, the company's fourth quarter and full-year 1995 earnings.

         (2) Current Report on Form 8-K dated and filed February 20, 1996 for the purpose of reporting, under item 5, the company's sale of its California oil and gas producing properties.

         (3) Current Report on Form 8-K dated and filed February 23, 1996 for the purpose of reporting, under item 5, the company's crude oil and natural gas reserve data.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNOCAL CORPORATION
                                          (Registrant)


Date:  March 25, 1996              By  /s/     NEAL E. SCHMALE
                                     ----------------------------------
                                               Neal E. Schmale
                                           Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1996.


         SIGNATURE                                 TITLE
-----------------------------   --------------------------------------------


/s/ ROGER C. BEACH              Chairman of the Board of Directors and Chief
-----------------------------   Executive Officer
Roger C. Beach



/s/ JOHN F. IMLE, JR.           Director and President
-----------------------------
John F. Imle, Jr.



/s/ NEAL E. SCHMALE             Director and Chief Financial
-----------------------------   Officer
Neal E. Schmale



/s/ CHARLES S. MCDOWELL         Vice President and Comptroller
-----------------------------   (Principal Accounting Officer)
Charles S. McDowell


         SIGNATURE                                 TITLE
-----------------------------   --------------------------------------------



/s/ JOHN W. AMERMAN             Director
-----------------------------
John W. Amerman



/s/ MACDONALD G. BECKET         Director
-----------------------------
MacDonald G. Becket



/s/ JOHN W. CREIGHTON, JR.      Director
-----------------------------
John W. Creighton, Jr.



/s/ MALCOLM R. CURRIE           Director
-----------------------------
Malcolm R. Currie



/s/ FRANK C. HERRINGER          Director
-----------------------------
Frank C. Herringer



/s/ DONALD P. JACOBS            Director
-----------------------------
Donald P. Jacobs



/s/ RICHARD J. STEGEMEIER       Director
-----------------------------
Richard J. Stegemeier



/s/ CHARLES R. WEAVER           Director
-----------------------------
Charles R. Weaver



/s/ J. STEVEN WHISLER           Director
-----------------------------
J. Steven Whisler



                                Director
-----------------------------
Marina v.N. Whitman


                UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (MILLIONS OF DOLLARS)

                                                                ADDITIONS
                                                       -------------------------
                                                        CHARGED OR    CHARGED OR
                                           BALANCE AT   (CREDITED)    (CREDITED)    DEDUCTIONS      BALANCE
                                           BEGINNING    TO COSTS &     TO OTHER        FROM         AT END
DESCRIPTION                                OF PERIOD     EXPENSES      ACCOUNTS      RESERVES (A)  OF PERIOD
------------------------------------------------------------------------------------------------------------

YEAR 1995

Amounts deducted from
  applicable assets:

Accounts and notes receivable                 $15          $22           $  -          $ (9)         $28

Investments and long-term receivables         $ 3            -           $12              -          $15


YEAR 1994

Amounts deducted from
  applicable assets:

Accounts and notes receivable                 $16          $10           $ 1           $(12)         $15

Investments and long-term receivables         $ 4          $(1)          $ -           $  -          $ 3



YEAR 1993

Amounts deducted from
  applicable assets:

Accounts and notes receivable                 $18          $11           $(2)          $(11)         $16

Investments and long-term receivables         $ 5          $ 2           $(2)          $ (1)         $ 4
-------------------

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

Exhibit 3.2 Bylaws of Unocal, as amended though May 22, 1995, and currently in effect (incorporated by reference to Exhibit 3 to Unocal's
                 Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1995, File No. 1-8483).

Exhibit 3.3      Bylaws of Unocal, as amended effective June 3, 1996.

Exhibit 4.1 Standard Multiple-Series Indenture Provisions, January 1991, dated as of January 2, 1991 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Union
                 Oil Company of California and Unocal (File Nos. 33-38505 and
                 33-38505-01)).

Exhibit 4.2      Form of Indenture, dated as of January 30, 1991 among Union Oil
                 Company of California, Unocal and The Bank of New York
                 (incorporated by reference to Exhibit 4.2 to the Registration
                 Statement on Form S-3 of Union Oil Company of California and
                 Unocal (File Nos. 33-38505 and 33-38505-01)).

Exhibit 4.3      Form of Indenture, dated as of February 3, 1995, among Union
                 Oil Company of California, Unocal and Chemical Trust Company of
                 California (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Union Oil Company of
                 California and Unocal (File Nos. 33-54861 and 33-54861-01)).

                 Other instruments defining the rights of holders of long term debt of Unocal and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of the company and its subsidiaries on a consolidated basis.
                 Unocal agrees to furnish a copy of any such instrument to the Securities and Exchange Commission (Commission) upon request.

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

Exhibit 10.7     Admendments to Directors Restricted Stock Plan effective
                 February 8, 1996.

Exhibit 10.8 Form of Indemnity Agreement between Unocal and each of its directors (incorporated by reference to Exhibit A to Unocal's
                 Proxy Statement dated March 20, 1987 for its 1987 Annual
                 Meeting of Stockholders, File No. 1-8483).

Exhibit 10.9     Employment Agreement, effective July 1, 1994, between Union Oil
                 Company of California and Lawrence M. Higby (incorporated by reference to Exhibit 10 to Unocal's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 1994, File No. 1-8483).

Exhibit 11 Statement regarding computation of earnings per common share for the five years ended December 31, 1995.

                               UNOCAL CORPORATION




Exhibit 12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the five years ended December 31, 1995.

Exhibit 12.2 Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the five years ended December 31, 1995.

Exhibit 12.3 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the five years ended December 31, 1995.

Exhibit 21       Subsidiaries of Unocal Corporation.

Exhibit 23       Consent of Coopers & Lybrand L.L.P.

Exhibit 27       Financial data schedule for the year ended December 31, 1995
                 (included only in the copy of this report filed electronically with the Commission).

                                      74