Form 10-Q
period 1996-03-31
UNOCAL CORP
filed 1996-05-15
CIK 716039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      -  EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1996
                                       or
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from          to
                                     ----------  ----------


                          Commission file number 1-8483

                               UNOCAL CORPORATION
             (Exact name of registrant as specified in its charter)


                          DELAWARE                         95-3825062
                          --------                         ----------
             (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)           Identification No.)



         2141 ROSECRANS AVENUE, SUITE 4000, EL SEGUNDO, CALIFORNIA   90245
         -------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)


       Registrant's telephone number, including area code: (310) 726-7600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of April 30, 1996: 248,293,673

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



CONSOLIDATED EARNINGS                                       UNOCAL CORPORATION
(Unaudited)



                                                          For the Three Months
                                                              Ended March 31
                                                          ----------------------
 Dollars in millions except per share amounts                  1996       1995
 -------------------------------------------------------------------------------
REVENUES
Sales and operating revenues (a) .....................     $  2,217     $  1,826
Gain on asset sales and other revenues ...............           61           80
- - --------------------------------------------------------------------------------
        Total revenues ...............................        2,278        1,906

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases ......................          897          675
Operating expense ....................................          427          427
Selling, administrative and general expense ..........          118          102
Depreciation, depletion and amortization .............          244          228
Dry hole costs .......................................           14            4
Exploration expense ..................................           22           29
Interest expense .....................................           78           70
Excise, property and other operating taxes (a) .......          264          240
- - --------------------------------------------------------------------------------
        Total costs and other deductions .............        2,064        1,775


Earnings before income taxes .........................          214          131
Income taxes .........................................           90           57
- - --------------------------------------------------------------------------------
NET EARNINGS .........................................     $    124     $     74
Dividends on preferred stock .........................            9            9
- - --------------------------------------------------------------------------------
NET EARNINGS APPLICABLE TO COMMON STOCK ..............     $    115     $     65
                                                           =====================


Earnings per share of common stock (b) ...............     $    .47     $    .27

Cash dividends declared per share of common stock ....     $    .20     $    .20
- - --------------------------------------------------------------------------------

   (a)Includes consumer excise taxes of ..............     $    235     $    210
   (b)Based on net earnings applicable to
      common stock divided by weighted average
       shares outstanding (in thousands) .............      247,672      244,791




                 See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                   UNOCAL CORPORATION
(Unaudited)


                                                           March 31  December 31
                                                         -----------------------
Millions of Dollars                                            1996        1995
- - --------------------------------------------------------------------------------

ASSETS
Current assets
     Cash and cash equivalents .........................   $    286    $     94
     Accounts and notes receivable .....................        914         920
     Inventories
        Crude oil ......................................         38          48
        Refined products ...............................        172         161
        Chemicals ......................................         64          40
        Minerals .......................................         20          30
        Supplies, merchandise and other ................         79          81
     Deferred income taxes .............................        145         169
     Other current assets ..............................         97          33
                                                              -----       -----
             Total current assets ......................      1,815       1,576
Investments and long-term receivables ..................      1,044       1,101
Properties (net of accumulated depreciation
            and other allowances of $11,656 in 1996
            and $11,431 in 1995) .......................      7,082       7,109
Deferred income taxes ..................................         27          25
Other assets ...........................................        123          80
- - --------------------------------------------------------------------------------
                    Total assets .......................   $ 10,091    $  9,891
================================================================================
LIABILITIES
Current liabilities
     Accounts payable ..................................   $    792    $    804
     Taxes payable .....................................        232         193
     Current portion of long-term debt
       and capital lease obligations ...................        344           8

     Interest payable ..................................         58          92
     Other current liabilities .........................        189         219
                                                                ---         ---
             Total current liabilities .................      1,615       1,316
Long-term debt and capital lease obligations ...........      3,503       3,698
Deferred income taxes ..................................        711         722
Accrued abandonment, restoration
 and environmental liabilities .........................        612         607
Other deferred credits and liabilities .................        636         618
- - --------------------------------------------------------------------------------
                Total liabilities ......................      7,077       6,961
- - --------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.10 par value; stated
 at liquidation value of $50 per share) ................        513         513
Common stock  ($1 par value) ...........................        248         247
Capital in excess of par value .........................        340         319
Foreign currency translation adjustment ................         (9)        (10)
Unearned portion of restricted stock issued ............        (17)        (13)
Retained earnings ......................................      1,939       1,874
                                                              -----       ------
  Total stockholders' equity ...........................      3,014       2,930
- - --------------------------------------------------------------------------------

      Total liabilities and stockholders' equity .......   $ 10,091    $  9,891
================================================================================



                 See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                                      UNOCAL CORPORATION
(Unaudited)

                                                           For the Three Months
                                                               Ended March 31
                                                           ---------------------
Millions of Dollars                                         1996           1995
- - --------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings .............................................     $ 124      $  74
Adjustments to reconcile net earnings to
   net cash provided by operating activities
     Depreciation, depletion and amortization ............       244        228
     Dry hole costs ......................................        14          4
     Deferred income taxes ...............................         9         (6)
     Gain on sales of assets (before-tax) ................       (23)       (47)
     Other ...............................................        18        (17)
     Working capital and other changes
       related to operations
         Accounts and notes receivable ...................       (15)        67
         Inventories .....................................       (13)        (8)
         Accounts payable ................................       (12)      (102)
         Taxes payable ...................................        39         (8)
         Other ...........................................      (127)       (71)
- - --------------------------------------------------------------------------------
           Net cash provided by operating activities .....       258        114

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures (includes dry hole costs) ......      (222)      (267)
     Proceeds from sales of assets .......................        51         94
- - --------------------------------------------------------------------------------
           Net cash used in investing activities .........      (171)      (173)

CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term borrowings ................................       154        266
     Reduction of long-term debt and capital
      lease obligations ..................................        (2)      (200)
     Dividends paid on preferred stock ...................        (9)        (9)
      Dividends paid on common stock .....................       (50)       (49)
     Other ...............................................        12         16
- - --------------------------------------------------------------------------------
           Net cash provided by financing activities .....       105         24

Increase (decrease) in cash and cash equivalents .........       192        (35)
Cash and cash equivalents at beginning of year ...........        94        148
- - --------------------------------------------------------------------------------
Cash and cash equivalents at end of period ...............     $ 286      $ 113
- - --------------------------------------------------------------------------------
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
     Interest (net of amount capitalized) ................     $ 106      $  96
     Income taxes (net of refunds) .......................     $  42      $  58




                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The consolidated financial statements included herein are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position and results of operations. All adjustments are of a normal recurring nature. Such financial statements are presented in accordance with the Securities and Exchange Commission's disclosure requirements for Form 10-Q.

     These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Commission in Unocal Corporation's 1995 Annual Report on Form 10-K.

     Results for the three months ended March 31, 1996, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1996 presentation.

(2) For the purpose of this report, Unocal Corporation and its consolidated subsidiary, Union Oil Company of California (Union Oil), together with the consolidated subsidiaries of Union Oil, will be referred to as "Unocal" or "the company".

(3) As a result of the corporate staff reduction program initiated during the fourth quarter of 1994, the company recorded in 1994 a pretax charge of $34 million in administrative and general expense for estimated benefits, primarily termination allowance, to be paid to employees affected by the program. At March 31, 1996, the amount of unpaid benefits remaining on the consolidated balance sheet was $12 million. Approximately 100 employees were terminated during the first quarter of 1996, bringing the total number of terminated employees to approximately 640.

(4) Capitalized interest totaled $3 million and $8 million for the first quarter of 1996 and 1995, respectively.

(5)  CASH FLOW INFORMATION:

     During the first three months of 1996 and 1995, shares of Unocal common stock were purchased by the trustee of the Unocal Savings Plan (the "Plan") from Unocal. The trustee used Unocal's matching contributions to the Plan, which were expensed in Unocal's consolidated earnings statement, to purchase the shares. In the consolidated cash flow statements, the issuance of the Unocal common stock, as detailed below, and the matching contribution expense were treated as noncash transactions since the resulting effect on cash flow was zero.


                                                            For the Three Months
                                                                 Ended March 31
                                                     ---------------------------
                                                                   1996     1995
- - --------------------------------------------------------------     ----     ----
Shares of Unocal common stock  issued (in thousands) .........      190      290
Fair value of common stock (in millions of dollars) ..........     $  6     $  8

(6)  INCOME TAXES:

     The components of pre-tax earnings and the provision for income taxes were as follows:

                                                          For the Three Months
                                                             Ended March 31
                                                    ----------------------------
Millions of Dollars                                         1996           1995
- - --------------------------------------------------------------------------------
Earnings before income taxes:
   United States (a) ............................          $  73          $   6
   Foreign ......................................            141            125
- - --------------------------------------------------------------------------------
      Total .....................................          $ 214          $ 131
Income Taxes:
   Current
      Federal ...................................          $  20          $   7
      State .....................................              4              3
      Foreign ...................................             56             53
- - --------------------------------------------------------------------------------
        Total current ...........................             80             63
   Deferred
      Federal ...................................              -             (7)
      State .....................................              -             (6)
      Foreign ...................................             10              7
- - --------------------------------------------------------------------------------
        Total deferred ..........................             10             (6)
- - --------------------------------------------------------------------------------
Total income taxes ..............................          $  90          $  57

(a) Includes corporate and unallocated expenses.

Reconciliation  of  income  taxes at the  federal  statutory  rate of 35% to tax provision:
                                                         For the Three Months
                                                            Ended March 31
                                                     ---------------------------
Millions of Dollars                                           1996         1995
- - --------------------------------------------------------------------------------
Earnings before income taxes .........................       $ 214        $ 131

Taxes on earnings at federal statutory rate ..........       $  75        $  46
Foreign taxes in excess of statutory rate ............          18           19
Dividend exclusion ...................................          (4)          (4)
Deferred California business tax credits .............           -           (4)
Other ................................................           1            -
- - --------------------------------------------------------------------------------
     Total ...........................................       $  90        $  57

(7)  LONG TERM DEBT AND CREDIT AGREEMENTS:

     During the first quarter of 1996, the company issued $100 million of medium-term notes with interest rates ranging from 5.94 percent to 6.23 percent and maturity dates ranging from February 2003 to February 2006. The company also increased its commercial paper borrowings by $44 million bringing the outstanding balance to $694 million. In March 1996, the company called for early redemption on May 15, 1996 seven pollution control bond issues totaling $49 million with interest rates ranging from 6-1/8 percent to 7-7/8 percent. These issues are expected to be refinanced with commercial paper.

     During April 1996, the company terminated its $45 million Netherlands revolving credit facility, which was undrawn since November 1995, and the company's Swiss Franc bond issue matured and was refinanced with commercial paper. The company also paid down a large portion of the commercial paper balance with proceeds from the sale of its California oil and gas producing properties.

(8)  FINANCIAL INSTRUMENTS

     At March 31, 1996, the two currency swap agreements, entered into during 1986 to hedge foreign currency exchange exposures on the company's Swiss Franc and Deutsche Mark bonds, had fair values of approximately $59 and $67 million, respectively, based on dealer quotes. In April 1996, the Swiss Franc currency swap agreement matured concurrently with the maturity of the Swiss Franc bond issue.

     At March 31, 1996, there were 18 outstanding currency forward contracts to purchase 30 million Pounds Sterling for $45 million to hedge a series of known Pounds Sterling requirements. The fair market value of these currency contracts at March 31, 1996, was approximately $0.3 million in liabilities.

     In March 1996, the 10-year interest rate swap agreement with a notional amount of $200 million matured. At March 31, 1996, the remaining interest rate swap agreement to hedge $25 million of fixed rate medium-term notes had a fair value of approximately $0.3 million in assets, based on quoted market prices of comparable instruments, and a floating interest rate of
     5.3 percent.

     At March 31, 1996, the company had outstanding commodity futures contracts covering the sale of 775 thousand barrels of crude oil with a notional amount of $14 million. The fair value of the contracts, based on quoted market prices, was insignificant.

     At March 31, 1996, the estimated fair value of the company's long-term debt was $4,000 million.

(9)  ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES:

     At March 31, 1996, the company had accrued $484 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are estimated to be $640 million to $780 million, of which the lower end of the range is used to calculate the amount to be amortized.

     At March 31, 1996, the company's reserves for environmental remediation obligations totaled $211 million, of which $83 million was included in other current liabilities. The reserve includes estimated probable future costs of $30 million for federal Superfund and comparable state-managed multiparty disposal sites; $34 million for formerly-operated sites for which the company has remediation obligations; $67 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $61 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $19 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

(10) CONTINGENT LIABILITIES:

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

     As disclosed in Note 9, at March 31, 1996, the company had accrued $211 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $230 million.

     Between August 22 and September 6, 1994, a chemical known as "Catacarb" was released into the environment at the company's San Francisco Refinery near Rodeo, California. Persons in the surrounding area have claimed that they were exposed to the chemical in varying degrees. Since September 22, 1994, forty-two lawsuits have been filed by or on behalf of all persons, alleged to be several thousand, claiming that they or their property were adversely affected by the releases. Thirty-nine of the lawsuits have been consolidated in the Superior Court for Contra Costa County. The First Amended Model Complaint in this consolidated action, filed February 1,
     1995, on behalf of individual plaintiffs and purported classes of plaintiffs, alleges personal injury, emotional distress and increased risk of future illness on behalf of the named plaintiffs and all persons present in and around or downwind from the San Francisco Refinery, and property damage and loss or diminution of property value on behalf of all owners of real and personal property in the vicinity of the Refinery, resulting from the release of Catacarb by the Refinery. Certain individual plaintiffs allege injury from alleged subsequent releases at the Refinery of hydrogen sulfide and other chemicals. The Model Complaint seeks compensatory and punitive damages in unspecified amounts, equitable relief including the creation of a fund for medical monitoring and treatment of plaintiffs and members of the purported classes, statutory penalties and other relief.

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

     The most significant issue relates to an IRS challenge of a $341 million deduction taken by the company in its 1985 tax return for amounts paid under a settlement agreement with Mesa Petroleum, T. Boone Pickens and Drexel Burnham Lambert, Incorporated and certain others which ended a hostile takeover attempt by that group. The IRS contends that the deduction is not allowable because the payment was related solely to the purchase of the company's common stock. Although the company did purchase shares under the settlement agreement, it properly reflected the purchase in its records at the fair market value of the shares purchased. The deduction at issue relates to that portion of the payment made under the settlement agreement that exceeded the value of the shares purchased. The company intends to vigorously dispute the IRS' assertions in court. If the IRS were ultimately to prevail, the company would owe $157 million of tax for 1985 plus tax deductible interest estimated at $244 million as of March 31, 1996. As this matter is not yet before a court, final resolution of this matter is likely to be several years away.

     The second issue relates to an IRS challenge of a continued deferral of intercompany gains which arose from sales of property between subsidiaries in 1982 and 1983. The IRS contends that the $201 million balance of deferred gain must be recognized in the company's taxable income for 1985 when the subsidiaries contributed the property to a wholly owned master limited partnership. The company intends to vigorously dispute the IRS' assertions in court. If the IRS were ultimately to prevail, the company would owe $92 million in tax for 1985, but would receive credits or refunds for offsetting deductions in later years. For 1986 and 1987 the credits or refunds would total $35 million. In addition to tax, the company would owe tax deductible interest estimated at $100 million as of March 31, 1996. As this matter is not yet before a court, final resolution of this matter is likely to be several years away.

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

(11) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:


                                                           For the Three Months
                                                              Ended March 31
                                                  ------------------------------
Millions of Dollars                                       1996           1995
- - --------------------------------------------------------------------------------
Total revenues ...................................   $2,278            $1,960
Total costs and other deductions, ................    2,153             1,886
  including income taxes                             ------             ------
Net earnings .....................................   $  125            $   74
- - --------------------------------------------------------------------------------


                                                   At March 31   At December 31
                                                  ------------------------------
Millions of Dollars                                    1996             1995
- - --------------------------------------------------------------------------------
Current assets ......................................$1,807            $1,576
Noncurrent assets ................................... 8,292             8,328
Current liabilities ................................. 1,622             1,309
Noncurrent liabilities .............................. 5,462             5,645
Shareholder's equity ................................ 3,015             2,950
- - --------------------------------------------------------------------------------


(12) SUBSEQUENT EVENT

     On April 9, 1996, the company completed the sale its California oil and gas producing properties for $492 million to Nuevo Energy Company (Nuevo) of Houston. The effective date of the sale was October 1, 1995. After adjustments for revenues, operating expenses, capital expenditures and accrued interest, the company received approximately $481 million in cash from the transaction. Possible additional adjustments may be made pending an audit by Nuevo. The transaction is currently being reviewed and a gain from the sale will be recorded in the second quarter of 1996. See the Outlook section of the Management Discussion and Analysis in Item 2 of this report for additional information.

OPERATING HIGHLIGHTS                                        UNOCAL CORPORATION
(Unaudited)


                                                            For the Three Months
                                                               Ended March 31
                                                       -------------------------
                                                                1996       1995
 -------------------------------------------------------------------------------
NET DAILY PRODUCTION (a)
   Crude oil and condensate (thousand barrels):
       United States (b) ...........................           121.3       131.2
       Foreign:
               Far East ............................            80.9        87.5
               Other ...............................            28.4        31.1
                                                                ----        ----
                    Total Foreign ..................           109.3       118.6
       Worldwide ...................................           230.6       249.8
                                                               =====       =====

   Natural gas (million cubic feet):
       United States (b) ...........................           1,110       1,120
                                                               -----       -----
       Foreign:
               Far East ............................             597         615
               Other ...............................              82          33
                                                                  --          --
                    Total Foreign ..................             679         648
                                                                 ---         ---
       Worldwide ...................................           1,789       1,768
                                                               =====       =====

   Natural gas liquids (thousand barrels) ..........            19.7        22.0

   Geothermal (million kilowatt-hours) .............            13.8        15.6

- - --------------------------------------------------------------------------------

AVERAGE SALES PRICES
   Crude oil and condensate (per barrel):
       United States (b) ...........................        $  16.55    $  14.74
       Foreign:
               Far East ............................        $  17.86    $  16.19
               Other ...............................        $  16.93    $  15.62
                    Total Foreign ..................        $  17.52    $  15.98
       Worldwide ...................................        $  16.93    $  15.22

   Natural gas (per thousand cubic feet):
       United States (b) ...........................        $   2.35    $   1.45
       Foreign:
               Far East ............................        $   2.18    $   1.96
               Other ...............................        $   1.76    $   1.22
                    Total Foreign ..................        $   2.13    $   1.92
       Worldwide ...................................        $   2.27    $   1.62
- - --------------------------------------------------------------------------------



(a)   Includes production sharing agreements on a gross basis.
(b)   Includes California production.

OPERATING HIGHLIGHTS (continued)                             UNOCAL CORPORATION
(Unaudited)
                                                            For the Three Months
                                                               Ended March 31
                                                            --------------------

                                                                    1996    1995
 -------------------------------------------------------------------------------

   Input to crude oil processing (thousand barrels per day) ....     239     190

   Refinery production (thousand barrels per day)
       Gasoline ................................................     116      84
       Jet fuel, kerosene and heating oil ......................      43      19
       Diesel fuel .............................................      42      30
       Other products (lubricants, gas oil, etc.) ..............      61      70
                                                                     -----------
               Total ...........................................     262     203
   Petroleum product sales (thousand barrels per day)
     Marketing (a)
       Gasoline ................................................     127     113
       Diesel fuel .............................................      25      25
       Other (includes lube oil, kerosene and fuel oil) ........       8       5
                                                                     -----------
               Total ...........................................     160     143
     Product supply and refinery (b)
       Gasoline ................................................      19      13
       Jet fuel, kerosene and heating oil ......................      50      29
       Diesel fuel .............................................      31      11
       Other products (includes petroleum coke, gas oil, etc.) .      34      56
                                                                     -----------
               Total ...........................................     134     109
                                                                     -----------
                  Total petroleum product sales ................     294     252

   Agricultural products production volumes (thousand tons)
       Ammonia .................................................     351     351
       Urea ....................................................     293     295
       Other products ..........................................     163     197

   Agricultural products sales volumes (thousand tons)
       Ammonia .................................................      94     128
       Urea ....................................................     245     228
       Other products ..........................................     231     272

    (a)  Primarily sold through retail channels.
    (b)  Primarily sold through wholesale or commercial channels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CONSOLIDATED RESULTS



                                                           For the Three Months
                                                              Ended March 31
                                                      --------------------------
Millions of Dollars                                           1996         1995
- - --------------------------------------------------------------------------------
Net earnings excluding special items: ................       $ 120        $  54
Special items:
    Litigation provision .............................          (4)          (4)
    Environmental provision ..........................          (6)          (4)
    Asset sales ......................................          14           29
    Other ............................................           -           (1)
                                                             -------------------
       Net earnings including special items ..........       $ 124        $  74

Compared to 1995, Unocal's first quarter 1996 earnings excluding special items were higher primarily due to increased worldwide natural gas sales prices, particularly in the United States.

OIL AND GAS EXPLORATION AND PRODUCTION

                                                          For the Three Months
                                                             Ended March 31
                                                       -------------------------
Millions of Dollars                                    1996              1995
- - --------------------------------------------------------------------------------
Net earnings excluding special items:                  $158            $   96
Special items:
    Asset sales                                           6                11
- - --------------------------------------------------------------------------------
       Net earnings including special items            $164             $ 107

This business segment's earnings reflected increased natural gas prices and higher gas production from operations in the Louisiana/Gulf of Mexico region. Natural gas production from the region averaged 700 million cubic feet per day (mmcfd), a three percent increase over the first quarter of 1995, and the average natural gas sales price was $2.81 per thousand cubic feet (mcf), an increase of 87 percent from a year ago. The company's overall average domestic natural gas sales price was up 62 percent at $2.35 per mcf compared to $1.45 in 1995.

The company's foreign natural gas production increased by approximately five percent, due principally to new production in The Netherlands and Canada. In Thailand, construction delays on the second pipeline caused natural gas production to continue to be constrained averaging 438 mmcfd. The average sales price for foreign natural gas increased 11 percent to $2.13 per mcf.

REFINING, MARKETING AND TRANSPORTATION - 76 PRODUCTS COMPANY

The 76 Products Company recorded a first quarter 1996 net loss of $7 million, compared with a net loss in 1995 of $18 million. Lower margins for refined products due to higher crude oil costs and additional expenses to manufacture California reformulated gasolines contributed to the loss in 1996. Partially offsetting these negative factors were increased production of light oil products of 201,000 barrels per day, up 51 percent from 1995, and increased gasoline retail sales of 127,000 barrels per day, up 12 percent from 1995.

GEOTHERMAL AND POWER OPERATIONS

First quarter 1996 net earnings were $5 million, compared with $4 million in 1995. The increase resulted from lower dry hole costs in Indonesia which were partially offset by lower steam production in the Philippines due to typhoon damage at the Tiwi facilities in November 1995.

DIVERSIFIED BUSINESSES

Millions of Dollars                                 1996              1995
- - --------------------------------------------------------------------------------
Net earnings excluding special items
  Agricultural Products                            $  16             $  16
  Carbon and Minerals                                 18                17
  Pipelines                                           16                18
  Other                                                -                 1
- - --------------------------------------------------------------------------------
    Total                                            $50               $52
Special items:
    Pipelines - asset sales                            7                 -
                                                --------------------------------
         Net earnings including special items        $57               $52
                                                --------------------------------

During the first quarter of 1996, Agricultural Products continued to benefit from increased sales prices which were partially offset by lower sales volumes. In February 1996, the company sold its 15 percent interest in the Platte Pipeline Company resulting in an after-tax gain of $7 million.

Corporate and Unallocated

Millions of Dollars                                     1996              1995
- - --------------------------------------------------------------------------------
Net earnings effect excluding special items
    Administrative and General expense                $  (18)           $  (18)
    Net interest expense                                 (50)              (43)
    Environmental and Litigation expense                  (4)               (9)
    Other                                                (14)              (10)
- - --------------------------------------------------------------------------------
         Total                                           (86)              (80)
Special items:
    Environmental and Litigation provisions              (10)               (8)
    Write-downs of assets (Other)                          -                (1)
    Asset sales (Other)                                    1                18
- - --------------------------------------------------------------------------------
         Net earnings effect including special items    $(95)             $(71)
                                                     ---------------------------

Net interest expense represents interest income and expense, net of capitalized interest. The increase in net interest expense in the first quarter of 1996 was due primarily to lower capitalized interest. Asset sales for 1995 consisted primarily of the sale of the company's Process, Technology and Licensing business.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first three months of 1996, cash flow from operating activities, including working capital changes, was $258 million, compared to $114 million in 1995. The increase was due to higher earnings from operations.

Proceeds from asset sales were $51 million and $94 million in the first quarter of 1996 and 1995, respectively. The 1996 total included proceeds of $20 million from the 1995 sale of geothermal assets. The balance is primarily from the sale of nonstrategic oil and gas properties and the sale of the company's interest in the Platte Pipeline Company. The 1995 proceeds were mainly from the sale of nonstrategic oil and gas properties and the Process, Technology and Licensing business.

Consolidated working capital at March 31, 1996, was $200 million, down from $260 million at year-end 1995. This decrease was primarily due to an increase in the current portion of long-term debt, which was partially offset by an increase in cash. The current portion of long-term debt represents the amount of debt expected to be retired within the next twelve months. The company's total debt was $3,847 million at March 31,1996, an increase of $141 million from the year-end 1995 level. See Notes 7 and 8 to the consolidated financial statements for additional information.

Capital expenditures for the first quarter of 1996 totaled $222 million, compared with $267 million a year ago. Capital expenditures were lower due to reduced domestic exploration and production spending and the completion of upgrades to the Los Angeles and San Francisco refineries for the production of reformulated gasolines. Estimated expenditures for the full year 1996 are expected to reach $1.3 billion, depending upon the progress of various oil and gas projects and product prices.

ENVIRONMENTAL MATTERS

At March 31, 1996, the company's reserves for environmental remediation obligations totaled $211 million, of which $83 million was included in other current liabilities. During the first quarter, cash payments of $13 million were applied against reserves and an additional $10 million in liabilities was recorded to the reserve account, primarily due to changes in estimated future remediation costs for numerous sites. The company estimates that it could incur additional remediation costs aggregating approximately $230 million as discussed in Note 10 to the consolidated financial statements.

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

At year-end 1995, Unocal had received notification from the Federal Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 40 sites. In addition, various state agencies and private parties had identified 30 other similar PRP sites that may require investigation and remediation. During the first quarter of 1996, 4 sites were added and 2 sites were resolved resulting in a total of 72 sites. Of the total, the company has denied responsibility at 4 sites and at another 17 sites the company's liability, although unquantified, appears to be de minimis. The total also includes 27 sites which are under investigation or in litigation, for which the company's potential liability is not determinable. Of the remaining 24 sites, where probable costs can be reasonably estimated, a reserve of $30 million was included in the total environmental remediation reserve as of March 31, 1996.

Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the company is usually only one of several companies designated as a PRP. The company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in Note 10 to the consolidated financial statements. The solvency of other responsible parties and disputes regarding responsibilities may also impact the company's ultimate costs.

Corrective investigations and actions pursuant to RCRA are being performed at the San Francisco and Los Angeles refineries, Beaumont facility and at the company's closed shale oil project and Molycorp Inc., Washington, Pennsylvania facility. The company also must provide financial assurance for future closure and post-closure costs of its RCRA permitted facilities. Because these costs will be incurred at different times and over a period of many years, the company believes that these obligations are not likely to have a material adverse effect on the company's results of operations or financial condition.

In the first quarter of 1996, the company submitted a preliminary draft remedial action plan to the California Regional Water Quality Control Board and San Luis Obispo County for the remediation of the Guadalupe oil field, located on the central coast of California. The plan is for the cleanup of past underground releases of a diesel-like additive formerly used to produce the field's heavy crude oil. As a result, an additional $8.5 million was added to the reserve for estimated costs associated with the implementation of the plan. The company expects to incur additional costs for an environmental impact report, a natural resource damage assessment and remedial operations. Estimates for these possible additional expenses are included in the $230 million total of future estimated remediation costs disclosed in Note 10 to the consolidated financial statements.

The company is developing a remedial plan for the cleanup of petroleum hydrocarbon contamination under the Front Street section of Avila Beach, California. The plan will be used to determine the desired alternatives for the final remediation of the site. The plan will be submitted to the Regional Water Quality Control Board by mid-1996 for approval. The company is continuing with interim remediation measures for the site. Estimates for possible additional expenses are included in the $230 million total of future estimated remediation costs disclosed in Note 10 to the consolidated financial statements.

As discussed below, on April 9, 1996, the company completed the sale of its California oil and gas assets. The sale agreement requires Unocal to retain certain environmental liabilities related to some of the properties that were sold. During the course of the sale, the company identified possible environmental liabilities for certain properties that were ultimately excluded from the sale. The company is currently assessing the properties to determine possible future environmental costs that may be incurred. Preliminary estimates of these costs are included in the amount disclosed in Note 10 to the consolidated financial statements as additional costs that could be incurred in excess of accrued future remediation costs.

OTHER MATTERS

On April 9, 1996, the company sold nearly all of its California oil and gas producing properties to Nuevo Energy Company of Houston. Beginning in 1998, the company could receive payments that are contingent upon the price per barrel from the properties' future oil production.

Net earnings from these properties during the first quarter of 1996 were approximately $1 million. Net daily production averaged 30,200 barrels of oil and 52 million cubic feet of gas. The proceeds from the sale are being applied by the company to reduce debt pending the funding of core activities in Southeast and Central Asia. See Note 12 to the consolidated financial statements for additional information.

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

The company's estimates for 1996 net daily production of crude oil and natural gas have been revised to the following:

                                                            1996           1995
                                                     ---------------------------
                                                     Revised   Original
Net Daily Production                                 Estimate  Estimate Reported
- - --------------------------------------------------------------------------------
Crude oil and condensate (thousand barrels)
United States (a) ................................        91        93       125
Far East .........................................        88        92        85
Other ............................................        27        27        30
                                                       -----     -----     -----
   Total .........................................       206       212       240

Natural gas (million cubic feet)
United States (a) ................................     1,043     1,035     1,103
Far East .........................................       673       693       609
Other ............................................        71        64        53
                                                       -----     -----     -----
   Total .........................................     1,787     1,792     1,765

(a) 1996 estimates exclude production from the California properties sold.

The company's estimated crude oil production in Indonesia has been reduced from 74 thousand barrels per day to 70 thousand barrels per day due to construction delays at the Seguni field. The company's natural gas production in Thailand for 1996 is expected to be 525 mmcfd, down from the original estimate of 546 mmcfd due to construction delays on the Petroleum Authority of Thailand's (PTT) second pipeline.

The company has concluded negotiations with PTT for the sale of gas from the Pailin field in the Gulf of Thailand. The agreement is subject to certain governmental approvals. Based on drilling results to date in the Pailin field, the company estimates the field contains approximately one trillion cubic feet
(tcf) of recoverable gas, and total recoverable gas potentially as high as two tcf, subject to additional delineation work. Unocal is the operator of the field with a 35 percent interest.

During the first quarter and into the second quarter of 1996, gasoline prices increased throughout the United States due to several factors. The primary factors were: winter heating oil requirements caused worldwide demand for crude oil to increase; crude oil production was lower than expected due to delays in the start-up of North Sea fields and weather related production problems; and inventories were kept low in anticipation of Iraq's resumption of crude oil sales. Worldwide crude oil supplies failed to increase as much as demand, and this supply/demand pressure put upward pressure on crude oil and ultimately gasoline prices. Furthermore, unpredictable problems at a number of refineries resulted in lower gasoline production, particularly in California, causing decreased gasoline supplies which put additional upward pressure on gasoline prices. California gasoline prices are also affected by the introduction of state-mandated reformulated gasolines. The company will continue to be affected by the uncertainty and volatility of crude oil prices; however, the price of gasoline is expected to moderate as gasoline supplies and inventories improve.

In the Philippines, the company's subsidiary, Philippine Geothermal Inc. (PGI), has a service contract with the Philippine National Power Corporation (NPC) with a term of 25 years, renewable at PGI's option for an additional 25 years under the same terms and conditions. The initial 25-year term ends in September 1996. PGI has notified NPC of its intention to exercise its option to renew the contract for an additional 25 years. NPC has indicated that it will challenge the company's right to renew, and the parties are currently in negotiations to resolve the issue.

In 1995, NPC announced plans to privatize its Tiwi, Mak-Ban geothermal power operations and selected PGI as its strategic partner to carry out that effort. Current political forces may require NPC to submit this privitization effort for public bid, in which case PGI intends to aggresively participate in the bidding process.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is incorporated by reference the information regarding environmental remediation reserves in Note 9 to the consolidated financial statements in Item 1 of Part I, the discussion thereof in the Environmental Matters section of Management's' Discussion and Analysis in Item 2 of Part I, and the information regarding contingent liabilities in Note 10 to the consolidated financial Statements in Item 1 of Part I.

(1) A complaint alleging an unreasonable restraint of trade was filed in U. S. District Court for the Southern District of Texas, Houston, Division on April 10, 1996 (The McMahon Foundation, et al. v. Amerada Hess, et al.,
                    ----------------------------------------------------------
     including Unocal Corporation and Union Oil Company of California, Civil No. H-96-1155). Plaintiffs seek to represent a nationwide class consisting of private owners of royalty and working interests in the United States. They allege that defendants purchase most of the crude oil produced on private lands in the U. S. and that since October 1986, defendants have agreed, combined and conspired to set and have paid artificially low prices for crude oil purchased from leases in which the purported class members own interests. Plaintiffs seek treble damages and attorney's fees.

(2)   On May 13, 1996,  following oral argument in the Citizens action described
                                                       ---------
      in Paragraph (8) under Item 3 - Legal Proceedings of the company's 1995 Annual Report on Form 10-K, the United States Ninth Circuit Court of Appeals affirmed the trial court's decision denying the company's motion to dismiss the action.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 11 Unocal Corporation statement regarding computation of earnings per common share for the three months ended March 31, 1996 and 1995.

                 12.1 Unocal Corporation statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 1996 and 1995.

                 12.2 Unocal Corporation statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 1996 and 1995.

                 12.3 Union Oil Company of California statement regarding computation of ratio of earnings to fixed charges for the three months ended March 31, 1996 and 1995.

                 27 Financial data schedule for the quarter ended March 31, 1996 (included only in the copy of this report filed electronically with the Commission).


            (b)  Reports on Form 8-K

                 During the first quarter of 1996:

                 1. Current Report on Form 8-K dated and filed January 25, 1996, for the purpose of reporting, under Item 5, Unocal's 1995 fourth quarter and full year earnings.

                 2. Current  Report on Form 8-K dated  and  filed  February  20,
                    1996, for the purpose of reporting, under Item 5, Unocal's sale of its California oil and gas producing properties.

                 3. Current  Report on Form 8-K dated  and  filed  February  23,
                    1996, for the purpose of reporting, under Item 5, Unocal's crude oil and natural gas reserve data.


                 During the second quarter of 1996 to the date hereof:

                 1. Current  Report on Form 8-K dated and filed  April 9,  1996, for the purpose of reporting, under Item 5, the completion of Unocal's sale of its California oil and gas producing properties.

                 2. Current  Report on Form 8-K dated and filed April 24,  1996, for the purpose of reporting, under Item 5, Unocal's 1996 first quarter earnings.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UNOCAL CORPORATION
                                             (Registrant)


Dated:  May 15, 1996                      By:   /s/ CHARLES S. MCDOWELL
                                                -----------------------
                                                Charles S. McDowell
                                                Vice President and Comptroller
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)