Form 10-Q
period 1996-06-30
UNOCAL CORP
filed 1996-08-14
CIK 716039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      -  EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1996
                                       or
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from          to
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of June 30, 1996: 248,356,915

Item 1.  Financial Statements

CONSOLIDATED EARNINGS                                                                            UNOCAL CORPORATION
(Unaudited)

                                                                                For the Three Months          For the Six Months
                                                                                  Ended June 30                Ended June 30
                                                                             -------------------------------------------------------
Dollars in millions except per share amounts                                    1996            1995            1996          1995
- ------------------------------------------------------------------------------------------------------------------------------------

REVENUES
Sales and operating revenues (a) ...................................          $2,524          $2,238          $4,741          $4,064
Interest, dividends and miscellaneous income .......................              21              14              37              26
Equity in earnings of affiliated companies .........................              26              24              47              45
Gain on sales of assets ............................................             113              14             137              61
                                                                              ------------------------------------------------------
      Total revenues ...............................................           2,684           2,290           4,962           4,196

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases ....................................           1,093             982           1,990           1,657
Operating expense ..................................................             446             458             873             886
Selling, administrative and general expense ........................             112             107             230             209
Depreciation, depletion and amortization ...........................             252             240             496             467
Dry hole costs .....................................................               5              15              19              19
Exploration expense ................................................              28              26              50              55
Interest expense ...................................................              69              76             147             146
Excise, property and other operating taxes (a) .....................             279             261             543             501
                                                                               -----------------------------------------------------
      Total costs and other deductions .............................           2,284           2,165           4,348           3,940
                                                                               -----------------------------------------------------
Earnings before income taxes .......................................             400             125             614             256
Income taxes .......................................................             162              47             252             104
                                                                               -----------------------------------------------------
NET EARNINGS .......................................................          $  238          $   78          $  362          $  152
Dividends on preferred stock .......................................               9               9              18              18
                                                                               -----------------------------------------------------
      NET EARNINGS APPLICABLE TO COMMON STOCK ......................          $  229          $   69          $  344          $  134
                                                                               =====================================================

Earnings per share of common stock assuming no dilution.............          $ 0.92          $ 0.28          $ 1.39          $ 0.55
                                                                               =====================================================

Earnings per share of common stock assuming full dilution...........          $ 0.89          $ 0.28          $ 1.36          $ 0.55
                                                                               =====================================================

Cash dividends declared per share of common stock ..................          $ 0.20          $ 0.20          $ 0.40          $ 0.40
                                                                               -----------------------------------------------------

  (a) Includes consumer excise taxes of ............................          $  250          $  228          $  486          $  437





                 See Notes to Consolidated Financial Statements.



CONSOLIDATED BALANCE SHEET                                                                                      UNOCAL CORPORATION
(Unaudited)


                                                                                                            June 30    December  31
                                                                                                 -----------------------------------
Millions of dollars                                                                                           1996             1995
- ------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets
   Cash and cash equivalents .....................................................................         $   209          $    94
   Accounts and notes receivable .................................................................             971              920
   Inventories
      Crude oil ..................................................................................              46               48
      Refined products ...........................................................................             164              161
      Agricultural products ......................................................................              30               40
      Minerals ...................................................................................              21               30
      Supplies, merchandise and other ............................................................              82               81
   Deferred income taxes .........................................................................              75              169
   Other current assets ..........................................................................              39               33
                                                                                                             -----------------------
      Total current assets .......................................................................           1,637            1,576
Investments and long-term receivables ............................................................           1,057            1,101
Properties (net of accumulated depreciation and other allowances
                 of $10,768 in 1996 and $11,431 in 1995) .........................................           6,911            7,109
Deferred income taxes ............................................................................              27               25
Other assets .....................................................................................             147               80
                                                                                                             -----------------------
      Total assets ...............................................................................         $ 9,779          $ 9,891
                                                                                                             -----------------------

LIABILITIES
Current liabilities
   Accounts payable ..............................................................................         $   830          $   804
   Taxes payable .................................................................................             247              193
   Current portion of long-term debt and capital lease obligations ...............................             124                8
   Interest payable ..............................................................................              75               92
   Other current liabilities .....................................................................             190              219
                                                                                                             -----------------------
      Total current liabilities ..................................................................           1,466            1,316
Long-term debt and capital lease obligations .....................................................           3,117            3,698
Deferred income taxes ............................................................................             664              722
Accrued abandonment, restoration and environmental liabilities ...................................             664              607
Other deferred credits and liabilities ...........................................................             670              618
                                                                                                             -----------------------
      Total liabilities ..........................................................................           6,581            6,961
                                                                                                             -----------------------
STOCKHOLDERS' EQUITY
Preferred stock ($0.10 par value; stated at liquidation value of $50 per share) ..................             513              513
Common stock ($1 par value) ......................................................................             248              247
Capital in excess of par value ...................................................................             344              319
Foreign currency translation adjustment ..........................................................             (10)             (10)
Unearned portion of restricted stock issued ......................................................             (16)             (13)
Retained earnings ................................................................................           2,119            1,874
                                                                                                             -----------------------
      Total stockholders' equity .................................................................           3,198            2,930
                                                                                                             -----------------------
         Total liabilities and stockholders' equity ..............................................         $ 9,779          $ 9,891
                                                                                                             -----------------------

               See Notes to the Consolidated Financial Statements.


CONSOLIDATED CASH FLOWS                                                              UNOCAL CORPORATION
(Unaudited)

                                                                                                              For the Six Months
                                                                                                                  Ended June 30
                                                                                                    --------------------------------
Millions of dollars                                                                                            1996            1995
- ------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings .......................................................................................          $ 362           $ 152
Adjustment to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization .....................................................            496             467
      Dry hole costs ...............................................................................             19              19
      Deferred income taxes ........................................................................             33             (24)
      Gain on sales of assets (before-tax) .........................................................           (137)            (61)
      Other ........................................................................................             77              --
      Working capital and other changes related to operations
         Accounts and notes receivable .............................................................            (73)             21
         Inventories ...............................................................................             27              30
         Accounts payable ..........................................................................             53             (84)
         Taxes payable .............................................................................             16             (61)
         Other .....................................................................................           (180)           (101)
                                                                                                               ---------------------
            Net cash provided by operating activities ..............................................            693             358

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (includes dry hole costs) ..................................................           (622)           (596)
   Proceeds from sales of assets ...................................................................            539             128
                                                                                                               ---------------------
            Net cash used in investing activities ..................................................            (83)           (468)

CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term borrowings ............................................................................            110             712
   Reduction of long-term debt and capital lease obligations .......................................           (499)           (536)
   Dividends paid on preferred stock ...............................................................            (18)            (18)
   Dividends paid on common stock ..................................................................            (99)            (99)
   Other ...........................................................................................             11              33
                                                                                                               ---------------------
         Net cash provided by (used in) financing activities .......................................           (495)             92

Increase (decrease) in cash and cash equivalents ...................................................            115             (18)
Cash and cash equivalents at beginning of year .....................................................             94             148
                                                                                                               ---------------------
Cash and cash equivalents at end of period .........................................................          $ 209           $ 130
                                                                                                               ---------------------

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest (net of amount capitalized) .........................................................          $ 152           $ 152
      Income taxes (net of refunds) ................................................................          $ 166           $ 184


               See Notes to the Consolidated Financial Statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1) The consolidated financial statements included herein are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position and results of operations. All adjustments are of a normal recurring nature. Such financial statements are presented in accordance with the Securities and Exchange Commission's (Commission) disclosure requirements for Form 10-Q.

     These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Commission in Unocal Corporation's 1995 Annual Report on Form 10-K.

     Results for the six months ended June 30, 1996, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1996 presentation.

(2) For the purpose of this report, Unocal Corporation and its consolidated subsidiary, Union Oil Company of California (Union Oil), together with the consolidated subsidiaries of Union Oil, will be referred to as "Unocal" or "the company".

(3) Earnings per share of common stock assuming no dilution are based on net earnings less preferred stock dividend requirements, divided by the weighted average shares of common stock outstanding during each period. The computation of fully diluted earnings per share assumes the dilutive effect of the common stock equivalents and conversion of the company's outstanding preferred stock. When the computation of fully diluted earnings per share is antidilutive for any given period presented, the amounts reported for primary and fully diluted are the same.

(4) As a result of the corporate staff reduction program initiated during the fourth quarter of 1994, the company recorded in 1994 a pretax charge of $34 million in administrative and general expense for estimated benefits, primarily termination allowance, to be paid to employees affected by the program. At June 30, 1996, the amount of unpaid benefits remaining on the consolidated balance sheet was $12 million. During the first quarter 1996, approximately 100 employees were inadvertently reported as terminated instead of 50. Approximately 30 employees were terminated during the second quarter of 1996, bringing the total number of terminated employees to approximately 620.

(5) Capitalized interest totaled $3 million and $8 million for the second quarters of 1996 and 1995, respectively. For the first six months of 1996 and 1995, capitalized interest totaled $6 million and $16 million, respectively.

(6)  Cash Flow Information:

     During the first half of 1996 and 1995, shares of Unocal common stock were purchased by the trustee of the Unocal Savings Plan (the "Plan") either from Unocal or on the open market as directed by Unocal. The trustee used Unocal's matching contributions to the Plan to purchase the shares. The total matching contributions were expensed in Unocal's consolidated earnings statement. In the consolidated cash flow statements, the portion of the matching contribution resulting in the issuance of Unocal common stock, as detailed below, was treated as a noncash transaction since the resulting effect on cash flow was zero.


                                                           For the Six Months
                                                              Ended June 30
                                                     ---------------------------
                                                           1996           1995
- --------------------------------------------------------------------------------
 Shares of Unocal common stock  issued (in thousands)     252               515
 Fair value of common stock (in millions of dollars)       $8               $14

                                   (Unaudited)

(7)  Income Taxes:

     The components of pre-tax earnings and the provision for income taxes were as follows:



                                                                   For The Three Months                       For The Six Months
                                                                      Ended June 30                             Ended June 30
                                                                 ------------------------------------------------------------------
Millions of dollars                                              1996                 1995                 1996                1995
- ------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes:
   United States (a) ............................               $ 278                $  (1)               $ 351               $   5
   Foreign ......................................                 122                  126                  263                 251
- ------------------------------------------------------------------------------------------------------------------------------------
      Total .....................................               $ 400                $ 125                $ 614               $ 256
Income Taxes:
   Current
      Federal ...................................               $  84                $   9                $ 104               $  16
      State .....................................                  (2)                   2                    2                   5
      Foreign ...................................                  56                   54                  112                 107
- ------------------------------------------------------------------------------------------------------------------------------------
        Total current ...........................               $ 138                $  65                $ 218               $ 128
   Deferred
      Federal ...................................               $   5                $ (12)               $   5               $ (19)
      State .....................................                  14                  (11)                  14                 (17)
      Foreign ...................................                   5                    5                   15                  12
- ------------------------------------------------------------------------------------------------------------------------------------
        Total deferred ..........................               $  24                $ (18)               $  34               $ (24)
- ------------------------------------------------------------------------------------------------------------------------------------
Total income taxes ..............................               $ 162                $  47                $ 252               $ 104



(a) Includes corporate and unallocated expenses.

Reconciliation of income taxes at the federal statutory rate of 35% to tax provision:



                                                                            For The Three Months                For The Six Months
                                                                                Ended June 30                      Ended June 30
                                                                            --------------------------------------------------------
Millions of dollars                                                         1996             1995             1996             1995
- ------------------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes ...................................           $ 400            $ 125            $ 614            $ 256

Tax at federal statutory rate ..................................           $ 140            $  44            $ 215            $  90
Foreign taxes in excess of statutory rate ......................              23               15               41               34
Dividend exclusion .............................................              (4)              (4)              (8)              (8)
Investment tax credits .........................................              --               (7)              --              (11)
Other ..........................................................               3               (1)               4               (1)
- ------------------------------------------------------------------------------------------------------------------------------------
     Total provision ...........................................           $ 162            $  47            $ 252            $ 104



(8)  Long Term Debt and Credit Agreements:

     During the first quarter of 1996, the company issued $100 million of medium-term notes with interest rates ranging from 5.94 percent to 6.23 percent and maturity dates ranging from February 2003 to February 2006. The company also increased its commercial paper borrowings by $44 million.

     During the second quarter of 1996, the company reduced long-term debt by approximately $610 million primarily with the proceeds from the sale of its California oil and gas producing properties. Financing activities

                                   (Unaudited)

     for the second quarter of 1996 primarily consisted of: retirement at maturity of the $110 million Swiss Franc bond issue and the corresponding $65 million currency swap agreement; and the early redemption of seven pollution control bond issues totaling $49 million with interest rates ranging from 6-1/8 percent to 7-7/8 percent. The company also reduced its commercial paper balance by $377 million bringing the outstanding balance to $317 million at June 30, 1996.

     In April 1996, the company terminated the $45 million Netherlands revolving credit facility, and in July 1996, the company terminated its $25 million revolving credit facility with a Canadian bank.

(9)  Financial Instruments

     The fair value of the financial instruments described below are based on the company's outstanding balances at June 30, 1996:

     The Deutsche Mark currency swap agreement had a notional value of $110 million and a fair value of approximately $56 million based on dealer quotes.

     There were 16 outstanding currency forward contracts to purchase 28 million Pounds Sterling for $43 million to hedge a series of known Pounds Sterling requirements, and the fair market value of the contracts was approximately $0.9 million in liabilities.

     The floating interest rate on the swap agreement to hedge $25 million of fixed rate medium-term notes was 5.5 percent, and the fair value was approximately $0.2 million in assets, based on quoted market prices of comparable instruments.

     The company had outstanding commodity futures contracts covering the sale of 700 thousand barrels of crude oil and 3 billion cubic feet of natural gas with notional amounts of $13 million and $8 million, respectively. The fair value of the contracts, based on quoted market prices, was insignificant.

     The  estimated  fair  value of the  company's  long-term  debt  was  $3,310 million.

(10) Accrued abandonment, restoration and environmental liabilities:

     At June 30, 1996, the company had accrued $497 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are estimated to be $640 million to $780 million, of which the lower end of the range is used to calculate the amount to be amortized.

     At June 30, 1996, the company's reserves for environmental remediation obligations totaled $244 million, of which $83 million was included in other current liabilities. The reserve includes estimated probable future costs of $30 million for federal Superfund and comparable state-managed multiparty disposal sites; $34 million for formerly-operated sites for which the company has remediation obligations; $71 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $76 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $33 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

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

                                   (Unaudited)

     future costs, which could have a material effect on the company's future results of operations and financial condition or liquidity.

     ENVIRONMENTAL MATTERS

     The company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by the company or others and are associated with past and present operations, including sites at which the company has been identified as a potentially responsible party (PRP) under the federal Superfund laws and comparable state laws. Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where the company is able to determine whether it is liable or, if liability is probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of the company's liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper cleanup methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several and retroactive liabilities on PRPs, and the fact that the company is usually just one of a number of companies identified as a PRP.

     As disclosed in Note 10, at June 30, 1996, the company had accrued $244 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $140 million.

     Between August 22 and September 6, 1994, a chemical known as "Catacarb" was released into the environment at the company's San Francisco Refinery near Rodeo, California. Persons in the surrounding area have claimed that they were exposed to the chemical in varying degrees. Since September 22, 1994, forty-eight lawsuits have been filed by or on behalf of all persons, alleged to be several thousand, claiming that they or their property were adversely affected by the releases. Forty-four of the lawsuits have been consolidated in the Superior Court for Contra Costa County. The First Amended Model Complaint in this consolidated action, filed February 1,
     1995, on behalf of individual plaintiffs and purported classes of plaintiffs, alleges personal injury, emotional distress and increased risk of future illness on behalf of the named plaintiffs and all persons present in and around or downwind from the San Francisco Refinery, and property damage and loss or diminution of property value on behalf of all owners of real and personal property in the vicinity of the Refinery, resulting from the release of Catacarb by the Refinery. Certain individual plaintiffs allege injury from alleged subsequent releases at the Refinery of hydrogen sulfide and other chemicals. The Model Complaint seeks compensatory and punitive damages in unspecified amounts, equitable relief including the creation of a fund for medical monitoring and treatment of plaintiffs and members of the purported classes, statutory penalties and other relief. The company has reached agreement with plaintiffs to certify a mandatory non-opt out punitive damages class. Plaintiffs have withdrawn their class claims for personal injury and property damage. Briefing is now in progress to determine whether or not the Court will certify a medical monitoring class.

                                   (Unaudited)

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

     The most significant issue relates to an IRS challenge of a $341 million deduction taken by the company in its 1985 tax return for amounts paid under a settlement agreement with Mesa Petroleum, T. Boone Pickens and Drexel Burnham Lambert, Incorporated and certain others which ended a hostile takeover attempt by that group. The IRS contends that the deduction is not allowable because the payment was related solely to the purchase of the company's common stock. Although the company did purchase shares under the settlement agreement, it properly reflected the purchase in its records at the fair market value of the shares purchased. The deduction at issue relates to that portion of the payment made under the settlement agreement that exceeded the value of the shares purchased. The company intends to vigorously dispute the IRS' assertions in court. If the IRS were ultimately to prevail, the company would owe $157 million of tax for 1985 plus tax deductible interest estimated at $283 million as of June 30, 1996. As this matter is not yet before a court, final resolution of this matter is likely to be several years away.

     The second issue relates to an IRS challenge of a continued deferral of intercompany gains which arose from sales of property between subsidiaries in 1982 and 1983. The IRS contends that the $201 million balance of deferred gain must be recognized in the company's taxable income for 1985 when the subsidiaries contributed the property to a wholly owned master limited partnership. The company intends to vigorously dispute the IRS' assertions in court. If the IRS were ultimately to prevail, the company would owe $92 million in tax for 1985, but would receive credits or refunds for offsetting deductions in later years. For 1986 and 1987 the credits or refunds would total $35 million. In addition to tax, the company would owe tax deductible interest estimated at $116 million as of June 30, 1996. As this matter is not yet before a court, final resolution of this matter is likely to be several years away.

     The total amount of tax and interest that the company would be required to pay if the IRS were ultimately to prevail on both of the issues described in the two preceding paragraphs is substantially less than the sum of the amounts. As a result of the interplay of these issues, application of foreign tax credits and overpayments related to other issues, the total amount of tax and interest is estimated at $368 million as of June 30, 1996.

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

                                   (Unaudited)

(12) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:



                                                                                       For the Three Months      For the Six Months
                                                                                          Ended June 30            Ended June 30
                                                                                 ---------------------------------------------------
Millions of dollars                                                                      1996         1995 *       1996        1995
- ------------------------------------------------------------------------------------------------------------------------------------
Total revenues .................................................................       $2,684       $2,290       $4,962       $4,196
Total costs and other deductions, including income taxes .......................        2,446        2,212        4,599        4,044
                                                                                       ---------------------------------------------
Net earnings ...................................................................       $  238       $   78       $  363       $  152
- --------------------------------------------------------------------------------       ---------------------------------------------




                                                                                               At June 30             At December 31
Millions of dollars                                                                               1996                         1995
- ------------------------------------------------------------------------------------------------------------------------------------
Current assets ...........................................................                       $1,629                       $1,576
Noncurrent assets ........................................................                       $8,158                       $8,328
Current liabilities ......................................................                       $1,462                       $1,309
Noncurrent liabilities ...................................................                       $5,115                       $5,645
Shareholder's equity .....................................................                       $3,210                       $2,950
                                                                                                 -----------------------------------



OPERATING HIGHLIGHTS                                                                          UNOCAL CORPORATION
(Unaudited)

                                                                                   For the Three Months      For the Six Months
                                                                                      Ended June 30             Ended June 30
                                                                                  -------------------------------------------------
                                                                                       1996         1995         1996         1995
- -----------------------------------------------------------------------------------------------------------------------------------

NET DAILY PRODUCTION
   CRUDE OIL AND CONDENSATE (thousand barrels):
      United States (a) ................................................             88.5          124.3          105.2        128.0
      Foreign:
         Far East (b) ..................................................             84.1           85.1           82.4         86.2
         Other .........................................................             27.9           30.1           28.2         30.6
                                                                                   -------------------------------------------------
           Total foreign ...............................................            112.0          115.2          110.6        116.8

      WORLDWIDE ........................................................            200.5          239.5          215.8        244.8
                                                                                   -------------------------------------------------

   NATURAL GAS (million cubic feet):
      United States (a) ................................................            1,053          1,128          1,085        1,126
      Foreign:
         Far East (b) ..................................................              613            602            606          608
         Other .........................................................               63             44             75           41
                                                                                    ------------------------------------------------
           Total foreign ...............................................              676            646            681          649

      WORLDWIDE ........................................................            1,729          1,774          1,766        1,775
                                                                                    ------------------------------------------------

   NATURAL GAS LIQUIDS (thousand barrels) (a) ..........................             18.8           21.9           19.6         21.7
   GEOTHERMAL (million kilowatt-hours) .................................             16.8           14.9           15.4         15.2


AVERAGE SALES PRICES
   CRUDE OIL AND CONDENSATE (per barrel):
      United States ....................................................      $      19.03   $      15.96   $      17.60   $   15.33
      Foreign:
         Far East ......................................................      $      18.17   $      16.77   $      18.03   $   16.49
         Other .........................................................      $      18.93   $      16.77   $      17.90   $   16.19
           Total foreign ...............................................      $      18.40   $      16.77   $      17.99   $   16.39
      WORLDWIDE ........................................................      $      18.71   $      16.30   $      17.77   $   15.76
                                                                              ------------------------------------------------------

   NATURAL GAS (per thousand cubic feet):
      United States ....................................................      $       2.14   $       1.57   $       2.25   $    1.51
      Foreign:
         Far East ......................................................      $       2.21   $       2.00   $       2.20   $    1.98
         Other .........................................................      $       1.70   $       1.00   $       1.73   $    1.10
           Total foreign ...............................................      $       2.16   $       1.93   $       2.14   $    1.92
      WORLDWIDE ........................................................      $       2.15   $       1.70   $       2.21   $    1.66
                                                                              ------------------------------------------------------

(a) Includes production from California upstream properties of:
      Crude oil and condensate .........................................              1.0           28.8           16.0         28.7
      Natural gas ......................................................               --             63             26           67
      Natural gas liquids ..............................................               --            1.1            0.3          1.2

(b) Includes host country share in Indonesia of:
      Crude oil and condensate .........................................             24.0           28.3           26.9         31.0
      Natural gas ......................................................               24             25             25           25



OPERATING HIGHLIGHTS (continued)                                                                     UNOCAL CORPORATION
(Unaudited)




                                                                                           For the Three Months   For the Six Months
                                                                                                  Ended June 30       Ended June 30
                                                                                         -------------------------------------------
                                                                                                 1996       1995      1996      1995
- ------------------------------------------------------------------------------------------------------------------------------------

INPUT TO CRUDE OIL PROCESSING UNITS  (thousand barrels daily) ..............................       228       212       234       200

REFINERY PRODUCTION (thousand barrels daily)
      Gasoline .............................................................................       113       116       114       100
      Jet fuel, kerosene and heating oil ...................................................        30        16        37        18
      Diesel fuel ..........................................................................        47        36        44        33
      Other products (lubricants, gas oils , etc.) .........................................        65        63        63        67
                                                                                                  ----------------------------------
           Total ...........................................................................       255       231       258       218

PETROLEUM PRODUCT SALES  (thousand  barrels  daily)  Marketing  (primarily  sold through retail channels)
      Gasoline .............................................................................       135       117       131       115
      Diesel fuel ..........................................................................        28        31        26        28
      Other (includes lube oil, kerosene, and fuel oil) ....................................         8         6         8         6
                                                                                                   ---------------------------------
           Total ...........................................................................       171       154       165       149

   Marketing (primarily sold through wholesale or commercial channels)
      Gasoline .............................................................................        24        25        20        21
      Jet fuel .............................................................................        39        27        41        28
      Diesel fuel ..........................................................................        25        12        25        12
      Other products (includes petroleum products, gas oils , etc.) ........................        38        35        36        43
                                                                                                   ---------------------------------
           Total ...........................................................................       126        99       122       104
                                                                                                   ---------------------------------
              Total petroleum products sales ...............................................       297       253       287       253

AGRICULTURAL PRODUCTS PRODUCTION VOLUMES (thousand tons)
   Ammonia .................................................................................       378       341       729       692
   Urea ....................................................................................       277       269       570       564
   Other products ..........................................................................       182       217       345       414

AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia .................................................................................       274       266       368       394
   Urea ....................................................................................       336       298       581       526
   Other products ..........................................................................       438       436       669       708


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED RESULTS



                                                                                 For the Three Months           For the Six Months
                                                                                   Ended June 30                  Ended June 30
                                                                              ------------------------------------------------------
       Millions of dollars                                                     1996           1995 *          1996             1995
       -----------------------------------------------------------------------------------------------------------------------------
Net earnings excluding special items: ..............................          $ 205           $ 101           $ 325           $ 155
Special items:
    Sale of California oil and gas properties * ....................             70              --              70              --
    Other asset sales ..............................................             --               8              14              37
    Environmental provision ........................................            (20)            (14)            (26)            (18)
    Litigation provision ...........................................             (8)             (8)            (12)            (12)
    Write-down of assets ...........................................             (4)             (9)             (4)            (10)
    Other ..........................................................             (5)             --              (5)             --
                                                                              ------------------------------------------------------
       Net earnings including special items ........................          $ 238           $  78           $ 362           $ 152


* Net of provision for environmental remediation of $10 million

Improved operating earnings for the second quarter and the first six months of 1996 were primarily due to significantly improved refined product margins; higher worldwide crude oil and natural gas sales prices; higher gasoline sales volumes; and increased ammonia fertilizer production. Partially offsetting these positive factors were decreased domestic oil and gas production, principally due to asset sales.

Consolidated sales and operating revenues for the second quarter of 1996 increased by $286 million, or 13 percent, compared with the second quarter of 1995, and consolidated sales and operating revenues for the first six months of 1996 increased by $677 million, or 17 percent, compared with the first six months of 1995. The increased sales and operating revenues were the result of improved refined product margins and higher crude oil and natural gas sales prices.

OIL AND GAS EXPLORATION AND PRODUCTION



                                                                              For the Three Months              For the Six Months
                                                                                 Ended June 30                    Ended June 30
                                                                             -------------------------------------------------------
 Millions of dollars                                                          1996            1995 *           1996            1995
 -----------------------------------------------------------------------------------------------------------------------------------
Net earnings excluding special items: ............................           $ 164           $ 112            $ 322           $ 208
Special items:
    Sale of California oil and gas properties * ..................              68              --               68              --
    Other asset sales ............................................              --              (2)               6               9
    Write-down of assets .........................................              --              (8)              --              (8)
                                                                             -------------------------------------------------------
       Net earnings including special items ......................           $ 232           $ 102            $ 396           $ 209



* Net of provision for environmental remediation of $10 million

Improved earnings for the second quarter and first six months of 1996 were the result of higher worldwide crude oil and natural gas sales prices and increased foreign natural gas production.

During the second quarter of 1996, average worldwide crude oil sales prices increased by $2.41 per barrel, or 15 percent, and worldwide natural gas sales prices increased by $.45 per thousand cubic feet, or 26 percent, compared with the second quarter of 1995. During the first six months of 1996, worldwide crude oil sales prices increased by $2.01 per barrel, or 13 percent, and worldwide natural gas sales prices increased by $.55 per thousand cubic feet, or 33 percent, compared with the first six months of 1995.

During the second quarter and first six months of 1996, foreign natural gas production increased by five percent over the corresponding periods in 1995, primarily in Canada and The Netherlands.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Excluding  production  from  the  California  properties,   domestic  crude  oil
production decreased, principally due to natural decline and the sale of other oil and gas properties.

REFINING, MARKETING AND TRANSPORTATION - 76 PRODUCTS COMPANY



                                                                                    For the Three Months         For the Six Months
                                                                                       Ended June 30                Ended June 30
                                                                                ----------------------------------------------------
 Millions of dollars                                                                  1996         1995 *       1996          1995
 -----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) excluding special items: ................................         $ 48          $  1         $ 41          $(17)
Special items:
    Sale of California oil and gas properties (pipelines) ...................            2            --            2            --
    Write-down of assets ....................................................           (4)           --           (4)           --
    Other ...................................................................            4            --            4            --
                                                                                      ----          ----         ----           ----
       Net earnings (loss) including special items ..........................         $ 50          $  1         $ 43          $(17)


The 76 Products Company's improved earnings for the second quarter and first six months of 1996 reflected significantly improved product margins, higher product sales volumes due to expanded gasoline marketing efforts and increased refinery production of light oil products. Partially offsetting these positive factors were costs for repairs and lost production due to a fire in a coker unit at the San Francisco Refinery in May 1996.

During the second quarter and first six months of 1996, product sales volumes through retail channels increased by 11 percent compared with the corresponding periods in 1995. Compared with the second quarter and first six months of 1995, refinery production increased by 10 percent during the second quarter of 1996 and by 18 percent during the first six months of 1996.

GEOTHERMAL AND POWER OPERATIONS



                                                                                 For the Three Months            For the Six Months
                                                                                    Ended June 30                  Ended June 30
                                                                                ----------------------------------------------------
 Millions of dollars                                                            1996            1995 *          1996            1995
 -----------------------------------------------------------------------------------------------------------------------------------
Net earnings excluding special items: ..............................             $ 4             $ 6             $ 9             $10
Special items:
    Sale of assets .................................................              --               5              --               5
                                                                                 ---------------------------------------------------
       Net earnings including special items ........................             $ 4             $11             $ 9             $15


The 1995 gain was from the sale of a small interest in the Indonesian geothermal operations.

Diversified Businesses


                                                                                 For the Three Months            For the Six Months
                                                                                   Ended June 30                   Ended June 30
                                                                                ----------------------------------------------------
 Millions of dollars                                                            1996            1995 *          1996           1995
 ---------------------------------------------------------------- ------------------------------------------------------------------
Net earnings excluding special items:
    Agricultural Products ..........................................            $ 37            $ 32            $ 53            $ 48
    Carbon and Minerals ............................................               9              10              27              27
    Pipelines ......................................................              14              17              30              35
    Other ..........................................................               3               5               3               6
                                                                                ----            ----            ----            ----
         Total .....................................................            $ 63            $ 64            $113            $116
Special items:
    Asset sales
       Agricultural Products .......................................              --                4             --               4
       Pipeline ....................................................              --               --              7              --
       Miscellaneous (Other) .......................................              --                1             --               1
                                                                                ----------------------------------------------------
       Net earnings including special items ........................            $ 63            $ 69            $120            $121


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During the second quarter and first six months of 1996, the company reported increased ammonia fertilizer production due to new production from the Finley, Washington plant, and continued to experience strong product margins for its nitrogen fertilizer products.

CORPORATE AND UNALLOCATED


                                                                               For the Three Months             For the Six Months
                                                                                  Ended June 30                    Ended June 30
                                                                              ------------------------------------------------------
 Millions of dollars                                                            1996           1995 *          1996            1995
 -----------------------------------------------------------------------------------------------------------------------------------
       Net earnings excluding special items:
Administrative and general expense .................................          $ (16)          $ (17)          $ (34)          $ (35)
Net interest expense ...............................................            (48)            (47)            (98)            (90)
Environmental and litigation expense ...............................             (5)             (8)             (9)            (17)
Other ..............................................................             (5)            (10)            (19)            (20)
                                                                              ------------------------------------------------------
     Total .........................................................            (74)            (82)           (160)           (162)
Special items:
   Environmental and litigations provisions ........................            (28)            (22)            (38)            (30)
   Asset sales (Other) .............................................             --              --               1              18
   Write-down of assets (Other) ....................................             --              (1)             --              (2)
   Other ...........................................................             (9)             --              (9)             --
                                                                              ------------------------------------------------------
      Net earnings effect including special items ..................          $(111)          $(105)          $(206)          $(176)



Asset sales for 1995 consisted primarily of the sale of the company's Process, Technology and Licensing business.

Financial Condition and Capital Expenditures

For the first six months of 1996, cash flow from operating activities, including working capital changes, was $693 million, compared with $358 million in 1995. This increase was due to higher earnings from operations.

Proceeds from asset sales were $539 million for the first six months of 1996. The total included approximately $480 million from the sale of the California oil and gas producing properties, $20 million from the 1995 sale of geothermal assets, and $12 million from the sale of the company's interest in the Platte Pipeline. The company used most of the proceeds from the sale of the California assets to repay outstanding long-term debt. During 1995, proceeds from asset sales were $128 million, mainly from the sale of nonstrategic oil and gas properties and the Process, Technology and Licensing business.

Consolidated working capital at June 30, 1996 was $171 million, a decrease of $89 million from the year-end 1995 level of $260. The company's total debt was $3,241 million at June 30, 1996, a decrease of $465 million from the year-end 1995 level. The debt-to-total capitalization ratio dropped to 50.3 percent from
55.8 percent at year-end 1995. See Notes 8 and 9 to the Consolidated Financial Statements for additional information.

Capital expenditures for the first six months of 1996 totaled $622 million, an increase of $26 million, or four percent, from the 1995 level of $596 million. The increase was due to higher spending for domestic and foreign exploration and production and for geothermal activities. Partially offsetting the increase was a 43 percent reduction in the 76 Products Company's 1996 spending due to the completion of modifications made to the Los Angeles and San Francisco refineries in 1995 to prepare for the manufacture of reformulated gasoline. Estimated expenditures for the full year 1996 are expected to reach $1.3 billion, depending upon the progress of various oil and gas projects and product prices.

ENVIRONMENTAL MATTERS

At  June  30,  1996,  the  company's  reserves  for  environmental   remediation
obligations totaled $244 million, of which $83 million was included in other current liabilities. During the first six months of 1996, cash payments of $29 million were applied against reserves and an additional $59 million in liabilities was recorded to the reserve

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

account, primarily due to changes in estimated future remediation costs for numerous sites. The company estimates that it could incur additional remediation costs aggregating approximately $140 million as discussed in Note 11 to the Consolidated Financial Statements.

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

At year-end 1995, Unocal had received notification from the Federal Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 40 sites. In addition, various state agencies and private parties had identified 30 other similar PRP sites that may require investigation and remediation. During the first six months of 1996, nine sites were added and three sites were removed resulting in a total of 76 sites. Of the total, the company has denied responsibility at 4 sites and at another 14 sites the company's liability, although unquantified, appears to be de minimis. The total also includes 34 sites which are under investigation or in litigation, for which the company's potential liability is not determinable. Of the remaining 24 sites, where probable costs can be reasonably estimated, a reserve of $30 million was included in the total environmental remediation reserve as of June 30, 1996.

Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the company is usually only one of several companies designated as a PRP. The company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in Note 11 to the Consolidated Financial Statements. The solvency of other responsible parties and disputes regarding responsibilities may also impact the company's ultimate costs.

Corrective investigations and actions pursuant to RCRA are being performed at the San Francisco and Los Angeles refineries, Beaumont facility and at the company's closed shale oil project and Molycorp Inc., Washington, Pennsylvania, facility. The company also must provide financial assurance for future closure and post-closure costs of its RCRA permitted facilities. Because these costs will be incurred at different times and over a period of many years, the company believes that these obligations are not likely to have a material adverse effect on the company's results of operations or financial condition.

In the second quarter of 1996, the company added $21 million to the reserve for estimated costs associated with the Guadalupe oil field cleanup of past releases of a diesel-like additive formerly used to produce the field's heavy crude oil. The additional reserve includes estimated costs for environmental remediation and mitigation, an environmental impact report and further studies to conduct a natural resource damage assessment. The company expects to incur additional, but presently indeterminable, costs related to these activities. An additional $7 million for the estimated costs to abandon and remove production facilities and pipelines related to the field's former operations was also accrued.

In the second quarter of 1996, the company added $9 million to the reserve for the cleanup of petroleum hydrocarbon contamination of the beach area and under the Front Street section of Avila Beach, California. The reserve increase includes estimated costs for remediation and mitigation, additional site assessments and the development of an environmental impact report. The company expects to incur additional, but presently indeterminable, costs related to this site.

On April 9, 1996, the company completed the sale of most of its California oil and gas producing assets. The sales agreement requires the company to retain environmental liabilities for some of the properties that were sold. Estimated environmental costs were also identified for properties that were excluded from the sale. As a result, the company added $17 million to the reserve for estimated future assessment and remediation costs for the California properties associated with the sale. Additional related costs may be incurred but cannot be determined until further assessments and investigations of the properties are performed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OTHER MATTERS

On August 8, 1996, the company commenced an offer to exchange new 6-1/4 percent Trust Convertible Preferred Securities of Unocal Capital Trust (which will be a wholly owned subsidiary of the company) for up to all of the 10.25 million outstanding shares of the company's $3.50 Convertible Preferred Stock. The exchange offer will expire on September 5, 1996, unless extended. The purpose of the exchange offer is to refinance the $3.50 Convertible Preferred Stock with the Trust Convertible Preferred Securities. The company will announce the exchange ratio for the new Trust Convertible Preferred Securities and their conversion ratio into shares of the company's common stock two business days before the expiration date of the exchange offer. The exchange ratio will be determined by a formula that gives the exchanging stockholder new Trust Convertible Preferred Securities with a liquidation value equal to the greater of the redemption value or the conversion value of the $3.50 Convertible Preferred Stock. The Trust Convertible Preferred Securities will be convertible into shares of the company's common stock at a conversion premium of 24 percent above the average closing price of the common stock for the five trading days preceding the determination of the exchange ratio. Completion of the exchange offer will be conditioned on receipt of at least four million validly tendered shares of the $3.50 Convertible Preferred Stock.

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

While petroleum product margins and natural gas prices have declined from their peaks earlier this year, the company expects them to remain strong. Crude oil prices have remained high despite the anticipated effects of Iraq selling $2 billion in oil exports before the end of August 1996. The company will continue to be affected by the uncertainty and volatility of crude oil prices.

The company started production from the new Seguni oil and gas field in the Mahakam Delta area offshore East Kalimantan, Indonesia in June 1996. The field currently produces more than 5,200 barrels of oil per day and 9 million cubic feet of gas per day from five completions. Unocal holds 100 percent interest in the Seguni field.

On May 28, 1996, the company signed a production sharing contract with Petrovietnam for petroleum exploration on Block B, offshore Vietnam. A three-year work program entails seismic exploration and exploratory drilling. Seismic exploration is expected to take approximately nine months to complete and analyze, and the first exploration well should be drilled in 1997. Unocal has a 45 percent working interest in the project.

The company signed a 30-year gas sales agreement with the Petroleum Authority of Thailand in August 1996. Under the agreement, production from the Pailin field is to begin in mid 1999 at 165 million cubic feet (mmcfd) of natural gas per day, rising to a planned 330 mmcfd in 2001 with the expected delineation of additional reserves. Unocal is the operator with a 35 percent interest.

On July 26, 1996, the United States Senate approved the Foreign Operations Appropriations bill which supports investment sanctions against Myanmar. These investment sanctions would apply only to new, as yet uncommitted investments. As the Senate bill stands, the company's Yadana Project will not be affected by the limited investment sanctions. Before the bill passes, Congress must resolve differences between the Senate and House versions of the bill; the House bill does not contain language concerning sanctions against Myanmar.

The company received several bids for its oil and gas interests in the Netherlands sector of the North Sea. After careful consideration, all bids were rejected, as they were below the net present value of those operations. The company now plans to hold and operate these assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Underground mine development is continuing at the company's idled molybdenum mine in Questa, New Mexico. Upon receipt of the necessary permits, the company will recommence the production of molybdenum. Operations are expected to begin in the fourth quarter of 1996.

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

(1)  In  Citizens  for a Better  Environment,  et al. v.  Union Oil  Company  of
     ---------------------------------------------------------------------------
     California (No. C94-0712,  U.S.D.C., N.D. California) regarding allegations
     ----------
     of NPDES violations from selenium discharges, the Ninth Circuit Court of Appeals affirmed the trial court's decision denying the company's motion to dismiss the action. Unocal's request for a rehearing en banc is now pending.

(2) On August 2, 1996, the office of the Attorney General for the State of Illinois announced its intention to seek approximately $2.1 million in civil penalties for Unocal's alleged failure to comply with the State's environmental statute and Air Pollution regulations since January 1992, at the company's Carbon Plant in Lemont, Illinois. The company is presently negotiating with the Attorney General's office.

ITEM 4.   SUBMISSION OF A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Stockholders of Unocal Corporation was held on June 3, 1996. The following actions were taken by the stockholders at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.

1. The three nominees proposed by the board of directors were elected as directors by the following votes for three-year terms expiring at the 1999 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

               Name                   Votes For               Votes Withheld
               ----                   ---------               --------------
         Malcolm R. Curie            208,473,246                2,831,252
         Neal E. Schmale             208,421,124                2,883,374
         Charles E. Weaver           208,493,900                2,810,598

2. A proposal to ratify the selection of Coopers & Lybrand L.L.P. as Unocal's independent accountants for 1996 was passed by a vote of 209,266,340 for versus 1,261,663 against. There were 776,495 abstentions and no broker non-votes.

3. A stockholder proposal regarding a review and report on the company's international code of conduct failed to pass receiving 9,623,037 votes for versus 170,181,570 against. There were 13,589,175 abstentions and 17,910,716 broker non-votes.

4. A stockholder proposal regarding a report on a gas plant in Northern Alberta, Canada, failed to pass receiving 9,669,664 votes for versus 172,192,756 against. There were 11,531,362 abstentions and 17,910,716 broker non-votes.

5. A stockholder proposal regarding a review of and report annually on pollution prevention options failed to pass, receiving 10,718,278 votes for versus 171,220,815 against. There were 11,454,689 abstentions and 17,910,716 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 3 Bylaws of Unocal, as amended June 3, 1996, and currently in effect (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 of Unocal Corporation and Unocal Capital Trust (File Nos. 333-09137 and 333-09137-01)).

                 11 Unocal Corporation statement regarding computation of earnings per common share for the three months ended June 30, 1996 and 1995 and for the six-month periods ended June 30, 1996 and 1995.

                 12.1 Unocal Corporation statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 1996 and 1995.

                 12.2 Unocal Corporation statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1996 and 1995.

                 12.3 Union Oil Company of California statement regarding computation of ratio of earnings to fixed charges for the six months ended June 30, 1996 and 1995.

                    27 Financial data schedule for the quarter ended June 30, 1996 (included only in the copy of this report filed electronically with the Commission).

            (b)  Reports on Form 8-K

                 During the second quarter of 1996:

                 1. Current  Report on Form 8-K dated and filed  April 9,  1996, for the purpose of reporting, under Item 5, the sale of the California oil and gas producing properties.
                 2. Current  Report on Form 8-K dated and filed April 24,  1996, for the purpose of reporting, under Item 5, Unocal's first quarter 1996 earnings.
                 3. Current Report on Form 8-K dated and filed June 3, 1996, for the purpose of reporting, under Item 5, Unocal's anticipated strong second quarter 1996 earnings.


                 During the third quarter of 1996 to the date hereof:

                 1. Current  Report on Form 8-K dated and filed  July 25,  1996, for the purpose of reporting, under Item 5, Unocal's second quarter and first six months 1996 earnings.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UNOCAL CORPORATION
                                                    (Registrant)


Dated:  August 14, 1996               By:   /s/ CHARLES S. MCDOWELL
                                            -----------------------
                                                Charles S. McDowell
                                                Vice President and Comptroller
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)