Form 10-Q
period 1996-09-30
UNOCAL CORP
filed 1996-11-14
CIK 716039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


      X
      - QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1996
                                       ------------------
                                       or
     -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from          to
                                     --------     --------


                          Commission file number 1-8483

                               UNOCAL CORPORATION
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                  95-3825062
                 --------                                  ----------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)



   2141 Rosecrans Avenue, Suite 4000, El Segundo, California          90245
   ---------------------------------------------------------          -----
            (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (310) 726-7600




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock, $1 par value, outstanding as of
 October 31, 1996:  250,414,750

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                                                         UNOCAL CORPORATION
(Unaudited)

                                                                                For the Three Months          For the Nine Months
                                                                                 Ended September 30            Ended September 30
                                                                                  --------------------------------------------------
Dollars in millions except per share amounts                                   1996            1995             1996           1995
------------------------------------------------------------------------------------------------------------------------------------

Revenues
Sales and operating revenues (a) ...................................          $2,531          $1,933          $7,272          $5,997
Interest, dividends and miscellaneous income .......................              14              50              50              76
Equity in earnings of affiliated companies .........................              30              20              78              65
Gain on sales of assets ............................................              36               2             173              63
                                                                              ------------------------------------------------------
      Total revenues ...............................................           2,611           2,005           7,573           6,201

Costs and Other Deductions
Crude oil and product purchases ....................................           1,152             746           3,142           2,403
Operating expense ..................................................             442             417           1,315           1,302
Selling, administrative and general expense ........................             112             108             341             318
Depreciation, depletion and amortization ...........................             228             237             724             704
Dry hole costs .....................................................              53              31              72              50
Exploration expense ................................................              33              30              83              85
Interest expense ...................................................              67              72             215             218
Excise, property and other operating taxes (a) .....................             271             258             814             759
Distributions on convertible preferred securities
 of subsidiary trust................................................               2              --               2              --
                                                                              ------------------------------------------------------
      Total costs and other deductions .............................           2,360           1,899           6,708           5,839
                                                                              ------------------------------------------------------
Earnings before income taxes .......................................             251             106             865             362
Income taxes .......................................................              80              47             332             151
                                                                              ------------------------------------------------------
Net Earnings .......................................................          $  171          $   59          $  533          $  211
Dividends on preferred stock .......................................              --               9              18              27
                                                                              ------------------------------------------------------
      Net earnings applicable to common stock ......................          $  171          $   50          $  515          $  184
                                                                              ======================================================

Earnings per share of common stock assuming
 no dilution (b) ...................................................           $   0.69        $   0.20        $   2.08        $0.75


Earnings per share of common and equivalent
stock assuming full dilution (c) ...................................           $   0.65        $   0.20        $   2.03        $0.75


Cash dividends declared per share of common stock ..................           $   0.20        $   0.20        $   0.60        $0.60
-----------------------------------------------------------------------------------------------------------------------------------

(a) Includes consumer excise taxes of ..................................       $    249        $    228        $   735         $ 665
(b) Based on net earnings applicable to common stock divided
      by weighted average shares outstanding (in thousands) ............        248,668         246,666        248,211       245,754
(c) Based on net earnings applicable to common stock divided by weighted average shares outstanding and common
     stock equivalents (in thousands) ..................................        263,525             --         262,823            --

                See Notes to Consolidated Financial Statements.









CONSOLIDATED BALANCE SHEET                                                                                       UNOCAL CORPORATION
(Unaudited)


                                                                                                      September 30      December  31
                                                                                                  ----------------------------------
Millions of dollars                                                                                           1996              1995
------------------------------------------------------------------------------------------------------------------------------------

Assets
Current assets
   Cash and cash equivalents .....................................................................         $   225          $    94
   Accounts and notes receivable .................................................................             921              920
   Inventories
      Crude oil ..................................................................................              50               48
      Refined products ...........................................................................             162              161
      Agricultural products ......................................................................              35               40
      Minerals ...................................................................................              21               30
      Supplies, merchandise and other ............................................................              88               81
   Deferred income taxes .........................................................................              75              169
   Other current assets ..........................................................................              35               33
                                                                                                            ------------------------
      Total current assets .......................................................................           1,612            1,576
Investments and long-term receivables ............................................................           1,105            1,101
Properties (net of accumulated depreciation and other allowances
                 of $10,910 in 1996 and $11,431 in 1995) .........................................           6,949            7,109
Deferred income taxes ............................................................................              27               25
Other assets .....................................................................................             116               80
                                                                                                           -------------------------
      Total assets ...............................................................................         $ 9,809          $ 9,891
                                                                                                           -------------------------

Liabilities and Equity
Current liabilities
   Accounts payable ..............................................................................         $   873          $   804
   Taxes payable .................................................................................             242              193
   Current portion of long-term debt and capital lease obligations ...............................             119                8
   Interest payable ..............................................................................              46               92
   Current portion of environmental liabilities ..................................................              83               83
   Other current liabilities .....................................................................              94              136
                                                                                                           -------------------------
      Total current liabilities ..................................................................           1,457            1,316
Long-term debt and capital lease obligations .....................................................           2,951            3,698
Deferred income taxes ............................................................................             678              722
Accrued abandonment, restoration and environmental liabilities ...................................             661              607
Other deferred credits and liabilities ...........................................................             729              618

Company-obligated  mandatorily  redeemable convertible preferred securities of a subsidiary trust holding solely 6-1/4% convertible junior subordinated
  debentures of Unocal ...........................................................................             522               --

Stockholders' Equity
   Preferred stock ($0.10 par value; stated at liquidation
     value of $50 per share) .....................................................................              13              513
   Common stock ($1 par value) ...................................................................             250              247
   Capital in excess of par value ................................................................             389              319
   Foreign currency translation adjustment .......................................................             (12)             (10)
   Unearned portion of restricted stock issued ...................................................             (15)             (13)
   Retained earnings .............................................................................           2,186            1,874
                                                                                                           -------------------------
      Total stockholders' equity .................................................................           2,811            2,930
                                                                                                           -------------------------
         Total liabilities and equity ............................................................         $ 9,809          $ 9,891
                                                                                                           -------------------------


               See Notes to the Consolidated Financial Statements.



CONSOLIDATED CASH FLOWS                                                                                       UNOCAL CORPORATION
(Unaudited)

                                                                                                             For the Nine Months
                                                                                                              Ended September 30
                                                                                                     -------------------------------
Millions of dollars                                                                                           1996              1995
------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings .....................................................................................         $   533          $   211
Adjustment to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization ...................................................             724              704
      Dry hole costs .............................................................................              72               50
      Deferred income taxes ......................................................................              48              (21)
      Gain on sales of assets (before-tax) .......................................................            (173)             (63)
      Other ......................................................................................              96              (19)
      Working capital and other changes related to operations
         Accounts and notes receivable ...........................................................             (23)             (18)
         Inventories .............................................................................               4               18
         Accounts payable ........................................................................              69              (53)
         Taxes payable ...........................................................................              49              (19)
         Other ...................................................................................            (200)            (114)
                                                                                                             -----------------------
            Net cash provided by operating activities ............................................           1,199              676

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (includes dry hole costs) ................................................            (940)            (967)
   Proceeds from sales of assets .................................................................             585              130
                                                                                                             -----------------------
            Net cash used in investing activities ................................................            (355)            (837)

CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term borrowings ..........................................................................             130              949
   Reduction of long-term debt and capital lease obligations .....................................            (690)            (644)
   Dividends paid on preferred stock .............................................................             (27)             (27)
   Dividends paid on common stock ................................................................            (149)            (147)
   Other .........................................................................................              23               50
                                                                                                             -----------------------
         Net cash provided by (used in) financing activities .....................................            (713)             181

Increase in cash and cash equivalents ............................................................             131               20
Cash and cash equivalents at beginning of year ...................................................              94              148
                                                                                                             -----------------------
Cash and cash equivalents at end of period .......................................................         $   225          $   168
                                                                                                             -----------------------

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest (net of amount capitalized) .......................................................         $   243          $   225
      Income taxes (net of refunds) ..............................................................         $   239          $   192


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

     Results for the nine months ended September 30, 1996, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1996 presentation.

(2) For the purpose of this report, Unocal Corporation and its consolidated subsidiary, Union Oil Company of California (Union Oil), together with the consolidated subsidiaries of Union Oil, will be referred to as "Unocal" or "the company".

(3) Earnings per share of common stock assuming no dilution are based on net earnings less preferred stock dividend requirements, divided by the weighted average shares of common stock outstanding during each period. The computation of fully diluted earnings per share assumes the dilutive effect of common stock equivalents and conversion of the Unocal's outstanding convertible preferred stock and the outstanding Convertible Preferred Securities of a subsidiary trust (see Note 12). When the computation of fully diluted earnings per share is antidilutive for any given period presented, the amounts reported for primary and fully diluted are the same.

(4) As a result of the corporate staff reduction program initiated during the fourth quarter of 1994, the company recorded in 1994 a pretax charge of $34 million in administrative and general expense for estimated benefits, primarily termination allowance, to be paid to employees affected by the program. At September 30, 1996, the amount of unpaid benefits remaining on the consolidated balance sheet was $7 million. Approximately 30 employees were terminated during the third quarter of 1996, bringing the total number of terminated employees to approximately 650.

(5) Capitalized interest totaled $3 million and $9 million for the third quarters of 1996 and 1995, respectively. For the first nine months of 1996 and 1995 capitalized interest totaled $9 million and $25 million, respectively.

(6)  Cash Flow Information:

     UNOCAL SAVINGS PLAN

     During the first nine months of 1996 and 1995, shares of Unocal common stock were purchased by the trustee of the Unocal Savings Plan (the "Plan") either from Unocal or on the open market as directed by Unocal. The trustee used Unocal's matching contributions to the Plan to purchase the shares. The total matching contributions were expensed in Unocal's consolidated earnings statement. In the consolidated cash flow statements, the portions of the matching contributions resulting in the issuance of Unocal common stock, as detailed below, were treated as a noncash transactions since the resulting effect on cash flow was zero.


                                                           For the Nine Months
                                                           Ended September 30
                                                   -----------------------------
                                                         1996             1995
--------------------------------------------------------------------------------
 Shares of Unocal common stock  issued (in thousands)    252               700
 Fair value of common stock (in millions of dollars)      $8               $20

                                   (Unaudited)

     CONVERTIBLE PREFERRED SECURITIES

See Note 12 for discussion of Unocal's third quarter 1996 exchange of 6-1/4 percent Trust Convertible Preferred Securities of a subsidiary trust for outstanding shares of Unocal's $3.50 Convertible Preferred Stock. The exchange was treated as a noncash transaction since the resulting effect on cash flow was zero.

(7)  Income Taxes:

     The components of pre-tax earnings and the provision for income taxes were as follows:


                                                                   For the Three Months                        For the Nine Months
                                                                     Ended September 30                          Ended September 30
                                              -------------------------------------------------------------------------------------
Millions of dollars                                              1996                 1995               1996                  1995
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) before income taxes:
   United States (a) ............................               $  87                $  (7)               $ 438               $  (2)
   Foreign ......................................                 164                  113                  427                 364
                                                                --------------------------------------------------------------------
      Total .....................................               $ 251                $ 106                $ 865               $ 362
Income Taxes:
   Current
      Federal ...................................               $  (4)               $  (1)               $ 100               $  15
      State .....................................                   1                 --                      3                   5
      Foreign ...................................                  70                   45                  182                 152
                                                                --------------------------------------------------------------------
        Total current ...........................               $  67                $  44                $ 285               $ 172

   Deferred
      Federal ...................................               $   7                $   1                $  12               $ (18)
      State .....................................                   5                   (7)                  19                 (24)
      Foreign ...................................                   1                    9                   16                  21
                                                                --------------------------------------------------------------------
        Total deferred ..........................               $  13                $   3                $  47               $ (21)
                                                                --------------------------------------------------------------------
Total income taxes ..............................               $  80                $  47                $ 332               $ 151



 (a) Includes corporate and unallocated expenses.

Reconciliation of income taxes at the federal statutory rate of 35% to tax provision:



                                                                             For the Three Months               For the Nine Months
                                                                              Ended September 30                 Ended September 30
                                                                            --------------------------------------------------------
Millions of dollars                                                         1996             1995               1996           1995
------------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes ...................................           $ 251            $ 106            $ 865            $ 362

Tax at federal statutory rate ..................................           $  88            $  37            $ 303            $ 126

Taxes on foreign earnings in excess of
    (less than) statutory rate .................................              (5)              18               36               52
Dividend exclusion .............................................              (3)              (4)             (11)             (11)
Deferred California business tax credits,
   net of federal tax effect ...................................              --               (5)              --              (16)
Other ..........................................................              --                1                4               --
------------------------------------------------------------------------------------------------------------------------------------
     Total provision ...........................................           $  80            $  47            $ 332            $ 151


                                   (Unaudited)

(8)  LONG TERM DEBT AND CREDIT AGREEMENTS:

     During the first quarter of 1996, the company issued $100 million of medium-term notes with interest rates ranging from 5.94 percent to 6.23 percent and maturity dates ranging from February 2003 to February 2006. The company also increased its commercial paper borrowings by $44 million.

     During the second quarter of 1996, the company reduced long-term debt by approximately $610 million, primarily with the proceeds from the sale of its California oil and gas producing properties. Financing activities for the second quarter of 1996 primarily consisted of: retirement at maturity of the $110 million Swiss Franc bond issue and the corresponding $65 million currency swap agreement; and the early redemption of seven pollution control bond issues totaling $49 million with interest rates ranging from 6-1/8 percent to 7-7/8 percent. The company also reduced its commercial paper balance by $377 million and terminated its $45 million Netherlands revolving credit facility.

     Third-quarter 1996 financing activities primarily consisted of an additional borrowing of $20 million on the $250 million Thailand revolving credit facility and payment of $80 million on the $1.2 billion credit facility. In addition, the company further reduced its commercial paper balance by $104 million, bringing the outstanding balance to $213 million at September 30, 1996 and terminated its $25 million revolving credit facility with a Canadian bank.

(9)  FINANCIAL INSTRUMENTS

     The fair value of the financial instruments described below are based on the company's outstanding balances at September 30, 1996:

     The Deutsche  Mark currency  swap  agreement  had a notional  value of $110
     million  and a fair  value of  approximately  $57   million based on dealer
     quotes.

     There were 17 outstanding currency forward contracts to purchase 26 million Pounds Sterling for $40 million to hedge a series of known Pounds Sterling requirements, and the fair market value of the contracts was approximately $1.3 million in assets.

     The floating interest rate on the swap agreement to hedge $25 million of fixed rate medium-term notes was 5.6 percent, and the fair value was insignificant, based on quoted market prices of comparable instruments.

     The company had outstanding commodity futures contracts covering the sale of 550 thousand barrels of crude oil and 7 billion cubic feet of natural gas with notional amounts of $11 million and $14 million, respectively. The fair value of the contracts, based on quoted market prices, was insignificant.

     The estimated fair value of the company's long-term debt and capital lease obligations was $3,140 million. The estimated fair value of the company's obligated mandatorily redeemable Convertible Preferred Securities was $553 million.

(10)  ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES:

     At  September  30,  1996,  the  company had  accrued  $500  million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are estimated to be $640 million to $780 million, of which the lower end of the range is used to calculate the amount to be amortized.

     At September 30, 1996, the company's reserve for environmental remediation obligations totaled $245 million, of which $83 million was included in current liabilities. The reserve included estimated probable future costs of $29 million for federal Superfund and comparable state-managed multiparty disposal sites; $30 million for formerly-operated sites for which the company has remediation obligations; $67 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $67 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $52 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

                                   (Unaudited)

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

     As disclosed in Note 10, at September 30, 1996, the company had accrued $245 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $180 million.

     Between August 22 and September 6, 1994, a chemical known as "Catacarb" was released into the environment at the company's San Francisco Refinery near Rodeo, California. Persons in the surrounding area have claimed that they were exposed to the chemical in varying degrees. Since September 22, 1994, forty-eight lawsuits have been filed by or on behalf of all persons, alleged to be several thousand, claiming that they or their property were adversely affected by the releases. Forty-four of the lawsuits have been consolidated in the Superior Court for Contra Costa County. The First Amended Model Complaint in this consolidated action, filed February 1,
     1995, on behalf of individual plaintiffs and purported classes of plaintiffs, alleges personal injury, emotional distress and increased risk of future illness on behalf of the named plaintiffs and all persons present in and around or downwind from the San Francisco Refinery, and property damage and loss or diminution of property value on behalf of all owners of real and personal property in the vicinity of the Refinery, resulting from the release of Catacarb by the Refinery. Certain individual plaintiffs allege injury from alleged subsequent releases at the Refinery of hydrogen sulfide and other chemicals. The Model Complaint seeks compensatory and punitive damages in unspecified amounts, equitable relief including the creation of a fund for medical monitoring and treatment of plaintiffs and members of the purported classes, statutory penalties and other relief. The company has reached agreement with plaintiffs to certify a mandatory non-opt out punitive damages class. Plaintiffs have withdrawn their class

                                   (Unaudited)

     claims for personal injury and property damage. In early November, the trial court issued an order declining to certify a medical monitoring class. The court indicated its tentative intention to commence a trial with an undetermined number of test plaintiffs in June 1997.

     TAX MATTERS

     In December 1994, the company received a Notice of Proposed Deficiency from the Internal Revenue Service (IRS) related to the years 1985 through 1987. In February 1995, the company filed a protest of the proposed tax deficiency with the Appeals section of the IRS. Discussions with the Appeals Officer are ongoing, but it appears that two substantial issues may proceed to litigation. In an effort to resolve these issues without litigation, in October 1996, the company and the IRS entered into an Agreement to Mediate. While the parties have selected a mediator, no date for the mediation has been set.

     The most significant issue relates to an IRS challenge of a $341 million deduction taken by the company in its 1985 tax return for amounts paid under a settlement agreement with Mesa Petroleum, T. Boone Pickens and Drexel Burnham Lambert, Incorporated, and certain others which ended a hostile takeover attempt by that group. The IRS contends that the deduction is not allowable because the payment was related solely to the purchase of the company's common stock. Although the company did purchase shares under the settlement agreement, it properly reflected the purchase in its records at the fair market value of the shares purchased. The deduction at issue relates to that portion of the payment made under the settlement agreement that exceeded the value of the shares purchased. The company intends to vigorously dispute the IRS' assertions in court. If the IRS were ultimately to prevail, the company would owe $157 million of tax for 1985 plus tax deductible interest estimated at $295 million as of September 30, 1996. As this matter is not yet before a court, final resolution of this matter is likely to be several years away.

     The second issue relates to an IRS challenge of a continued deferral of intercompany gains which arose from sales of property between subsidiaries in 1982 and 1983. The IRS contends that the $201 million balance of deferred gain must be recognized in the company's taxable income for 1985 when the subsidiaries contributed the property to a wholly owned master limited partnership. The company intends to vigorously dispute the IRS' assertions in court. If the IRS were ultimately to prevail, the company would owe $92 million in tax for 1985, but would receive credits or refunds for offsetting deductions in later years. For 1986 and 1987 the credits or refunds would total $35 million. In addition to tax, the company would owe tax deductible interest estimated at $120 million as of September 30, 1996. As this matter is not yet before a court, final resolution of this matter is likely to be several years away.

     The total amount of tax and interest that the company would be required to pay if the IRS were ultimately to prevail on both of the issues described in the two preceding paragraphs is substantially less than the sum of the amounts. As a result of the interplay of these issues, application of foreign tax credits and overpayments related to other issues, the total amount of tax and interest is estimated at $378 million as of September 30, 1996.

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

                                   (Unaudited)


(12) CONVERTIBLE PREFERRED SECURITIES AND PREFERRED STOCK

On September 11, 1996, pursuant to an offer which expired on September 5, 1996, Unocal exchanged 10,437,873 new 6-1/4 percent Trust Convertible Preferred Securities (the "Preferred Securities") of Unocal Capital Trust, a Delaware business trust (the "Trust"), for 9,352,962 shares of Unocal's $3.50 Convertible Preferred Stock (the "Preferred Stock") which were tendered in response to the offer. Unocal acquired the Preferred Securities, which have an aggregate liquidation value of $522 million, from the Trust, together with 322,821 common securities of the Trust, which have an aggregate liquidation value of $16 million, in exchange for $538 million principal amount of 6-1/4 percent Convertible Junior Subordinated Debentures (the "Debentures") of Unocal. The Preferred Securities and common securities of the Trust represent undivided beneficial interests in the Debentures, which are the sole assets of the Trust.

The Preferred Securities have a liquidation value of $50 per security and will be convertible on and after December 10, 1996, into shares of Unocal common stock at a conversion price of $42.56 per share, subject to adjustment upon the occurrence of certain events. Distributions on the Preferred Securities are cumulative from September 5, 1996, at an annual rate of 6-1/4 percent of their liquidation amount and are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year, commencing on December 1, 1996, to the extent that the Trust receives interest payments on the Debentures, which payments are subject to deferral by Unocal under certain circumstances.

Upon repayment of the Debentures by Unocal, whether at maturity, upon redemption or otherwise, the proceeds thereof must immediately be applied to redeem a corresponding amount of the Preferred Securities and the common securities of the Trust. The Debentures mature on September 1, 2026, and may be redeemed, in whole or in part, at the option of Unocal, at any time on or after September 3, 2000, at a redemption price initially equal to 103.75 percent of the principal amount redeemed, declining annually to 100 percent of the principal amount redeemed in 2006, plus accrued and unpaid interest thereon to the redemption date. The Debentures, and hence the Preferred Securities, may become redeemable at the option of Unocal upon the occurrence of certain special events or restructuring transactions.

The Trust is accounted for as a consolidated subsidiary of Unocal, with the Debentures and payments thereon by Unocal to the Trust eliminated in the consolidated financial statements. The payment obligations of the Trust under the Preferred Securities are unconditionally guaranteed by Unocal (the "Guarantee"). The Guarantee, when taken together with Unocal's obligations under the Debentures and the indenture pursuant to which the Debentures were issued and Unocal's obligations under the amended and restated declaration of trust governing the Trust, provides a full and unconditional guarantee of the Trust's obligations under the Preferred Securities.

On September 11, 1996, Unocal called the unexchanged 897,038 shares of the Preferred Stock for redemption on October 11, 1996. Of these, 632,263 shares were converted into 1,028,058 shares of Unocal common stock in September and the remaining 264,775 shares were converted into 430,517 shares of common stock in October prior to the redemption date.


(13) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:


                                                                                     For the Three Months        For the Nine Months
                                                                                       Ended September 30        Ended September 30
                                                                                ----------------------------------------------------
 Millions of dollars                                                                    1996         1995 *       1996          1995
 -----------------------------------------------------------------------------------------------------------------------------------
Total revenues .................................................................       $2,611       $2,005       $7,573       $6,201
Total costs and other deductions, including income taxes .......................        2,438        1,945        7,037        5,989
                                                                                       ---------------------------------------------
Net earnings ...................................................................       $  173       $   60       $  536       $  212
--------------------------------------------------------------------------------       ---------------------------------------------


                                                                                                     At September 30  At December 31
 Millions of dollars                                                                                        1996                1995
 -----------------------------------------------------------------------------------------------------------------------------------
Current assets ...............................................................................             $1,604             $1,576
Noncurrent assets ............................................................................             $8,213             $8,328
Current liabilities ..........................................................................             $1,464             $1,309
Noncurrent liabilities .......................................................................             $5,020             $5,645
Shareholder's equity .........................................................................             $3,333             $2,950
-----------------------------------------------------------------------------------------------------------------------------------=


OPERATING HIGHLIGHTS                                                                                            UNOCAL CORPORATION
(Unaudited)

                                                                                       For the Three Months      For the Nine Months
                                                                                        Ended September 30       Ended September 30
                                                                                   -------------------------------------------------
                                                                                         1996         1995         1996         1995
-----------------------------------------------------------------------------------------------------------------------------------
NET DAILY PRODUCTION
   Crude oil and condensate (thousand barrels):
      United States (a)                                                                  86.1        123.6         98.9        126.4
      Foreign:
         Far East (b)                                                                    82.2         81.9         82.4         84.6
         Other                                                                           27.2         29.6         27.6         30.3
                                                                                  --------------------------------------------------
           Total foreign                                                                109.4        111.5        110.0        114.9

      Worldwide                                                                         195.5        235.1        208.9        241.3
                                                                                  --------------------------------------------------

   Natural gas (million cubic feet):
      United States (a)                                                                 1,099        1,077        1,091        1,109
      Foreign:
         Far East (b)                                                                     667          577          626          597
         Other                                                                             63           55           71           48
                                                                                  --------------------------------------------------
           Total foreign                                                                  730          632          697          645

      Worldwide                                                                         1,829        1,709        1,788        1,754

   Natural gas liquids (thousand barrels) (a)                                            19.3         20.2         19.6         21.4
   Geothermal (million kilowatt-hours)                                                   21.0         17.7         17.3         16.0

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES
   Crude oil and condensate (per barrel):
      United States                                                                     $20.01       $14.83       $18.31      $15.17
      Foreign:
         Far East                                                                       $18.89       $15.26       $18.32      $16.11
         Other                                                                          $19.89       $15.12       $18.53      $15.84
           Total foreign                                                                $19.21       $15.21       $18.39      $16.01
      Worldwide                                                                         $19.62       $14.98       $18.34      $15.51

   Natural gas (per thousand cubic feet):
      United States                                                                    $  2.09      $  1.43      $  2.20     $  1.49
      Foreign:
         Far East                                                                      $  2.27      $  2.05      $  2.23     $  2.00
         Other                                                                         $  2.05      $  1.21      $  1.82     $  1.14
           Total foreign                                                               $  2.25      $  1.97      $  2.18     $  1.94
      Worldwide                                                                        $  2.15      $  1.64      $  2.20     $  1.66

(a) Includes production from California upstream properties of:
      Crude oil and condensate                                                            1.0         28.7         10.9         29.4
      Natural gas                                                                           -           58           17           64
      Natural gas liquids                                                                   -          0.7          0.2          1.1

(b) Includes host country share in Indonesia of:
      Crude oil and condensate                                                           26.4         33.0         26.8         31.7
      Natural gas                                                                          29           20           26           23



OPERATING HIGHLIGHTS (continued)                                                                                 UNOCAL CORPORATION
(Unaudited)




                                                                                         For the Three Months    For the Nine Months
                                                                                          Ended September 30      Ended September 30
                                                                                   -------------------------------------------------
                                                                                           1996         1995        1996        1995
------------------------------------------------------------------------------------------------------------------------------------

INPUT TO CRUDE OIL PROCESSING UNITS  (thousand barrels daily) ......................         229         220         231         207

REFINERY PRODUCTION (thousand barrels daily)
      EPA Gasoline .................................................................          31         120          52         107
      CARB gasoline ................................................................          90          --          64          --
      Jet fuel, kerosene and heating oil ...........................................          33          29          36          21
      Diesel fuel ..................................................................          19          14          21          12
      CARB diesel ..................................................................          27          27          24          24
      Other products (lubricants, gas oils , etc.) .................................          58          53          61          62
                                                                                            ----------------------------------------
           Total ...................................................................         258         243         258         226

PETROLEUM PRODUCT SALES (thousand barrels daily)
   Primarily sold through retail channels
      EPA Gasoline .................................................................          27         116          67         116
      CARB gasoline ................................................................         103          --          64          --
      Diesel fuel ..................................................................          15          12          14          12
      CARB diesel ..................................................................          20          17          16          15
      Other products ( includes lube oil, kerosene and fuel oil) ...................           7           7           7           7
                                                                                            ----------------------------------------
           Total ...................................................................         172         152         168         150

   Primarily sold through wholesale or commercial channels
      EPA Gasoline .................................................................           4          31           9          23
      CARB gasoline ................................................................          21          --          12          --
      Jet fuel .....................................................................          38          32          40          29
      Diesel fuel ..................................................................          14          14          14          10
      CARB diesel ..................................................................          15          11          12           6
      Other products (includes petroleum products, gas oils , etc.) ................          34          35          36          42
                                                                                            ----------------------------------------
           Total ...................................................................         126         123         123         110
                                                                                            ----------------------------------------
              Total petroleum products sales .......................................         298         275         291         260

AGRICULTURAL PRODUCTS PRODUCTION VOLUMES (thousand tons)
   Ammonia .........................................................................         360         296       1,089         988
   Urea ............................................................................         275         242         845         806
   Other products ..................................................................         149         169         494         583

AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia .........................................................................         206         106         574         500
   Urea ............................................................................         198         247         779         773
   Other products ..................................................................         302         255         971         962


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

                                                                          For the Three Months        For the Nine Months
                                                                           Ended September 30          Ended September 30
                                                                        -------------------------- ---------------------------
  Millions of dollars                                                          1996         1995 *       1996          1995
  ---------------------------------------------------------------------------------------------------------------------------------
Net earnings excluding special items: ..............................          $ 153           $  50           $ 478           $ 205
Special items:
    Sale of California oil and gas properties * ....................             --              --              70              --
    Florida and Alaska OCS settlement ..............................             --              18              --              18
    Other asset sales ..............................................             49               1              63              38
    Environmental provision ........................................            (12)             (1)            (38)            (19)
    Litigation provision ...........................................            (22)             (5)            (34)            (17)
    Write-down of assets ...........................................             --              --              (4)            (10)
    Other ..........................................................              3              (4)             (2)             (4)
                                                                              ------------------------------------------------------
       Net earnings including special items ........................          $ 171           $  59           $ 533           $ 211

* Net of provision for environmental remediation of $10 million


During the third quarter and first nine months of 1996, operating earnings continued to improve over the prior year results primarily due to higher worldwide crude oil and natural gas sales prices; improved refined product margins; improved foreign natural gas production and increased production and sales volumes of agricultural products. Partially offsetting these positive factors were decreased worldwide crude oil production, primarily due to asset sales and increased exploration costs. During the third quarter of 1996, other asset sales consisted of the sale of exploration blocks in the North sea and miscellaneous real estate assets. Year-to-date 1996 other asset sales primarily consisted of the sale of miscellaneous oil and gas properties and miscellaneous real estate assets. Year-to-date 1995 other asset sales primarily consisted of the sale of miscellaneous oil and gas properties and the company's Process Technology and Licensing business.

Consolidated sales and operating revenues for the third quarter of 1996 increased by $598 million, or 31 percent, compared with the third quarter of 1995, and consolidated sales and operating revenues for the first nine months of 1996 increased by $1,275 million, or 21 percent, compared with the first nine months of 1995. The increased sales and operating revenues were primarily the result of higher crude oil, natural gas and gasoline sales prices.

OIL AND GAS EXPLORATION AND PRODUCTION

                                                                              For the Three Months             For the Nine Months
                                                                                Ended September 30             Ended September 30
                                                                                ----------------------------------------------------
  Millions of dollars                                                         1996            1995 *          1996             1995
  ----------------------------------------------------------------------------------------------------------------------------------
Net earnings excluding special items: ............................           $ 137           $  82            $ 459           $ 290
Special items:
    Sale of California oil and gas properties * ..................              --              --               68              --
    Other asset sales ............................................              40              (1)              46               8
    Florida and Alaska OCS settlement ............................              --              18               --               18
    Write-down of assets .........................................              --              --               --              (8)
                                                                             -------------------------------------------------------
       Net earnings including special items ......................           $ 177           $  99            $ 573           $ 308


* Net of provision for environmental remediation of $10 million


During the third quarter and first nine months of 1996, average worldwide sales prices for crude oil and natural gas and foreign natural gas production were higher than the 1995 levels. Partially offsetting these positive factors were declining worldwide crude oil production and increased exploration costs.
Worldwide crude oil production decreased principally due to the sale of the California properties and other oil and gas assets and natural decline. Another factor offsetting improved earnings was increased dry hole costs, which were the result of increased exploratory drilling in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Oil and Gas Exploration and Production sales and operating revenues (including intercompany) for the third quarter and first nine months of 1996 were $664 million and $2,000 million, respectively, compared with $543 million and $1,701 million for the corresponding periods in 1995.

Average worldwide crude oil sales prices increased during the third quarter of 1996 by $4.64 per barrel, or 31 percent, and worldwide natural gas sales prices increased by $.51 per thousand cubic feet, or 31 percent, compared with the third quarter of 1995. During the first nine months of 1996, worldwide crude oil sales prices increased by $2.83 per barrel, or 18 percent, and worldwide natural gas sales prices increased by $.54 per thousand cubic feet, or 33 percent, compared with the first nine months of 1995.

During the third quarter and first nine months of 1996, foreign natural gas production increased by 16 percent and 8 percent, respectively, over the same periods a year ago. The increase was primarily due to activities in Thailand and the Netherlands.

REFINING, MARKETING AND TRANSPORTATION - 76 PRODUCTS COMPANY

                                                                                     For the Three Months        For the Nine Months
                                                                                      Ended September 30          Ended September 30
                                                                              -----------------------------------------------------
  Millions of dollars                                                                 1996         1995 *        1996           1995
  ----------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) excluding special items: ................................         $ 35          $ 12         $ 76          $ (5)
Special items:
    Sale of California oil and gas properties (pipelines) ...................           --           --             2             --
    Other asset sales .......................................................            1           --             1             --
    Litigation provision ....................................................           (2)          --            (2)            --
    Write-down of assets ....................................................           --            --           (4)            --
    Other ...................................................................            3           --             7             --
                                                                                      ----------------------------------------------
       Net earnings (loss) including special items ..........................         $ 37          $ 12         $ 80          $ (5)



The 76 Products Company's increased earnings during the third quarter and first nine months of 1996 reflected significantly improved product margins, higher product sales volumes and increased refinery production of light oil products as compared to the same periods in 1995.

76 Products Company's sales and operating revenues (including intercompany and excise taxes) for the third quarter and first nine months of 1996 were $1,243 million and $3,536 million, respectively, compared with $977 million and $2,899 million (including intercompany and excise taxes) for the corresponding periods in 1995.

During the third quarter and first nine months of 1996, product sales volumes through retail channels increased by 13 percent and 12 percent, respectively, compared with the corresponding periods in 1995. Compared with the third quarter and first nine months of 1995, refinery production increased by 6 percent and 14 percent, respectively.

GEOTHERMAL AND POWER OPERATIONS


                                                                                 For the Three Months            For the Nine Months
                                                                                  Ended September 30             Ended September 30
                                                                                ----------------------------------------------------
  Millions of dollars                                                            1996         1995 *            1996            1995
  ----------------------------------------------------------------------------------------------------------------------------------
Net earnings excluding special items: ..............................             $ 6             $ 4             $15             $14
Special items:
    Sale of assets .................................................              --               2              --               7
                                                                                 ---------------------------------------------------
       Net earnings including special items ........................             $ 6             $ 6             $15             $21



The 1995 gain was from the sale of a small interest in the Indonesian geothermal operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Diversified Businesses

                                                                                 For the Three Months           For the Nine Months
                                                                                  Ended September 30             Ended September 30
                                                                               -----------------------------------------------------
  Millions of dollars                                                          1996             1995 *          1996            1995
  ----------------------------------------------------------------------------------------------------------------------------------
Net earnings excluding special items:
    Agricultural Products ..........................................            $ 20            $  3            $ 73            $ 51
    Carbon and Minerals ............................................              13              13              40              40
    Pipelines ......................................................              14              15              44              50
    Other ..........................................................               2               2               5               8
                                                                                ----------------------------------------------------
         Total .....................................................            $ 49            $ 33            $162            $149
Special items:
    Asset sales
       Agricultural Products .......................................              --              --              --               4
       Pipeline ....................................................              --              --               7              --
       Miscellaneous (Other) .......................................               8              --               8               1
                                                                                ----------------------------------------------------
       Net earnings including special items ........................            $ 57            $ 33            $177            $154



Increased earnings for Diversified Businesses were primarily due to increased production and sales volumes for agricultural products. During the third quarter and first nine months of 1996, ammonia production volumes increased 22 percent and 10 percent, respectively, compared with the same periods in 1995. Ammonia sales volumes increased by 94 percent and 15 percent during the third-quarter and first nine-months of 1996, respectively, compared with the corresponding periods in 1995.

CORPORATE AND UNALLOCATED

                                                                               For the Three Months             For the Nine Months
                                                                                 Ended September 30              Ended September 30
                                                                               -----------------------------------------------------
  Millions of dollars                                                          1996            1995 *          1996             1995
  ----------------------------------------------------------------------------------------------------------------------------------
  Net earnings excluding special items:
Administrative and general expense .................................          $ (21)          $ (22)          $ (55)          $ (57)
Net interest expense ...............................................            (37)            (50)           (135)           (140)
Environmental and litigation expense ...............................             (5)             (4)            (14)            (21)
Other ..............................................................            (11)             (5)            (30)            (25)
                                                                              ------------------------------------------------------
     Total .........................................................            (74)            (81)           (234)           (243)
Special items:
   Environmental and litigation provisions .........................            (32)             (6)            (70)            (36)
   Asset sales (Other) .............................................             --              --               1              18
   Write-down of assets (Other) ....................................             --              --              --              (2)
   Other ...........................................................             --              (4)             (9)             (4)
                                                                              ------------------------------------------------------
      Net earnings effect including special items ..................          $(106)          $ (91)          $(312)          $(267)



Asset sales for 1995 consisted primarily of the sale of the company's Process, Technology and Licensing business.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first nine months of 1996, cash flow from operating activities, including working capital changes, was $1,199 million, compared with $676 million in 1995. This increase was principally due to higher commodity prices.

Proceeds from asset sales were $585 million for the first nine months of 1996. The total principally included: $490 million from the sale of oil and gas producing properties, which included $480 million from the sale of the California properties; $20 million from the 1995 sale of geothermal assets; $12 million from the sale of the company's interest in the Platte Pipeline; $23 million from the sale of exploration blocks in the North Sea; and $30 million from the sale of miscellaneous real estate assets. The company used most of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

proceeds from these sales to repay long-term debt. Proceeds from asset sales for the first nine months of 1995 were $130 million, mainly from the sale of nonstrategic oil and gas properties and the Process, Technology and Licensing business.

Consolidated working capital at September 30, 1996 was $155 million, a decrease of $105 million from the year-end 1995 level of $260 million. The company's total debt was $3,070 million at September 30, 1996, a decrease of $636 million from the year-end 1995 level. The debt-to-total capitalization ratio dropped to 48 percent from 55.8 percent at year-end 1995. See Notes 8 and 9 to the Consolidated Financial Statements for additional information.

Capital expenditures for the first nine months of 1996 totaled $940 million, a decrease of $27 million from the 1995 level of $967 million. Estimated expenditures for the full year 1996 are expected to reach $1.3 billion.

ENVIRONMENTAL MATTERS

At September 30, 1996, the company's reserves for environmental remediation obligations totaled $245 million, of which $83 million was included in current liabilities. During the first nine months of 1996, cash payments of $49 million were charged against reserves and an additional $80 million in liabilities were added to the reserve account, primarily due to changes in estimated future remediation costs for numerous sites. The company estimates that it could incur additional remediation costs aggregating approximately $180 million as discussed in Note 11 to the Consolidated Financial Statements.

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

At year-end 1995, the company had received notification from the Federal Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 40 Superfund sites. In addition, various state agencies and private parties had identified 30 other similar PRP sites that may require investigation and remediation. During the first nine months of 1996, 12 sites were added and five sites were removed resulting in a total of 77 sites. Of the total, the company has denied responsibility at four sites and at another 14 sites the company's liability, although unquantified, appears to be de minimis. At another four sites, the company is in the process of resolving its liability. The total also includes 28 sites which are under investigation or in litigation, for which the company's potential liability is not determinable. Of the remaining 27 sites, where probable costs can be reasonably estimated, a reserve of $29 million was included in the total environmental remediation reserve as of September 30, 1996.

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

In the third quarter of 1996, the company added $18 million to the reserve for estimated costs associated with the remediation of retail marketing sites. Some of the remediation is being performed as the company replaces underground storage tank (UST) systems at its service stations. Federal regulations require all UST systems to meet new standards by December 1998. The addition also includes remediation to be performed in conjunction with the company's program

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to upgrade its service stations. Estimates for possible additional expenses are included in the $180 million total of future estimated remediation costs disclosed in Note 11 to the consolidated financial statements.

In November 1996, the company submitted a remedial action plan to the Regional Water Quality Control Board (RWQCB) for the remediation of petroleum hydrocarbon contamination from the beach area in Avilia Beach, California. Interim beach protection measures will continue until the remedial action plan is evaluated as part of the Environmental Impact Report process and approved by the RWQCB. Cost estimates for the implementation of the plan are approximately $9 million. The company expects to incur additional costs related to this site. These costs however, cannot be determined at this time.

OTHER MATTERS

In the Philippines, the company's subsidiary, Philippine Geothermal, Inc., reached provisional agreement with Philippine National Power Corporation to continue operating and maintaining two geothermal fields in the northern Philippines until a legal dispute over the extension of the service contract for an additional 25 years is settled. The original 25-year service contract expired on September 30, 1996. The interim contract is for six months and is renewable for another three months. Both parties will continue to observe the rights and obligations under the original contract except for the terms of payment. Under the interim agreement, 60 percent of the company's revenue from the steam fee is being held in escrow until the courts reach a decision.

FUTURE ACCOUNTING CHANGE

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement is to be applied prospectively to transactions occuring after December 31, 1996. The company is reviewing the potential financial impact of adopting the new accounting standard.

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

While third quarter 1996 refined product margins were above 1995 levels, they were significantly below the levels of the second quarter of 1996. This decline has continued into the fourth quarter of 1996 due to the competitive conditions that have developed in the California market. Crude oil and natural gas prices are expected to remain strong; however, crude oil prices could be adversely impacted if the United Nations Resolution 986 on the limited sale of Iraq oil is implemented. The company will continue to be affected by the uncertainty and volatility of prices.

During the fourth quarter of 1996, gross natural gas production in Thailand is expected to increase by 35 percent to an average of approximately 990 mmcfd. Gross natural gas production for the first nine months averaged 735 mmcfd. Associated condensate is expected to average about 32,500 barrels per day during the fourth quarter compared to 26,482 barrels per day for the first nine months. The increased production was in response to Petroleum Authority of Thailand's
(PTT) requirement for additional gas to meet customer demand. In order to continue to respond to increased demand, the company expects average gross production to be at or above one billion cubic feet per day by the second quarter of 1997 when PTT's second offshore pipeline and related onshore pipelines and processing facilities are fully operational. Unocal has a 65 percent average net interest in the nine fields it operates in the Gulf of Thailand. On November 11, 1996, the company announced the outcome of 11 successful wells drilled in the Gulf of Thailand, which resulted in the discovery of one new field and extensions and/or delineations of five existing fields.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The company's subsidiary, Unocal Yangtze, Ltd., joined an equity joint venture that plans to construct and operate a liquefied petroleum gas (LPG) terminal in the People's Republic of China. The terminal construction is expected to be completed by December 1997, with LPG available for delivery to customers by January 1998. The initial planned annual throughput capacity for the terminal is 500,000 metric tons. The company has a 30 percent interest in thejoint venture.

On November 12, 1996, the company entered into an agreement to sell 80 percent of the stock of its wholly owned subsidiary, NEC Acquisition Company (NEC), for a sales price of $28 million. The company's after-tax loss is expected to be approximately $57 million. NEC has a 25 percent interest in The Geysers geothermal operations located in Northern California. It is contemplated that the sale will be effective on November 30, 1996.

On October 29, 1996, the company announced its intention to establish 76 Products Company as a wholly owned subsidiary and transfer its West Coast downstream refining, marketing and transportation assets to the subsidiary by the end of 1996.

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

(1) In Citizens for a Better Environment, et al. v. Union Oil Company of California (No. C94-0712, U.S.D.C., N.D. California) regarding allegations of NPDES violations from selenium discharges, the Ninth Circuit Court of Appeals denied the request for a rehearing en banc. The company is now evaluating whether to file a Petition for Writ of Certiorari with the U. S. Supreme Court.

(2) In People v. Union Oil Company of California, Superior Court of San Luis Obispo County (Civil No. 75194), trial settings have been vacated on motion of the California Attorney General. The next status conference is scheduled for November 15, 1996.

(3) The company has been served with a lawsuit which is purportedly brought by unidentified representatives on behalf of an alleged class of plaintiffs consisting of all residents of the Tenasserim region of Myanmar who are affected by the defendants' alleged acts of mistreatment and forced labor, and by a California resident, Louisa Benson, who claims that the defendants have engaged in unfair business practices (John Doe, et al. and Louisa Benson v. Unocal Corp., et al., U.S.D.C, C.D. Calif., Civil No 96-6959-LGB, filed October 3, 1996). Defendants include Total S.A., Myanma Oil and Gas Enterprise, the State Law and Order Restoration Council (SLORC), John Imle and Roger C. Beach.

      Plaintiffs' claims are based on the company's joint-venture activities in Myanmar for the exploration and production of natural gas in the Andaman Sea and shipment of that gas to Thailand through a pipeline crossing Myanmar (the Yadana Project). The complaint contains numerous counts and alleged violations of several U.S. and California laws and U.S. treaties. Plaintiffs seek compensatory and punitive damages on behalf of the purported class, and Louisa Benson seeks disgorgement of profits. Injunctive and declaratory relief is also requested to direct defendants to cease payments to SLORC and to cease participation in the Yadana Project.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

3 Bylaws of Unocal Corporation, as amended September 30, 1996, and currently in effect.

11 Unocal Corporation statement regarding computation of earnings per common share for the three months ended September 30, 1996 and 1995 and for the nine-month periods ended September 30, 1996 and 1995.

12.1 Unocal Corporation statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 1996 and 1995.

12.2 Unocal Corporation statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1996 and 1995.

12.3 Union Oil Company of California statement regarding computation of ratio of earnings to fixed charges for the nine months ended September 30, 1996 and 1995.

27 Financial data schedule for the quarter ended September 30, 1996 (included only in the copy of this report filed electronically with the Commission).

99 Bylaws of Union Oil Company of California, as amended September 30, 1996, and currently in effect.

     (b)  Reports on Form 8-K

          During the third quarter of 1996:

     1. Current Report on Form 8-K dated and filed July 25, 1996, for the purpose of reporting, under Item 5, Unocal's second quarter and first six months 1996 earnings.

     2. Current Report on Form 8-K dated and filed September 3, 1996, for the purpose of reporting, under Item 5, the exchange and conversion ratios for the new 6-1/4 percent Trust Convertible Preferred Securities of Unocal Capital Trust offered by Unocal in exchange for all of the outstanding shares of its $3.50 Convertible Preferred Stock.

     3. Current Report on Form 8-K dated and filed September 6, 1996, for the purpose of reporting, under Item 5, the acceptance by Unocal of all shares of its $3.50 Convertible Preferred Stock tendered in its exchange offer.

     4. Current Report on Form 8-K dated and filed September 11, 1996, for the purpose of reporting, under Item 5, the completion of Unocal's exchange offer and its call for redemption of the remaining shares of its $3.50 Convertible Preferred Stock.

          During the fourth quarter of 1996 to the date hereof:

     1. Current Report on Form 8-K dated and filed October 23, 1996, for the purpose of reporting, under Item 5, Unocal's third quarter and first nine months 1996 earnings.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     UNOCAL CORPORATION
                                                       (Registrant)


Dated:  November 13, 1996                    By:   /s/ CHARLES S. MCDOWELL
                                                   -----------------------
                                                  Charles S. McDowell
                                                  Vice President and Comptroller
                                                  (Duly Authorized Officer and
                                                  Principal Accounting Officer)