Form 10-K
period 1996-12-31
UNOCAL CORP
filed 1997-03-31
CIK 716039

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K

         X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----
              SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996
                                        -----------------

                         Commission file number 1-8483
                              UNOCAL CORPORATION
            (Exact name of registrant as specified in its charter)

          DELAWARE                                    95-3825062
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

2141 ROSECRANS AVENUE, SUITE 4000, EL SEGUNDO, CALIFORNIA           90245
       (Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (310) 726-7600

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on which registered
      -------------------            -----------------------------------------
Common Stock, par value $1.00 per share    New York Stock Exchange
                                           Pacific Exchange
                                           Chicago Stock Exchange
Preferred Stock Purchase Rights            New York Stock Exchange
                                           Pacific Exchange
                                           Chicago Stock Exchange

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997 (based upon the average of the high and low prices of these shares reported in the New York Stock Exchange Composite Transactions listing for that date) was $9,785 million.

     Shares of Common Stock outstanding as of March 17, 1997:  250,086,778

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or about April 21, 1997) are incorporated by reference into Part III.

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

  Unocal explores for, develops, produces and markets crude oil and natural gas resources around the world. The company's largest operations are in the Gulf Coast region of the United States and in Southeast Asia. In addition, Unocal is the world's leading geothermal energy producer and manufactures and markets nitrogen-based fertilizers, petroleum coke, graphites, solvents and specialty minerals.


STRATEGIC FOCUS

  Today's global energy environment has changed dramatically. In response to this changing environment, Unocal is moving aggressively to implement a growth strategy that will ensure its participation in new global energy opportunities. To help realize these new opportunities, the company established a second corporate office in Kuala Lumpur, Malaysia. This office will focus on building high-level business relationships and opportunities.

  The company will continue to build on its basic strengths of an established presence and solid business relationships in Asia, an international reputation for technical competence and innovation and a proven record as an efficient, low cost project operator. During 1996, the company built on its operational strengths by selling assets that had historically low returns and by increasing capital spending in international areas in which the company has a strong competitive position.

  In April 1996, the company completed the sale of nearly all of its crude oil and natural gas producing properties in California. Proceeds of $472 million from the sale were used primarily to reduce debt. In December 1996, the company signed a definitive agreement with Tosco Corporation for the sale of substantially all of its West Coast petroleum refining, marketing and transportation assets. The sale is valued at approximately $2 billion.
Proceeds from the sale are expected to be used to reduce debt, repurchase common stock and fund potentially higher return projects overseas. For additional information on the sale, see Management's Discussion and Analysis under Item 7 and Note 3 to the Consolidated Financial Statements under Item 8. The company also signed a letter of intent in December 1996 to restructure The UNO-VEN Company, a refining and marketing partnership in the Midwest, of which it owns 50 percent. Under the terms of the proposed agreement, the refining and marketing assets of UNO-VEN, together with substantially all of its non-environmental liabilities, would be distributed to an affiliate of the partner. UNO-VEN, which would become wholly owned indirectly by Unocal, would realize approximately $250 million. The company's involvement in the petroleum refining and marketing business would essentially end with the sale of the West Coast refining, marketing and transportation assets and restructuring of UNO-VEN.

  During 1996, the company continued to focus on international oil and gas operations and infrastructure project development. The company is aggressively pursuing opportunities in areas that have recently opened up due to a changing global energy environment. Political barriers are falling and, as a result, access to known energy resources has greatly expanded. Also contributing to this improved energy environment are growing cooperation and interdependence between energy suppliers and users. These changes have created new growth opportunities, and the company's goal is to participate in those opportunities
which offer the greatest potential.   In keeping with this strategic focus, the
company's estimated 1997 capital expenditures for foreign oil and gas exploration and production are 44 percent above the 1996 level.

OPERATIONAL AUTONOMY

  To improve Unocal's competitiveness, the company organized its operating groups into business units with greater autonomy.

  In August 1996, the company formed the Spirit Energy 76 business unit (Spirit Energy). Spirit Energy will focus on growth in the contiguous United States by maximizing efficiencies and lowering costs of existing operations. In addition, the new unit will invest in higher return projects and expects to increase the overall return on the company's domestic oil and gas assets. Spirit Energy will focus primarily in the Gulf of Mexico region, where the company has significant natural gas operations with excellent growth opportunities.

  During 1996, the company organized the New Ventures group into teams of professionals from various disciplines that are pursuing potentially high-return energy projects in Asia and Latin America. The focus of these teams is to identify and capture new market-to-resource and value-added opportunities. The new opportunities include exploration in known resource areas and key infrastructure projects such as pipelines, power plants and fertilizer plants.

  The company also created a new International Operations group that will focus on overseas oil, gas and geothermal projects and smooth the transition of the New Ventures group's projects into operations.

  In addition, the company merged the Alaska oil and gas operations with the Agricultural Products business unit. Natural gas from the company's South Alaska operations is the feedstock for the agricultural products plants in Kenai. The merger is expected to strengthen the long-term value of the company's Alaska operations by improving operating efficiencies and providing greater coordination between the natural gas operations and ammonia/urea manufacturing.

 During 1997, the company organized into the following reporting segments:

 . EXPLORATION AND PRODUCTION
       United States
         Spirit Energy 76
         Other
       International
 . GEOTHERMAL OPERATIONS
 . DIVERSIFIED BUSINESS GROUP
       Agricultural Products
       Carbon and Minerals
       Pipelines
 . CORPORATE AND UNALLOCATED
       New Ventures Group
       Other

  For detailed analysis of the company's results of operations and financial condition, see Management's Discussion and Analysis under Item 7 beginning on page 19 of this report.

SEGMENT AND GEOGRAPHIC INFORMATION

  Financial information relating to the company's business segments, geographic areas of operations, and sales revenues by classes of products is presented under Note 26 to the Consolidated Financial Statements and Selected Financial Data on pages 62 and 75, respectively, of this report.

EXPLORATION AND PRODUCTION

  Information regarding oil and gas financial data and oil and gas reserve data and the related present value of future net cash flows from oil and gas operations is presented on pages 67 through 73 of this report. During 1996, certain estimates of underground oil and gas reserves were filed with the Department of Energy under the name of Union Oil. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission.

WORLDWIDE OIL AND GAS ACTIVITIES

  Unocal conducts exploration, production and development activities, including low-risk exploration within producing areas, with major operations in the United States, Thailand, Indonesia and Canada. At December 31, 1996, exploration and production operations accounted for approximately 62 percent of Unocal's assets from continuing operations, and of this, operations in the United States make up 60 percent of the asset base. Unocal's future growth will focus principally in the foreign sector, with concentration in the Far East and Central Asia. In addition, growth opportunities in the United States will focus primarily in the Gulf of Mexico.



Worldwide                                                 1996            1995            1994
----------------------------------------------------------------------------------------------
Net proved reserves at year end: (a)
        Crude oil and condensate - million barrels          513             667             697
        Natural gas - billion cubic feet                  6,795           6,765           6,911
Net daily production: (a)
        Crude oil and condensate - thousand barrels         207             240             260
        Natural gas - million cubic feet                  1,812           1,765           1,766
        Natural gas liquids - thousand barrels               20              21              22
Natural gas sales to public - million cubic feet daily    1,596           1,513           1,529
---------------------------------------------------------------------------------------------

(a) Includes foreign production sharing agreements on a gross basis (see Foreign Reserve/Production table on page 6 for host country share information). Natural gas is reported on a wet-gas basis; production excludes gas consumed on lease.

  The decrease in worldwide crude oil production was mainly due to the sale of California properties and natural production declines. Worldwide natural gas production increased during 1996, primarily due to increased development of fields in Thailand, Indonesia and in the Gulf of Mexico.

  Higher crude oil prices in 1996 resulted in increased expenses for crude oil and product purchases as compared to 1995. This was partially offset by decreased operating expenses in California as a result of the sale of oil and gas producing properties. During 1996, total operating expense increased partially due to new gas production in Thailand and the Gulf of Mexico. The company's continuing efforts to increase production and decrease operating costs resulted in decreased 1996 average production costs per barrel of oil equivalent to $2.73, down from $2.94 and $3.00 for 1995 and 1994, respectively.

  Unocal pursues exploration opportunities and business development projects to help sustain the long-term growth of the company. The company's exploration program remains primarily focused on low-risk market-to-resource and value-added opportunities.

UNITED STATES

EXPLORATION

  After several years of focusing on exploration opportunities in and around producing fields and increasing domestic production from existing reserves, Spirit Energy is planning to expand its domestic operations. Spirit Energy will focus exclusively on opportunities in the contiguous United States, primarily the Gulf of Mexico region. Spirit Energy will continue its exploration efforts near established fields, but will also renew its emphasis on new field wildcat drilling. In 1997, Spirit Energy expects to participate in 16 onshore and 28 offshore exploratory wells, including 15 new wildcat wells in the transition zone and deep water areas in the Gulf of Mexico.

  The company holds approximately 893,000 net acres of unproved lands in the United States. Most of the prospective lands are located in Alaska, Louisiana and Texas. Unproved acreage in federal offshore exploration and production areas is included in the contiguous states.

  In March 1997, Spirit Energy was high bidder for interests in 55 deep-water and 18 continental shelf blocks in the Gulf of Mexico. The company expects exploration activity to begin as soon as the new blocks are awarded, and drilling in some prospects could begin in early 1998. The company has a 100 percent interest on all bids for blocks on the continental shelf and on 36 of the 55 deep-water blocks. The remaining 19 deep-water bids were acquired with partners. The company's interest in these 19 blocks ranges from 50 percent to 75 percent. In addition, the company entered into an agreement in December 1996 with Forcenergy Inc. to further develop the company's leasehold position in the Cook Inlet area of South Alaska. The agreement requires Forcenergy to spend $30 million over a five year period on lease acquisition, development and exploratory drilling on programs generated from the company's prospective inventory. Under the terms of the agreement, the company will contribute existing geologic and geophysical information in return for a 50 percent interest in the results of the efforts.

PRODUCTION

  In 1996, the company realigned its Alaska upstream oil and gas operations with its Alaska Agricultural Products business unit to take advantage of existing synergy. Consolidation of these two operations is also expected to provide overall cost savings through operating efficiencies.

  In the lower 48 states, Spirit Energy will continue its efforts to increase production through the development of established fields. In 1997, the business unit plans to participate in drilling 88 new development wells, including 30 offshore wells.

  The company holds approximately 709,000 net acres of proved lands in 19 states. Most of these lands are located in Texas, Louisiana, Alaska, Oklahoma, and New Mexico. Proved acreage in federal offshore exploration and production areas is included in the contiguous states.

  Unocal's 1996 domestic crude oil production came principally from fields in Alaska (38%), Texas (24%) and Louisiana (25%). Various other states contributed the remaining amount (13%). Domestic natural gas production in 1996 was primarily from offshore and onshore fields in Louisiana (45%), Texas (27%) and Alaska (14%). Various other states contributed the remainder (14%).

  Unocal has various ownership interests in 18 natural gas processing plants located near major gas fields in the United States. The company operates nine of these plants and has full ownership in two. Fifteen of the 18 plants were active in 1996.



United States                                                   1996            1995            1994
----------------------------------------------------------------------------------------------------
Net proved reserves at year end:
        Crude oil and condensate - million barrels             236             387             419
        Natural gas - billion cubic feet (a)                 2,575           3,261           3,580
Net daily production:
        Crude oil and condensate - thousand barrels             96             125             137
        Natural gas - million cubic feet (a)                 1,075           1,103           1,095
        Natural gas liquids - thousand barrels                  14              16              16
Natural gas sales to public - million cubic feet daily         891             882             873
----------------------------------------------------------------------------------------------------

(a) Natural gas is reported on a wet-gas basis; production excludes gas consumed on lease.

  The decrease in crude oil and condensate production reflects the sale of the California oil and gas producing properties and natural production declines.
The company expects oil production to further decline in 1997 due to the full year effect of the California oil and gas producing properties sale, which was completed in April 1996. Domestic natural gas production in 1997 is expected to remain at or slightly above the 1996 level, with most of the company's production coming from the Louisiana/Gulf Coast area. Production increases in the Gulf of Mexico have virtually offset diminished gas production due to the divestment of the California oil and gas properties.

  Most of the company's crude oil production in the United States is sold to third parties. A substantial portion of the natural gas produced domestically is sold to third parties under contracts having terms of less than two years. The company believes that it has sufficient production capacity in the U.S. to meet the contracted deliveries. Another significant portion of the domestic gas production is sold to third parties in the spot market. The remainder is primarily used in the company's agricultural products manufacturing operations or as fuel in its oil and gas operations.

FOREIGN

EXPLORATION

  Unocal pursues oil and gas exploration and development opportunities around the world. Major areas of interest currently include Thailand, Indonesia, Myanmar and Azerbaijan. Unocal is also pursuing oil and gas exploration and development opportunities in Bangladesh, China, Pakistan, Turkmenistan and Vietnam.

  THAILAND. Thailand's increasing demand for electrical power from natural gas-fired power generating plants is expected to provide a steady market for natural gas for the next 10 to 15 years. The company intends to capitalize on this demand by intensifying its oil and gas exploration projects. In October 1996, a Unocal-led consortium launched a six-year exploration program on two blocks offshore Thailand in the deep-water section of the Andaman Sea. Seismic work has begun in anticipation of drilling two exploratory wells in late 1997.

  In November 1996, the company discovered the Plamuk natural gas field in the Gulf of Thailand. Further work is planned on the field in 1997 to confirm its size and finalize its development schedule. This exploration program also confirmed extensions to several existing fields in the area and proved the commerciality of the Pladang field.

  INDONESIA. The application of innovative exploration techniques has allowed the company to continue its successful exploration activities in Indonesia. In 1996, the company drilled 20 exploration and delineation wells using the new Saturation Exploration (SX) "slimhole" well technology. This drilling technique enabled the company to decrease its average drilling costs per well in Indonesia by approximately 70 percent.

  Plans call for the drilling of 30 exploration wells offshore East Kalimantan in 1997, including deep-water and transition zone plays. These wells are part of a 2-1/2 year exploration program that may eventually include more than 70 possible wells. New 3-D seismic and low-cost exploration will continue to create opportunities to enhance the company's reserve base in this region.

  MYANMAR. Progress continues on the Yadana natural gas field offshore Myanmar. Production from this natural gas project should begin by mid-1998. When fully developed, estimated gross production is expected to reach 650 million cubic feet of natural gas per day in late 1999 or early 2000. Construction of the onshore section of the Myanmar to Thailand natural gas pipeline is currently underway. Once completed, the Yadana field production will be shipped by pipeline to an electric power plant southwest of Bangkok, Thailand. Unocal has a 28.26 percent working interest in the Yadana field.

  In March 1996, the company and its partners discovered two potentially significant new gas fields near the Yadana field. Further studies are underway to prove the commerciality of the new discoveries. These fields could be produced through the Yadana platform complex currently under construction. In January 1997, the company signed an agreement with Myanmar's state-owned oil and gas enterprise for exploration of two new blocks in the Andaman Sea. Seismic work is scheduled for mid-1997.

  AZERBAIJAN. Unocal is a member in two international consortia participating in the development of Caspian Sea oil fields, offshore Azerbaijan. The Azerbaijan International Operating Company (AIOC) is currently developing the Azeri, Chirang and Gunashli oil fields. The company has a 10 percent interest in AIOC. Initial production is scheduled in late 1997 or early 1998. In December 1996, the company signed a production-sharing agreement with the State Oil Company of the Azerbaijan Republic to develop the Ashrafi and Dan Ulduzu oil fields also in the Caspian Sea, offshore Azerbaijan. First production from these fields is expected in 2003. The company has a 25-1/2 percent working interest in the prospect. Many challenges still lie ahead as the consortia must resolve issues related to proposed pipeline routes and the construction of oil export pipelines and facilities.

PRODUCTION

  Unocal has oil and gas production in six foreign countries: Thailand, Indonesia, Canada, The Netherlands, United Kingdom and Zaire. Unocal is the operator in each of these countries, except Zaire. The company sells most of its foreign natural gas production to third parties under long-term contracts. The crude oil and condensate produced overseas are primarily sold at spot market prices to third parties.



Foreign                                                                                    1996            1995            1994
-------------------------------------------------------------------------------------------------------------------------------
Net proved reserves at year end: (a)
        Crude oil and condensate - million barrels                                        277             280             278
        Natural gas - billion cubic feet                                                4,220           3,504           3,331
Net daily production: (b)
        Crude oil and condensate - thousand barrels                                       111             115             123
        Natural gas - million cubic feet                                                  737             662             671
        Natural gas liquids - thousand barrels                                              6               5               6
Natural gas sales to public - million cubic feet daily                                    705             631             656
-------------------------------------------------------------------------------------------------------------------------------

(a)  Includes host countries' shares under certain production sharing contracts of:
        Crude oil and condensate - million barrels                                         70              71              69
        Natural gas - billion cubic feet                                                  530             457             386

Natural gas is reported on a wet basis.

(b)  Includes host country share in Indonesia of:
        Crude oil and condensate - thousand barrels                                        28              30              30
        Natural gas - million cubic feet                                                   27              22              26

Natural gas is reported on a wet basis; production excludes gas consumed on lease.  Host country share of  natural gas liquids production is insignificant.

  THAILAND. At the time production began at Unocal's Erawan field in 1981, Thailand was importing about 95 percent of its commercial energy resources. In 1996, the company's natural gas production supported approximately 30 percent of Thailand's electricity generation and satisfied approximately 20 percent of its total energy requirements. Once the construction of additional onshore processing facilities is completed in the second quarter of 1997, the company expects gross production from the nine fields it currently operates in the Gulf of Thailand to reach one billion cubic feet (bcf) of natural gas per day.

  In 1996, gross natural gas production averaged approximately 789 million cubic feet (mmcf) per day (509 mmcf net) compared with approximately 720 mmcf per day (466 mmcf net) in 1995. Production increases were primarily attributable to the Satun, Platong, Jakrawan and Gomin fields. Development of the new Pailin natural gas field continues as four wells, completed in January and February 1997, showed net gas pay and confirmed the future locations for two production platforms. Five additional wells are planned for the remainder of 1997 in the Pailin field. In 1996, the company signed a 30-year natural gas purchase agreement with the state-run Petroleum Authority of Thailand (PTT) for sales of Pailin field production. Initial production from the Pailin field is expected to be nearly 165 mmcf per day in 1999 rising to approximately 330 mmcf per day by 2001 once the reserves are fully delineated. Unocal has a 35 percent working interest in this field. In November 1996, the company discovered the Plamuk field, a new natural gas field also in the Gulf of Thailand. Further work is planned for this field in 1997 to confirm its size and delineation schedule.

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

  INDONESIA. The company signed its first production sharing contract with Indonesia in 1968, and has been operating there ever since. In 1996, Unocal operated nine producing oil and gas fields offshore East Kalimantan with daily gross production of almost 90,000 barrels (bbls) of oil and 255 mmcf of gas per day compared with 68,000 bbls of oil per day and 179 mmcf of gas per day in 1995. In 1996, production began from the new Seguni oil field, offshore East Kalimantan. Initial gross production averaged about 3,900 bbls per day from five completions during 1996. The company is continuing its development of
existing oil and gas fields in Indonesia.   In 1996, horizontal development
drilling in the Attaka oil field has deferred natural production declines and stabilized field output at nearly 46,000 gross bbls per day. A total of 14 horizontal wells were drilled in the Attaka and Serang oil fields in 1996. The company plans to drill approximately 16 additional horizontal wells in these fields in 1997.

  Development of newly discovered oil and gas fields is also progressing. In 1997, the company plans to begin production from the Santan oil and gas field. Natural gas production of 40 mmcf per day and oil production of 1,500 bbls per day is expected once the field is fully delineated and the reserves are stabilized in early 1998. In addition, first production for the Peciko field is expected in 1999. The company has a 100% working interest in the Santan and Peciko fields.

  CANADA. Net crude oil production averaged 13,400 barrels per day in 1996, down from 13,900 barrels per day in 1995. The decrease was due to natural production declines in mature fields. Partially offsetting these declines was increased production at the Southwest Saskatchewan field due to a horizontal drilling program initiated in 1996.

  As part of Unocal Canada's plans to maximize its 94 percent working interest ownership of the Aitken Creek natural gas storage facility in Northern British Columbia, the company is planning multiple seismic programs over seven exploration blocks in the Southern Northwest Territories in 1997. In addition, three exploration wells are also planned for these blocks during the year.

  NETHERLANDS. Daily gross production from the company's five offshore fields averaged nearly 11,000 bbls of oil per day in 1996, down approximately 3,000 bbls per day from 1995. Unocal holds an 80 percent working interest in all five fields. Gross natural gas production from the L-11 and Halfweg offshore gas fields averaged 58 mmcf per day in 1996, up from 39 mmcf per day in 1995.
Unocal holds a 48 percent working interest in the L-11 gas field and a 46 percent working interest in the Halfweg gas field.

  The company is planning an exploration well for late 1997 to test a gas prospect in the Q/1 block. This block appears to have geological structures comparable to those in the company's Halfweg gas field.

  UNITED KINGDOM. Gross production from the Heather field averaged approximately 6,300 bbls of oil per day in 1996, down 100 bbls of oil per day from a year ago. The company expects to abandon the field within the next few years as it is approaching the end of its economic life. Unocal holds a 31.25 percent working interest in this field.

  ZAIRE. Gross production from five fields averaged nearly 21,800 barrels of oil per day in 1996, compared with 19,600 barrels per day in 1995. Production increases are the result of the completion of five additional development wells in new fault blocks during 1996. Unocal has a 17.7 percent working interest in these fields.

  The changing political climates and relationships between international oil companies and host governments in the foregoing countries and other parts of the world, including changes in posted or tax-reference prices for crude oil, increases in tax rates (sometimes retroactive) and demands for increased participation in the ownership of operations, could lead to changes in the status of Unocal's exploration and production activities in these and other foreign countries during the coming years.

                                      As of December 31, 1996
                                       (thousands of acres)
                     ------------------------------------------------------------
                          Proved Acreage                  Prospective Acreage
                     ------------------------        ----------------------------
                      Gross            Net             Gross              Net
                     --------        --------        ----------        ----------
United States         1,010             709             1,096               893
Far East                453             265            25,187            11,929
Other Foreign           267             150            11,307             5,418
                     ------          ------          --------          --------
   Total              1,730           1,124            37,590            18,240
                     ======          ======          ========           =======


Producible Oil and Gas Wells               As of December 31, 1996
                                     Oil                             Gas
                           ------------------------        ------------------------
                            Gross            Net            Gross            Net
                           --------        --------        --------        --------
United States               3,298           1,847           1,701             822
Far East                      235             166             389             287
Other Foreign               1,146             457             112              61
                           ------          ------          ------          ------
   Total                    4,679           2,470           2,202           1,170
                           ======          ======          ======          ======

The company had 195 gross and 136 net producible wells with multiple completions.


Drilling in Progress                            As of December 31, 1996
                                                   Oil and Gas Wells
                                                ------------------------
                                                 Gross             Net
                                                --------        --------
United States                                       14               6
Far East                                            56              35
Other Foreign                                        5               2
                                                --------        --------
   Total                                            75              43
                                                 =======         =======

The company had one waterflood project in process at December 31, 1996.



Net Oil and Gas Wells Completed and Dry Holes

                              Productive                      Dry
                      --------------------------  ---------------------------
                        1996     1995     1994      1996     1995      1994
                      -------- -------- --------  -------- --------  --------
Exploratory
   United States        13       15        7        11       11        10
   Far East             15        7        9        14        7         3
   Other Foreign         2        3        4         5        5         6
                       ---      ---      ---       ---      ---       ---
         Total          30       25       20        30       23        19
                       ===      ===      ===       ===      ===       ===

Development
   United States        76      113      137         4        5         2
   Far East             90       38       50         -        -         4
   Other Foreign        26       32       19         2        1         4
                       ---      ---      ---       ---      ---       ---
         Total         192      183      206         6        6        10
                       ===      ===      ===       ===      ===       ===

REFINING, MARKETING AND TRANSPORTATION - 76 PRODUCTS

  In December 1996, the company signed a definitive agreement with Tosco Corporation for the sale of virtually all of its West Coast petroleum refining, marketing and transportation assets. The sale is valued at approximately $2 billion. The results of operations and assets of this segment have been classified as discontinued operations. For additional information see Management's Discussion and Analysis under Item 7 on page 24 and Note 3 to the Consolidated Financial Statements under Item 8 on page 44.

  The company's decision to sell the refining, marketing and transportation assets was based on its strategic focus of selling assets that have historically low returns. The sale of these assets will enable the company to shift capital spending to higher return projects.

GEOTHERMAL OPERATIONS

  This business segment explores for and produces and sells geothermal resources used to generate electricity. Unocal is the world's largest supplier of geothermal energy for power generation, with major operations in California, the Philippines and Indonesia. The production of geothermal resources for power generation has been a core business for Unocal for a quarter of a century. Unocal holds over 100 geothermal patents primarily in the United States and the Philippines. The company currently supplies geothermal energy for about 1,890 megawatts of installed generating capacity worldwide.

  In Indonesia, at the Salak field on the island of Java, the company supplies steam to two 55-megawatt power plants owned by PLN, Indonesia's state-owned electrical corporation. During 1997, the company expects to begin supplying steam to four additional 55-megawatt power plants. PLN is building and will operate one of the four 55-megawatt power plants. A 50 percent owned affiliate is building and will operate the remaining three power plants. By year-end 1997, the Salak project is expected to generate a combined capacity of 330-megawatts (100 million barrels of oil equivalent over a project life of 30 years).

  During 1995, the company drilled a discovery well in the Sarulla contract area on the Indonesian island of Sumatra. Subsequent drilling and testing during 1996 have confirmed a resource capable of generating 80-megawatts of electric power. The company previously negotiated a power sales agreement allowing for the development of up to 1,000-megawatts of generating capacity in the Sarulla contract area. The first Sarulla power plant is expected to begin operation in 1999. The company is actively pursuing commercialization of this project.

  During 1996, a contract dispute arose between the company's subsidiary, Philippine Geothermal Inc. (PGI), and the National Power Corporation (Napocor) of the Philippines. Under a service agreement, PGI operates the Tiwi and Mak-Ban steam fields on Luzon. The service agreement, originally signed in 1971, provided for a 25-year term with a 25-year renewal option. Napocor has raised a constitutional challenge to PGI's unilateral right to renew the contract for another 25 years. On September 30, 1996, Napocor and PGI entered into a provisional agreement. PGI will continue to operate the fields under the same terms and conditions of the original agreement except for the service fee payment. The provisional agreement requires 60 percent of the service fee to be escrowed until the dispute is resolved. The provisional agreement expires June 30, 1997. The parties are currently negotiating a resolution to the dispute.

 The company's geothermal reserves and operating data are summarized below:

                                                      1996              1995              1994
----------------------------------------------------------------------------------------------
Net proved geothermal reserves at year end:
   billion kilowatt-hours                            155               144               143
   million equivalent oil barrels                    232               216               215
Net daily production
   million kilowatt-hours                             18                16                21
   thousand equivalent oil barrels                    26                24                31
Net geothermal lands in acres
   proved                                         16,450            20,240            20,240
   prospective                                   383,563           457,380           457,380
Net producible geothermal wells                      208               260               261
----------------------------------------------------------------------------------------------


  During 1996, the company experienced a 12 percent increase in steam generation, primarily at The Geysers in Northern California due to the use of discount pricing and expansion of electrical generation at Mak-Ban in the Philippines.

  The present value of future net cash flows from proved geothermal reserves at year-end 1996 was $544 million. The net future cash flows are based on estimated future revenues less future development and production costs and income taxes. The net present value of $544 million does not include future cash flows for the company's PGl subsidiary due to an unresolved contract dispute as discussed above. Resolution of this dispute will enhance the value. A 10 percent discount factor was used in calculating the present value. Estimated future revenues are based on estimated generation of electricity from proved reserves from existing and new facilities under development, actual prices for geothermal steam pursuant to long-term service and energy sales contracts at year-end and successful resolution of the contract dispute between PGI and Napocor. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax is computed by applying the appropriate year-end statutory tax rates to pre-tax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

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

DIVERSIFIED BUSINESS GROUP

AGRICULTURAL PRODUCTS

  The Agricultural Products business unit manufactures and markets nitrogen-based products for wholesale agricultural and industrial markets supplying the western United States and the Pacific Rim.

  Agricultural Products' largest fertilizer manufacturing facility, located in Kenai, Alaska, produces ammonia and urea for agricultural applications using natural gas as feedstock and sells a portion of this production abroad for industrial uses. During 1996, the company merged the Alaska oil and gas operations with the Agricultural Products business unit. Natural gas from the company's South Alaska operations is the feedstock for the Kenai facilities. The merger will strengthen the long-term value of the company's Alaska operations by improving operating efficiencies and will provide greater coordination between the natural gas operations and ammonia/urea manufacturing. Agricultural Products is also involved in the manufacturing of nitrogen-based products through its terminal facilities located in the Western United States and the upgrading of nitrogen-based products through its upgrading plants located in Kennewick, Washington and West Sacramento, California.

CARBON AND MINERALS

  The Carbon and Minerals business unit produces and markets petroleum coke, graphites, solvents and specialty minerals.

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

  Through its wholly owned subsidiary, Poco Graphite, Inc., the company manufactures premium graphite materials for use in electrodes, semiconductors, biomedical products and other advanced technologies. The subsidiary experienced its tenth consecutive year of sales growth.

  Unocal's mineral operations are carried out by Molycorp, Inc. (Molycorp), a wholly owned subsidiary, which mines, processes and markets lanthanides and molybdenum products. It operates a lanthanide mine and mill and a chemical plant at Mountain Pass, California. Lanthanides have a variety of applications in industrial and electronic products, including high-strength magnets, television phosphors, and automobile and refining catalysts. Lanthanide markets have become highly competitive over the past 10 years with the entry of suppliers from China, Japan and Eastern Europe. Molycorp continued to focus its production on cerium, the demand for which is growing for use in automobile catalytic converters, polishing powders and glass to help filter ultraviolet radiation.

  Molycorp, in response to increased molybdenum demand and prices, resumed operations in late 1996 at its molybdenum mine and mill in Questa, New Mexico. After being idle for approximately five years, this mine is expected to produce about 14 million pounds of molybdenum per year when it reaches full production in 1997.

Molybdenum is used in the production of stainless and alloy steels, nonferrous alloys, pigments, lubricants and catalysts.

  Molycorp also owns an approximate 45 percent interest in Companhia Brasileira de Metalurgia e Mineracao, a Brazilian company which is the world's largest niobium producer. Niobium is used as a hardening agent in steel.

PIPELINES

  The Pipelines business unit principally includes the company's equity interests in petroleum pipeline companies and wholly owned pipeline systems throughout the United States, other than California.

  Included in Unocal's pipeline investments is the Colonial Pipeline Company, in which the company holds a 20.75 percent equity interest. The Colonial Pipeline system runs from Texas to New Jersey and transports a significant portion of all petroleum products consumed in its 13-state market area. Also included is the Unocal Pipeline Company, a wholly owned subsidiary of Unocal, which holds a 1.36 percent participation interest in the TransAlaska Pipeline System (TAPS). TAPS transports crude oil from the North Slope of Alaska to the port of Valdez in Alaska. During 1996, the company acquired a 30 percent interest in the Transandean oil pipeline. This pipeline transports crude oil from Argentina to Chile.

  In February 1996, Unocal sold its 15 percent interest in the Platte Pipeline Company, which owns 1,282 miles of crude oil pipeline.

OTHER OPERATIONS

  Unocal, through subsidiaries, owns a 50 percent interest in UNO-VEN, which owns and operates a refinery near Chicago, Illinois, 11 product terminals, two lubricant terminals and a lube oil blending and packaging plant. UNO-VEN has a long-term crude oil supply agreement with a subsidiary of Petroleos de Venezuela, S.A. (PDVSA), which provides 135,000 barrels per day of crude oil as feedstock for the refinery through the year 2009. The purchase prices of the crude oil are tied to refined product prices at the time of delivery. While this arrangement limits UNO-VEN's refining margins, it has provided UNO-VEN with earnings stability. All products produced from its refinery operations are marketed under the "76" trade name. UNO-VEN supplies, directly or through jobbers and marketers, approximately 2,500 service stations. UNO-VEN's wholesale marketing and bulk distribution network consists of 250 terminals.

  UNO-VEN is an Illinois general partnership. The managing general partners, each with a 50 percent interest, are Midwest 76, Inc., a subsidiary of Union Oil, and a subsidiary of PDV America Corp. PDV America Corp. is a wholly owned indirect subsidiary of PDVSA.

  In December 1996, the company signed a letter of intent to restructure the UNO-VEN partnership. Under the terms of the proposed agreement, the refining and marketing assets of UNO-VEN, together with substantially all of its non-environmental liabilities, would be distributed to an affiliate of the partner. UNO-VEN would become 100 percent owned by the company.

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

  In the Agricultural Products business, the key competitive factors for the company's ammonia, urea and fertilizer products are prices, cost and availability of natural gas and other raw materials.

EMPLOYEES

  As of December 31, 1996, Unocal had 11,658 employees compared to 12,509 in 1995. The decrease principally reflects the impact of asset sales and a two-year restructuring program. The number of employees will continue to decrease in 1997 due to the sale of the refining, marketing and transportation assets, which had approximately 3,100 employees at year-end 1996. Of the total Unocal employees at year-end 1996, 2,015 were represented by various labor unions (1,256 employees were from the refining, marketing and transportation segment).

  Collective bargaining agreements covering represented employees at Unocal's refineries and various other facilities were entered into during 1996. Most of these new labor agreements are for three-year terms. See page 75 of this report for information on total payroll and employee benefits costs.

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

ENVIRONMENTAL REGULATION

  Federal, state and local laws and provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection have continued to impact the company's operations. Significant federal legislation applicable to the company's operations includes the following: the Clean Water Act, as amended in 1977; the Clean Air Act, as amended in 1977 and 1990; the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended in 1984; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended in 1986; the Toxic Substances Control Act of 1976, as amended in 1986; and the Oil Pollution Act of 1990. Various state and local governments have adopted or are considering the adoption of similar laws and regulations.

  The California Air Resources Board and the federal government have both adopted new standards for gasoline. The Federal Clean Air Act Amendments of 1990 required the manufacture and sale of reformulated gasoline in areas not meeting specified air quality standards commencing January 1, 1995. These requirements apply to the nine areas which have the worst ozone pollution, including Los Angeles and San Diego. The California Air Resources Board has established stricter standards than those imposed by the federal rules. These standards for reformulated gasoline became effective for fuel production at refineries commencing March 1, 1996 and for retail sales commencing on June 1, 1996. Modifications to the company's refineries to meet these regulatory standards were performed between 1993 and 1995 at a cost of approximately $400 million.

  The company believes it can continue to meet substantially all the requirements of existing environmental laws and regulations. The impact of these laws and regulations upon Unocal will be reduced after the sale of the company's West Coast refining, marketing and transportation assets, although the company will retain certain responsibilities related to environmental laws and regulations that affected the operation of these assets prior to the close of the sale.

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

  For information regarding the company's environment-related capital expenditures, charges to earnings and possible future environmental exposure, see Item 3 - Legal Proceedings below, the Environmental Matters section of Management's Discussion and Analysis under Item 7 of this report and Note 19 to the Consolidated Financial Statements under Item 8 of this report.

ITEM 3 - LEGAL PROCEEDINGS

  There is incorporated by reference the information regarding environmental remediation reserves in Note 18 to the Consolidated Financial Statements on page 55, the discussion thereof in the Environmental Matters section of Management's Discussion and Analysis, on pages 26 through 29, and the information regarding certain legal proceedings and other contingent liabilities in Note 19 to the Consolidated Financial Statements on pages 55 through 57 of this report.

(1)  The matter previously reported and described as People of the State of
                                                     ----------------------
     California v. Unocal Corporation, et al., Superior Court of Ventura County,
     ----------------------------------------
     Civil No. 152925, was settled, and the company paid $26,000 to the County of Ventura on February 17, 1996.

(2) The matter previously reported and described as an administrative compliance order issued by the U.S. Minerals Management Service (MMS) and assessing the company approximately $21 million in royalty fees and interest associated with Federal Energy Regulatory Commission Order No. 94 was settled as part of an overall settlement of several outstanding issues between the company and the MMS.

(3) The matter previously reported and described as a notice of alleged violations from the U.S. Environmental Protection Agency (EPA), Region IX, relating to New Source Performance Standards at the Los Angeles Refinery - Carson Plant was settled without the payment of any penalty.

(4) The matter previously reported and described as an administrative complaint issued by the EPA against the company seeking $252,000 in civil penalties for alleged late filing of certain reports regarding gas processing plant inventories under the Toxic Substances Control Act Inventory Update Rule was settled by the company's agreement to pay $60,000.

(5) The matter previously reported and described as claims made by the District Attorney's office for purported environmental violations involving various underground storage tanks, product lines and monitoring systems for Unocal branded service stations in Santa Barbara County, California, was settled on December 5, 1996. The company paid $108,106 in civil penalties and $19,894 in administrative and investigative costs to the County of Santa Barbara.

(6) Atlantic Richfield Company, Chevron U.S.A., Inc., Exxon Corporation, Mobil Oil Corporation, Shell Oil Products Company and Texaco Refining and Marketing, Inc. have filed a lawsuit against the company in the U.S. District Court for the Central District of California regarding U.S. Letters Patent No. 5,288,393 issued to the company and covering several patent claims for the composition of reformulated gasoline (Atlantic
                                                                 --------
     Richfield Company, et al. v. Unocal Corporation, et al, No. CV-95-2379-RG).
     ------------------------------------------------------
     The plaintiffs allege that the company's patent is invalid and unenforceable, and seek declaratory relief for equitable estoppel and an injunction against enforcement. The company has filed its answer as well as a counterclaim for patent infringement, lost royalties and further injunctive relief. Discovery and pretrial proceedings are continuing. Trial is likely to commence in July 1997.

(7) Between August 22 and September 6, 1994, a chemical known as "Catacarb" was released into the environment at the company's San Francisco refinery near Rodeo, California. Persons in the surrounding area have claimed that they were exposed to the chemical in varying degrees and, as discussed in Note 19 to the Consolidated Financial Statements, have filed over 50 lawsuits alleging that they or their property were adversely affected by the releases.

     Region 9 of the EPA issued an Administrative Complaint proposing penalties of $489,800 for the company's failure to make timely notifications of the Catacarb releases and subsequent hydrogen sulfide releases in September 1994. Settlement of this matter has been completed, subject to delivery of final documentation.

(8)  Citizens for a Better Environment, et al. v. Union Oil Company of
     -----------------------------------------------------------------
     California, No C94-0712, filed in the U.S. District Court for the Northern
     ----------
     District of California, alleges that as of February 28, 1994, the company's San Francisco refinery was in violation of the selenium limit in its National Pollution Discharge Elimination System permit. Unocal denies that any violations have occurred. By a prior Cease and Desist Order, issued after notice and hearing, the permitting agency, the California Regional Water Quality Control Board, deferred to July, 1998, the effective date of the selenium limitation in question. Unocal's motion to dismiss the

     Citizens action was denied by the trial court.  The Ninth Circuit Court of
     --------
     Appeals affirmed the trial court's decision. Unocal's Petition for Writ of Certiorari to the U.S. Supreme Court was denied, and the case will now proceed to a trial in the District Court.

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

(10) In March 1994, a civil suit seeking various forms of penalties, restitution and remediation regarding contamination at the Guadalupe oil field on the central coast of California was filed against the company by the California Attorney General on behalf of the Department of Fish and Game, the Regional Water Quality Control Board and the Department of Toxic Substances Control

     (People v. Union Oil Company of California, Superior Court of San Luis
     ------------------------------------------
     Obispo County, Civil No. 75194). The complaint alleges several categories of violations, namely discharge into marine and state waters, failure to report discharge, destruction of natural resources, failure to warn and exposure to known carcinogens, public nuisance, unauthorized disposal of hazardous waste, and labeling violations for "recycled" diluent material. Injunctive relief and civil penalties are demanded for the various claimed violations as well as prejudgment interest, costs, and reasonable attorney fees. Several related follow-on private actions have been filed, including a purported class action, or threatened, each seeking damages and various other forms of relief similar to those sought by the Attorney General.

(11) On October 23, 1995, the State of Texas and several individuals filed a lawsuit in the District Court of Lee County, Texas (State of Texas, et al.
                                                         ----------------------
     v. Amerada Hess, et al., 21st Judicial District Court, No. 10,652).  The
     ----------------------
     suit was filed by the County Attorney and also as a class action on behalf of all Texas residents. The allegations are that the defendants engaged in a conspiracy to fix "posted prices" for crude oil and also discriminated against the class by purchasing oil "attributable" to the plaintiff class at prices lower than the prices realized from defendants' own production in the same fields. Plaintiffs seek civil penalties, actual and statutory damages, costs and attorneys' fees. The State seeks civil penalties in its sovereign capacity. Other lawsuits containing similar allegations might be filed in other states.

     A similar lawsuit was filed in Cameron Parish, Louisiana, and seeks to recover under paid royalties under the Louisiana Mineral Code. The plaintiff, Cameron Parish School Board, filed the lawsuit on behalf of itself and a class consisting of all entities and persons to whom defendants have underpaid royalties since January 1, 1986, (Cameron Parish
                                                                 --------------
     School Board, et al. v. Texaco, et al., Cameron Parish, Louisiana, 38th JDC
     ---------------------------------------
     #10-14264).

     Another complaint alleging an unreasonable restraint of trade was filed in U.S. District Court for the Southern District of Texas, Houston Division, on April 10, 1996 (The McMahon Foundation, et al. v. Amerada Hess et al.,
                        -----------------------------------------------------
     including Unocal Corporation and Union Oil Company of California, Civil No. H-96-1155). Plaintiffs seek to represent a nationwide class consisting of private owners of royalty and working interests in the United States. They allege that the defendants purchase most of the crude oil produced on private lands in the U.S. and that since October 1986, the defendants have agreed, combined and conspired to set and have paid artificially low prices for crude oil and purchased from leases in which the purported class members own interests. Plaintiffs seek treble damages and attorneys' fees.

(12) On August 12, 1996, the Office of the Attorney General for the State of Illinois announced its intention to seek approximately $2.1 million in civil penalties for Unocal's alleged failure to comply with the State's environmental statute and Air Pollution regulations since January 1992 at the company's Carbon Plant in Lemont, Illinois. The company is presently negotiating with the Attorney General's office.

(13) The company has been served with a lawsuit which is purportedly brought by unidentified representatives on behalf of an alleged class of plaintiffs consisting of all residents of the Tenasserim region of Myanmar allegedly affected by the defendants' alleged acts of mistreatment and forced labor, and by a California resident, Louisa Benson, who claims that the defendants have engaged in unfair business practices. (John Doe, et al. and Louise
                                                  ---------------------------
     Benson v. Unocal Corp., et al., U.S. District Court for the Central
     -----------------------------
     District of California, Civil No. 96-6959-LGB, filed October 3, 1996). Defendants include Total S.A., the Myanma Oil and Gas Enterprise, the State Law and Order Restoration Council (SLORC) of Myanmar, John F. Imle and Roger C. Beach.

     Plaintiffs' claims are based on the company's joint venture activities in Myanmar for the exploration for and production of natural gas in the Andaman Sea and shipment of that gas to Thailand through a pipeline crossing Myanmar (the Yadana project). The complaint contains numerous counts and alleged violations of several U.S. and California laws and U.S. treaties. Plaintiffs seek compensatory and punitive damages on behalf of the purported class, and Louisa Benson seeks disgorgement of profits. Injunctive and declaratory relief is also requested to direct defendants to cease payments to SLORC and to cease participation in the Yadana project.

     The company was also served with a lawsuit making similar claims but without the class action allegations (National Coalition Government of the
                                          -------------------------------------
     Union of Burma, et al. v. Unocal Inc. and the Yadana Natural Gas Project,
     ------------------------------------------------------------------------
     U.S. District Court for the Central District of California, Civil No. 96-6112-RAP, filed September 3, 1996).

(14) On February 9, 1996, Bridas Corporation filed a petition in the District Court of Fort Bend County, Texas, alleging that defendants conspired to and did tortiously interfere with certain agreements and prospective business relations between Bridas and the government of Turkmenistan (Bridas
                                                                  ------
     Corporation v. Unocal Corporation, et al., Case No 94144, 268th Judicial
     ----------------------------------------
     District). Plaintiff alleges that as a result of defendants' conduct, it has lost the ability to timely and reasonably develop, produce, transport, export and sell its interest in the Yashlar area of Turkmenistan, an area that includes the Yashlar field. Plaintiff maintains the Yashlar field has natural gas reserves of 27 trillion cubic feet and that it is entitled to 70 percent of such reserves. Bridas also claims it has lost the opportunity to participate in a Turkmenistan-Pakistan pipeline project. Plaintiff seeks unspecified actual damages as well as punitive damages, plus interest at the highest lawful rate. Defendants attempt to remove the case to the U.S. District Court, Southern District of Texas, was unsuccessful and proceedings are continuing in the Fort Bend County Court, where a trial date has tentatively been set for November 1997.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

EXECUTIVE OFFICERS OF THE REGISTRANT


NAME, AGE AND PRESENT
POSITIONS WITH UNOCAL              BUSINESS EXPERIENCE DURING PAST FIVE YEARS
--------------------------------------------------------------------------------
ROGER C. BEACH, 60              Mr. Beach has been Chairman of the Board since
Chairman of the Board and       1995 and Chief Executive Officer since 1994.  He
 Chief Executive Officer        served as President and Chief Operating Officer
Director since 1988             from 1992 to 1994.  Mr. Beach was President of
Chairman of Management and      the Unocal Refining & Marketing Division from
 Executive Committees           1986 to 1992, and from 1987 to 1992 also served
                                as Senior Vice President of the company.
-------------------------------------------------------------------------------
JOHN F. IMLE, JR., 56           Mr. Imle has been President since 1994.  He is
President                       responsible for corporate strategic planning and
Director since 1988             for all major new ventures and business
Member of Management            development activities worldwide.  From 1992 to
 Committee                      1994, he served as Executive Vice President and
                                President of the Energy Resources Division,
                                which encompassed the company's worldwide oil,
                                gas and geothermal businesses.  Mr. Imle was
                                Senior Vice President from 1988 until his
                                appointment as Executive Vice President.
-------------------------------------------------------------------------------
NEAL E. SCHMALE, 50             Mr. Schmale has been Chief Financial Officer
Chief Financial Officer         since 1994. He served as Senior Vice President
Director since 1991             from 1988 to 1994.  Mr. Schmale was President of
Member of Management            the Petroleum Products & Chemicals Division
 Committee                      (which encompassed refining, marketing,
                                chemicals and minerals operations) from  1992 to
                                1994.  He was President of the Unocal Chemicals
                                & Minerals Division from 1991 to 1992.
-------------------------------------------------------------------------------
LAWRENCE M. HIGBY, 51           Mr. Higby has been a Group Vice President and
Group Vice President and        President of the company's 76 Products Company
 President, 76 Products         business segment since 1994.  From 1992 to 1994,
 Company                        he was Executive Vice President, Marketing, for
                                the Los Angeles Times and Chairman of the Orange
                                County Edition.  In 1991, he was Senior Vice
                                President, Consumer Marketing for the Los
                                Angeles Times and President of the Orange County
                                Edition.  Prior to 1991, he was Senior Vice
                                President for Marketing, Programming and Sales
                                for Times Mirror Cable Television.
-------------------------------------------------------------------------------
JOHN W. SCHANCK, 45             Mr. Schanck has been Group Vice President and
Group Vice President and        President of Spirit Energy 76, the company's
 President, Spirit Energy 76    U.S. Lower 48 oil and gas business unit, since
                                August 1996.  He had been Group Vice President,
                                Oil and Gas Operations, from 1994 to 1996.  From
                                1992  to 1994, he was Vice President, Worldwide
                                Exploration, of the Energy Resources Division.
                                From 1989 through 1991, he was President of
                                Unocal Canada Limited.
-------------------------------------------------------------------------------
L. E. (ED) SCOTT, 54            Mr. Scott has been Group Vice President of the
Group Vice President,           company's Diversified Business Group since 1994.
 Diversified Business Group     From 1990 to 1994, he was Vice President,
                                Petroleum Supply and Transportation.  From 1986
                                to 1990, he served as Vice President, Crude
                                Supply.
-------------------------------------------------------------------------------
CHARLES R. WILLIAMSON, 48       Mr. Williamson has been Group Vice President,
Group Vice President,           International Operations, since August 1996.  He
 International Operations       had been Vice President, Planning and Economics
                                from 1994 to 1995.  He served as Vice President,
                                Technology, from 1992 to 1994 and in various
                                managerial positions prior to 1992.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
DENNIS P.R. CODON, 48           Mr. Codon has been Vice President, General
Vice President, General         Counsel and Chief Legal Officer since 1992.  He
 Counsel and                    was also Corporate Secretary from 1990 to 1996.
Chief Legal Officer             He served as Deputy General Counsel in 1990 and
                                various other positions in the Law Department
                                prior thereto.
-------------------------------------------------------------------------------
CHARLES S. McDOWELL, 55         Mr. McDowell has been a Vice President since
Vice President and              1991 and Comptroller since 1986.
 Comptroller
-------------------------------------------------------------------------------

  The bylaws of the company provide that each executive officer shall hold office until the annual organizational meeting of the Board of Directors held June 2, 1997 and until his successor shall be elected and qualified, unless he shall resign or shall be removed or otherwise disqualified to serve.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                                 1996 Quarters                             1995 Quarters
                                                  ---------------------------------------------------------------------------------
                                                       1st       2nd       3rd       4th         1st       2nd       3rd       4th
-----------------------------------------------------------------------------------------------------------------------------------
Market price per share of common stock
                                           - High   $34      $34-1/2   $ 37-3/8  $ 42-1/8  $ 29-1/8   $30-1/8    $ 30-1/2  $ 29-7/8
                                           -  Low    27-3/4   29-5/8     30-1/2    35-1/2    25-1/4    27-5/8      26-7/8    24-3/4
Cash dividends paid per share of common stock          0.20     0.20       0.20      0.20      0.20      0.20        0.20      0.20
-----------------------------------------------------------------------------------------------------------------------------------

  Prices in the foregoing table are from the New York Stock Exchange Composite Transactions listing. On March 17, 1997, the high price per share was $39-1/2 and the low price per share was $38-7/8.

  Unocal common stock is listed for trading on the New York, Pacific and Chicago Stock Exchanges in the United States, and on the Stock Exchanges of Singapore and Switzerland.

  As of March 17, 1997, the approximate number of holders of record of Unocal common stock was 32,629 and the number of shares outstanding was 250,086,778.

  Unocal's quarterly dividend declared has been $.20 per common share since the third quarter of 1993. The previous quarterly dividend rate was $.175 per share since the third quarter of 1989. The company has paid a quarterly dividend for 81 consecutive years.

 ITEM 6 - SELECTED FINANCIAL DATA - see page 75.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Unocal explores for, develops, produces and markets crude oil and natural gas resources around the world, with its largest operations in the Gulf Coast region of the United States and in Southeast Asia. In addition, Unocal is the world's leading geothermal energy producer and manufactures and markets nitrogen-based fertilizers, petroleum coke, graphites, solvents and specialty minerals.

  The following discussion and analysis of the consolidated results of operations and financial condition of Unocal should be read in conjunction with the historical financial information provided in the Consolidated Financial Statements and accompanying Notes.

CONSOLIDATED RESULTS


Millions of Dollars                                                           1996            1995            1994
------------------------------------------------------------------------------------------------------------------
After-tax earnings from continuing operations
   before cumulative effect of accounting change                            $456            $249            $110
Cumulative effect of accounting change                                        -               -             (277)
                                                                          ----------------------------------------
      After-tax earnings (loss) from continuing operations                  $456            $249           $(167)
Special items:
    Cumulative effect of accounting change                                    -               -             (277)
    Impairment of long-lived assets (SFAS No. 121)                           (46)            (53)             -
    Litigation                                                               (59)            (37)            (41)
    Environmental remediation provisions                                     (64)            (26)           (111)
    Sale of California oil and gas properties                                 65              -               -
    Settlement of Federal leases                                               7              18              -
    Write-downs of assets                                                     -              (12)            (24)
    Asset sales                                                                5              70               7
    Mesa Petroleum settlement                                                 -               -               24
    Other                                                                    (14)              2              (8)
------------------------------------------------------------------------------------------------------------------
   Total special items                                                      (106)            (38)           (430)
------------------------------------------------------------------------------------------------------------------
     After-tax earnings from continuing operations
       excluding special items                                              $562            $287            $263
After-tax earnings (loss) from discontinued operations                      (420)             11              14
Special items:
   Loss on disposal                                                         (491)             -               -
   Other                                                                       5               1             (23)
------------------------------------------------------------------------------------------------------------------
      After-tax earnings from discontinued
         operations excluding special items                                   66              10              37
        Total after-tax earnings from operations excluding special items    $628            $297            $300
------------------------------------------------------------------------------------------------------------------


1996 VS 1995

  During 1996, the company built on its operational strengths by selling assets that had historically low returns and by increasing capital spending in international areas in which the company has a strong competitive position. Unocal completed the sale of its California oil and gas properties and entered into agreements to sell its West Coast refining, marketing and transportation assets. The results of operations for the West Coast refining, marketing and transportation segment are presented as discontinued operations.

  Unocal's 1996 adjusted after-tax earnings from continuing operations reflected higher average sales prices for worldwide crude oil and condensate and for natural gas, increased foreign natural gas production, and increased production and sales volumes for agricultural products. Partially offsetting these positive factors were lower worldwide crude oil production and lower agricultural products sales prices.

1995 VS 1994

  During 1995, adjusted after-tax earnings from continuing operations reflected higher worldwide average crude oil sales prices and higher average sales prices for agricultural products. Partially offsetting these positive factors were lower production for worldwide crude oil and geothermal steam and lower average sales prices for natural gas.

OTHER SPECIAL ITEMS FROM CONTINUING OPERATIONS

   In the preceding table, the Other category of special items from continuing operations for 1996 primarily consisted of a $7 million restructuring provision and a $6 million receivable write down. For 1995, the category included a $34 million benefit from a bankruptcy settlement with Columbia Gas Transmission Corporation, an $18 million charge for a deferred tax adjustment and a $14 million receivable write down. For 1994, the amount consisted primarily of a $15 million restructuring provision and a $9 million benefit related to the lease cancellation on the former Unocal headquarters building in downtown Los Angeles.

REVENUES

   Total revenues from continuing operations were $5.3 billion in 1996, $4.4 billion in 1995 and $4.3 billion in 1994. The increase in 1996 from 1995 was primarily due to higher worldwide crude oil and natural gas sales prices and increased natural gas production and agricultural products sales volumes. The increase in 1995 from 1994 was largely due to higher agricultural products average sales prices and gains on sales of assets.

COSTS AND OTHER DEDUCTIONS (PRETAX)


Millions of Dollars                                                        1996              1995              1994
-------------------------------------------------------------------------------------------------------------------
Costs and other deductions from continuing operations:
Crude oil and product purchases                                        $1,502            $  979            $1,064
Operating expense                                                       1,386             1,302             1,366
Special items:
   Environmental provision                                               (103)              (41)             (179)
   Litigation provision                                                   (93)              (60)              (65)
   Other                                                                  (11)                -                 -
-------------------------------------------------------------------------------------------------------------------
       Crude oil and product purchases and operating expense
           from continuing operatons excluding special items           $2,681            $2,180            $2,186
-------------------------------------------------------------------------------------------------------------------
Selling, administrative and general expense                            $  151            $  151              $194
Special items:
   Other                                                                    -                 -               (24)
-------------------------------------------------------------------------------------------------------------------
     Selling, administrative and general expense from
         continuing operations excluding special items                 $  151            $  151              $170
-------------------------------------------------------------------------------------------------------------------



Millions of Dollars                                       1996            1995            1994
----------------------------------------------------------------------------------------------
Depreciation, depletion and amortization                 $914            $911            $811
Special items:
   Impairment of long-lived assets                        (75)            (87)              -
   Write-downs of assets                                    -             (19)            (38)
----------------------------------------------------------------------------------------------
      Total depreciation, depletion and
           amortization excluding special items          $839            $805            $773
Dry hole costs                                           $139             $61             $84
Interest expense                                         $279            $291            $275
----------------------------------------------------------------------------------------------


  The higher adjusted crude oil and product purchases and operating expense for 1996 were principally due to increased expense for crude oil and product purchases resulting from higher average crude oil prices. Comparing years 1996 and 1995 to 1994, the company's continued cost reduction efforts resulted in an average decrease of 11 percent in selling, administrative and general costs.

   In 1996, dry hole costs were higher primarily due to increased exploratory drilling in the United States. Reduced worldwide exploratory drilling in 1995 resulted in lower dry hole costs.

  During 1996, the company reduced interest expense as a result of paying down debt. The company's interest expense was higher by six percent in 1995 due principally to increased borrowing to fund the 1995 capital program.

EXPLORATION AND PRODUCTION

  This business segment explores for, and produces and markets crude oil, condensate, natural gas and natural gas liquids.


Millions of Dollars                                    1996            1995            1994
-------------------------------------------------------------------------------------------
After-tax earnings                                    $728            $421            $378
Special items:
     Impairment of long-lived assets                   (32)            (53)              -
     Environmental provision                             -               -             (16)
     Sale of California oil and gas properties (a)      65               -               -
     Settlement of Federal leases                        7              18               -
     Write-downs of assets                               -              (8)            (15)
     Asset sales                                        42              35               3
     Columbia gas settlement                             -              34               -
     Other                                              (4)              -               -
-------------------------------------------------------------------------------------------
         Total special items                            78              26             (28)
-------------------------------------------------------------------------------------------
           After-tax earnings excluding special items $650            $395            $406
-------------------------------------------------------------------------------------------

(a)  Net of provision for environmental remediation of $10 million.

   During 1996, this business segment reported a 65 percent increase in adjusted after-tax earnings primarily due to strong worldwide crude oil and natural gas prices, higher foreign natural gas production and increased demand for fuel during the winter months.

1996 VS 1995

   Increases in the average worldwide sales price for crude oil and condensate contributed significantly to improved earnings. The average worldwide sales price for crude oil and condensate increased $3.80 per barrel (or

25 percent) and the average worldwide sales price for natural gas increased $.55 per mcf (or 32 percent) above the 1995 levels.

   In 1996, foreign natural gas production increased 11 percent, principally due to improved production levels in Thailand, Indonesia and the Netherlands. Worldwide crude oil production averaged 206,600 barrels per day compared to 240,400 in 1995. This decrease of 14 percent was primarily due to lower domestic production resulting from the sale of California oil and gas properties and natural production declines.

1995 VS 1994

   During 1995, the company experienced lower worldwide crude oil production and lower average domestic natural gas sales prices. Worldwide crude oil production in 1995 averaged 240,400 barrels per day compared to 259,800 in 1994. The decrease was mainly due to natural production declines and the sale of domestic properties.

GEOTHERMAL OPERATIONS

  This business segment explores for, and produces and sells geothermal resources used to generate electricity.


Millions of Dollars                                       1996            1995            1994
----------------------------------------------------------------------------------------------
After-tax earnings (loss)                                ($55)            $26             $32
Special items:
    Impairment of long-lived assets                       (14)              -               -
   Asset sales                                            (57)              7               -
   Other                                                    2               -               -
----------------------------------------------------------------------------------------------
      Total special items                                 (69)              7               -
----------------------------------------------------------------------------------------------
    After-tax earnings excluding special items            $14             $19             $32
----------------------------------------------------------------------------------------------

1996 VS 1995

   During 1996, the company experienced higher development, exploratory and dry hole expenses principally in Indonesia. In addition, earnings were adversely impacted due to a contract dispute between the Philippine Geothermal, Inc. subsidiary and the Philippine National Power Corporation. Partially offsetting these negative factors were a 12 percent increase in steam generation, primarily due to the use of discount pricing at The Geysers in Northern California and electrical generation expansion at Mak-Ban in the Philippines.

1995 VS 1994

   The decrease in 1995 adjusted after-tax earnings was the result of lower steam production at The Geysers in Northern California and at the Tiwi facilities in the Philippines. The lower production at The Geysers was due to seven months of discretionary curtailments by the public utility company that purchases the steam to generate electricity. The lower production at the Tiwi facilities was due to typhoon damage sustained in 1995. These negative factors were partially offset by increased production and prices for Indonesian operations. The increased production resulted from a full year of supplying steam from the Gunung Salak field to operate two 55-megawatt power generating plants.

DIVERSIFIED BUSINESS GROUP

   The Agricultural Products business unit manufactures and markets nitrogen-based products for wholesale agricultural and industrial markets supplying the western United States and the Pacific Rim. The Carbon and Minerals business unit produces and markets petroleum coke, graphites, solvents and specialty minerals. The Pipelines business unit principally includes the company's equity interests in petroleum pipeline companies. The Other category includes the company's equity interest in The UNO-VEN Company.


Millions of Dollars                                   1996            1995            1994
------------------------------------------------------------------------------------------
After-tax earnings:
   Agricultural Products                              $98             $74             $29
   Carbon and Minerals                                 47              52              42
   Pipelines                                           69              66              56
   Other                                               14               9              14
------------------------------------------------------------------------------------------
   Total                                              228             201             141
Special items:
   Agricultural Products (Asset sales)                  -               4               2
   Carbon and Minerals (Litigation)                    (1)              -               -
   Pipelines (Asset sales)                              9               -               -
------------------------------------------------------------------------------------------
   Total special items                                  8               4               2
------------------------------------------------------------------------------------------
      After-tax earnings excluding special items     $220            $197            $139
------------------------------------------------------------------------------------------

1996 VS 1995

  The Agricultural Products business unit's adjusted after-tax earnings for 1996 were 40 percent higher due to increased sales and production volumes primarily resulting from the startup of the Finley, Washington ammonia plant. In addition, maintenance expenses were lower in 1996 than in 1995. The higher 1995 expenses were the result of the Finley plant start-up and scheduled maintenance at the Kenai, Alaska ammonia plant. Partially offsetting these positive factors were lower sales prices for ammonia and urea.

  During 1996, the Carbon and Minerals business unit's adjusted after-tax earnings decreased principally due to higher mining expenses and lower solvent margins. The increased mining expenses were primarily the result of the start-up of the Questa molybdenum mine.

1995 VS 1994

  In 1995, the Agricultural Products business unit benefited from significant increases in ammonia and urea product sales prices because of higher demand in international markets. This was partially offset by higher raw material and manufacturing costs, due to the start-up expenses associated with the Finley plant, and scheduled maintenance at the Kenai plant.

  In 1995, the Carbon and Minerals business unit benefited from higher petroleum coke and lanthanide earnings.

CORPORATE AND UNALLOCATED

  Corporate expense includes general corporate overhead, the New Ventures group and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest. The New Ventures group pursues foreign business development opportunities. During 1996, the New Ventures group's infrastructure projects included proposed oil and gas pipelines from Turkmenistan to Pakistan, an equity joint venture in Zhangjiagang, China to construct a liquefied petroleum gas terminal, and the acquisition of a 30 percent interest in the Transandean oil pipeline. For 1995 and 1994, the New Ventures group's infrastructure project costs were not significant. The Other category principally includes real estate businesses and miscellaneous expenses associated with assets sold or being phased-out.


Millions of Dollars                                                 1996            1995            1994
--------------------------------------------------------------------------------------------------------
After-tax earnings effect:
Administrative and general expense                                 ($79)           ($84)           ($70)
Net interest expense                                               (175)           (178)           (174)
Environmental and litigation expense                               (143)            (92)           (186)
New Ventures                                                        (23)              -               -
Other                                                               (25)            (45)            (11)
--------------------------------------------------------------------------------------------------------
   Total                                                           (445)           (399)           (441)
Special items:
     Environmental and litigation provisions                       (122)            (63)           (138)
     Tax adjustments (Other)                                          -             (18)              -
     Receivable write-down (Other)                                   (6)            (14)              -
     Write-downs of assets (Other)                                    -              (4)             (9)
     Asset sales (Other)                                             11              24               2
     Mesa settlement (Other)                                          -               -              24
     Restructuring costs (A&G)                                        -               -             (15)
     UOC lease termination (Other)                                    -               -               9
     Miscellaneous (Other)                                           (6)              -               -
--------------------------------------------------------------------------------------------------------
   Total special items                                             (123)            (75)           (127)
--------------------------------------------------------------------------------------------------------
      After-tax earnings effect excluding special items           ($322)          ($324)          ($314)
--------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS

  In December 1996, the company signed a definitive agreement for the sale of substantially all of its West Coast petroleum refining, marketing and transportation assets (discussed on pages 32 through 33). The results of operations and assets of the refining, marketing and transportation segment have been classified as discontinued operations. For summary financial statements and other detailed financial information see Note 3.

FINANCIAL CONDITION


Millions of Dollars                                 1996              1995              1994
--------------------------------------------------------------------------------------------
Current ratio (a)                                   2.0               1.2               1.2
Total debt                                       $3,058            $3,706            $3,466
Convertible preferred securities                 $  522            $    -            $    -
Stockholders' equity                             $2,275            $2,930            $2,815
Capitalization                                   $5,855            $6,636            $6,281
Total debt/capitalization                            52%               56%               55%
Floating-rate debt/total debt                        17%               24%               25%
--------------------------------------------------------------------------------------------
(a)  1996 includes net assets of discontinued operations.


  Cash flow from operating activities, including discontinued operations and working capital and other changes, was $1,684 million in 1996, $1,277 million in 1995 and $1,299 million in 1994. The 1996 amount reflects higher commodity prices and increased natural gas production and agricultural products sales. These benefits were partially offset by increased working capital requirements. Cash flow from operating activities for 1995 included $200 million of proceeds from the sale of trade receivables (see Note 25), $71 million from the Columbia Gas settlement and $34 million for the settlement of Federal leases. These benefits were more than offset by temporary working capital changes. The 1994 operating cash flow reflected decreased working capital requirements and significant income tax refunds received during the year. These benefits were partially offset by lower operational earnings.

   During 1996, the company generated $609 million in pre-tax proceeds from sales of assets. The 1996 amount included $472 million in proceeds from the sale of California oil and gas properties, $28 million from the sale of geothermal assets, and $23 million from the sale of exploration blocks in the North Sea. Proceeds from asset sales in 1995 amounted to $204 million, primarily from the sale of miscellaneous oil and gas properties and the company's Process, Technology and Licensing business. Proceeds from sales of assets in 1994 totaled $156 million, principally from the sale of oil and gas properties.

  In 1996 and 1995, the company also generated approximately $33 million and $55 million, respectively, in cash from the sale of its common stock, primarily through the exercise of employee stock options and the Dividend Reinvestment and Common Stock Purchase Plan.

  In September 1996, the company exchanged 10,437,873 new 6-1/4 percent Trust convertible preferred securities of Unocal Capital Trust for 9,352,962 shares of Unocal's outstanding $3.50 convertible preferred stock. On September 11, 1996, the company called the 897,038 unexchanged shares of $3.50 convertible preferred stock for redemption. All of the unexchanged shares of preferred stock were converted into Unocal common stock by the October 11, 1996 redemption date (see
Note 20).

  The company's total debt at year-end 1996 decreased $648 million from year-end 1995, to $3,058 million. The decrease was primarily due to retirement of a $175 million Swiss Franc bond issue and a reduction of commercial paper borrowings. Funding for debt retirements primarily consisted of proceeds from asset sales.

  For 1997, the company expects cash generated from operational earnings and asset sales to be adequate to meet its operating requirements, capital spending and dividend payments. The company expects to use a portion of the proceeds from the sale of the West Coast refining, marketing and transportation assets to reduce debt by approximately $800 million and to repurchase up to $400 million of common stock. In addition, the company has substantial borrowing capacity to meet unanticipated cash requirements. At December 31, 1996, the company had approximately $1.3 billion of undrawn commitments under various credit facilities with major banks.

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

   The company has only limited involvement with derivative financial instruments. The majority are debt-related and are used to manage interest rate and foreign currency exchange rate risks. The company also uses futures contracts to hedge its exposure to fluctuations in petroleum commodity prices. At year-end 1996 such contracts covered less than one percent of the company's annual oil and gas production.

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                         Estimated
Millions of Dollars                           1997              1996              1995            1994
-------------------------------------------------------------------------------------------------------
Exploration and Production
   Domestic                                $  330            $  418            $  497            $486
   Foreign                                    735               509               353             310
-------------------------------------------------------------------------------------------------------
   Total                                    1,065               927               850             796
Geothermal Operations                         110               114                51              35
Diversified Business Group
   Agricultural Products                       20                12                55               8
   Carbon and Minerals                         26                16                12               8
   Pipelines                                    8                54                 5               5
Corporate and Unallocated
   New Ventures                                60                 5                 6              12
Other                                          51                46                58              41
-------------------------------------------------------------------------------------------------------
      Total                                $1,340            $1,174            $1,037            $905
-------------------------------------------------------------------------------------------------------

   Capital spending in 1996 on foreign oil and gas exploration and production increased 44 percent from 1995 reflecting increased expenditures in Thailand, Indonesia, Myanmar, and Azerbaijan. Capital spending on geothermal energy projects in 1996 primarily focused on development work at the Salak field on the island of Java and exploration drilling on the island of Sumatra, in Indonesia.

   Capital spending in 1997 will focus on the development of overseas oil, gas and geothermal projects, particularly in Myanmar, Thailand, Indonesia and Azerbaijan. The sale of the West Coast refining, marketing and transportation assets will enable the company to shift capital spending to higher return projects, with 67 percent of total planned capital spending directed to Asian projects.

   In 1997, the foreign exploration and production group's capital spending plan will increase 44 percent from the 1996 level. A major focus of this spending will be the Yadana field development offshore Myanmar and the related pipeline project. This natural gas project is expected to be in operation by mid-1998.
In Thailand, the company plans to develop the Plamuk gas field, discovered in 1996, and extend development of its existing fields to increase natural gas production when a second pipeline to shore and related facilities become fully operational in the second quarter of 1997. In Indonesia, the company plans to further develop new oil and gas reserves offshore East Kalimantan and to accelerate its successful exploratory drilling program by drilling 30 exploratory wells in known producing basins during 1997. Other important projects are in the Caspian Sea, offshore Azerbaijan. Unocal is a member of two international consortia that are moving forward with development programs in this oil rich area.

   The United States Lower 48 accounts for 88 percent of the 1997 domestic capital budget, as the company's new business unit, Spirit Energy 76, focuses on development of key natural gas projects.

   The 1997 capital expenditures for the Geothermal Operations segment are expected to approximate the 1996 level, focusing on projects in Indonesia. The company expects to accelerate development of resource production facilities at the Salak field and to conduct additional exploration at the Sarulla contract area on the island of Sumatra. The company has a 50 percent interest in a joint venture that is building and will operate three power plants at the Salak field that will utilize its steam production.

   The decrease in the Agricultural Products business unit's capital spending in 1996 reflects reduced expenditures due to the startup of the Finley, Washington ammonia manufacturing plant in 1995. The planned increase in capital spending for the Carbon and Minerals business unit in 1997 is due to capital requirements for its lanthanides operations in Mountain Pass, California. The Pipelines business unit's capital expenditures in 1996 included miscellaneous upgrades to existing facilities and acquisition of a 30 percent interest in the Transandean oil pipeline, which transports crude oil from Argentina to Chile.

ENVIRONMENTAL MATTERS

  The company continues to incur substantial capital and operating expenditures for environmental protection and to comply with federal, state and local laws and provisions regulating the discharge of materials into the environment. In many cases, investigatory or remedial work is now required at various sites even though past operations followed practices and procedures that were considered acceptable under environmental laws and regulations, if any, existing at the time.

                                                 Estimated
Millions of dollars                                  1997            1996            1995            1994
---------------------------------------------------------------------------------------------------------
Environment-related capital expenditures
   Continuing operations                             $36             $15             $33             $37
   Discontinued operations                           $10             $57            $197            $193
---------------------------------------------------------------------------------------------------------


   Environment-related capital expenditures include additions and modifications to company facilities to mitigate and/or eliminate emissions and waste generation. Most of these capital expenditures are required to comply with federal, state and local laws and regulations. The decrease in 1996 capital expenditures for discontinued operations reflects the completion of major modifications to the company's refineries to manufacture cleaner burning reformulated gasoline for the California market. These modifications were performed between 1993 and 1995 at a cost of approximately $400 million.

   Amounts charged to earnings for environment-related expense were $230 million in 1996, $170 million in 1995 and $370 million in 1994. Environmental expenses include remediation costs and operating, maintenance and administrative costs related to environmental compliance. These expenses include provisions for future remediation costs that were identified during the company's on-going review of its environmental obligations. In 1996, these provisions consisted primarily of remediation costs for active company facilities, the Guadalupe oil field, the Avila Beach site and sold California oil and gas properties. The provisions for these sites are discussed in more detail below.

   At December 31, 1996, the company's reserves for environmental remediation obligations totaled $250 million, of which $73 million was included in other current liabilities. The total amount is grouped into the following five categories:

                                                             Year-end
Millions of Dollars                                              1996
---------------------------------------------------------------------
   Superfund and similar sites                                   $27
   Former company-operated sites                                  26
   Company facilities sold with
     retained liabilities                                         60
   Inactive or closed company facilities                          77
   Active company facilities                                      60
--------------------------------------------------------------------
      Total reserves                                            $250
--------------------------------------------------------------------

SUPERFUND AND SIMILAR SITES

  At year-end 1996, Unocal received notification from the U.S. Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 39 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 37 other similar PRP sites that may require investigation and remediation. Of the total, the company has denied responsibility at five sites and at another eight sites the company's liability, although unquantified, appears to be de minimis. The total also includes 19 sites which are under investigation or in litigation, for which the company's potential liability is not presently determinable. At another four sites, the company has made settlement payments and is in the final process of resolving its liabilities. Of the remaining 40 sites, where probable costs can be estimated, reserves of $27 million have been established for future remediation and settlement costs. These 76 sites exclude 50 sites where the company's liability has been settled, or where the company has both no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

  Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the company is usually just one of several companies designated as a PRP. The company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in Note 19. The solvency of other responsible parties and disputes regarding responsibilities may also impact the company's ultimate costs.

FORMER COMPANY-OPERATED SITES

  Reserves of $26 million have been established for this category of sites. Of the total, $9 million was for approximately 120 service station sites on leased properties at which operations have ceased and which the company is obligated to remediate before returning them to the owners. Also included was $8 million for approximately 175 service station sites that the company previously owned or leased. The current owners of such properties are holding the company responsible for environmental remediation costs.

COMPANY FACILITIES SOLD WITH RETAINED LIABILITIES

  This category has reserves of $60 million for environmental liabilities related to former company businesses and assets that have been sold. Included are the company's former auto/truckstop facilities, a former mine site in Wyoming, industrial chemical and polymer sites and agricultural chemical sites. Facilities which were transferred to the UNO-VEN Company in 1989 in connection with its formation are also in this category. In each sale, the company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The reserves represent presently estimated future costs for investigation/feasibility studies and identified remediation work as a result of claims made by buyers of the properties.

  Also included in this category are the company's California oil and gas properties and facilities sold in April 1996. Under the sale agreement the company retained certain environmental liabilities for some of the properties sold. During the course of the sale, the company also identified environmental liabilities for certain properties that were ultimately excluded from the sale. As a result, in 1996 the company added $17 million to the reserve for estimated future assessment and remediation costs. Additional related costs may be incurred but cannot be determined until further assessments and investigations of the properties are performed.

INACTIVE OR CLOSED COMPANY FACILITIES

  Reserves of $77 million have been established for these types of facilities. The major sites in this category are the Guadalupe oil field on the central California coast and the Avila Beach, California site. Also included in this category are the former Beaumont refinery in Texas, the shale oil project and a chemical facility in Colorado.

  The Guadalupe oil field reserve includes estimated costs for the cleanup of underground releases of a diesel-like additive that was formerly used to produce the field's heavy crude oil. During 1996, $37 million was added to the reserve for estimated assessment and remediation expenses, including implementation of a preliminary draft remedial action plan submitted to the Regional Water Quality Control Board and the county of San Luis Obispo. Also included are costs to complete an environmental impact report and for additional studies and investigations. The company expects to incur additional, but currently indeterminate, expenses for this site.

  Also included in this category is the Avila Beach, California, site. In 1988, petroleum hydrocarbon contamination was discovered under the Front Street section of the town. It was determined that the source of the contamination had been leaking pipelines that ran between a tank farm and wharf operated by the company. During 1996, the company added $28 million to the reserve, primarily for the estimated implementation costs associated with remedial action plans submitted to the Regional Water Quality Control Board and the county of San Luis Obispo for the cleanup of the beach and town areas of the site. The reserve also includes estimated expenses for the completion of an environmental impact report. The company expects to incur additional, but currently indeterminate, expenses for this site.

ACTIVE COMPANY FACILITIES

  The company has provided $60 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. Also included in this category is the Questa molybdenum mine in New Mexico which resumed operations in 1996.

  In 1996, the company added $37 million to the reserve for active facilities, primarily for service stations. Some of the remediation is being performed as the company replaces underground storage tank (UST) systems at these sites. Federal regulations require all UST systems to meet new standards by December 1998. The additional reserve also includes remediation to be performed in conjunction with the company's program to upgrade its service stations.

  The agreement for the sale of the company's West Coast refining, marketing and transportation assets specifies that the company will share in a portion of environmental liabilities arising from operation of the assets prior to the closing of the sale. The company's liability for environmental costs will expire 25 years after the closing date. In addition to the costs for service stations described above, the company has accrued its estimate of the probable future costs for known environmental liabilities related to the other assets to be sold.

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

  Corrective investigations and actions pursuant to RCRA are being performed at the company's San Francisco and Los Angeles refineries, the Beaumont facility, and at the company's closed shale oil project, and Washington, Pennsylvania facility. The company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities. Because these costs will be incurred at different times and over a period of many years, the company believes that these obligations are not likely to have a material adverse effect on the company's results of operations or financial condition.

  The total environmental remediation reserves recorded on the Consolidated Balance Sheet represent the company's estimates of assessment and remediation costs based on currently available facts, existing technology, and presently enacted laws and regulations. The remediation cost estimates, in many cases, are based on plans recommended to the regulatory agencies for approval and are subject to future revisions. The ultimate costs to be incurred will likely exceed the total amounts reserved, since many of the sites are relatively early in the remedial investigation or feasibility study phases. Additional liabilities may be accrued as the assessment work is completed and formal remedial plans are formulated.

  The company has estimated, to the extent that it was able to do so, that it could incur approximately $160 million of additional costs in excess of the $250 million accrued at December 31, 1996. The amount of such possible additional costs reflects, in most cases, the high end of the range of costs of feasible alternatives identified by the company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, since at a large number of sites the company is not yet in a position to estimate any possible additional costs.

  Both the amounts reserved and estimates of possible additional costs may change in the near term, in some cases, substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods, and other actions by government agencies and private parties.

 See Notes 18 and 19 for additional information.

FUTURE ACCOUNTING CHANGES

  In 1996, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities", covering the recognition and reporting of environmental remediation liabilities effective for fiscal years beginning after December 15, 1996. The initial application of this statement will be reflected as a change in accounting estimate. Revisions of previously issued financial statements are not permitted. The company is reviewing the potential financial statement impact of adopting the provisions of the SOP.

  In 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement is to be applied prospectively to transactions occurring after December 31, 1996. The company is reviewing the potential financial statement impact of adopting the new accounting standard.

OUTLOOK

  Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items. Certain statements may also contain estimates and projections of future levels of or increases in reserves, production, sales including related costs and prices, and other statistical items; plans and objectives of management regarding the company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the forward-looking statements.

  Crude oil prices are expected to fluctuate in 1997 due to anticipated changes in the world's oil supply. Conditions that may influence crude oil prices include the resumption of Iraq's oil exports and OPEC's expected mid-1997 production quota increase. Domestic natural gas prices have declined as milder weather approaches and natural gas inventories are replenished. While the company expects to maintain domestic natural gas production at existing levels, crude oil is expected to decrease due to natural declines.

  In August 1996, the company formed Spirit Energy 76, a new upstream domestic crude oil and natural gas business unit, to focus exclusively on opportunities in the contiguous United States and the Gulf of Mexico. Spirit Energy 76 will direct its efforts toward promising deep-water prospects in the Gulf of Mexico as well as further developing its fields in the transition zones offshore Louisiana, Alabama and Mississippi. One area currently under development is Mobile Bay off the Alabama and Mississippi coasts.

  In 1997, the company's foreign natural gas production is expected to increase 10 percent over 1996 due to increased demand in Thailand. The new offshore pipeline and processing facilities in Thailand are expected to be fully operational in the second quarter of 1997. Natural gas production increases are also scheduled for Indonesia in 1997 as the company continues development of its new Seguni field and other fields in the Mahakam Delta area, offshore East Kalimantan. Foreign crude oil and condensate production for 1997 is expected to be up seven percent over last year primarily due to the ongoing development activities in Thailand and Indonesia.

   In Thailand, the company expects to spend $220 million on natural gas projects including the development of the Pailin field in the Gulf of Thailand. Negotiations for a Pailin field natural gas sales contract were concluded in 1996 resulting in a 30-year natural gas purchase arrangement with the state-run Petroleum Authority of Thailand. Initial production from the Pailin field is expected to be nearly 165 mmcf of natural gas per day in 1999 rising to approximately 330 mmcf of natural gas per day by 2001 once the reserves are fully delineated. Unocal has a 35 percent working interest in the Pailin field. In October 1996, the company began an extensive exploration program commencing with a seismic geophysical survey on two blocks in the deep-water section of the Andaman Sea. The company has a 46.66 percent working interest in the blocks and plans to drill two exploratory wells in late 1997. Thailand's natural gas-fired power plants and its increasing demand for electricity are expected to provide a steady growth market for natural gas for the next 10 to 15 years. The company expects to further capitalize on Thailand's increased demand for gas-fired electricity by employing its market-to-resource strategy. During 1996, the company announced plans to partner with affiliates of Thai Oil and Westinghouse to construct a 700-megawatt power plant. In October 1996, the consortium signed an initial agreement with the state-run Electrical Generating Authority of Thailand (EGAT). The agreement guarantees that EGAT will purchase power from the consortium beginning in 2002. The proposed plant is also expected to provide a stable market for the company's future natural gas production.

   In Indonesia, the company plans to spend nearly $175 million in 1997 on oil and natural gas projects including development of the Santan field. First production is expected by August 1997. Santan field production is expected to stabilize by 1998 to average 40 mmcf of natural gas and 1,500 barrels of oil per day. Drilling is also scheduled for the Peciko field with first production expected in 1999. The company has a 100 percent working interest in these fields. The company is also pursuing gas-to-power opportunities in the East Kalimantan region, in Java, and in other prospective areas of Indonesia.

   Capital spending in Myanmar will increase to $140 million in 1997, primarily for the Yadana natural gas project. First production of 525 mmcf per day is expected in mid-1998, with full production expected to average 650 mmcf per day by 1999. Construction of the onshore section of the 416-mile Myanmar to Thailand natural gas pipeline began in December 1996. When completed in 1998, the pipeline will transport natural gas production from the Yadana field in the Andaman Sea, offshore Myanmar, to markets in Thailand. First production is scheduled for sale to Thailand under a 30-year gas sales contract and a pipeline agreement calling for natural gas deliveries of 525 mmcf per day beginning in mid-1998. A separate sales agreement calls for 125 mmcf per day of natural gas to be supplied to Myanmar for its domestic use. Unocal has a 28.26 percent working interest in the Yadana project. In March 1996, Unocal and its partners discovered two potentially significant gas bearing sand structures adjacent to the Yadana field. The company and its partners are evaluating the commerciality of these offshore discoveries. Both fields could easily be produced through the nearby Yadana platform complex. Unocal has a 28.26 percent working interest in these discoveries. In January 1997, the company and its partners in the Yadana field signed an agreement with Myanmar's state owned oil and gas enterprise for new exploration blocks in the Andaman Sea. Unocal has a 47.5 percent working interest in this area. Seismic work on the project is expected to begin in 1997.

   As part of its market-to-resource strategy, the company and its partners signed a preliminary memorandum of understanding with Myanmar's Ministry of Foreign Energy in May 1996 to study the commerciality and feasibility of developing a natural gas utilization project in Myanmar. The project would consist of a natural gas transmission pipeline from the company's offshore Yadana field to the delta area near the city of Yangon, construction of a 1,750-ton per day fertilizer plant and a 200 megawatt electricity generating plant. Work on the proposal is ongoing.

   The United States Congress passed legislation allowing the President to ban investment by United States companies in new projects within Myanmar if certain acts occur. If invoked, this action could adversely affect the company's future prospects in that country.

  Unocal is a member of two international consortia participating in the development of Caspian Sea oil fields offshore Azerbaijan and expects to spend $68 million on these projects in 1997. Unocal has a 10 percent working interest in the Azerbaijan International Operating Company which is currently developing the Azeri, Chirang and Gunashli oil fields. Initial production is expected by early 1998. In December 1996, the company signed a production-sharing agreement with the State Oil Company of the Azerbaijan Republic to develop the Ashrafi and Dan Ulduzu oil fields which are also in the Caspian Sea, offshore Azerbaijan.
In February 1997, the production sharing contract was ratified by Azerbaijan's Parliament. First production is expected in 2003. The company has a 25.5 percent working interest in the prospect. Many challenges lie ahead as the consortia must resolve issues related to proposed pipeline routes and the construction of permanent oil export pipelines and facilities.

  In May 1996, the company signed a production-sharing contract with Petrovietnam for petroleum exploration, offshore Vietnam. The three-year contract involves seismic work and the drilling of exploratory wells. The company has a 45 percent working interest in the block B prospect. The first well is scheduled to begin drilling in the first quarter of 1997.

  The company leads an international consortium pursuing plans to build crude oil and natural gas pipelines from Turkmenistan to ready markets in Pakistan. The company signed an agreement in 1995 with the government of Turkmenistan for rights to purchase natural gas and transport it through a proposed pipeline. These projects fit with the company's strategy of extending its expertise to areas with strong emerging markets, however, the company cannot move forward with these projects until the political situation stabilizes in the region.

  In September 1996, the company joined an equity joint venture in Zhangjiagang, China near the port city of Shanghai to construct a liquefied petroleum gas
(LPG) terminal. The terminal will be located on the Yangtze River and will have an initial planned throughput capacity of 500,000 metric tons. The joint venture will sell the LPG in bulk utilizing both truck and barge facilities. Terminal construction is scheduled for completion by December 1997 with LPG available for delivery to customers in January 1998. The company has a 30 percent interest in the joint venture.

   In late 1996, the company finalized a farm-in agreement to acquire a 50 percent working interest in a production-sharing contract covering three million acres in Northeast Bangladesh. A sales contract with Petrobangla, the Bangladesh national petroleum company, was signed in November 1996 and calls for initial delivery of 100 mmcf of natural gas per day. Development and delineation wells are scheduled over the next two years with initial production set for mid-1998. Natural gas demand in Bangladesh is expected to increase over the next 10 to 15 years and the company views this as a potentially promising area with a known resource linked to a ready market.

   In Indonesia, the Geothermal Operations segment expects to accelerate development of resource production facilities at the Salak field on the island of Java. The company has a 50 percent interest in a joint venture that is building and will operate three new power plants in the area. Unocal will supply steam for the power plants which are expected to be on-line in 1997. The company also plans to conduct additional exploration in the Sarulla block on the island of Sumatra, after a discovery well indicated a highly productive geothermal resource. The company had previously negotiated a power sales agreement that allows it to develop up to 1,000 megawatts of generating capacity in the Sarulla block. The first of the Sarulla power plants is expected to begin operation in 1999, assuming the commerciality of the field. The company is also pursuing other geothermal development and power generation opportunities throughout Indonesia.

   The Geothermal business segment's 1996 earnings were adversely affected by a continuing dispute involving a 25-year service agreement between the company's subsidiary Philippine Geothermal, Inc. (PGI) and the Philippine National Power Corporation (Napocor) for PGI's continued operation of two geothermal fields in the Northern Philippines. An provisional agreement was reached in September 1996 that obligates both parties to continue operating under the terms of the original agreement; however, the provisional agreement calls for 60 percent of the service fee paid to PGI to be held in escrow pending determination on whether the service contract can be renewed for another 25 years. The provisional agreement expires June 30, 1997. The parties are currently negotiating a resolution to the dispute.

  In 1997, the Agricultural Products business unit expects continued high sales volumes of ammonia and urea. Consolidation of the company's Alaska upstream oil and gas operations with the Kenai fertilizer manufacturing plant is expected to provide overall cost savings to the company through operating efficiencies. The business unit plans to expand sales efforts in its existing markets in South Korea, Japan, China, Vietnam and India.

   The Carbon and Minerals business unit will continue to expand specialty graphite products and has begun production of molybdenum. Higher molybdenum prices provided the company with the incentive to resume operations in 1996 at the Questa mine in New Mexico. This mine is expected to produce about 14 million pounds of molybdenum per year when it reaches full production. Additional capital expenditures will continue in 1997 as the mine becomes fully operational.

   In December 1996, the company signed a definitive agreement for the sale of substantially all of its West Coast petroleum refining, marketing and transportation assets to Tosco Corporation. The sale would include Unocal's three California refineries, various terminals, bulk plants and pipelines; lubricant business; retail marketing business, including approximately 1,100 controlled sites and 250 branded, non-controlled sites in six western states; commercial and industrial petroleum products business; three ocean-going tankers; inventories of hydrocarbon products; credit card systems; and other assets. The sale, which is expected to close on or about March 31, 1997, is valued at approximately $2 billion (see Note 3). The company expects to receive at the closing approximately $1.4 billion in cash and shares of Tosco common stock with an initial value of approximately $400 million. The shares will be restricted as to disposition and voting and will be subject to the risks of market and business conditions affecting Tosco's common stock. However, the company will have the right to have the shares registered for sale and is considering various alternatives for disposing of the shares.

  The cash proceeds of the sale and the cash proceeds ultimately realized upon the disposition of the shares of Tosco common stock are expected to be used to reduce debt, repurchase company common stock and fund potentially higher return capital projects. Unocal has approximately 3,100 employees involved in its West Coast petroleum refining, marketing and transportation operations. While many of those employees will be offered positions with Tosco or at other Unocal operations, some layoffs are expected.

  Under the terms of the agreement with Tosco, the company will be responsible for a portion of the costs, with certain exceptions, related to environmental liabilities and in general for all costs related to litigation arising from operation of the assets prior to the closing of the sale. For further information see Environmental Matters and Note 19.

  The company has signed a letter of intent with its partner to restructure the UNO-VEN partnership. Under terms of the proposed agreement, the refining and marketing assets of UNO-VEN, together with substantially all of its non-environmental liabilities, would be distributed to an affiliate of the partner and UNO-VEN would realize approximately $250 million. When completed, the restructuring, together with the sale of the company's West Coast petroleum refining, marketing and transportation assets, would essentially mark the end of the company's participation in all petroleum refining and marketing operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL
 STATEMENTS AND FINANCIAL STATEMENT
 SCHEDULES

                                                             Page
                                                             -----

Report on Management's Responsibilities                         35

Report of Independent Accountants                               36

Financial Statements
  Consolidated Earnings                                         37
  Consolidated Balance Sheet                                    38
  Consolidated Cash Flows                                       39
  Consolidated Stockholders' Equity                             40
  Notes to Consolidated Financial Statements                 41-66

Supplemental Information:
  Oil and Gas Financial Data                                 67-69
  Oil and Gas Reserve Data                                   69-71
  Present Value of Future Net Cash Flow
   Related to Proved Oil and Gas Reserves                    71-73
  Selected Quarterly Financial Data                             74
  Selected Financial Data                                       75

Supporting Financial Statement Schedule
 covered by the Foregoing Report of Independent
 Accountants:

  Schedule II  -  Valuation and Qualifying Accounts
    and Reserves                                                80


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

  Unocal assessed its internal control systems in relation to criteria for effective internal control over financial reporting following the Treadway Commission's Committee of Sponsoring Organizations "Internal Control - Integrated Framework." Based on this assessment, Unocal believes that, as of December 31, 1996, its systems of internal controls over financial reporting met those criteria.

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


                               February 14, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


TO THE STOCKHOLDERS OF UNOCAL CORPORATION:

  We have audited the accompanying consolidated balance sheets of Unocal Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996 and the related financial statement schedule. These financial statements are the responsibility of Unocal Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above, which appear on pages 37 through 68 of this Annual Report on Form 10-K, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As discussed in Note 2 to the consolidated financial statements, Unocal Corporation and its subsidiaries changed their method of accounting for the impairment of long-lived assets and long-lived assets to be disposed of in 1995 and for recognizing the reduction in value of its producing oil and gas properties in 1994.




Coopers & Lybrand L.L.P.
February 14, 1997
Los Angeles, California


CONSOLIDATED EARNINGS                                                                UNOCAL CORPORATION

                                                                                    Years ended December 31
                                                                       ----------------------------------------------
Dollars in millions except per share amounts                                 1996              1995              1994
----------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                             $5,101            $4,111            $4,118
Interest, dividends and miscellaneous income                                 49                86                74
Equity in earnings of affiliated companies                                  106                77                83
Gain (loss) on sales of assets                                               72               115                (3)
---------------------------------------------------------------------------------------------------------------------
      Total revenues                                                      5,328             4,389             4,272
Costs and Other Deductions
Crude oil and product purchases                                           1,502               979             1,064
Operating expense                                                         1,386             1,302             1,366
Selling, administrative and general expense                                 151               151               194
Depreciation, depletion and amortization                                    914               911               811
Dry hole costs                                                              139                61                84
Exploration expense                                                         117               139               116
Interest expense                                                            279               291               275
Property and other operating taxes                                           72                80                91
Distribution on convertible preferred securities                             10                -                 -
---------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                    4,570             3,914             4,001
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes                     758               475               271
Income taxes                                                                302               226               161
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
   cumulative effect of accounting change                                   456               249               110
Discontinued Operations
   Earnings from operations (net of tax)                                     71                11                14
   Loss on disposal (net of tax)                                           (491)               -                 -
---------------------------------------------------------------------------------------------------------------------
      Earnings (loss) from discontinued operations                         (420)               11                14
Cumulative effect of accounting change                                       -                 -               (277)
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                         $36              $260             ($153)
Dividends on preferred stock                                                 18                36                36
---------------------------------------------------------------------------------------------------------------------
      Net earnings (loss) applicable to common stock                        $18              $224             ($189)
                                                                        ========= ======= ========= ======= =========

Earnings (loss) per share of common stock assuming no dilution:
      Continuing operations                                               $1.76             $0.87             $0.30
      Discontinued operations                                             (1.69)             0.04              0.06
      Cumulative effect of accounting change                                 -                 -              (1.14)
                                                                        ---------------------------------------------
   Net earnings (loss) per share                                          $0.07             $0.91           $ (0.78)
                                                                        ========= ======= ========= ======= =========

See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEET                                                                 UNOCAL CORPORATION
                                                                                                   At December 31
Millions of dollars                                                                           1996                    1995
---------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                                $217                     $94
   Accounts and notes receivable                                                           1,027                     920
   Net assets of discontinued operations                                                   1,774                      -
   Inventories                                                                               125                     360
   Deferred income taxes                                                                      57                     169
   Other current assets                                                                       28                      33
-------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 3,228                   1,576
Investments and long-term receivables                                                      1,206                   1,101
Properties - net                                                                           4,590                   7,109
Deferred income taxes                                                                         21                      25
Other assets                                                                                  78                      80
-------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                        $9,123                  $9,891
-------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                                       $1,012                    $804
   Taxes payable                                                                             231                     193
   Current portion of long-term debt and capital lease obligations                           118                       8
   Interest payable                                                                           70                      92
   Other current liabilities                                                                 191                     219
--------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                            1,622                   1,316
Long-term debt and capital lease obligations                                               2,940                   3,698
Deferred income taxes                                                                        348                     722
Accrued abandonment, restoration and environmental liabilities                               677                     607
Other deferred credits and liabilities                                                       739                     618

Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 6-1/4% convertible
   junior subordinated debentures of Unocal                                                  522                       -


Preferred stock ($0.10 par value; stated at liquidation value of $50 per share)
   Shares authorized:  100,000,000                                                             -                     513
   Shares outstanding: 10,250,000 in 1995
Common stock ($1 par value)
   Shares authorized:  750,000,000
   Shares outstanding:  250,671,266 in 1996 and 247,310,376 in 1995                          251                     247
Capital in excess of par value                                                               412                     319
Foreign currency translation adjustment                                                      (13)                    (10)
Unearned portion of restricted stock issued                                                  (14)                    (13)
Retained earnings                                                                          1,639                   1,874
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                        2,275                   2,930
--------------------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                                    $9,123                  $9,891
--------------------------------------------------------------------------------------------------------------------------

The company follows the successful efforts method of accounting for its oil and gas activities.

See Notes to the Consolidated Financial Statements.



CONSOLIDATED CASH FLOWS                                                            UNOCAL CORPORATION
                                                                                    Years ended December 31
                                                                      ----------------------------------------------
Millions of dollars                                                       1996              1995              1994
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings (loss)                                                     $   36            $  260              (153)
Adjustment to reconcile net earnings (loss) to
   net cash provided by operating activities
      Loss on disposal of discontinued operations (before-tax)             743                -                 -
      Cumulative effect of accounting change                                -                 -                277
      Depreciation, depletion and amortization                           1,059             1,022               947
      Dry hole costs                                                       139                61                84
      Deferred income taxes                                               (332)                9              (118)
      (Gain) loss on sales of assets (before-tax)                          (77)             (117)                2
      Other                                                                113                -                217
      Working capital and other changes related to operations
         Accounts and notes receivable                                    (130)               (5)               91
         Inventories                                                        10               (16)              (10)
         Accounts payable                                                  208               115               (49)
         Taxes payable                                                      38               (33)               18
         Other                                                            (123)              (19)               (7)
--------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                    1,684             1,277             1,299

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                       (1,398)           (1,459)           (1,272)
   Proceeds from sales of assets                                           609               204               156
--------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                         (789)           (1,255)           (1,116)

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                                   33                55                54
   Long-term borrowings                                                    375               844               732
   Reduction of long-term debt and capital lease obligations              (943)             (734)             (788)
   Dividends paid on preferred stock                                       (27)              (36)              (36)
   Dividends paid on common stock                                         (199)             (197)             (193)
   Other                                                                   (11)               (8)               (9)
--------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                            (772)              (76)             (240)

Increase (decrease) in cash and cash equivalents                           123               (54)              (57)
Cash and cash equivalents at beginning of year                              94               148               205
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                $  217            $   94            $  148
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)                              $  276            $  268            $  263
      Income taxes (net of refunds)                                     $  332            $  228            $  174

See Notes to the Consolidated Financial Statements.



CONSOLIDATED STOCKHOLDERS' EQUITY                                                              UNOCAL CORPORATION

Dollars in millions except per share amounts                                             1996              1995              1994
-----------------------------------------------------------------------------------------------------------------------------------
Preferred Stock
   Balance at beginning of year                                                        $  513            $  513            $  513
   Exchange of preferred stock for convertible preferred securities                      (468)               -                 -
   Conversion of preferred stock to common stock                                          (45)               -                 -
-----------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                               -                513               513
Common Stock
   Balance at beginning of year                                                           247               244               241
   Issuance of common stock                                                                 4                 3                 3
-----------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                              251               247               244
Capital in Excess of Par Value
   Balance at beginning of year                                                           319               237               163
   Issuance of common stock                                                                93                82                74
-----------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                              412               319               237
Foreign Currency Translation Adjustment
   Balance at beginning of year                                                           (10)              (13)               (5)
   Current year adjustment                                                                 (3)                3                (8)
-----------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                              (13)              (10)              (13)
Unearned Portion of Restricted Stock Issued
   Balance at beginning of year                                                           (13)              (13)              (13)
   Issuance of restricted stock                                                            (5)               (3)               (4)
   Current year amortization                                                                4                 3                 4
-----------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                              (14)              (13)              (13)
Retained Earnings
   Balance at beginning of year                                                         1,874             1,847             2,230
   Net earnings (loss) for year                                                            36               260              (153)
   Cash dividends declared
       Preferred stock ($1.75 per share in 1996, $3.50 per
         share in 1995 and in 1994)                                                       (18)              (36)              (36)
       Common stock ($.80 per share)                                                     (199)             (197)             (194)
   Exchange of 6-1/4% convertible preferred securities of
      Unocal Capital Trust for Unocal's $3.50 preferred stock                             (54)               -                 -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                                  1,639             1,874             1,847
-----------------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                             $2,275            $2,930            $2,815
-----------------------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.


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

IMPAIRMENT OF ASSETS

  Oil and gas producing properties are regularly assessed for possible impairment on a field-by-field basis using the estimated undiscounted future cash flows of each field. Impairment loss is charged to depreciation, depletion and amortization expense when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field.

  Impairment charges are also made for the write down of other long-lived assets when it is determined that the carrying values of the assets may not be recoverable. A long-lived asset is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

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

DEPRECIATION, DEPLETION AND AMORTIZATION

  Depreciation, depletion and amortization related to proved oil and gas properties and estimated future abandonment and removal costs for onshore and offshore producing facilities are calculated at unit-of-production rates based upon estimated proved reserves. Depreciation of other properties is generally on a straight-line method using various rates based on estimated useful lives.

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

  Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when deemed appropriate. See Note 10 for the principal temporary differences and unused tax credits.

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

 See Notes 18 and 19.

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

 See Note 17.

STOCK-BASED COMPENSATION

  The company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require companies to record stock-based employee compensation plans at fair value. The company has elected to continue accounting for stock-based compensation in accordance with APB No. 25, but will comply with the required disclosures under SFAS No. 123 (see Note 22).

OTHER

  Earnings per share of common stock assuming no dilution are based on net earnings less preferred stock dividend requirements, divided by the weighted average shares of common stock outstanding during each period. The computation of fully diluted earnings per share assumes the dilutive effect of common stock equivalents and conversion of Unocal's convertible preferred stock and the outstanding convertible preferred securities of a subsidiary trust (see Note
20). When the computation of fully diluted earnings per share is antidilutive for any given period presented, the amounts reported for assuming no dilution and assuming full dilution are the same.

  Interest is capitalized on major construction and development projects as part of the costs of the assets.

  Certain items in prior year financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2 - ACCOUNTING CHANGES

  Effective in the fourth quarter of 1995, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The accounting standard set guidelines to be used for determining and measuring impairment of certain assets. As a result, the company recorded a charge to earnings of $87 million pre-tax ($53 million after-tax tax or $0.22 per common share) in the fourth quarter of 1995. This charge was principally due to the write down of several oil and gas producing properties where downward revisions in reserve estimates indicated that future net cash flows would be insufficient to fully recover the carrying value of these properties. The carrying values were written down to estimated future discounted cash flows or fully written down in the case of negative future cash flows. The charge was recorded to depreciation, depletion and amortization expense and reflected the reduction in value of various properties located in the United States ($44 million), the Netherlands ($37 million) and Canada ($6 million).

  Effective January 1, 1994, the company changed its accounting policy for recognizing the reduction in value of its producing oil and gas properties and commenced to evaluate properties for impairment on a field-by-field basis instead of a country-by-country basis which was previously used. The cumulative effect of the accounting change resulted in a charge to earnings of $447 million pre-tax ($277 million after-tax tax or $1.14 per common share) in the first quarter of 1994. The charge reflected the reduction in value of certain oil and gas properties in the U.S. from which the estimated undiscounted future cash flows were less than the current net book values of the properties. As a result of the property write downs, the company's depreciation and depletion expense in 1994 was reduced by approximately $61 million ($38 million after-tax).

NOTE 3 - DISCONTINUED OPERATIONS

  In the fourth quarter of 1996, the company entered into a definitive agreement with Tosco Corporation for the sale of substantially all of its West Coast petroleum refining, marketing and transportation assets, which are operated by the company's 76 Products Company business unit. The sale is valued at approximately $2 billion, which includes $1.4 billion for refining, marketing and transportation fixed assets, approximately $400 million for inventories, and up to $250 million in possible participation payments which are contingent upon increased gasoline margins in the next seven years. With the exception of inventories, the sale excludes all other working capital. Terms of the agreement call for cash payment or cash plus up to $400 million of Tosco stock. See Management's Discussion and Analysis under Item 7 on pages 32 through 33 for additional information.

  The results for the refining, marketing and transportation operations to be sold have been classified as discontinued operations for all periods presented in the Consolidated Earnings Statement. The assets have been reclassified in the Consolidated Balance Sheet as of December 31, 1996 from their historical classifications to separately reflect them as net assets of discontinued operations. The Consolidated Balance Sheet for the prior period has not been restated. Cash flows related to discontinued operations have not been segregated in the Consolidated Statement of Cash Flows. Consequently, amounts on the Consolidated Earnings Statement may not agree with certain captions on the Consolidated Statement of Cash Flows.

  The summarized results of discontinued operations and related effect per common share are as follows:

                                                                                             Years ended December 31
                                                                                ----------------------------------------------
Dollars in millions except per share amounts                                       1996              1995              1994
------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                          $4,271            $4,036            $3,693
Total costs and other deductions                                                   4,156             4,048             3,670
                                                                                ----------------------------------------------
Earnings (loss) from operations before
   income taxes                                                                      115               (12)               23
Income tax (benefit)                                                                  44               (23)                9
                                                                                ----------------------------------------------
Earnings from operations                                                              71                11                14

Loss on disposal before income taxes                                                (792)                -                 -
Income tax (benefit)                                                                (301)                -                 -
                                                                                ----------------------------------------------
   Loss on disposal (a)                                                             (491)                -                 -
      Total earnings (loss)                                                       $ (420)           $   11            $   14
                                                                                ----------------------------------------------

Earnings (loss) per common share:
   Earnings from operations                                                       $ 0.28            $ 0.04            $ 0.06
   Loss on disposal                                                                (1.97)                -                 -
                                                                                ----------------------------------------------
      Total earnings (loss)                                                       $(1.69)           $ 0.04            $ 0.06
                                                                                ----------------------------------------------

(a) 1996 includes the following estimated losses during the phase-out period:
        November 17, 1996 - December 31, 1996  $30 (net of income tax benefit of $18)
        January 1, 1997 - March 31, 1997       $42 (net of income tax benefit of $25)

Detailed below are the net assets of discontinued operations as shown on the Consolidated Balance Sheet:



Millions of Dollars
-----------------------------------------------
Inventories                              $  225
Properties - net                          2,162
Other assets                                133
Provision for loss on sale                 (746)
-----------------------------------------------
Net assets of discontinued operations    $1,774
-----------------------------------------------


NOTE 4 - RESTRUCTURING COSTS

  During the fourth quarter of 1994, as a result of an overhead study, the company began a two-year program to reduce its 1,540-person corporate staff by 630 positions and to eliminate another 126 positions in the operating groups. A pre-tax charge of $25 million was recorded in administrative and general expense for net costs associated with the staff reductions. This charge included $34 million of estimated benefits to be paid to former employees over a period of time. Partially offsetting this charge was an estimated credit of $9 million for reduced pension obligations. At December 31, 1996, approximately 667 employees had been terminated as a result of the program. The program is complete and all termination benefits have been paid.

NOTE 5 - WRITE DOWNS OF ASSETS

  During 1996, in accordance with SFAS No. 121, the company recorded pre-tax charges to earnings for asset write downs of $52 million for certain domestic oil and gas properties and $23 million for domestic geothermal properties. The charges were recorded after evaluation of recent events that indicated future net cash flows would be insufficient to fully recover the carrying values of these properties. Carrying values were written down to estimated future discounted cash flows or completely written down in the case of negative estimated future cash flows. The charges were recorded to depreciation, depletion and amortization expense.

  During the fourth quarter of 1995, the company adopted SFAS No. 121 and recorded a pre-tax charge to earnings of $87 million for the write down of several oil and gas producing properties. Prior to the adoption of SFAS No. 121 in the second quarter of 1995, the company recorded a pre-tax charge of $13 million to write down the carrying values of certain domestic oil and gas properties and $5 million for miscellaneous asset write downs.

  During 1994, the company recorded a pre-tax charge of $25 million to write down the carrying value of the Guadalupe oil field due to the shut down of the field for environmental reasons. The company also closed certain facilities used in refining and marketing operations and research activities, which resulted in write-downs of $39 million. Due to project modifications, the company wrote off $7 million in 1994 for costs related to the reformulated fuels program at the company's Los Angeles Refinery.

NOTE 6 - DISPOSITIONS OF ASSETS

  Proceeds received from asset sales during 1996 were $609 million with a recorded pre-tax gain of $77 million. The total proceeds from the sale of oil and gas properties included $472 million from the sale of California oil and gas properties with a pre-tax gain of $109 million. Proceeds of $28 million from the sale of geothermal assets were received resulting in a pre-tax loss of $92 million. The company also received $23 million from the sale of exploration blocks in the North Sea with a recorded pre-tax gain of $18 million and $30 million from the sale of miscellaneous real estate assets with a pre-tax gain of $17 million.

  During 1995, the company received total proceeds from sales of assets of $204 million and recorded a pre-tax gain of $117 million. Of the total proceeds, $134 million was from the sale of oil and gas properties with a pre-tax gain of $52 million. In addition, the company recorded a pre-tax gain of $26 million on proceeds of $32 million from the sale of its Process, Technology and Licensing business.

  In 1994, asset sales generated total proceeds of $156 million with a pre-tax loss of $2 million. Of the total proceeds, $118 million was from the sale of oil and gas properties.

NOTE 7 - CASH FLOW INFORMATION

  The company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less. All income taxes paid are included in determining cash flows from operating activities. As a result, income taxes paid on taxable income from sales of assets are not included in cash flows from investing activities.

  The 1996 and 1995 cash flow statements excluded $19 million and $30 million, respectively, in transactions primarily related to the purchase of Unocal common stock by the trustee of the Unocal Savings Plan (the "Plan") from Unocal. The trustee used the company's matching contributions to the Plan, which were expensed in the company's consolidated earnings statements, to purchase the shares. In the consolidated cash flow statements, the issuance of Unocal common stock and the matching contribution expense were treated as non-cash transactions since the resulting effect on cash flow was zero.

  The exchange of preferred stock to convertible preferred securities and the conversion of preferred stock to common stock, as described in Note 20, are non-cash transactions and therefore, are excluded from the 1996 cash flow statement.

NOTE 8 - OTHER FINANCIAL INFORMATION

 Consolidated earnings for the periods ending December 31 included the following:


Millions of Dollars                        1996                1995            1994
-----------------------------------------------------------------------------------
Total interest costs                      $294                 $326            $305
Less capitalized interest                   15                   35              30
-----------------------------------------------------------------------------------
        Interest expense                  $279                 $291            $275
Maintenance and repair costs              $218                 $250            $253
-----------------------------------------------------------------------------------

The consolidated balance sheet at December 31 includes the following:


Millions of Dollars                                           1996            1995
----------------------------------------------------------------------------------
Other deferred credits and liabilities:
   Postretirement medical benefits obligation                 $207            $214
   Reserve for litigation and other claims                     369             262
   Other employee benefits                                      85              50
   Other                                                        78              92
-----------------------------------------------------------------------------------
      Total                                                   $739            $618
-----------------------------------------------------------------------------------
Allowances for doubtful accounts and notes receivable         $ 35            $ 28
Allowances for investments and long-term receivables          $ 13            $ 15
-----------------------------------------------------------------------------------


NOTE 9 - PROPERTY AND OTHER OPERATING TAXES


Millions of Dollars                            1996   1995   1994
---------------------------------------------------- ------ ------
Real and personal property taxes                $30    $41    $44
Severance and other taxes on production          41     38     38
Other taxes and duties                            1      1      9
---------------------------------------------------- ------ ------
   Total                                        $72    $80    $91
---------------------------------------------------- ------ ------

  In addition, social security and unemployment insurance taxes, which are charged to earnings and included with salaries and wages, totaled $44 million in 1996, $45 million in 1995 and $44 million in 1994.

 NOTE 10 - INCOME TAXES

  Unocal files a consolidated federal income tax return that includes essentially all U.S. subsidiaries. The components of pre-tax earnings and the provision for income taxes are as follows:


Millions of Dollars                                                1996     1995    1994
-------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income
   taxes and cumulative effect of accounting changes
      United States                                                $195     $ 81   $(186)
      Foreign                                                      $563     $394   $ 457
-------------------------------------------------------------------------------------------
            Total                                                  $758     $475   $ 271
Income Taxes
   Current
      Federal                                                      $ 76     $  3   $  14
      State                                                        $ 30     $  4   $  16
      Foreign                                                      $277     $187   $ 245
-------------------------------------------------------------------------------------------
            Total                                                  $383     $194   $ 275
 Deferred
      Federal                                                      $(70)    $ 14   $(117)
      State                                                        $(13)    $  6   $  (7)
      Foreign                                                      $  2     $ 12   $  10
-------------------------------------------------------------------------------------------
            Total                                                  $(81)    $ 32   $(114)
-------------------------------------------------------------------------------------------
               Total income taxes                                  $302     $226   $ 161
-------------------------------------------------------------------------------------------


  The following table is a reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the consolidated earnings statement.


Millions of Dollars                                                           1996     1995    1994
----------------------------------------------------------------------------------------------------
Federal statutory rate                                                          35%      35%     35%

Taxes on book earnings computed at statutory rate                             $265     $166    $ 95
Foreign taxes in excess of statutory rate                                       82       59      75
Dividend exclusion                                                             (15)     (15)    (13)
Statutory rate in excess of taxes on gain from sales of assets                 (24)       -       -
Other                                                                           (6)      16       4
---------------------------------------------------------------------------------------------------
            Total                                                             $302     $226    $161
---------------------------------------------------------------------------------------------------

  The significant components of deferred income tax assets and liabilities included in the Consolidated Balance Sheet at December 31, 1996 and 1995 are as follows:


Millions of Dollars                                         1996        1995
------------------------------------------------------------------------------
Deferred tax assets (liabilities):
   Depreciation and intangible drilling costs              $(883)    $(1,129)
   Pension assets                                           (154)       (145)
   Investments in affiliates                                 (71)        (80)
   Other deferred tax liabilities                           (213)       (216)
   Federal alternative minimum tax credits                   191         142
   Litigation/environmental costs                            161         108
   Depletion                                                 139         169
   Exploratory costs                                         155         140
   Future abandonment costs                                  141         133
   Postretirement benefit costs                               78          81
   1995 federal net operating loss carryforward                -          94
   Other deferred tax assets                                 186         175
----------------------------------------------------------------------------
      Total                                                $(270)    $  (528)
----------------------------------------------------------------------------

  No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. If distributed, no additional U.S. tax is expected due to the availability of foreign tax credits. Such undistributed earnings for tax purposes, excluding previously taxed earnings, are estimated at $1 billion as of December 31, 1996.

  At year-end 1996, the company had approximately $100 million of unused foreign tax credits with various expiration dates through the year 2002. No deferred tax asset for these foreign tax credits is recognized for financial statement purposes. The company had approximately $15 million of federal business tax credit carryforwards that will expire between the years 2003 and 2010.

  The federal alternative minimum tax credits are available to offset future U.S. federal income taxes on an indefinite basis.

NOTE 11 - INVENTORIES


Millions of Dollars                  1996     1995
---------------------------------------------------
Crude oil and condensate            $  5     $  6
Refined products                       7        7
Agricultural products                 41       40
Minerals                              21       30
Supplies, merchandise and other       51       50
---------------------------------------------------
      Total                         $125     $133
---------------------------------------------------

  The inventory amounts above exclude $225 million and $227 million for 1996 and 1995, respectively, for discontinued operations.

  The current replacement cost of inventories exceeded the LIFO inventory value included above by $18 million and $17 million at December 31, 1996 and 1995, respectively.

  Petroleum refining, marketing and transportation inventories at December 31, 1996 have been included in net assets of discontinued operations. The current replacement cost of these inventories exceeded the LIFO inventory value by $148 million.

NOTE 12 - PROPERTIES AND CAPITAL LEASES

  Investments in owned and capitalized leased properties at December 31, 1996 and 1995 are set forth below. Total accumulated depreciation, depletion and amortization for continuing operations was $9,502 million and $10,179 million at December 31, 1996 and 1995, respectively.

                                                1996                 1995
                                         -------------------- ----------------------
Millions of Dollars                       Gross       Net      Gross       Net
------------------------------------------------------------- ----------------------
Owned properties (at cost)
   Petroleum operations:
      Exploration
         United States                     $    80    $   32    $   113     $   45
         Far East                               30        20        119         71
         Other Foreign                          57        19         54         19
      Production
         United States                       6,779     2,218      7,994      2,676
         Far East                            3,745     1,314      2,977        870
         Other Foreign                       1,058        78      1,376        365
------------------------------------------------------------- ----------------------
         Total                              11,749     3,681     12,633      4,046
   Geothermal Operations                       763       307        995        382
   Diversified Business Group
      Agricultural Products                    659       212        650        221
      Carbon & Minerals                        173        71        140         45
      Pipelines                                332       103        330         99
   Corporate and unallocated                   402       215        465        254
------------------------------------------------------------- ----------------------
      Total owned properties                14,078     4,589     15,213      5,047
Capitalized leased properties                   14         1         17          4
------------------------------------------------------------- ----------------------
         Total continuing operations        14,092     4,590     15,230      5,051
Discontinued operations                          -         -      3,310      2,058
------------------------------------------------------------- ----------------------
            Total                          $14,092    $4,590    $18,540     $7,109
------------------------------------------------------------- ----------------------

  Net property, plant and equipment of $2,162 million ($3,520 million gross) for discontinued operations at December 31, 1996 has been reflected in the net assets of discontinued operations (see Note 3).

NOTE 13 - RETIREMENT PLANS

  The company and its subsidiaries have several non-contributory retirement plans covering substantially all employees. Plan benefits are primarily based on years of service and employees' compensation near retirement. All U.S. plans are administered by corporate trustees. There was no company contribution to the principal U.S. plan during the years 1994 through 1996 as plan assets substantially exceeded the pension obligations. At year-end 1996, plan assets principally consisted of equity securities, U.S. government and agency issues, corporate bonds and cash.

  Employees of certain foreign subsidiaries of the company are covered by separate plans. Total obligations for all foreign plans are not material.

 Pension costs for the funded U.S. plans include the following components:


Millions of Dollars                                                                    1996    1995    1994
-------------------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year                                         $  29   $  21   $  24
Interest cost on projected benefit obligation                                             53      52      49
Actual return on plan assets                                                            (143)   (225)      9
Net amortization and deferral                                                             29     129    (109)
Net (gain) loss from partial settlement of obligation and curtailment of operations       13      (7)     (4)
-------------------------------------------------------------------------------------------------------------
Net pension income                                                                     $ (19)  $ (30)  $ (31)
-------------------------------------------------------------------------------------------------------------


  Net loss from partial settlement of obligation and curtailment of operations for 1996 includes a loss of $15 million associated with discontinued operations (see Note 3).

  The following table sets forth the plans' funded status and amounts recognized in the Consolidated Balance Sheet at December 31, 1996 and 1995:


Millions of Dollars                                          1996      1995
-------------------------------------------------------------------------------
Plan assets at fair value                                   $1,116      $1,053
-------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
    Vested benefits                                            668         636
    Nonvested benefits                                          15          24
-------------------------------------------------------------------------------
Accumulated benefit obligation                                 683         660
Effect of projected future salary increases                     75          78
-------------------------------------------------------------------------------
Projected benefit obligation                                   758         738
-------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation          358         315
Unrecognized net loss                                           75         115
Unrecognized net assets                                        (40)        (63)
Unrecognized prior service cost                                 17          24
-------------------------------------------------------------------------------
   Prepaid pension cost                                     $  410      $  391
-------------------------------------------------------------------------------

  The assumed rates used to measure the projected benefit obligation and the expected earnings on plan assets were as follows:

                                                  1996    1995     1994
                                                -----------------------
Weighted-average discount rate                   7.25%   7.25%    8.50%
Increase in future compensation levels           4.00%   4.00%    5.00%
Expected long-term return on plan assets         9.50%   9.50%    9.75%

  The amount of benefits which can be covered by the funded plans described above are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Therefore, the company has a supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The amounts expensed for this plan were $2 million, $5 million and $5 million in 1996, 1995 and 1994, respectively. The accumulated obligation recognized in the Consolidated Balance Sheet at December 31, 1996 was $20 million.

  The company has established a grantor trust to provide funding for the benefits payable under the supplemental retirement plan. Total assets held in the trust at December 31, 1996 and 1995 amounted to $16 million and $14 million, respectively.

NOTE 14 - POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT PLANS

  The company's medical plan provides health care benefits for eligible employees and retired employees. Employees may become eligible for postretirement benefits if they reach the normal retirement age while working for the company. The plan is contributory and the benefits are subject to deductibles and co-payments.

  The following table sets forth the postretirement benefit obligation recognized in the Consolidated Balance Sheet at December 31, 1996 and 1995:


Millions of Dollars                                        1996    1995
-----------------------------------------------------------------------
Accumulated postretirement benefit obligations:
   Retirees                                               $130    $134
   Fully eligible active employees                          20      23
   Other active employees                                   50      52
-----------------------------------------------------------------------
      Total                                                200     209
Unrecognized gain and prior service cost                    24       4
-----------------------------------------------------------------------
      Accrued postretirement benefit cost                 $224    $213
-----------------------------------------------------------------------


 Net periodic postretirement benefits cost is comprised of the following components:


Millions of Dollars         1996            1995            1994
-----------------------------------------------------------------
Service cost                $ 7             $ 4             $ 6
Interest cost                15              15              15
-----------------------------------------------------------------
      Total                 $22             $19             $21
-----------------------------------------------------------------

  The accumulated postretirement benefit obligation at December 31, 1996 was determined using a discount rate of 7.25 percent. The health care cost trend rates used in measuring the 1996 benefit obligations were 6.0 percent for under age 65 and 5.8 percent for age 65 and over, gradually decreasing to 5.0 percent by the year 2001 and remaining at that level thereafter. The rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $23 million and net periodic benefits cost by $3 million.

  The company also provides benefits such as workers' compensation and disabled employees' medical care to former or inactive employees after employment but before retirement. The accumulated postemployment benefit obligation was $20 million as of December 31, 1996 and $16 million as of December 31, 1995.

  The reduction in projected postretirement benefit plan cost associated with discontinued operations was $17.5 million and was reflected in loss on disposal in the December 31, 1996 Consolidated Earnings Statement (see Note 3).

NOTE 15 - LONG-TERM DEBT AND CREDIT AGREEMENTS

 The following table summarizes the company's long-term debt:


Millions of Dollars                                              1996              1995
---------------------------------------------------------------------------------------
Bonds and debentures
   9-1/4% Debentures due 2003                                 $  250            $  250
   9-1/8% Debentures due 2006                                    200               200
   6-1/8% to 7-7/8% Industrial Development Revenue
      Bonds due 1998 to 2008                                      23                71
   Swiss Franc Bonds due 1996 (5.25%)                              -               175
   Deutsche Mark Bonds due 1998 (6.125%)                         162               175
Notes
   Commercial paper  (6.68%) (a)                                  64               650
   Medium-term notes due 1997 to 2015 (8.11%) (a)              1,067             1,075
   Bank Credit Agreement  (5.78%) (a)                            250               105
   Revolving credit facilities (5.95%) (a)                       180               130
   9-3/4% Notes due 2000                                         250               250
   8-3/4% Notes due 2001                                         200               200
   6-3/8% Notes due 2004                                         200               200
   7-1/5%  Notes due 2005                                        200               200
Other miscellaneous debt                                           9                15
---------------------------------------------------------------------------------------
      Total                                                    3,055             3,696
      Less current portion of long-term debt                     115                 4
---------------------------------------------------------------------------------------
      Total long-term debt                                    $2,940            $3,692
---------------------------------------------------------------------------------------
(a)  Weighted average interest rate at December 31, 1996


  The amounts of long-term debt maturing in 1998, 1999, 2000 and 2001 are $374 million, $167 million, $759 million and $267 million, respectively.

  During 1996, the company reduced long-term debt $641 million from the year-end 1995 level, primarily with the proceeds from the sale of its California oil and gas producing properties.

  In addition, the company's new borrowings during 1996 consisted of: $100 million in medium-term notes with interest rates ranging from 5.94% to 6.23% and maturity dates ranging from 2003 to 2006 and $50 million under a $250 million revolving credit facility. The proceeds were used principally to retire Swiss Franc Bonds. In December 1996, the company repurchased approximately $100 million in medium-term notes with proceeds from commercial paper.

  During 1996, the company was party to revolving credit facilities with syndicates of major international banks, in order to provide support for its working capital requirements for overseas operations. The company borrowed an additional $50 million under a $250 million revolving credit facility that was established in 1993 for the purpose of funding its oil and gas development program in Thailand. This revolving credit facility terminates December 15, 2000. During 1996, the company terminated its $45 million revolving credit facility for operations in the Netherlands and $25 million revolving credit facility with a Canadian bank. The entire committed amounts on these facilities were unborrowed at the time of termination. Borrowings under these credit facilities bear interest at different margins above London Interbank Offered Rates (LIBOR) and the agreements call for facility fees on either the total or undrawn commitment.

  The Bank Credit Agreement provides a revolving credit of $1.2 billion through June 2000 at interest rates based on LIBOR and requires a facility fee on the total commitments. Of the total, $250 million had been borrowed at December 31, 1996. This agreement is available for general corporate purposes, including the support of commercial paper. The $200 million 364-day credit facility established in 1995, which has a March 1997 maturity date and annual renewal requirement, was undrawn at year-end 1996. The company has other undrawn letters of credit for approximately $128 million. The majority are maintained for operational needs.

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

NOTE 16 - LEASE RENTAL OBLIGATIONS

  Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year, excluding those related to discontinued operations, are as follows:


Millions of Dollars
--------------------------------------------------
1997                                         $ 48
1998                                           43
1999                                           32
2000                                           31
2001                                           25
Balance                                       104
--------------------------------------------------
   Total minimum lease payment               $283
--------------------------------------------------

  Net operating rental expense included in consolidated earnings, excluding those related to discontinued operations, is as follows:


Millions of Dollars                                                1996            1995            1994
-------------------------------------------------------------------------------------------------------
Fixed rentals                                                      $73             $79             $80
Contingent rentals (based primarily on sales and usage)             11              12              14
Sublease rental income                                              (3)             (2)             (3)
-------------------------------------------------------------------------------------------------------
   Net expense                                                     $81             $89             $91
-------------------------------------------------------------------------------------------------------

NOTE 17 - FINANCIAL INSTRUMENTS

  Unocal does not hold or issue financial instruments for trading purposes.

  Notional amounts are not included in the Consolidated Balance Sheet and generally exceed the future cash requirements relating to the instruments.

  The counterparties to the company's financial instruments are regulated exchanges or major international financial institutions with high credit ratings. Even though the company may be exposed to losses in the event of non-performance by these counterparties, it does not anticipate that such losses will be realized. In the opinion of management, the off-balance-sheet risk associated with these instruments is minimal and immaterial.

 FOREIGN CURRENCY FORWARD AND SWAP CONTRACTS

  Unocal enters into various foreign currency forward and swap contracts to manage its exposures to adverse impacts of foreign currency fluctuations under debt and other obligations. Foreign currency gains or losses on the outstanding contracts essentially offset the foreign currency gains or losses of the underlying obligations.

  During 1986, the company entered into two currency swap agreements to hedge foreign currency exchange exposures related to the interest and principal payments on the company's Swiss Franc bonds due in 1996 and Deutsche Mark bonds due in 1998. During 1996, the company retired at maturity the $110 million Swiss Franc bond issue and the corresponding $55 million currency swap agreement. The Deutsche Mark swap has the same maturity as the related underlying debt. At year-end 1996 and 1995, the aggregate notional principal amount of the Deutsche Mark swap agreement was $110 million. At year-end 1996, this currency swap agreement had a fair value of approximately $52 million, based on dealer quotes, which is included in long-term receivables on the Consolidated Balance Sheet.

  In addition, the company had two currency swap agreements outstanding on borrowings of its Canadian subsidiary, with notional amounts totaling $250 million at year-end 1996. The agreements, entered into by the subsidiary, have the effect of changing the subsidiary's U.S. dollar denominated borrowings into its functional Canadian currency. The objective of these agreements is to limit the subsidiary's exposure to currency exchange gains and losses. The parent company also has two currency swap agreements to offset the subsidiary's currency swaps with the objective of maintaining the underlying debt in U.S. dollars for reporting in the consolidated financial statements. The maturities of the agreements range from 1999 to 2000, which generally correspond to the related debt obligations. The net fair value of the currency swap agreements at year-end 1996 and 1995, based on dealer quotes, was approximately zero.

  In December 1996, the company closed out its currency forward contracts which were used to hedge a series of known obligations denominated in Pounds Sterling and due during the period from January 1997 to July 2000. These contracts were closed-out at a realized gain of $3.1 million.

INTEREST RATE SWAPS

  The company enters into interest rate swap agreements to manage its debt with the objective of minimizing the company's borrowing costs. Net payments or receipts under the agreements are recorded in interest expense on a current basis. The related amounts payable to, or receivable from, the counterparties are included in interest payable on the Consolidated Balance Sheet.

  In 1994, the company entered into a three-year interest rate swap with a notional amount of $25 million. This swap was entered into to hedge $25 million in medium-term notes. The company pays interest at a floating rate based on LIBOR and receives interest at a fixed rate of 6.7 percent. At year-end 1996 and 1995, the floating interest rates were 5.7 percent and 5.8 percent, respectively. At year-end 1996 and 1995, the interest rate swap agreements had aggregate fair values of approximately $0.1 million in assets and $12 million in liabilities, respectively, based on quoted market prices of comparable instruments.

OTHER

  The company uses commodity futures contracts with maturities of one year or less to hedge the impact of fluctuations in prices of crude oil and natural gas. Realized and unrealized changes in the market value of futures contracts are deferred until the hedged transaction is recognized. Notification to the Board of Directors is required if the company hedges more than 15 percent of its production of oil and gas, refined products, and of crude oil purchased for refinery supply.

  At December 31, 1996, contracts covering 508 thousand barrels of crude oil and
5.64 billion cubic feet of natural gas with notional amounts totaling $13 million for crude oil and $15 million for natural gas were outstanding. At December 31, 1995, the company had outstanding contracts covering 225 thousand barrels of crude oil and 1.02 billion cubic feet of natural gas with notional amounts totaling $4 million for crude oil and $2 million for natural gas. The fair values of the contracts, based on quoted market prices, were insignificant at year-end 1996 and 1995.

  As of December 31, 1996 and 1995, the carrying amounts of certain financial instruments employed by the company, including cash, cash equivalents, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

  The estimated fair value of the company's long-term debt was $3,184 million and $3,983 million at year-end 1996 and 1995, respectively. The fair values of debt instruments were based on the discounted amount of future cash outflows using the rates offered to the company for debt with similar remaining maturities.

  The estimated fair value of Unocal Capital Trust's 6-1/4 percent convertible preferred securities at year-end 1996 was $591 million. The fair value of the preferred securities was based on the trading price of the preferred securities on December 31, 1996.

CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited because there are a large number of customers in the company's customer base spread across many industries and geographic areas. As of December 31, 1996 and 1995, the company had no significant concentrations of credit risk.

NOTE 18 - ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES

  At December 31, 1996, the company had accrued $500 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominately accrued for on a units-of-production basis and are estimated to be approximately $675 million. This estimate was derived in large part from abandonment cost studies performed by an outside firm and is used to calculate the amount to be amortized.

  At December 31, 1996, the company's reserve for environmental remediation obligations totaled $250 million, of which $73 million was included in other current liabilities. The reserve includes estimated probable future costs of $27 million for federal Superfund and comparable state-managed multiparty disposal sites; $26 million for formerly-operated sites for which the company has remediation obligations; $60 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $77 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $60 million for active sites owned and/or controlled by the company and utilized in its present operations.

NOTE 19 - CONTINGENT LIABILITIES

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

  As disclosed in Note 18, at year-end 1996 the company had accrued $250 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $160 million.

  Between August 22 and September 6, 1994, a chemical known as "Catacarb" was released into the environment at the company's San Francisco Refinery near Rodeo, California. Persons in the surrounding area have claimed that they were exposed to the chemical in varying degrees. Since September 22, 1994, fifty-three lawsuits have been filed by or on behalf of all persons, alleged to be several thousand, claiming that they or their property were adversely affected by the releases. Fifty-one of the lawsuits have been consolidated in the Superior Court for Contra Costa County. The First Amended Model Complaint in this consolidated action, filed February 1, 1995, on behalf of individual plaintiffs and purported classes of plaintiffs, alleges personal injury, emotional distress and increased risk of future illness on behalf of the named plaintiffs and all persons present in and around or downwind from the San Francisco refinery, and property damage and loss or diminution of property value on behalf of all owners of real and personal property in the vicinity of the Refinery, resulting from the release of Catacarb by the Refinery. Certain individual plaintiffs allege injury from alleged subsequent releases at the Refinery of hydrogen sulfide and other chemicals. The Model Complaint seeks compensatory and punitive damages in unspecified amounts, equitable relief including the creation of a fund for medical monitoring and treatment of plaintiffs and members of the purported classes, statutory penalties and other relief. The company has reached agreement with plaintiffs to certify a mandatory non-opt out punitive damages class. Plaintiffs have withdrawn their class claims for personal injury and property damage. In early November 1996, the trial court issued an order declining to certify a medical monitoring class.

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

  The most significant issue relates to an IRS challenge of a $341 million deduction taken by the company in its 1985 tax return for amounts paid under a settlement agreement with Mesa Petroleum, T. Boone Pickens and Drexel Burnham Lambert, Incorporated, and certain others which ended a hostile takeover attempt by that group. The IRS contends that the deduction is not allowable because the payment was related solely to the purchase of the company's common stock. Although the company did purchase shares under the settlement agreement, it properly reflected the purchase in its records at the fair market value of the shares purchased. The deduction at issue relates to that portion of the payment made under the settlement agreement that exceeded the value of the shares purchased. The company intends to vigorously dispute the IRS' assertions. If the IRS was ultimately to prevail, the company would owe $157 million of tax for 1985 plus tax deductible interest estimated at $307 million as of December 31,
1996.   As noted above, the company is working with the IRS to resolve this matter without litigation. Should that effort fail, final resolution of this matter is likely to be several years away as the matter is not yet before a court.

  The second issue relates to an IRS challenge of a continued deferral of intercompany gains which arose from sales of property between subsidiaries in 1982 and 1983. The IRS contends that the $201 million balance of deferred gain must be recognized in the company's taxable income for 1985 when the subsidiaries contributed the property to a wholly-owned master limited partnership. The company intends to vigorously dispute the IRS' assertions. If the IRS was ultimately to prevail, the company would owe $92 million in tax for 1985, but would receive credits or refunds for offsetting deductions in later years. For 1986 and 1987 the credits or refunds would total $35 million. In addition to tax, the company would owe tax deductible interest estimated at $125 million as of December 31, 1996. As noted above, the company is working with the IRS to resolve this matter without litigation. Should that effort fail, final resolution of this matter is likely to be several years away as the matter is not yet before a court.

  The total amount of tax and interest that the company would be required to pay if the IRS was ultimately to prevail on both of the issues described in the two preceding paragraphs is substantially less than the sum of the amounts. As a result of the interplay of these issues, application of foreign tax credits and overpayments related to other issues, the total amount of tax and interest is estimated at $400 million as of December 31, 1996.

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

NOTE 20 - TRUST CONVERTIBLE PREFERRED SECURITIES

  On September 11, 1996 Unocal exchanged 10,437,873 new 6-1/4 percent Trust convertible preferred securities of Unocal Capital Trust, a Delaware business trust (the Trust), for 9,352,962 shares of Unocal's $3.50 convertible preferred stock which were tendered in response to Unocal's exchange offer. Unocal acquired the preferred securities, which have an aggregate liquidation value of $522 million, from the Trust, together with 322,821 common securities of the Trust, which have an aggregate liquidation value of $16 million, in exchange for $538 million principal amount of 6-1/4 percent convertible junior subordinated debentures of Unocal. The convertible preferred securities and common securities of the Trust represent undivided beneficial interests in the debentures, which are the sole assets of the Trust.

  A charge to retained earnings of $54 million was recorded for the exchange to reflect the excess of the $522 million carrying value of the convertible preferred securities issued (which amount was based on the market value of the shares of Unocal common stock into which the tendered shares of $3.50 convertible preferred stock could have been converted) over the $468 million carrying value of the tendered shares.

  The convertible preferred securities have a liquidation value of $50 per security and are convertible into shares of Unocal common stock at a conversion price of $42.56 per share, subject to adjustment upon the occurrence of certain events. Distributions on the convertible preferred securities are cumulative at an annual rate of 6-1/4 percent of their liquidation amount and are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year to the extent that the Trust receives interest payments on the debentures, which payments are subject to deferral by Unocal under certain circumstances.

  Upon repayment of the debentures by Unocal, whether at maturity, upon redemption or otherwise, the proceeds thereof must immediately be applied to redeem a corresponding amount of the preferred securities and the common securities of the Trust. The debentures mature on September 1, 2026, and may be redeemed, in whole or in part, at the option of Unocal, at any time on or after September 3, 2000, at a redemption price initially equal to 103.75 percent of the principal amount redeemed, declining annually to 100 percent of the principal amount redeemed in 2006, plus accrued and unpaid interest thereon to the redemption date. The debentures, and hence the convertible preferred securities, may become redeemable at the option of Unocal upon the occurrence of certain special events or restructuring transactions.

  The Trust is accounted for as a consolidated subsidiary of Unocal, with the debentures and payments thereon by Unocal to the Trust eliminated in the consolidated financial statements. The payment obligations of the Trust under the convertible preferred securities are unconditionally guaranteed on a subordinated basis by Unocal. Such guarantee, when taken together with Unocal's obligations under the debentures and the indenture pursuant to which the debentures were issued and its obligations under the amended and restated declaration of trust governing the Trust, provides a full and unconditional guarantee by Unocal of the Trust's obligations under the convertible preferred securities.

  On September 11, 1996, Unocal called the 897,038 unexchanged shares of the $3.50 convertible preferred stock for redemption. All of these shares were converted by the holders into 1,458,575 shares of Unocal common stock prior to the October 11, 1996 redemption date.

NOTE 21 - CAPITAL STOCK

 COMMON STOCK


------------------------------------------------------------------------------------
Authorized - 750,000,000
$1.00 Par value per share

Thousands of Shares                      1996              1995              1994
------------------------------------------------------------------------------------
Outstanding at beginning of year       247,310           244,199           241,324
Issuance of common stock                 3,361             3,111             2,875
------------------------------------------------------------------------------------
Outstanding at end of year             250,671           247,310           244,199
------------------------------------------------------------------------------------


  At December 31, 1996, there were approximately 12.3 million shares reserved for the conversion of preferred securities, 14.8 million shares for the company's employee benefit plans and Directors' Restricted Stock Plan and 4.7 million shares for the company's Dividend Reinvestment and Common Stock Purchase Plan.

 PREFERRED STOCK

  The company has authorized 100,000,000 shares of preferred stock with a par value of $0.10 per share. In July 1992, the company issued 10,250,000 shares of $3.50 convertible preferred stock. During 1996, all outstanding shares of convertible preferred stock were exchanged for 6-1/4 percent Trust convertible preferred securities of Unocal Capital Trust or were converted into Unocal common stock (see Note 20).

  Prior to the exchange and conversion, the preferred stock accrued annual dividends of $3.50 per share. The dividends were cumulative and payable quarterly in arrears, when and as declared by Unocal's Board of Directors. Holders of the preferred stock had no voting rights, however, there were certain exceptions including the right to elect two additional directors if the equivalent of six quarterly dividends payable on the preferred stock were missed.

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

The Rights expire on January 29, 2000, unless previously redeemed by the Board. The Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings of the company. As of December 31, 1996, none of the Series A preferred stock had been issued nor had the Rights become exercisable.

NOTE 22 - STOCK-BASED COMPENSATION PLANS

  Under the company's Special Stock Option Plan of 1996, Long-Term Incentive Plans of 1991 and 1985, and the Directors' Restricted Stock Plan, non-qualified stock options, restricted stock, performance shares and other common stock-based awards are granted to executives, directors and certain employees to provide incentives and rewards to enhance the profitability of the company and increase shareholder value. The 1996, 1991 and 1985 plans authorized up to 1.1 million, 11 million and 4.5 million shares of common stock, respectively for stock options, restricted stock and performance share awards. The directors' plan authorizes the issuance of up to 300,000 shares of common stock. Stock options granted have a maximum life of ten years and vest over a three-year period at a rate of 50% the first year and 25% per year for the two succeeding years. The option price will not be less than the fair market value of the company's common stock on the date the option is granted. Restrictions may be imposed for a period of five years on certain shares acquired through the exercise of options granted after 1990.

  Generally, restricted stock awards are based on the average closing price of the company's common stock for the last 30 trading days of the year prior to the grant date. Restricted shares are not delivered until the end of the restricted period which does not exceed ten years. Performance share awards have a four-year term and are paid out 50 percent in shares of common stock and 50 percent in cash. The awards are paid out based on the return of the company's common stock relative to the average return on the common stock of a peer group of companies.

A summary of the company's stock plans as of December 31, 1994, 1995 and 1996, and changes during the years ending on those dates is presented below:

                                                                                     Weighted        Weighted
                                                                                     Average Option  Average Grant
                                                             Number of               Exercise Price  Date Fair Value
                                                           Options/Shares            Per Share       Per Share
-------------------------------------------------------------------------------------------------------------
Options Outstanding at January 1, 1994                            3,477,880              $25         $   -
Options granted during year                                         819,628              26              26
Options exercised during year                                      (133,455)             20              -
Options canceled/forfeited during year                             (119,836)             28              -
Options expired during year                                              -               -               -
                                                        ---------------------
Options Outstanding at December 31, 1994                          4,044,217              25              -
Options Exercisable at December 31, 1994                          2,906,236              25              -
Restricted stock awarded during year                                178,418              -               26
Performance shares awarded during year                              295,692              -               26
-------------------------------------------------------------------------------------------------------------

                                                                                               Weighted        Weighted
                                                                                               Average Option  Average Grant
                                                                         Number of             Exercise Price  Date Fair Value
                                                                       Options/Shares          Per Share       Per Share
-----------------------------------------------------------------------------------------------------------------------
Options Outstanding at January 1, 1995                                      4,044,217              25              -
Options granted during year                                                   856,189              28              28
Options exercised during year                                                (272,817)             21              -
Options canceled/forfeited during year                                       (145,710)             29              -
Options expired during year                                                    (8,644)             24              -
                                                                       -----------------
Options Outstanding at December 31, 1995                                    4,473,235              26              -
Options Exercisable at December 31, 1995                                    3,296,294              25              -
Restricted stock awarded during year                                          141,339              -               29
Performance shares awarded during year                                        303,449              -               29
-----------------------------------------------------------------------------------------------------------------------
Options Outstanding at January 1, 1996                                      4,473,235              26              -
Options granted during year                                                 2,107,112              33              33
Options exercised during year                                              (1,328,954)             24              -
Options canceled/forfeited during year                                        (47,060)             30              -
Options expired during year                                                        -               -               -
                                                                       -----------------
Options Outstanding at December 31, 1996                                    5,204,333              29              -
Options Exercisable at December 31, 1996                                    2,747,611              27              -
Restricted stock awarded during year                                          152,169              -               33
Performance shares awarded during year                                        306,713              -               33
-----------------------------------------------------------------------------------------------------------------------

  Under the Plans of 1996, 1991 and the Directors' Plan, there were 19,901 shares, 4,195,976 shares and 225,605 shares, respectively, available at year-end 1996 for stock option awards as well as other awards. No additional grants may be awarded under the 1985 Plan.

  Significant option groups outstanding at December 31, 1996 and related weighted average price and life information follows:


                  Options Outstanding                                   Options Exercisable
-------------------------------------------------------------------------------------------------
                                     Weighted        Weighted                            Weighted
                   Number            Average         Average         Number              Average
Range of         Outstanding         Remaining       Exercise        Exercisable         Exercise
Exercise prices  at 12/31/96         Life (years)     Price          at 12/31/96          Price
-------------------------------------------------------------------------------------------------
    $21 - $24       841,674             3.9              $22            841,674              $22
    $26 - $29     1,936,419             7.3              $28          1,338,730              $28
    $30 - $33     2,426,240             9.0              $33            567,207              $31
-------------------------------------------------------------------------------------------------


  The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


                          1996            1995            1994
---------------------------------------------------------------
Expected life (years)      4               4               4
Interest rate              6.1%            6.9%            6.1%
Volatility                23.8%           20.9%           23.7%
Dividend yield             2.4%            2.8%            3.0%
---------------------------------------------------------------


  The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation. Stock-based compensation expense recognized in the company's consolidated earnings statement was $36 million in 1996, $18 million in 1995 and $14 million in 1994. Had the company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated below:


Millions of Dollars
Except per share amounts             1996            1995            1994
--------------------------------------------------------------------------
Net earnings (loss)
   As reported                        $36            $260           ($153)
   Pro forma                           32             257            (156)
Net earnings (loss) per share
   As reported                      $0.07           $0.91          ($0.78)
   Pro forma                         0.06            0.90           (0.79)
--------------------------------------------------------------------------


NOTE 23 - SUMMARIZED FINANCIAL DATA OF UNION OIL

  Unocal Corporation is the parent of Union Oil Company of California. Virtually all operations are conducted by Union Oil and its subsidiaries.

  Summarized financial information for Union Oil and its consolidated subsidiaries is presented below:


                                                                      For Years Ended
Millions of Dollars                                                    1996               1995               1994
-----------------------------------------------------------------------------------------------------------------
Total revenues                                                     $5,328             $4,389             $4,272
Total costs and other deductions, including income taxes            4,860              4,138              4,161
-----------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before cumulative
   effect of accounting change                                     $  468             $  251             $  111
Discontinued operations
   Earnings from operations (net of taxes)                             71                 11                 14
   Loss on disposal (net of taxes)                                   (491)                -                  -
Cumulative effect of accounting change                                 -                  -                (277)
-----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                $   48             $  262              ($152)
-----------------------------------------------------------------------------------------------------------------


                                                                                             At December 31
Millions of Dollars                                                                     1996               1995
-----------------------------------------------------------------------------------------------------------------
Current assets                                                                        $3,228             $1,576
Noncurrent assets                                                                      5,905              8,328
Current liabilities                                                                    1,622              1,309
Noncurrent liabilities                                                                 4,704              5,645
Shareholder's equity                                                                   2,807              2,950
------------------------------------------------------------------------------------------------------------------


NOTE 24 - INVESTMENTS IN AFFILIATES

  Investments in affiliated companies accounted for by the equity method were $578 million, $386 million and $369 million at December 31, 1996, 1995 and 1994, respectively. Dividends or cash distributions received from these affiliates were $89 million, $88 million and $84 million for the same years, respectively. These affiliated companies are primarily engaged in pipeline ventures, refining and marketing operations, and the manufacture of needle coke.

  The excess of the company's investments in Colonial Pipeline Company and West Texas Gulf Pipeline Company over its shares in the related underlying equity in net assets is being amortized on a straight-line basis over a period of 40 years. The remaining unamortized balance at December 31, 1996 was $103 million.

  The company has a 50 percent interest in The UNO-VEN Company (UNO-VEN), a refining and marketing partnership in the midwestern United States. The company's share of the underlying equity in the net assets of UNO-VEN over the carrying value of its investment is being amortized on a straight-line basis over a period of 25 years. The remaining unamortized balance at December 31, 1996 was $54 million. In 1996, the company executed a letter of intent to restructure UNO-VEN.

  Summarized financial information for these equity investees, excluding investees of discontinued operations, is shown below.


                                    1996                 1995                 1994
                            --------------------------------------------------------------
                                        Unocal's             Unocal's             Unocal's
Millions of Dollars           Total      Share      Total    Share       Total    Share
------------------------------------------------------------------------------------------

Revenues                      $2,786     $1,155     $2,350     $947      $2,060     $825
Costs and other
   deductions                  2,440      1,049      2,057      870       1,780      742
Net earnings                     346        106        293       77         280       83
------------------------------------------------------------------------------------------
Current assets                $  792     $  334     $  612     $244      $  419     $177
Noncurrent assets              2,546        800      1,846      568       1,861      576
Current liabilities              711        266        568      212         381      152
Noncurrent liabilities         1,228        366      1,012      273       1,038      291
Net equity                     1,399        502        878      327         861      310
------------------------------------------------------------------------------------------



NOTE 25 - SALE OF ACCOUNTS RECEIVABLE

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

  The $200 million proceeds from the sale were used to reduce borrowings and are reflected as a reduction of accounts receivable in the Consolidated Balance Sheet and as operating cash flows in the Consolidated Statement of Cash Flows. The cost of the program was $12 million in 1996 and $1 million in 1995. The costs of the program were included in operating expense in the Consolidated Earnings Statement.


NOTE 26 - SEGMENT AND GEOGRAPHIC DATA

  The company's continuing operations include exploration and production, geothermal, agricultural products and carbon and minerals. Exploration and production involves the exploration for, and the production, sale and marketing of crude oil and natural gas. Geothermal involves the exploration for, and the production and sale of, geothermal resources and the construction and eventual operation of electrical generating plants served by the resources. Agricultural Products involves the manufacture, transportation and marketing of nitrogen-based products for agricultural and industrial uses. Carbon and Minerals involves the production and marketing of petroleum coke, graphites, solvents and specialty minerals.

  Unocal has domestic oil and gas operations in the Louisiana/Gulf, Alaska and Central U.S. regions. In April 1996, the company sold essentially all of its California oil and gas producing properties. Most of the company's crude oil produced in the United States is sold to third parties. A substantial portion of the natural gas produced domestically is sold to third parties under contracts having terms of less than two years. The remainder is sold to third parties in the spot market or is used in the company's agricultural products operations.

  Unocal has oil and gas production in six foreign countries: Thailand, Indonesia, Canada, the Netherlands, the United Kingdom and Zaire. The company sells most of its foreign natural gas production to third parties under long-term contracts. The crude oil and condensate produced overseas are primarily sold to third parties at spot market prices.

  The Geothermal Operations segment supplies geothermal steam for power generation, with major operations in California, the Philippines and Indonesia. This segments' current activities include constructing power plants in Indonesia to capitalize on market-to-resource opportunities.

  Agricultural Products manufactures and markets nitrogen-based products for wholesale agricultural and industrial markets supplying the western United States and the Pacific Rim. Carbon and Minerals produces and markets petroleum coke, graphites, solvents and specialty minerals. Pipelines principally includes the company's equity interests in affiliated pipeline companies. Other includes the company's equity interest in UNO-VEN.

  The Corporate and Unallocated category includes the New Ventures group which pursues foreign energy business development projects. Examples of ongoing New Ventures project investments are common carrier pipelines, liquefied petroleum gas plants and power generation plants. The main areas of interest for development opportunities currently include Azerbaijan, Myanmar, Turkmenistan, Pakistan, China, Vietnam, Latin America and Bangladesh. Corporate also includes all unallocated corporate items and miscellaneous operations. In addition, this category, particularly for prior years, includes the financial data related to businesses that were sold or being phased-out.


Millions of Dollars                                   1996              1995              1994              1993              1992
----------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Exploration and Production
      United States                               $3,168            $2,477            $2,501            $2,703            $2,824
      Foreign                                      1,664             1,345             1,258             1,146             1,365
   Geothermal Operations                              45               133               139               142               134
   Diversified Business Group
      Agricultural Products                          530               509               378               331               324
      Carbon and Minerals                            293               271               241               220               220
      Pipelines                                      120               120                92                90                84
      Other                                           27                16                30                26                32
   Corporate and Unallocated                          66                86               138               592             1,907
   Intersegment Eliminations                        (585)             (568)             (505)             (520)             (643)
----------------------------------------------------------------------------------------------------------------------------------
      Total revenues from continuing operations    5,328             4,389             4,272             4,730             6,247
Discontinued operations (a)                        4,271             4,036             3,693             3,614             3,814
----------------------------------------------------------------------------------------------------------------------------------
      Total                                       $9,599            $8,425            $7,965            $8,344           $10,061
----------------------------------------------------------------------------------------------------------------------------------
(a)  1996 excludes $609 million for November 17, 1996 - December 31, 1996 which was included in loss on disposal in the Consolidated Earnings Statement.


Millions of Dollars                                  1996            1995            1994            1993            1992
-----------------------------------------------------------------------------------------------------------------------------------
Earnings:
   Exploration and Production
      United States                                  $669            $386            $289            $376            $346
      Foreign                                         546             330             407             390             377
   Geothermal Operations                              (76)             47              57              51              34
   Diversified Business Group
      Agricultural Products                           152             113              43              27              24
      Carbon and Minerals                              59              72              62              45              21
      Pipelines                                        86              82              70              67              64
      Other                                            22              15              29              26              32
   Corporate and Unallocated
      Administrative and general expense             (126)           (127)           (137)            (98)           (102)
      Net interest expense                           (256)           (257)           (255)           (279)           (356)
      Environmental and litigation expense           (230)           (148)           (293)           (130)            (98)
      New Ventures                                    (36)             -               -               -               -
      Other                                           (52)            (38)             (1)             10             (37)
---------------------------------------------------------------------------------------------------------------------------
Pre-tax earnings from continuing operations before
   cumulative effect of accounting changes            758             475             271             485             305
Income taxes                                         (302)           (226)           (161)           (213)           (137)
---------------------------------------------------------------------------------------------------------------------------
         Earnings from continuing operations          456             249             110             272             168
Discontinued operations                              (420)             11              14              71              28
Cumulative effect of accounting changes                -               -             (277)           (130)             24
---------------------------------------------------------------------------------------------------------------------------
      Net earnings (loss)                             $36            $260           ($153)           $213            $220
---------------------------------------------------------------------------------------------------------------------------


Millions of Dollars                              1996              1995              1994              1993              1992
-----------------------------------------------------------------------------------------------------------------------------
Assets:
   Exploration and Production
      United States (a)                      $2,731            $3,071            $3,214            $3,815            $3,774
      Foreign                                 1,791             1,648             1,509             1,528             1,563
   Geothermal Operations                        439               481               456               436               461
   Diversified Business Group
      Agricultural Products                     302               309               284               281               292
      Carbon and Minerals                       265               229               204               201               211
      Pipelines                                 314               261               262               264               270
      Other                                     196               174               158               144               132
   Corporate and Unallocated                  1,311             1,114               928             1,005             1,210
-----------------------------------------------------------------------------------------------------------------------------
      Total assets of continuing operations   7,349             7,287             7,015             7,674             7,913
   Discontinued operations (b)                1,774             2,604             2,322             2,032             1,979
-----------------------------------------------------------------------------------------------------------------------------
      Total                                  $9,123            $9,891            $9,337            $9,706            $9,892
-----------------------------------------------------------------------------------------------------------------------------

(a)  The decline in 1996 is principally due to the sale of California oil and gas producing properties.
      The decline in 1994 is principally due to the write-down of impaired producing oil and gas properties (See Note 2).
(b)  1996 reflects net assets of discontinued operations (see Note 3).



Millions of Dollars                                          1996            1995            1994            1993          1992
--------------------------------------------------------------------------------------------------------------------------------
Capital expenditures:
   Exploration and Production
      United States                                         $  418          $  497          $  486          $  562          $364
      Foreign                                                  509             353             310             330           275
   Geothermal Operations                                       114              51              35              48            33
   Diversified Business Group
      Agricultural Products                                     12              55               8               8            54
      Carbon and Minerals                                       16              12               8               4             7
      Pipelines                                                 54               5               5               4             4
   Corporate and Unallocated                                    51              64              53              62            28
--------------------------------------------------------------------------------------------------------------------------------
      Total capital expenditures for continuing operations   1,174           1,037             905           1,018           765
Discontinued operations                                        224             422             367             231           194
--------------------------------------------------------------------------------------------------------------------------------
      Total                                                 $1,398          $1,459          $1,272          $1,249          $959
--------------------------------------------------------------------------------------------------------------------------------


Millions of Dollars                                    1996              1995             1994            1993            1992
------------------------------------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization:
   Exploration and Production
      United States                                   $  526            $  537            $475            $507            $538
      Foreign                                            277               290             240             245             211
   Geothermal Operations                                  49                28              28              49              45
   Diversified Business Group
      Agricultural Products                               21                28              20              18              17
      Carbon and Minerals                                  7                 6               6               6              12
      Pipelines                                            7                 6               6               7               7
   Corporate and Unallocated                              27                16              36              24              39
------------------------------------------------------------------------------------------------------------------------------
      Total depreciation, depletion and amortization
         of continuing operations                        914               911             811             856             869
Discontinued operations                                  145               111             136             107              95
------------------------------------------------------------------------------------------------------------------------------
      Total                                           $1,059            $1,022            $947            $963            $964
------------------------------------------------------------------------------------------------------------------------------

GEOGRAPHIC AREAS OF OPERATIONS


Millions of Dollars                                    1996            1995            1994            1993            1992
------------------------------------------------------------------------------------------------------------------------------
Revenues:
United States                                         $3,260          $2,840          $2,792          $2,897          $2,883
Foreign                                                2,002           1,463           1,342           1,241           1,457
Corporate and Unallocated                                 66              86             138             592           1,907
------------------------------------------------------------------------------------------------------------------------------
      Total revenues from continuing operations        5,328           4,389           4,272           4,730           6,247
Discontinued operations (a)                            4,271           4,036           3,693           3,614           3,814
------------------------------------------------------------------------------------------------------------------------------
      Total                                           $9,599          $8,425          $7,965          $8,344         $10,061
------------------------------------------------------------------------------------------------------------------------------
(a)  1996 excludes $609 million for November 17, 1996 - December 31, 1996 which was included in loss on disposal in the Consolidated Earnings Statement.


Millions of Dollars                                   1996            1995            1994            1993            1992
----------------------------------------------------------------------------------------------------------------------------
Earnings:
United States                                        $ 859           $ 651           $ 663           $ 604           $ 493
Foreign                                                563             394             457             422             425
Corporate and Unallocated                             (664)           (570)           (849)           (541)           (613)
----------------------------------------------------------------------------------------------------------------------------
   Pretax earnings from continuing operations before
     cumulative effective of accounting change         758             475             271             485             305
Income taxes                                          (302)           (226)           (161)           (213)           (137)
Discontinued operations                               (420)             11              14              71              28
Cumulative effect of accounting change                  -               -             (277)           (130)             24
--------------------------------------------------------------------------------------------------------------------------
         Net earnings (loss)                         $  36           $ 260           $(153)          $ 213           $ 220
--------------------------------------------------------------------------------------------------------------------------



Millions of Dollars                            1996              1995              1994              1993              1992
----------------------------------------------------------------------------------------------------------------------------
Assets:
United States                                 $3,816            $4,245            $4,343            $4,942            $4,955
Foreign                                        2,222             1,928             1,744             1,727             1,748
Corporate and Unallocated                      1,311             1,114               928             1,005             1,210
----------------------------------------------------------------------------------------------------------------------------
      Total assets for continuing operations   7,349             7,287             7,015             7,674             7,913
Discontinued operations (a)                    1,774             2,604             2,322             2,032             1,979
----------------------------------------------------------------------------------------------------------------------------
         Total                                $9,123            $9,891            $9,337            $9,706            $9,892
----------------------------------------------------------------------------------------------------------------------------
(a) 1996 reflects net assets of discontinued operations (see Note 3).


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


                                           United           Far           Other
Dollars in millions                        States          East           Foreign           Total
--------------------------------------------------------------------------------------------------
Year 1996
Sales
   To public                              $  545            $617            $213            $1,375
   Intercompany                            1,065             326              21             1,412
Other revenues                               133               1              51               185
--------------------------------------------------------------------------------------------------
      Total                                1,743             944             285             2,972
Production costs                             300             127              81               508
Exploration expenses                          93              91              58               242
Depreciation, depletion and amortization     526             208              69               803
Other operating expenses                     155              46               3               204
--------------------------------------------------------------------------------------------------
     Net                                     669             472              74             1,215
     Income tax (benefit)                    257             233              (3)              487
--------------------------------------------------------------------------------------------------
         Results of operations            $  412            $239            $ 77            $  728
Year 1995
Sales
   To public                              $  580            $514            $176            $1,270
   Intercompany                              772             249              18             1,039
Other revenues                               164               5              29               198
--------------------------------------------------------------------------------------------------
      Total                                1,516             768             223             2,507
Production costs                             394             102              79               575
Exploration expenses                          75              64              54               193
Depreciation, depletion and amortization     537             192              98               827
Other operating expenses                     124              46              26               196
--------------------------------------------------------------------------------------------------
     Net                                     386             364             (34)              716
     Income tax (benefit)                    146             170             (21)              295
--------------------------------------------------------------------------------------------------
         Results of operations            $  240            $194            $(13)           $  421


SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (continued)



                                         United           Far           Other
Dollars in millions                      States          East           Foreign           Total
--------------------------------------------------------------------------------------------------
Year 1994
Sales
   To public                            $  639            $495            $198            $1,332
   Intercompany                            749             263              14             1,026
Other revenues                              17              -               41                58
--------------------------------------------------------------------------------------------------
      Total                              1,405             758             253             2,416
Production costs                           420             108              76               604
Exploration expenses                        69              67              56               192
Depreciation, depletion and amortization   476             165              75               716
Other operating expenses                   151              39              18               208
--------------------------------------------------------------------------------------------------
     Net                                   289             379              28               696
      Income taxes                         109             194              15               318
--------------------------------------------------------------------------------------------------
         Results of operations          $  180            $185            $ 13            $  378


COSTS INCURRED

  Costs incurred in oil and gas property acquisition, exploration and development activities, either capitalized or charged to expense, are shown below. Data for the company's capitalized costs related to petroleum exploration and production activities are presented in Note 12.


                                           United           Far           Other
Dollars in millions                        States          East           Foreign         Total
--------------------------------------------------------------------------------------------------
1996
Property acquisition
   Proved                                   $  9            $  -            $  7            $ 16
   Unproved                                   15               2              14              31
Exploration                                  128             106              54             288
Development                                  322             366             100             788
--------------------------------------------------------------------------------------------------
1995
Property acquisition
   Proved                                   $  7            $  -            $  6            $ 13
   Unproved                                   13               2               5              20
Exploration                                  138             117              62             317
Development                                  383             181              91             655
--------------------------------------------------------------------------------------------------
1994
Property acquisition
   Proved                                   $  5            $  -            $  -            $  5
   Unproved                                    4               -               7              11
Exploration                                  115              94              58             267
Development                                  398             189              62             649
--------------------------------------------------------------------------------------------------


SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (continued)

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


                                                        United             Far            Other
                                                        States            East           Foreign                 Total
------------------------------------------------------------------------------------------------------------------------
1996
Average sales price:
   Crude oil and condensate - per barrel               $19.21            $19.17            $19.20                $19.20
   Natural gas - per mcf (a)                             2.30              2.28              1.85                  2.27
   Natural gas liquids - per barrel                     15.62             13.48             14.12                 15.09
Average production costs per barrel (b)                  2.97              1.78              5.76                  2.73
------------------------------------------------------------------------------------------------------------------------
1995
Average sales price:
   Crude oil and condensate - per barrel               $15.03            $16.09            $15.69                $15.40
   Natural gas - per mcf (a)                             1.56              2.04              1.39                  1.72
   Natural gas liquids - per barrel                     11.57             12.99              9.02                 11.73
Average production costs per barrel (b)                  3.49              1.50              5.40                  2.94
------------------------------------------------------------------------------------------------------------------------
1994
Average sales price:
   Crude oil and condensate - per barrel               $13.06            $14.55            $14.36                $13.63
   Natural gas - per mcf (a)                             1.78              2.01              1.76                  1.86
   Natural gas liquids - per barrel                     11.38              8.32              8.31                 10.60
Average production costs per barrel (b)                  3.60              1.54              5.15                  3.00
------------------------------------------------------------------------------------------------------------------------

(a) Average natural gas price per mcf excluding Alaska:
                                                             1996                 $2.45
                                                             1995                 $1.57
                                                             1994                 $1.83

(b)  Includes host country shares of production in Indonesia and Zaire.

OIL AND GAS RESERVE DATA (UNAUDITED)

  Estimates of physical quantities of oil and gas reserves, determined by company engineers, for the years 1996, 1995 and 1994 are shown below. As defined by the Securities and Exchange Commission, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Proved reserve quantities exclude royalties owned by others, however, foreign reserves held under certain production-sharing agreements, principally with Indonesia, are reported on a gross basis. The gross basis includes the company's net working interest and host country's interest. These estimated quantities are subject to fluctuations in the price of oil. If oil prices increase, reserve quantities attributable to recovery of operating costs decline. This reduction would be partially offset by an increase in the company's net equity share, however, the overall affect would be a reduction of reserves attributable to the company. The reserve quantities also include barrels of oil which the company is contractually obligated to sell at prices substantially below market.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (continued)

  Natural gas reserves are reported on a wet-gas basis, which include natural gas liquids reserves. For informational purposes, natural gas liquids reserves in the U.S. were 65, 83 and 91 million barrels at December 31, 1996, 1995 and 1994, respectively. They are derived from the natural gas reserves by applying a national average shrinkage factor obtained from the Department of Energy published statistics. Foreign natural gas liquids reserves were insignificant for the above periods.


Estimated Proved Reserves of Crude Oil and Condensate    United           Far           Other
Millions of Barrels                                      States          East           Foreign         Total
----------------------------------------------------------------------------------------------------------------
Developed and Undeveloped as of December 31, 1993 (a)      483             169             112             764
   Revisions of estimates                                   (7)              6               3               2
   Improved recovery                                         2              -               -                2
   Discoveries and extensions                                9              28               7              44
   Sales                                                   (18)             -               (2)            (20)
   Production                                              (50)            (32)            (13)            (95)
----------------------------------------------------------------------------------------------------------------
As of December 31, 1994 (a)                                419             171             107             697
   Revisions of estimates                                    9               8             (11)              6
   Improved recovery                                        19              -               -               19
   Discoveries and extensions                                4              21               7              32
   Purchases                                                -               -               20              20
   Sales                                                   (18)             -               (1)            (19)
   Production                                              (46)            (31)            (11)            (88)
----------------------------------------------------------------------------------------------------------------
As of December 31, 1995 (a)                                387             169             111             667
   Revisions of estimates                                   (7)             (3)            (10)            (20)
   Improved recovery                                         1               1               2               4
   Discoveries and extensions                                6              30              16              52
   Purchases                                                -               -                2               2
   Sales                                                  (116)             -               -             (116)
   Production                                              (35)            (31)            (10)            (76)
----------------------------------------------------------------------------------------------------------------
As of December 31, 1996 (a)                                236             166             111             513
----------------------------------------------------------------------------------------------------------------
Proved Developed Reserves
   December 31, 1993                                       360              98              78             536
   December 31, 1994                                       318             103              69             490
   December 31, 1995                                       298              96              64             458
   December 31, 1996                                       184              96              51             331

(a) Includes hosts countries' shares at:
       December 31, 1993 of:                                -               54               2              56
       December 31, 1994 of:                                -               60               9              69
       December 31, 1995 of:                                -               63               8              71
       December 31, 1996 of:                                -               64               6              70

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (continued)


Estimated Proved Reserves of Natural Gas                United           Far           Other
Billions of Cubic Feet                                  States          East           Foreign         Total
---------------------------------------------------------------------------------------------------------------
Developed and Undeveloped as of December 31, 1993 (a)   3,727           2,669             236           6,632
   Revisions of estimates                                   3              (2)            (16)            (15)
   Discoveries and extensions                             282             624              88             994
   Purchases                                              117    (b)       -               -              117
   Sales                                                 (128)   (c)       -               (3)           (131)
   Production                                            (421)           (243)            (22)           (686)
---------------------------------------------------------------------------------------------------------------
As of December 31, 1994 (a)                             3,580           3,048             283           6,911
   Revisions of estimates                                 (55)             40             (20)            (35)
   Discoveries and extensions                             209             408              -              617
   Purchases                                               -               -                7               7
   Sales                                                  (54)             -               -              (54)
   Production                                            (419)           (241)            (21)           (681)
---------------------------------------------------------------------------------------------------------------
As of December 31, 1995 (a)                             3,261           3,255             249           6,765
   Revisions of estimates                                (164)           (150)            (62)           (376)
   Discoveries and extensions                              67           1,213              17           1,297
   Purchases                                               20              -               -               20
   Sales                                                 (198)             -              (13)           (211)
   Production                                            (411)           (261)            (28)           (700)
---------------------------------------------------------------------------------------------------------------
As of December 31, 1996 (a)                             2,575           4,057             163           6,795
---------------------------------------------------------------------------------------------------------------
Proved Developed Reserves
   December 31, 1993                                    2,520           1,601             147           4,268
   December 31, 1994                                    2,437           1,768             127           4,332
   December 31, 1995                                    2,194           1,807             188           4,189
   December 31, 1996                                    1,829           1,715             148           3,692

(a) Includes host countries' shares at:
       December 31, 1993 of:                               -              369              -              369
       December 31, 1994 of:                               -              386              -              386
       December 31, 1995 of:                               -              457              -              457
       December 31, 1996 of:                               -              530              -              530
(b)  Includes 115 billion cubic feet due to property exchanges.
(c)  Includes 105 billion cubic feet due to property exchanges.


PRESENT VALUE OF FUTURE NET CASH FLOW (UNAUDITED)

  The present value of future net cash flows from proved oil and gas reserves for the years 1996, 1995 and 1994 are presented below. Revenues are based on estimated production of proved reserves from existing and planned facilities and on average prices of oil and gas at year-end. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year-end statutory tax rates to pre-tax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

  The company cautions readers that the data on the present value of future net cash flow of oil and gas reserves are based on many subjective judgments and assumptions. Different, but equally valid, assumptions and judgments could lead to significantly different results. Additionally, estimates of physical quantities of oil and gas

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (continued)

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



                                                              United             Far            Other
Millions of dollars                                           States            East           Foreign             Total
---------------------------------------------------------------------------------------------------------------------------
1996
Revenues (a)                                                $14,005           $10,695            $2,424           $27,124
Production costs                                              3,311             2,913               921             7,145
Development costs (b)                                         1,164             1,523               261             2,948
Income tax expense                                            3,258             2,432               361             6,051
---------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                          6,272             3,827               881            10,980
10% annual discount                                           2,227             1,665               342             4,234
---------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                      $ 4,045           $ 2,162            $  539           $ 6,746
---------------------------------------------------------------------------------------------------------------------------

1995
Revenues (a)                                                $12,395           $ 7,617            $1,939           $21,951
Production costs                                              4,532             1,423             1,013             6,968
Development costs (b)                                         1,696             1,025               253             2,974
Income tax expense                                            1,824             2,176               298             4,298
---------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                          4,343             2,993               375             7,711
10% annual discount                                           1,496             1,129               117             2,742
---------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                      $ 2,847           $ 1,864              $258            $4,969
---------------------------------------------------------------------------------------------------------------------------

1994
Revenues (a)                                                $11,291           $ 6,610            $1,798           $19,699
Production costs                                              4,829             1,321               890             7,040
Development costs (b)                                         1,835             1,122               217             3,174
Income tax expense                                            1,189             1,729               290             3,208
---------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                          3,438             2,438               401             6,277
10% annual discount                                           1,141               858               128             2,127
---------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                      $ 2,297           $ 1,580              $273            $4,150
---------------------------------------------------------------------------------------------------------------------------

(a)  Average prices at year end used in this calculation are as follows:
       Crude oil per barrel
                              1996                           $22.27            $22.55            $19.89
                              1995                            15.44             17.14             15.20
                              1994                            13.26             16.84             14.81
       Natural gas per mcf
                              1996                           $ 3.42            $ 2.58            $ 2.14
                              1995                             1.98              2.18              1.58
                              1994                             1.62              1.88              1.28

(b)  Includes dismantlement and abandonment costs.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (continued)


Millions of dollars                                                1996              1995             1994
----------------------------------------------------------------------------------------------------------
Present value at beginning of year                            $ 4,969           $ 4,150           $ 4,417
Discoveries and extensions, net of estimated future costs       1,005               743               602
Net purchases and sales of proved reserves (a)                   (128)              (51)              (22)
Revisions to prior estimates:
   Prices net of estimated changes in production costs          4,518             2,321                83
   Future development costs                                      (317)             (516)             (164)
   Quantity estimates                                            (755)              (58)              (88)
   Production schedules and other                                (511)             (548)               39
Accretion of discount                                             617               636               543
Development costs related to beginning of year reserves           663               635               646
Sales of oil and gas, net of production costs of $508 million
in 1996, $575 million in 1995 and $604 million in 1994         (2,281)           (1,734)           (1,754)
Net change in income taxes                                     (1,034)             (609)             (152)
----------------------------------------------------------------------------------------------------------
Present value at end of year                                  $ 6,746           $ 4,969           $ 4,150
----------------------------------------------------------------------------------------------------------

(a)  Purchases of reserves were valued at $64 million, $23 million and $26 million in 1996, 1995 and 1994, respectively.  Sales of reserves, including the sale of future production, were valued at $192 million,
     $74 million and $48 million for the same years, respectively.

QUARTERLY FINANCIAL AND MARKET PRICE DATA (UNAUDITED)

                                                                                                   1996 Quarters
                                                                               -----------------------------------------------------

Dollars in millions except per share amounts                                       1st           2nd           3rd            4th
------------------------------------------------------------------------------------------------------------------------------------

Total revenues (a)                                                               $1,201        $1,405        $1,337        $ 1,385
Total costs and other deductions, including income taxes (b)                      1,070         1,217         1,203          1,382
------------------------------------------------------------------------------------------------------------------------------------

After-tax earnings from continuing operations                                       131           188           134              3
Discontinued operations
   Earnings (loss) from operations                                                   (7)           50            37             (9)
   Loss on disposal  (c)                                                             -             -             -         $  (491)
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss)                                                       $   124        $  238        $  171        $  (497)

------------------------------------------------------------------------------------------------------------------------------------

Earnings per share of common stock assuming no dilution: (d)
------------------------------------------------------------------------------------------------------------------------------------

      Continuing operations                                                     $  0.50        $ 0.72        $ 0.54        $  0.01
      Discontinued operations                                                   $ (0.03)       $ 0.20        $ 0.15        $ (1.99)
------------------------------------------------------------------------------------------------------------------------------------

     Net earnings (loss) per share of common stock assuming no dilution         $  0.47        $ 0.92        $ 0.69        $ (1.98)
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share of common stock assuming full dilution: (d)
------------------------------------------------------------------------------------------------------------------------------------

      Continuing operations                                                     $  0.46        $ 0.67        $ 0.51        $  0.01
      Discontinued operations                                                   $ (0.03)       $ 0.19        $ 0.14        $ (1.99)
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss) per share of common stock assuming full dilution (e)  $  0.43        $ 0.86        $ 0.65        $ (1.98)
------------------------------------------------------------------------------------------------------------------------------------

Gross margin (f)                                                                $   159        $  187        $   42        $    81
------------------------------------------------------------------------------------------------------------------------------------


(a)  Includes sales and operating revenue from continuing operations of         $ 1,143        $1,261        $1,264        $ 1,433
(b)  Includes special items of                                                  $    16        $   57        $   51        $   171
(c)  Fourth quarter loss on disposal includes a $42 million estimated loss for the phase-out period January 1, 1997 - March 31,
     1997.
(d)  Due to the conversion of Unocal's $3.50 Convertible Preferred Stock into Unocal common stock in the fourth quarter of 1996, the earnings per share amounts by quarter are not additive.
(e)  There was no dilutive effect in the calculation of fourth quarter earnings per share.
(f)  Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expense, and other operating taxes.


                                                                                                    1995 Quarters
                                                                             -------------------------------------------------------

Dollars in millions except per share amounts                                       1st            2nd             3rd        4th
------------------------------------------------------------------------------------------------------------------------------------

Total revenues (a)                                                                $ 976        $1,250        $1,002         $1,161
Total costs and other deductions, including income taxes (b)                        884         1,173           955          1,128
------------------------------------------------------------------------------------------------------------------------------------

After-tax earnings from continuing operations                                        92            77            47             33
Discontinued operations
   Earnings (loss) from operations                                                  (18)            1            12             16
   Loss on disposal                                                                  -             -             -              -
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss)                                                         $  74        $   78        $   59         $   49
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share of common stock assuming no dilution:
------------------------------------------------------------------------------------------------------------------------------------

      Continuing operations                                                     $  0.34        $ 0.28        $ 0.15         $ 0.10
      Discontinued operations                                                   $ (0.07)       $   -         $ 0.05         $ 0.06
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss) per share of common stock assuming no dilution        $  0.27        $ 0.28        $ 0.20         $ 0.16
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share of common stock assuming full dilution:
------------------------------------------------------------------------------------------------------------------------------------

      Continuing operations                                                     $  0.32        $ 0.26        $ 0.14         $ 0.09
      Discontinued operations                                                   $ (0.07)       $   -         $ 0.05         $ 0.06
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss) per share of common stock assuming full dilution      $  0.25        $ 0.26        $ 0.19         $ 0.15
------------------------------------------------------------------------------------------------------------------------------------

Gross margin (c)                                                                $    69        $   47        $   24         $  (17)
------------------------------------------------------------------------------------------------------------------------------------

(a)  Includes sales and operating revenue from continuing operations of         $   899        $1,201        $  934         $1,077
(b)  Includes special items of                                                  $    15        $   50        $    9         $  147
(c)  Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expense, and other operating taxes.

SELECTED FINANCIAL DATA


Dollars in million except per share amounts                        1996           1995           1994           1993          1992
-----------------------------------------------------------------------------------------------------------------------------------
Sales Revenue Data
   Crude oil and condensate                                       $2,495         $1,964         $1,996         $1,928       $ 2,270
   Natural gas                                                     1,482          1,031          1,109          1,104         1,033
   Agricultural products                                             514            486            373            319           292
   Geothermal                                                        131            120            135            145           197
   Natural gas liquids                                                95             97             96            101           116
   Petroleum products                                                 16             84             89            458         1,236
   Minerals                                                           97             95             79             62            80
   Consumer excise taxes                                              -              -               5             87           283
   Other                                                             161             58             95            134           427
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                                        4,991          3,935          3,977          4,338         5,934
Operating revenues                                                   110            176            141            137           164
Other revenues                                                       227            278            154            255           149
-----------------------------------------------------------------------------------------------------------------------------------
      Total revenues from continuing operations                    5,328          4,389          4,272          4,730         6,247
Discontinued operations (a)                                        4,271          4,036          3,693          3,614         3,814
                                                                -------------------------------------------------------------------
Total revenues                                                    $9,599         $8,425         $7,965         $8,344       $10,061
-----------------------------------------------------------------------------------------------------------------------------------

Earnings Data
Earnings from continuing operations                               $  456         $  249         $  110         $  272        $  168
Discontinued operations                                             (420)            11             14             71            28
Cumulative effects of accounting change                               -              -            (277)          (130)           24
                                                                -------------------------------------------------------------------
Net earnings (loss)                                               $   36         $  260         $ (153)        $  213        $  220
Net earnings (loss) per common share:
      Continuing operations                                       $ 1.76         $ 0.87         $ 0.30         $ 0.98        $ 0.63
      Discontinued operations                                      (1.69)          0.04           0.06           0.29          0.12
      Cumulative effect of accounting change                          -              -           (1.14)         (0.54)         0.10
-----------------------------------------------------------------------------------------------------------------------------------
      Net earnings (loss) per share                               $ 0.07         $ 0.91         $(0.78)        $ 0.73        $ 0.85
-----------------------------------------------------------------------------------------------------------------------------------
Share Data
Cash dividends declared on preferred stock                        $   18         $   36         $   36         $   36        $   17
   Per share                                                        1.75           3.50           3.50           3.50          1.62
Cash dividends declared on common stock                              199            197            194            181           167
   Per share                                                        0.80           0.80           0.80           0.75          0.70
Number of common stockholders of record at year end               32,924         33,028         37,622         41,682        44,870
Weighted average common shares - thousands                       248,767        246,112        242,640        241,114       238,278
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Current assets     (b)                                            $3,228         $1,576         $1,528         $1,578        $1,660
Current liabilities                                                1,622          1,316          1,257          1,196         1,436
Working capital                                                    1,606            260            271            382           224
Ratio of current assets to current liabilities                     2.0:1          1.2:1          1.2:1          1.3:1         1.2:1
Total assets                                                       9,123          9,891          9,337          9,706         9,892
Long-term debt                                                     2,940          3,692          3,452          3,455         3,530
Trust convertible preferred securities                               522             -              -              -             -
Total stockholders' equity                                         2,275          2,930          2,815          3,129         3,131
   Per common share                                                 9.14           9.87           9.54          10.90         10.93
Return on average stockholders' equity and preferred securities:
      Continuing operations                                         15.9%           8.7%          (5.6)%         4.6%          6.9%

      Including discontinued operations                              1.3%           9.1%          (5.1)%         6.8%          7.9%

-----------------------------------------------------------------------------------------------------------------------------------
General Data
Salaries, wages and employee benefits (c)                         $  806         $  797         $  811         $  744        $  817
Number of regular employees at year end                           11,658         12,509         13,127         13,613        14,687
-----------------------------------------------------------------------------------------------------------------------------------
(a)  1996 excludes $609 million for November 17, 1996 - December 31, 1996 which was included in loss on disposal in the Consolidated Earnings Statement.
(b)  1996 Includes net assets of discontinued operations (see Note 3).
(c)  Employee benefits are net of pension income recognized in accordance with current accounting standards for pension costs.
       For years 1996, 1995 and 1994, such benefits also include the accrued postretirement medical benefits cost.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.



                                    PART III

  The information required by Items 10 through 12 (except for information regarding the company's executive officers) is incorporated by reference to Unocal's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") (File No. 1-8483), as indicated below. The 1997 Proxy Statement is expected be filed with the Securities and Exchange Commission on or about April 21, 1997.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  See the information regarding Unocal's directors and nominees for election as directors to appear under the caption "Item 1. Election of Directors" in the 1997 Proxy Statement. Also, see the list of Unocal's executive officers and related information under the caption "Executive Officers of the Registrant" in
Part I of this report on pages 16 and 17.

ITEM 11 - EXECUTIVE COMPENSATION

  See the 1997 Proxy Statement for information regarding executive compensation to appear under the captions "Summary Compensation Table," "Option Grants in 1996," "Aggregated Option/SAR Exercises in 1996 and December 31, 1996 Option Values," "Long-Term Incentive Plans - Awards in 1996," "Pension Plan Benefits-Estimated Annual Retirement Benefits," "Employment and Change of Control Agreements" and for information regarding directors' compensation to appear under the caption "Directors' Compensation."

  See the 1997 Proxy Statement for information to appear under the caption "Compliance with Section 16 (a) of the Securities Exchange Act of 1934."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See the 1997 Proxy Statement for information regarding security ownership to appear under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:         Not required.



                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

      (1) Financial Statements: See the Index to Consolidated Financial Statements and Financial Statement Schedules under Item 8 on page 34 of this report.

      (2) Financial Statement Schedules: See the Index to Consolidated Financial Statements and Financial Statement Schedules under Item 8 on page 34 of this report.

      (3) Exhibits: The Exhibit Index on pages 81 and 82 of this report lists the exhibits that are filed as part of this report.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)


 (b) Reports filed on Form 8-K:

     During the fourth quarter of 1996:

     (1) Current Report on Form 8-K dated and filed October 23, 1996, for the purpose of reporting, under item 5, third quarter and nine-month 1996 earnings and related information.

     (2) Current Report on Form 8-K dated and filed November 18, 1996, for the purpose of reporting, under Item 5, the signing of a letter of intent by the company for the sale of its West Coast refining, marketing and transportation assets to Tosco Corporation.

     (3) Current Report on Form 8-K dated and filed December 4, 1996, for the purpose of reporting, under Item 5, the company's plans for growth through new investments, and for debt repayment and stock repurchase.

     (4) Current Report on Form 8-K dated and filed December 9, 1996, for the purpose of reporting, under Item 5, the company's 1997 capital spending plan.

     (5) Current Report on Form 8-K dated and filed December 26, 1996, for the purpose of reporting, under Item 5, the company's signing of a letter of intent to restructure the UNO-VEN Midwest refining and marketing partnership.

     (6) Current Report on Form 8-K dated and filed December 27, 1996, for the purpose of reporting, under Item 5, the beginning of the company's stock repurchase program.

     During the first quarter of 1997 to the date hereof:

     (1) Current Report on Form 8-K dated December 16, 1996, and filed January 3, 1997, for the purpose of reporting, under item 5, the signing of a definitive agreement by the company for the sale of its West Coast refining, marketing and transportation assets to Tosco Corporation, and filing, as exhibits under Item 7, certain agreements relating to such sale.

     (2) Current Report on Form 8-K dated and filed January 23, 1997, for the purpose of reporting, under item 5, the company's fourth quarter and full-year 1996 earnings and related information.

     (3) Current Report on Form 8-K dated February 3, 1997, and filed February 7, 1997, for the purpose of reporting, under item 5, the amendment of the company's Bylaws, and filing, as an exhibit under Item 7, a copy of such Bylaws, as so amended.

     (4) Current Report on Form 8-K dated and filed February 13, 1997 for the purpose of reporting, under item 5, the company's crude oil and natural gas reserve data.

                                   SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNOCAL CORPORATION
                                 (Registrant)


Date:  March 27, 1997      By: /s/ NEAL E. SCHMALE
                               --------------------
                               Neal E. Schmale
                           Chief Financial Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.


SIGNATURE                                      TITLE
-----------------------  ---------------------------------------------------


                         Chairman of the Board of Directors and Chief
/s/ ROGER C. BEACH       Executive
------------------
Roger C. Beach           Officer




/s/ JOHN F. IMLE, JR.    Director and President
---------------------
John F. Imle, Jr.




/s/ NEAL E. SCHMALE      Director and Chief Financial
-------------------
Neal E. Schmale          Officer




/s/ CHARLES S. MCDOWELL  Vice President and Comptroller
-----------------------
Charles S. McDowell      (Principal Accounting Officer)

SIGNATURE                        TITLE
----------------------------------------




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



                                Director
-----------------------------
Donald P. Jacobs



/s/ CHARLES R. WEAVER           Director
-----------------------------
Charles R. Weaver



/s/ J. STEVEN WHISLER           Director
-----------------------------
J. Steven Whisler



/s/ MARINA V.N. WHITMAN         Director
-----------------------------
Marina v.N. Whitman

               UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of Dollars)


                                                     Additions
                                                 -------------------
                                                 Charged or Charged or
                                     Balance at  (credited) (credited) Deductions    Balance
                                     beginning   to costs & to other    from         at end
Description                          of period   expenses   accounts   reserves (a)  of period
---------------------------------------------------------------------------------------------
YEAR 1996
Amounts deducted from
  applicable assets:

Accounts and notes receivable             $28       $ 19       $ (1)      $(11)      $35
Investments and long-term receivables     $15       $ (3)      $  1       $  -       $13

YEAR 1995
Amounts deducted from
  applicable assets:

Accounts and notes receivable             $15       $ 22       $  -       $ (9)      $28
Investments and long-term receivables     $ 3       $  -       $ 12       $  -       $15

YEAR 1994
Amounts deducted from
  applicable assets:

Accounts and notes receivable             $16       $ 10       $  1       $(12)      $15
Investments and long-term receivables     $ 4       $ (1)      $  -       $  -       $ 3

(a) Represents receivables written off, net of recoveries, reinstatement and losses sustained.


                               UNOCAL CORPORATION
                                 EXHIBIT INDEX

-------------------------------------------------------------------------------
Exhibit 2.1                     Sale and Purchase Agreement for 76 Products
                                Company, dated December 14, 1996, between Union
                                Oil Company of California and Tosco Corporation
                                (without attachments or schedules) (incorporated
                                by reference to Exhibit 2.1 to Unocal's Current
                                Report on Form 8-K dated December 16, 1996 and
                                filed January 3, 1997, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 2.2                     Form of Stock Purchase and Shareholder
                                Agreement, to be dated as of January 15, 1997,
                                by and between Tosco Corporation and Union Oil
                                Company of California, together with form of
                                Supplement No. 1 thereto (incorporated by
                                reference to Exhibit 2.2 to Unocal's Current
                                Report on Form 8-K dated December 16, 1996 and
                                filed January 3, 1997, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 2.3                     Form of Environmental Agreement, to be dated as
                                of closing date, by and between Tosco
                                Corporation and Union Oil Company of California
                                (without schedules) (incorporated by reference
                                to Exhibit 2.3 to Unocal's Current Report on
                                Form 8-K dated December 16, 1996, and filed
                                January 3, 1997, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 3.1                     Certificate of Incorporation of Unocal, as
                                amended through July 23, 1992, and currently in
                                effect (incorporated by reference to Exhibit 3.1
                                to Amendment No. 2 on Form 10-K/A to Unocal's
                                Annual Report on Form 10-K for the year ended
                                December 31, 1993, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 3.2                     Bylaws of Unocal, as amended though February 3,
                                1997, and currently in effect (incorporated by
                                reference to Exhibit 3.1 to Unocal's Current
                                Report on Form 8-K dated February 3, 1997, and
                                filed February 7, 1997, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 4.1                     Standard Multiple-Series Indenture Provisions,
                                January 1991, dated as of January 2, 1991
                                (incorporated by reference to Exhibit 4.1 to the
                                Registration Statement on Form S-3 of Union Oil
                                Company of California and Unocal (File Nos.
                                33-38505 and 33-38505-01)).
--------------------------------------------------------------------------------
Exhibit 4.2                     Form of Indenture, dated as of January 30, 1991,
                                among Union Oil Company of California, Unocal
                                and The Bank of New York (incorporated by
                                reference to Exhibit 4.2 to the Registration
                                Statement on Form S-3 of Union Oil Company of
                                California and Unocal (File  Nos. 33-38505 and
                                33-38505-01)).
--------------------------------------------------------------------------------
Exhibit 4.3                     Form of Indenture, dated as of February 3, 1995,
                                among Union Oil Company of California, Unocal
                                and Chemical Trust Company of California
                                (incorporated by reference to Exhibit 4.6 to the
                                Registration Statement on Form S-3 of Union Oil
                                Company of California and Unocal (File Nos.
                                33-54861 and 33-54861-01)).

                                Other instruments defining the rights of holders
                                of long term debt of Unocal and its subsidiaries
                                are  not being filed since the total amount of
                                securities authorized under each of such
                                instruments does not exceed 10 percent of the
                                total assets of Unocal and its subsidiaries on a
                                consolidated basis.  Unocal agrees to furnish a
                                copy of any such instrument to the Securities
                                and Exchange Commission (Commission) upon
                                request.
-------------------------------------------------------------------------------
Exhibit 10.1                    Rights Agreement, dated as of January 29, 1990,
                                between the Unocal and The Chase Manhattan Bank,
                                as successor Rights Agent (incorporated by
                                reference to Exhibit 1 to Unocal's Current
                                Report on Form 8-K dated January 29, 1990, File
                                No. 1-8483).
--------------------------------------------------------------------------------

The following Exhibits 10.2 through 10.11 are management contracts or compensatory plans, contracts or arrangements required to be filed by Item 601
(b) (10) (iii) (A) of Regulation S-K.

-------------------------------------------------------------------------------
Exhibit 10.2                    Management Incentive Program (incorporated by
                                reference to Exhibit A to Unocal's Proxy
                                Statement dated March 18, 1991, for its 1991
                                Annual Meeting of Stockholders,
                                File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.3                    Unocal Revised Incentive Compensation Plan Cash
                                Deferral Program.
-------------------------------------------------------------------------------
Exhibit 10.4                    Long-Term Incentive Plan of 1985 (incorporated
                                by reference to Unocal's Proxy Statement dated
                                March 24, 1984, for its 1984 Annual Meeting of
                                Stockholders, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.5                    Supplemental Retirement Plan for Key Management
                                Personnel, as amended and effective January 1,
                                1989 (incorporated by reference to Exhibit 10.3
                                to Unocal's Annual Report on Form 10-K for the
                                year ended December 31, 1990, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.6                    Other Compensatory Arrangements (incorporated by
                                reference to Exhibit 10.4 to Unocal's Annual
                                Report on Form 10-K for the year ended December
                                31, 1990, File No. 1-8483).

                               UNOCAL CORPORATION
                           EXHIBIT INDEX (continued)

-------------------------------------------------------------------------------
Exhibit 10.7                    Directors' Restricted Stock Plan of 1991
                                (incorporated by reference to Exhibit B to
                                Unocal's Proxy Statement dated March 18, 1991,
                                for its 1991 Annual Meeting of Stockholders,
                                File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.8                    Amendments to Directors Restricted Stock Plan,
                                effective February 8, 1996 (incorporated by
                                reference to Exhibit 10.7 to Unocal's Annual
                                Report on Form 10-K for the year ended December
                                31, 1995, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.9                    Form of Indemnity Agreement between Unocal and
                                each of its directors (incorporated by reference
                                to Exhibit A to Unocal's Proxy Statement dated
                                March 20, 1987, for its 1987 Annual Meeting of
                                Stockholders, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.10                   Employment Agreement, effective July 1, 1995,
                                between Union Oil Company of California and
                                Lawrence M. Higby (incorporated by reference to
                                Exhibit 10 to Unocal's Quarterly Report on Form
                                10-Q for the quarter ended June 30, 1995, File
                                No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.11                   Letter dated November 5, 1996, summarizing
                                incentive compensation arrangements for Lawrence
                                M. Higby to be effective upon the sale or other
                                disposition of at least 50 percent of the 76
                                Products Company.
-------------------------------------------------------------------------------
Exhibit 11                      Statement regarding computation of earnings per
                                common share for the five years ended December
                                31, 1996.
-------------------------------------------------------------------------------
Exhibit 12.1                    Statement regarding computation of ratio of
                                earnings to fixed charges of Unocal  for the
                                five years ended December 31, 1996.
-------------------------------------------------------------------------------
Exhibit 12.2                    Statement regarding computation of ratio of
                                earnings to combined fixed charges and preferred
                                stock dividends of Unocal for the five years
                                ended December 31, 1996.
-------------------------------------------------------------------------------
Exhibit 12.3                    Statement regarding computation of ratio of
                                earnings to fixed charges of Union Oil Company
                                of California for the five years ended December
                                31, 1996.
-------------------------------------------------------------------------------
Exhibit 21                      Subsidiaries of Unocal Corporation.
-------------------------------------------------------------------------------
Exhibit 23                      Consent of Coopers & Lybrand L.L.P.
-------------------------------------------------------------------------------
Exhibit 27                      Financial data schedule for the period ended
                                December 31, 1996 (included only in the copy of
                                this report filed electronically with the
                                Commission).
-------------------------------------------------------------------------------
Exhibit 99                      Bylaws of Union Oil Company of California, as
                                amended September 30, 1996 and currently in
                                effect (incorporated by reference to Exhibit 99
                                to Unocal's Quarterly Report on Form 10-Q for
                                the quarter ended September 30, 1996, File No.
                                1-8483).
-------------------------------------------------------------------------------