Form 10-Q
period 1997-03-31
UNOCAL CORP
filed 1997-05-15
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997 OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from               to
                                      --------------  -------------------


                          Commission file number 1-8483

                               UNOCAL CORPORATION
             (Exact name of registrant as specified in its charter)




                 DELAWARE                             95-3825062
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)            Identification No.)


         2141 Rosecrans Avenue, Suite 4000, El Segundo, California 90245
         ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (310) 726-7600
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of April 30, 1997: 249,628,317

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED EARNINGS                                                                                           UNOCAL CORPORATION
(Unaudited)



                                                                                                            For the Three Months
                                                                                                               Ended March 31
                                                                                                 -----------------------------------
Dollars in millions except per share amounts                                                             1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues ...........................................................              $ 1,408               $ 1,143
Gain on sales of assets and other revenues .............................................                   48                    58
                                                                                                      ------------------------------
      Total revenues ...................................................................                1,456                 1,201

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases ........................................................                  459                   275
Operating expense ......................................................................                  288                   312
Selling, administrative and general expense ............................................                   28                    43
Depreciation, depletion and amortization ...............................................                  211                   211
Dry hole costs .........................................................................                   16                    14
Exploration expense ....................................................................                   28                    22
Interest expense .......................................................................                   61                    78
Excise, property and other operating taxes .............................................                   20                    21
Distribution on convertible preferred
   securities of subsidiary trust ......................................................                    8                    --
                                                                                                      ------------------------------
      Total costs and other deductions .................................................                1,119                   976
                                                                                                      ------------------------------
Earnings from continuing operations
   before income taxes .................................................................                  337                   225
Income taxes ...........................................................................                  149                    94
                                                                                                      ------------------------------
Earnings from continuing operations ....................................................              $   188               $   131
Discontinued operations
   Loss from operations (net of a $4 million tax benefit) ..............................                   --                    (7)
   Loss on disposal (net of a $27 million tax benefit) .................................                  (44)                   --
                                                                                                      ------------------------------
      Loss from discontinued operations ................................................                  (44)                   (7)
                                                                                                      ------------------------------
Net Earnings ...........................................................................              $   144               $   124
Dividends on preferred stock ...........................................................                   --                     9
                                                                                                      ------------------------------
      Earnings applicable to common stock ..............................................              $   144               $   115
                                                                                                      ==============================

Earnings (loss) per share of common stock assuming no dilution (a)
   Continuing operations .............................................................                 $   0.75             $  0.50
   Discontinued operations ...........................................................                    (0.18)              (0.03)
                                                                                                      ------------------------------
      Total earnings per share .......................................................                 $   0.57             $  0.47

Cash dividends declared per share of common stock ....................................                 $   0.20             $  0.20
------------------------------------------------------------------------------------------------------------------------------------
  (a) Based on net earnings applicable to common stock divided
      by weighted average shares outstanding (in thousands) ...........................                 250,510             247,672

                 See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                                                                      UNOCAL CORPORATION

                                                                                                     March 31         December  31
                                                                                                    --------------------------------
Millions of dollars                                                                                      1997 *               1996
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents ...............................................................            $ 1,749             $   217
   Short-term investments ..................................................................                403                  --
   Accounts and notes receivable ...........................................................              1,111               1,027
   Net assets of discontinued operations ...................................................                 --               1,774
   Inventories .............................................................................                145                 125
   Deferred income taxes ...................................................................                 54                  57
   Other current assets ....................................................................                 34                  28
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets .................................................................              3,496               3,228
Investments and long-term receivables ......................................................              1,232               1,206
Properties (net of accumulated depreciation and other
   allowances of $9,672 in 1997 and $9,502 in 1996) ........................................              4,577               4,590
Deferred income taxes ......................................................................                 25                  21
Other assets ...............................................................................                100                  78
------------------------------------------------------------------------------------------------------------------------------------
      Total assets .........................................................................            $ 9,430             $ 9,123
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ........................................................................            $ 1,126             $ 1,012
   Taxes payable ...........................................................................                279                 231
   Current portion of long-term debt and capital lease obligations .........................                406                 118
   Interest payable ........................................................................                 43                  70
   Current portion of environmental liabilities ............................................                 73                  73
   Other current liabilities ...............................................................                 86                 118
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities ............................................................              2,013               1,622
Long-term debt .............................................................................              2,814               2,940
Deferred income taxes ......................................................................                286                 348
Accrued abandonment, restoration and environmental liabilities .............................                684                 677
Other deferred credits and liabilities .....................................................                781                 739

Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust holding solely 6-1/4%
   convertible junior subordinated debentures of Unocal ....................................                522                 522

Common stock ($1 par value) ................................................................                251                 251
Capital in excess of par value .............................................................                424                 412
Foreign currency translation adjustment ....................................................                (14)                (13)
Unearned portion of restricted stock issued ................................................                (21)                (14)
Unrealized holding gain on investment ......................................................                  4                  --
Retained earnings ..........................................................................              1,732               1,639
Treasury stock - at cost  (1,182,000 shares in 1997) .......................................                (46)                 --
------------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity ...........................................................              2,330               2,275
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity ........................................            $ 9,430             $ 9,123
-----------------------------------------------------------------------------------------------------------------------------------
* Unaudited
               See Notes to the Consolidated Financial Statements.



CONSOLIDATED CASH FLOWS                                                                                         UNOCAL CORPORATION
(Unaudited)

                                                                                                              For the Three Months
                                                                                                                 Ended March 31
                                                                                                           -------------------------
Millions of dollars                                                                                           1997             1996
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings .....................................................................................         $   144          $   124
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Loss on disposal of discontinued operations (before-tax) ...................................              71               --
      Depreciation, depletion and amortization ...................................................             211              244
      Dry hole costs .............................................................................              16               14
      Deferred income taxes ......................................................................              10                9
      Gain on sales of assets (before-tax) .......................................................             (10)             (23)
      Other ......................................................................................             (27)              18
      Working capital and other changes related to operations
         Accounts and notes receivable ...........................................................             (87)             (15)
         Inventories .............................................................................             (33)             (13)
         Accounts payable ........................................................................             105              (12)
         Taxes payable ...........................................................................              48               39
         Other ...................................................................................            (114)            (127)
------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities ............................................             334              258

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs) ................................................            (286)            (222)
   Proceeds from sale of discontinued operations .................................................           1,390               --
   Proceeds from sales of assets .................................................................              16               51
------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities ..................................           1,120             (171)

Cash Flows from Financing Activities
   Long-term borrowings ..........................................................................             341              154
   Reduction of long-term debt and capital lease obligations .....................................            (166)              (2)
   Dividends paid on preferred stock .............................................................              --               (9)
   Dividends paid on common stock ................................................................             (50)             (50)
   Repurchases of common stock ...................................................................             (46)              --
   Other .........................................................................................              (1)              12
-----------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities ...............................................              78              105

Increase in cash and cash equivalents ............................................................           1,532              192
Cash and cash equivalents at beginning of year ...................................................             217               94
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period .......................................................         $ 1,749          $   286
------------------------------------------------------------------------------------------------------------------------------------

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest (net of amount capitalized) .......................................................         $    86          $   106
      Income taxes (net of refunds) ..............................................................         $    62          $    42


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

     These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes thereto filed with the Commission in Unocal Corporation's 1996 Annual Report on Form 10-K.

     Results for the three months ended March 31, 1997, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1997 presentation.

(2) For the purpose of this report, Unocal Corporation and its consolidated subsidiary, Union Oil Company of California (Union Oil), together with the consolidated subsidiaries of Union Oil, are referred to as "Unocal" or "the company".

(3)  Discontinued Operations

     On March 31, 1997, the company sold its West Coast refining, marketing and transportation assets to Tosco Corporation (Tosco). The company received proceeds of $1.4 billion in cash and 14,092,482 shares of Tosco common stock valued at $397 million, based on the average of the high and low market prices of the Tosco stock for the last 10 trading days prior to the sale. The company may also receive up to $250 million in possible participation payments, which are contingent upon increased gasoline margins in the next seven years. With the exception of inventories, the sale excluded substantially all other working capital.

     The company has accounted for its investment in the Tosco stock in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the provisions of SFAS No. 115, the stock was considered available for sale. This required that the company's investment in the stock be reported at fair value, with the unrealized gain (loss) excluded from earnings and reflected as a separate component of stockholders' equity. At March 31, 1997, the cost, fair value and unrealized gain related to the Tosco stock were $397 million, $403 million and $4 million (net of deferred taxes of $2 million), respectively. On May 8, 1997, the company sold the stock back to Tosco for $394 million (net of expenses).

     For the year ended December 31, 1996, the company recorded a $491 million (net of a $301 million tax benefit) estimated loss on disposal of the discontinued operations. The provision included estimated operating losses of $30 million (net of a $18 million tax benefit) and $42 million (net of a $25 million tax benefit) for the phase-out periods of November 17, 1996 through December 31, 1996 and January 1, 1997 through March 31, 1997, respectively, and $419 million (net of a $258 tax benefit) for the estimated loss on the sale of assets.

     During the first quarter of 1997, the company recorded an additional loss on disposal of $44 million (net of a $27 million tax benefit). The additional provision was required primarily due to adjustments in closing inventory amounts and higher than anticipated termination costs. Included in the $44 million amount is a favorable adjustment of $6 million (net of $4 million tax) related to a lower than expected first quarter operating loss.

     The Consolidated Earnings Statement reflects the results for the refining, marketing and transportation operations as discontinued operations for the quarters ended March 31, 1997 and 1996. At December 31, 1996, the assets have been reclassified in the Consolidated Balance Sheet from their historical classifications to separately reflect them as net assets of discontinued operations. Cash flows related to discontinued operations have not been segregated in the Consolidated Statement of Cash Flows for 1996. Consequently, amounts on the Consolidated Earnings Statement may not agree with certain captions on the Consolidated Statement of Cash Flows for 1996.

                                   (Unaudited)

(4)  Other Financial Information

     Sales and operating revenues are principally derived from the sale of crude oil, natural gas, natural gas liquids, geothermal steam, specialty minerals and nitrogen-based agricultural products produced by the company. Sales and operating revenues also include amounts received from the sale of purchased crude oil, natural gas and products. Related purchase costs are classified as expense in the crude oil and product purchases category of the Consolidated Income Statement.

     Capitalized interest totaled $5 million and $3 million for the first quarters of 1997 and 1996, respectively.

(5)  Income Taxes:

     The components of earnings from continuing operations and the provision for income taxes were as follows:

                                                             For Three Months
                                                               Ended March 31
                                                           ---------------------
Millions of Dollars                                        1997             1996
--------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes
       United States .............................         $ 142          $  84
       Foreign ...................................           195            141
--------------------------------------------------------------------------------
             Total ...............................         $ 337          $ 225
Income Taxes
   Current
      Federal ....................................         $  62          $  28
      State ......................................             7              5
      Foreign ....................................           103             56
--------------------------------------------------------------------------------
             Total ...............................           172             89
 Deferred
      Federal ....................................           (20)            (4)
      State ......................................            (1)            (1)
      Foreign ....................................            (2)            10
--------------------------------------------------------------------------------
             Total ...............................           (23)             5
--------------------------------------------------------------------------------
               Total income taxes ................         $ 149          $  94
--------------------------------------------------------------------------------
Reconciliation of income taxes:
                                                             For Three Months
                                                              Ended March 31
                                                           ---------------------
Millions of Dollars                                         1997           1996
--------------------------------------------------------------------------------
Federal statutory rate .............................          35%           35%

Earnings from continuing operations
   before income taxes .............................       $ 337         $ 225
Tax at federal statutory rate ......................       $ 118         $  79
Foreign taxes in excess of statutory rate ..........          33            18
Dividend exclusion .................................          (3)           (4)
Other ..............................................           1             1
--------------------------------------------------------------------------------
             Total .................................       $ 149         $  94
--------------------------------------------------------------------------------

                                   (Unaudited)

(6)  Inventories

                                                           March 31 December  31
                                                           ---------------------
Millions of dollars                                            1997         1996
--------------------------------------------------------------------------------
Crude oil and other petroleum products ...............         $ 22         $ 12
Agricultural products ................................           62           41
Minerals .............................................           23           21
Supplies, merchandise and other ......................           38           51
--------------------------------------------------------------------------------
       Total .........................................         $145         $125
--------------------------------------------------------------------------------


(7)  Long Term Debt and Credit Agreements:

     During the first quarter of 1997, financing activities primarily consisted of: increased borrowings through the issuance of commercial paper of $341 million, bringing the outstanding balance to $404 million; refinancing of $115 million in medium-term notes; and prepayment of a $50 million revolving credit facility. Commercial paper was used to refinance the medium-term notes and prepay the credit facility. The company also reclassified approximately $300 million from long-term debt to current liabilities in keeping with its intent to ultimately reduce long-term debt by approximately $800 million, primarily with the proceeds from the sale of its West Coast refining, marketing and transportation assets.

(8)  Financial Instruments

     The fair values of the company's financial instruments at March 31, 1997 are described below:

     The Deutsche Mark currency swap agreement had a notional value of $110 million and a fair value of approximately $45 million based on dealer quotes.

     The company had outstanding commodity futures contracts covering the sale of 540 thousand barrels of crude oil with a notional amount of $12 million and 3 billion cubic feet of natural gas with a notional amount of $6 million. The fair values of the contracts, based on quoted market prices, were insignificant.

     The estimated fair value of the company's long-term debt and capital lease obligations was $3,291 million. The estimated fair value of the mandatorily redeemable convertible preferred securities of the company's subsidiary trust was $566 million.

(9)  Accrued abandonment, restoration and environmental liabilities:

     At March 31, 1997, the company had accrued $505 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominately accrued for on a units-of-production basis and are estimated to be approximately $675 million. This estimate was derived in large part from abandonment cost studies performed by an independent firm and is used to calculate the amount to be amortized.

     At March 31, 1997, the company's reserve for environmental remediation obligations totaled $252 million, of which $73 million was included in current liabilities. The reserve included estimated probable future costs of $27 million for federal Superfund and comparable state-managed multiparty disposal sites; $28 million for formerly-operated sites for which the company has remediation obligations; $93 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $75 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $29 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

                                   (Unaudited)

(10) Contingent Liabilities:

     The company has certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax and other matters, certain of which are discussed more specifically below. The company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there may be changes in the estimates of future costs, which could have a material effect on the company's future results of operations and financial condition or liquidity.

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

     As disclosed in Note 9, at March 31, 1997, the company had accrued $252 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $170 million.

     Between August 22 and September 6, 1994, a chemical known as "Catacarb" was released into the environment at the company's former San Francisco
     Refinery near Rodeo, California. Persons in the surrounding area have claimed that they were exposed to the chemical in varying degrees. Since September 22, 1994, fifty-three lawsuits have been filed by or on behalf of all persons, alleged to be several thousand, claiming that they or their property were adversely affected by the releases. Fifty-one of the lawsuits have been consolidated in the Superior Court for Contra Costa County. The First Amended Model Complaint in this consolidated action, filed February 1, 1995, on behalf of individual plaintiffs and purported classes of plaintiffs, alleges personal injury, emotional distress and increased risk of future illness on behalf of the named plaintiffs and all persons present in and around or downwind from the San Francisco refinery, and property damage and loss or diminution of property value on behalf of all owners of real and personal property in the vicinity of the Refinery, resulting from the release of Catacarb by the Refinery. Certain individual plaintiffs allege injury from alleged subsequent releases at the Refinery of hydrogen sulfide and other chemicals. The Model Complaint seeks compensatory and punitive damages in unspecified amounts, equitable relief including the creation of a fund for medical monitoring and treatment of plaintiffs and members of the purported classes, statutory penalties and other relief. The company has reached agreement with plaintiffs to certify a mandatory non-opt out punitive damages class. Plaintiffs have withdrawn their class claims for personal injury and property damage. In early

                                   (Unaudited)

     November 1996, the trial court issued an order declining to certify a medical monitoring class. The company has reached an agreement to settle the lawsuits with the payment of an aggregate of $80 million, subject to the execution by the parties of appropriate documentation, including full releases by all of the plaintiffs, and approval of the settlement by the court.

     TAX MATTERS

     In December 1994, the company received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1985 through 1987. In February 1995, the company filed a protest of the proposed tax deficiency with the Appeals section of the IRS. Discussions with the Appeals Officer are ongoing, but it is possible that the most substantial issues raised in the Notice will proceed to litigation. In an effort to resolve these issues without litigation, in October 1996, the company and the IRS entered into an Agreement to Mediate. While the parties have selected a mediator, no date for the mediation has been set.

     The most significant issue raised in the Notice relates to an IRS challenge of a $341 million deduction taken by the company in its 1985 tax return for amounts paid under a settlement agreement with Mesa Petroleum, T. Boone Pickens and Drexel Burnham Lambert, Incorporated, and certain others which ended a hostile takeover attempt by that group. The IRS contends that the deduction is not allowable because the payment was related solely to the purchase of the company's common stock. Although the company did purchase shares under the settlement agreement, it properly reflected the purchase in its records at the fair market value of the shares purchased. The deduction at issue relates to that portion of the payment made under the settlement agreement that exceeded the value of the shares purchased.

     The second largest issue raised in the Notice relates to an IRS challenge of a continued deferral of intercompany gains which arose from sales of property between subsidiaries in 1982 and 1983. The IRS contends that the $201 million balance of deferred gain must be recognized in the company's taxable income for 1985 when the subsidiaries contributed the property to a wholly-owned master limited partnership.

     The total amount of tax and interest that the company would be required to pay if the IRS was ultimately to prevail on both of the issues described in the two preceding paragraphs, after application of foreign tax credits and overpayments related to other issues, and assuming a full disallowance of the claim for refund discussed below, is estimated at $405 million as of March 31, 1997.

     During the first quarter of 1997, the IRS examination team completed its review of a claim for refund recently filed by the company relating to its 1985 tax liability. If the company ultimately prevails in its claim for refund, the liability for the issues described above would be eliminated and the company would be entitled to a refund for overpayment of tax. Although the IRS has not formally disallowed the claim, the company has been informed that the IRS examination team believes the claim should be disallowed. In April 1997, the IRS examination team sent the issue raised by the claim to the IRS National Office for technical advice. The company intends to vigorously defend the claim and dispute the proposed deficiency and hopes to resolve these matters during 1997. Should that effort fail, final resolution of these matters is likely to be several years away as they are not yet before a court.

     The company believes it has adequately provided in its accounts for items and issues not yet resolved. In the opinion of management, a successful outcome of these matters is reasonably likely. However, substantial adverse decisions could have a material effect on the company's financial condition, operating results and liquidity in a given quarter and year when such matters are resolved.

     OTHER MATTERS

     The company also has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Although these contingencies could result in expenses or judgments that could be material to the company's results of operations for a given reporting period, on the

                                   (Unaudited)

     basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on the company's consolidated financial condition or liquidity.

(11) Sale of Accounts Receivable

     In December 1995, the company entered into an agreement to sell an undivided interest in a pool of its trade receivables. As collections reduced the amount of receivables included in the pool, the company sold new receivables bringing the amounts sold up to the $200 million maximum permitted by the agreement. This amount of sold receivables has remained at the $200 million maximum level. Effective January 1, 1997, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", disqualified the continued treatment of this transaction as a sale. Thus, at March 31, 1997, $200 million was reflected in the financial statements as receivables with an offsetting credit to accounts payable. In April 1997, the company repurchased this interest in the receivables.

(12) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:



                                                            For the Three Months
                                                                Ended March 31
                                                             -------------------
Millions of dollars                                            1997        1996
--------------------------------------------------------------------------------
Total revenues ...........................................   $ 1,455    $ 1,201
Total costs and other deductions
   (including income taxes) ..............................     1,259      1,069
--------------------------------------------------------------------------------
Earnings from continuing operations ......................       196        132
Discontinued operations
   Loss from operations (net of a $4 million tax benefits)        --         (7)
   Loss on disposal (net of a $27 million tax benefits) ..       (44)        --
--------------------------------------------------------------------------------
Net earnings .............................................   $   152    $   125
--------------------------------------------------------------------------------

                                                           At            At
                                                        March 31   December 31
                                                     ---------------------------
Millions of dollars                                        1997            1996
--------------------------------------------------------------------------------
Current assets ...............................           $3,495           $3,228
Noncurrent assets ............................            5,950            5,905
Current liabilities ..........................            1,986            1,622
Noncurrent liabilities .......................            4,564            4,704
Shareholder's equity .........................            2,895            2,807
--------------------------------------------------------------------------------


OPERATING HIGHLIGHTS                                                                                            UNOCAL CORPORATION
(Unaudited)


                                                                                                 For the Three Months
                                                                                                    Ended March 31
                                                                                            --------------------------------
                                                                                                      1997             1996
----------------------------------------------------------------------------------------------------------------------------
NET DAILY PRODUCTION
   Crude oil and condensate (thousand barrels daily)
      United States
         Spirit Energy 76 ..................................................................                  48.3             52.2
         Other (a) .........................................................................                  33.7             69.1
                                                                                                           -------------------------
           Total United States .............................................................                  82.0            121.3
      International
         Far East (b) ......................................................................                  93.2             80.9
         Other .............................................................................                  26.7             28.4
                                                                                                           -------------------------
           Total International .............................................................                 119.9            109.3
      Worldwide ............................................................................                 201.9            230.6
                                                                                                           -------------------------

   Natural gas (million cubic feet daily)
      United States
         Spirit Energy 76 ..................................................................                 909.7            903.9
         Other (a) .........................................................................                 155.9            205.9
                                                                                                           -------------------------
           Total United States .............................................................               1,065.6          1,109.8
      International
         Far East (b) ......................................................................                 805.1            597.6
         Other .............................................................................                  67.6             81.9
                                                                                                           -------------------------
           Total International .............................................................                 872.7            679.5
      Worldwide ............................................................................               1,938.3          1,789.3
                                                                                                           -------------------------

   Natural gas liquids (thousand barrels daily) (a) ........................................                  19.4             19.7
   Geothermal (million kilowatt-hours daily) ...............................................                  15.9             13.8
------------------------------------------------------------------------------------------------------------------------------------

(a) Includes production from California upstream properties of:
      Crude oil and condensate ...............................................................                   --            30.2
      Natural gas ............................................................................                   --            51.7
      Natural gas liquids ....................................................................                   --             0.5

(b) Includes host country share in Indonesia of:
      Crude oil and condensate ...............................................................                 30.0            29.8
      Natural gas ............................................................................                 32.6            25.6



OPERATING HIGHLIGHTS (continued)                                                                                UNOCAL CORPORATION
(Unaudited)


                                                                                                          For the Three Months
                                                                                                             Ended March 31
                                                                                                      ------------------------------
                                                                                                         1997                1996
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES
   Crude oil and condensate (per barrel)
      United States
         Spirit Energy 76 ..............................................................               $22.52               $ 18.59
         Other .........................................................................                18.51                 15.08
           Total United States .........................................................                20.88                 16.55
      International
         Far East ......................................................................               $21.03               $ 17.86
         Other .........................................................................                20.07                 16.93
           Total International .........................................................                20.75                 17.52
      Worldwide ........................................................................               $20.81               $ 16.93
-----------------------------------------------------------------------------------------------------------------------------------
      United States
         Spirit Energy 76 ..............................................................               $ 2.83               $  2.56
         Other .........................................................................                 1.35                  1.78
           Total United States .........................................................                 2.61                  2.35
      International
         Far East ......................................................................               $ 2.40               $  2.18
         Other .........................................................................                 2.22                  1.76
           Total International .........................................................                 2.38                  2.13
      Worldwide ........................................................................               $ 2.51               $  2.27
-----------------------------------------------------------------------------------------------------------------------------------
AGRICULTURAL PRODUCTS PRODUCTION VOLUMES (thousand tons)
   Ammonia .............................................................................                  391                   351
   Urea ................................................................................                  275                   293
   Other products ......................................................................                  177                   163

      Total ............................................................................                  843                   807
------------------------------------------------------------------------------------------------------------------------------------
AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia .............................................................................                  156                    94
   Urea ................................................................................                  210                   245
   Other products ......................................................................                  252                   231
------------------------------------------------------------------------------------------------------------------------------------
      Total ............................................................................                  618                   570
------------------------------------------------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

                                                            For the Three Months
                                                               Ended March 31
                                                            --------------------
Millions of Dollars                                             1997        1996
--------------------------------------------------------------------------------
Reported net earnings ....................................     $ 144      $ 124
Special items:
    Litigation ...........................................        --         (4)
    Environmental remediation provisions .................        (9)        (6)
    Asset sales ..........................................         7         14
    Net loss on disposal of discontinued operations ......       (44)        --
--------------------------------------------------------------------------------
   Total special items ...................................       (46)         4
--------------------------------------------------------------------------------
Adjusted net earnings ....................................     $ 190      $ 120
--------------------------------------------------------------------------------


The company's first quarter 1997 adjusted net earnings increased by 58 percent over the same period last year, primarily due to higher average sales prices for worldwide crude oil and natural gas and increased international natural gas and crude oil production. Partially offsetting these positive factors were lower United States crude oil and natural gas production and increased depreciation, depletion and amortization costs.

EXPLORATION AND PRODUCTION

                                                            For the Three Months
                                                              Ended March 31
                                                         -----------------------
Millions of Dollars                                          1997          1996
--------------------------------------------------------------------------------
Reported net earnings
   United States
      Spirit Energy 76 ...........................           $100           $ 76
      Other ......................................             21             20
   International .................................            103             70
--------------------------------------------------------------------------------
      Total ......................................            224            166
Special items:
     Asset sales .................................              3              6
--------------------------------------------------------------------------------
         Total special items .....................              3              6
--------------------------------------------------------------------------------
Adjusted net earnings ............................           $221           $160
--------------------------------------------------------------------------------


The Exploration and Production business segment's adjusted net earnings for the first three months of 1997 reflected higher average sales prices for worldwide crude oil and natural gas and increased international crude oil and natural gas production. Partially offsetting these positive factors were declining United States crude oil and natural gas production and increased depreciation, depletion and amortization costs, due to increased international production, primarily in Thailand.

During the first quarters of 1997 and 1996, Exploration and Production sales and operating revenues (including intercompany amounts) were $768 million and $679 million, respectively.

Compared with the first quarter of 1996, average sales prices for worldwide crude oil increased by $3.88 per barrel, or 23 percent, and average sales prices for worldwide natural gas increased by $.24 per thousand cubic feet, or 11 percent.

The company's international crude oil and natural gas production increased by 10 percent and 28 percent, respectively, over the same period a year ago. The increases were primarily due to activities in Southeast Asia. In Thailand, crude oil production increased by 37 percent and natural gas production increased by 42 percent, following the start-up of a new pipeline system. In Indonesia, natural gas production (including host country share)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased by 14 percent, primarily from the Sepinggan field.

GEOTHERMAL OPERATIONS

First quarter 1997 net earnings were $6 million compared with $5 million in 1996. Improved 1997 earnings were the result of a 15 percent increase in steam production and lower depreciation expense due to the sale of geothermal assets in 1996. Partially offsetting these positive factors were decreased revenues in the Philippines due to the deferral of 60 percent of the revenues and the related earnings pending the resolution of a dispute regarding the extension of the company's service contract.

DIVERSIFIED BUSINESS GROUP

                                                            For the Three Months
                                                               Ended March 31
                                                             -------------------
Millions of Dollars                                          1997           1996
--------------------------------------------------------------------------------
Reported net earnings
   Agricultural Products .........................            $20            $16
   Carbon and Minerals ...........................             10             18
   Pipelines .....................................             14             23
   Other .........................................              1              1
--------------------------------------------------------------------------------
   Total .........................................             45             58
Special items:
   Pipelines (Asset sales) .......................             --              7

   Total special items ...........................             --              7
--------------------------------------------------------------------------------
Adjusted net earnings ............................            $45            $51
--------------------------------------------------------------------------------

The Diversified Business Group's decreased adjusted net earnings were primarily the result of lower lanthanides earnings, increased expenses due to the start-up of the Questa mine and lower urea sales prices. Partially offsetting these negative factors were increased ammonia sales prices and increased production and sales volumes for agricultural products.

CORPORATE AND UNALLOCATED

                                                            For the Three Months
                                                               Ended March 31
                                                            --------------------
Millions of Dollars                                           1997         1996
--------------------------------------------------------------------------------
Reported net earnings effect
   Administrative and general expense ..................       $(13)       $(18)
   Net interest expense ................................        (42)        (50)
   Environmental and litigation expense ................        (11)        (14)
   New Ventures ........................................         (7)         (2)
   Other ...............................................        (14)        (14)
--------------------------------------------------------------------------------
   Total ...............................................        (87)        (98)
Special items:
     Environmental and litigation provisions ...........         (9)        (10)
     Asset sales (Other) ...............................          4           1
--------------------------------------------------------------------------------
   Total special items .................................         (5)         (9)
--------------------------------------------------------------------------------
Adjusted net earning effect ............................       $(82)       $(89)
--------------------------------------------------------------------------------


Compared to the first quarter of 1996, net interest expense decreased by 16 percent as a result of paying down debt. Asset sales for 1997 consisted primarily of the sale of a company airplane.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DISCONTINUED OPERATIONS

On March 31, 1997, the company completed the sale of its West Coast refining, marketing and transportation assets to Tosco Corporation. The company received $1.4 billion in cash and shares of Tosco common stock initially valued at $397 million. On May 8, 1997, the company sold the common stock back to Tosco for $394 million (net of associated expenses). The proceeds from the sale will be used to invest in new and existing, high-growth projects, reduce debt by approximately $800 million and continue repurchases of up to $400 million of Unocal's common stock. See Note 3 to the Consolidated Financial Statements for additional information.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first three months of 1997, cash flow from operating activities, including working capital changes, was $334 million, compared with $258 million in 1996. This increase was principally due to higher commodity prices.

Proceeds from asset sales were $1,406 million for the first three months of 1997. The total principally included: $1,390 million from the sale of the West Coast refining, marketing and transportation assets, $6 million from the sale of one of the company's airplanes and $10 million from the sale of miscellaneous assets including various oil and gas properties.

Consolidated working capital at March 31, 1997 was $1,483 million, a decrease of $123 million from the year-end 1996 level of $1,606 million.

The company's total debt was $3,220 million at March 31, 1997, an increase of $162 million from the year-end 1996 level of $3,058 million. The debt-to-total capitalization ratio increased to 53 percent from 52 percent at year-end 1996. The company intends to reduce long-term debt by approximately $800 million with a portion of the proceeds from the sale of its West Coast refining, marketing and transportation assets. The company's long-term debt ratings have been upgraded as a result of its exit from the refining and marketing sector and because of the company's intent to reduce long-term debt. Duff & Phelps Credit Rating Co., Moody's Investors Service, Inc. and Standard & Poor's have upgraded the company's senior unsecured debt rating to A-, Baa1 and BBB+, respectively. Duff & Phelps also raised the company's commercial paper rating to D-1-. See Notes 7 and 8 to the Consolidated Financial Statements for related information.

During the first quarter of 1997, the company initiated its stock buy-back program by repurchasing approximately 1.2 million shares of Unocal common stock for a total cost of $46 million. The common stock is being repurchased through open market or privately negotiated transactions at the discretion of management, depending on the financial and market conditions or as otherwise permitted under applicable rules. The company's board of directors has authorized the repurchase of up to $400 million of the common stock. If the entire authorized amount is repurchased, it would represent approximately four percent of the company's outstanding 250 million shares of common stock, based on the current market price. The company intends to use a portion of the net proceeds from the sale of its West Coast refining, marketing and transportation assets to fund the balance of the repurchase program.

Capital expenditures for the first three months of 1997 totaled $286 million, an increase of $64 million from the 1996 level of $222 million, primarily due to increased international oil and gas activity. Estimated expenditures for the full year 1997 are expected to reach $1.4 billion.

ENVIRONMENTAL MATTERS

At March 31, 1997, the company's reserves for environmental remediation obligations totaled $252 million, of which $73 million was included in current liabilities. During the first quarter, cash payments of $12 million were applied against the reserve and an additional $14 million in liabilities was recorded to the reserve account, primarily due to the company's adoption of the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liabilities,"  recently  issued by the American  Institute  of Certified  Public
Accountants. Although the company's existing accounting policies were substantially consistent with most of the provisions specified by SOP 96-1, some modifications to the policies were made regarding cost measurement. The company also estimates that it could incur additional remediation costs aggregating approximately $170 million as discussed in Note 10 to the Consolidated Financial Statements. The company's total environmental reserve amount is grouped into the following five categories:

                                                                        March 31
Millions of Dollars                                                        1997
--------------------------------------------------------------------------------
   Superfund and similar sites .................................            $ 27
   Former company-operated sites ...............................              28
   Company facilities sold with
     retained liabilities ......................................              93
   Inactive or closed company facilities .......................              75
   Active company facilities ...................................              29
--------------------------------------------------------------------------------
      Total reserves ...........................................            $252
--------------------------------------------------------------------------------

At year-end 1996, Unocal had received notification from the U.S. Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 39 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 37 other similar PRP sites that may require investigation and remediation. During the first quarter of 1997, 5 sites were added and 4 sites were resolved resulting in a total of 77 sites. Of the total, the company has denied responsibility at 5 sites and at another 8 sites the company's liability, although unquantified, appears to be de minimis. The total also includes 23 sites which are under investigation or in litigation, for which the company's potential liability is not presently determinable. At another 2 sites, the company has made settlement payments and is in the final process of resolving its liabilities. Of the remaining 39 sites, where probable costs can be estimated, reserves of $27 million have been established for future remediation and settlement costs. These 77 sites exclude 61 sites where the company's liability has been settled, or where the company has both no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the company is usually just one of several companies designated as a PRP. The company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in Note 10. The solvency of other responsible parties and disputes regarding responsibilities may also impact the company's ultimate costs.

The company is subject to a number of federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the Resource Conservation and Recovery Act (RCRA). Under these laws, the company is subject to possible obligations to remove or mitigate the environmental effects of the disposal or release of certain chemical and petroleum substances at various sites.

Corrective investigations and actions pursuant to RCRA are being performed at the company's Beaumont, Texas, facility, its closed Colorado shale oil project, and its Washington, Pennsylvania, facility. The company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities. Because these costs will be incurred at different times and over a period of many years, the company believes that these obligations are not likely to have a material adverse effect on the company's results of operations or financial condition.

On May 14, 1997, a draft environmental impact report (EIR) prepared by a consultant to the County of San Luis Obispo, California, was issued for use by the County, the Regional Water Quality Control Board--Central Coast Region and others in evaluating the company's previously proposed remedial action plan, as well as alternative courses of action, for remediation of the underground petroleum hydrocarbon contamination at Avila Beach, California, resulting from former company operations. Certain of the alternatives addressed in the draft EIR would, if

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

implemented, entail remediation costs significantly higher than the costs for the company's plan. The company is currently reviewing the draft EIR and the potential financial implications to the company of the various alternatives addressed therein. A final EIR is not expected to be issued until late 1997.

      See Notes 9 and 10 for related information.

OTHER MATTERS

On May 1, 1997,  the company and PDV America,  a unit of Petroleos de Venezuela,
S. A., completed the restructuring of The UNO-VEN Company (UNO-VEN), a Midwest refining and marketing partnership. In a separate transaction, the company sold to PDV Midwest Refining, L.L.C. (PDV Midwest), an affiliate of PDV America, the petrochemical business previously conducted by Unocal Hydrocarbon Sales, an Illinois-based bulk distributor of solvents.

In restructuring the UNO-VEN partnership, PDV Midwest received substantially all of the refining and marketing assets of UNO-VEN and assumed certain liabilities associated with those assets. The transaction also included the transfer of a 25 percent interest in the Needle Coker Company from the partnership to PDV Midwest.

Company affiliates now own 100 percent of the restructured partnership, renamed Midwest Carbon Company, which retains $250 million for reinvestment in new projects and continues to hold and operate other petroleum coke business activities that were not part of the restructuring.

FUTURE ACCOUNTING CHANGE

The FASB recently issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share (EPS). This statement simplifies the previous standards for computing EPS and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. The company will adopt the new accounting standard effective December 31, 1997. The effect of adoption of the standard and restatement of all prior-period EPS data is not expected to be material.

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

During the first quarter of 1997, the Clinton Administration imposed sanctions against new investments in Myanmar. The company will review the order once it is made available, however, the company does not expect the Administration's directive to impact its current involvement in the Yadana natural gas project. The company remains focused on investment in Central and Southeast Asia and the Administration's action does not change the company's long-term strategic direction of developing major energy-related projects throughout this region. See Paragraph (5) of Item 1. Legal Proceedings in Part II for recent developments in pending litigation regarding the company's involvement in Myanmar.

On April 2, 1997, the company signed agreements authorizing construction of the first independent power project in Thailand. The 700-megawatt power plant project is being developed by Independent Power (Thailand) Company Limited, a joint venture in which the company has a 24 percent interest. The $350 million power plant is the first project being developed under the Electrical Generating Authority of Thailand's independent power producer program. The project has been financed, non-recourse to the company, with loans provided by Thai and international financial institutions covering 80 percent of the project costs. The power plant will be built under a fixed-price, turnkey contract which includes completion and performance guarantees. The power plant is expected to come on-line in 1999.
                                       17

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is incorporated by reference the information previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K), the information regarding environmental remediation reserves in Note 9 to the consolidated financial statements in Item 1 of Part I, the discussion thereof in the Environmental Matters section of Management's' Discussion and Analysis in Item 2 of Part I, and the information regarding contingent liabilities in Note 10 to the consolidated financial Statements in
Item 1 of Part I.

(1) With reference to the "Catacarb" matters described in Paragraph (7) of Item 3 of the 1996 Form 10-K:



          (a) The company has reached an agreement to settle the civil lawsuits with the payment of an aggregate of $80 million, subject to the execution by the parties of appropriate documentation, including full releases by all of the plaintiffs, and approval of the settlement by the court.

          (b)  The EPA Administrative Complaint has been settled for $375,000.

(2)   With reference to the Citizens for a Better  Environment  action described
                            ----------------------------------
      in Paragraph (8) of Item 3 of the 1996 Form 10-K, on April 16, 1997, the District Court granted the plaintiffs' motion for a partial summary judgment against the company as to liability for its violations of the selenium limitations in its National Pollution Discharge Elimination System permit for its former San Francisco refinery. The case will continue with respect to remedies, including civil penalties, injunctive relief and attorneys' fees, which may be sought by the plaintiffs.

(3) With reference to the matters arising from past underground petroleum pipeline leaks at Avila Beach, California, described in Paragraph (9) of
      Item 3 of the 1996 Form 10-K, a total of 11 civil lawsuits, filed in the California Superior Court for San Luis Obispo County, have been served on the company. The complaints generally state claims for nuisance, trespass and diminution in property values, and seek compensatory damages and, in one case, injunctive relief.

(4) With reference to the allegations by the Illinois Attorney General of the company's failure to comply with the State's environmental statue and air pollution regulations at its carbon plant in Lemont, Illinois, described in Paragraph (12) of Item 3 of the 1996 Form 10-K, on April 15, 1997, the Attorney General filed suit against the company for alleged violations of particulate emissions at the plant, seeking civil penalties and injunctive relief. The Attorney General has indicated that the state wishes to continue negotiations with the company to settle any concerns that the U.S. Environmental Protection Agency may have on the matter.

(5) With reference to the litigation involving the Yadana gas project in Myanmar, described in Paragraph (13) of Item 3 of the 1996 Form 10-K, several developments have occurred that may affect the course of the litigation.

     In John Doe I, et al. v. Unocal Corp., et al., U.S. District Court for the -------------------------------------------- Central District of
     California, Civil No. 96-6959-RAP, the Court entered orders on March 26, 1997 and April 25, 1997, granting in part and denying in part the company's motion to dismiss the action. The Court held, among other things, that the plaintiffs had alleged sufficient facts to state a claim upon which relief against the company could be granted, if proven at trial. The Court further held that the State Law and Order Restoration Council (SLORC) and the Myanma Oil and Gas Enterprise were not properly named as defendants because they were immune from suit pursuant to the Foreign Sovereign Immunities Act.

     The plaintiffs filed an amended complaint, and on April 28, 1997, the company filed its answer. In the answer, the company denied that it was a party to a joint venture partnership for the Yadana gas pipeline construction, as alleged by the plaintiffs, and stated that (1) the entity that is constructing the pipeline is a corporation and not a joint venture or partnership, and (2) the company's only legal connection to the pipeline corporation is that one of its indirect wholly-owned subsidiaries is a shareholder in that corporation. Based upon these and other facts, the company denied that it was either properly named as a party or subject to joint venture, partnership, or other liability with respect to the Yadana pipeline.

     The plaintiffs also have filed a motion for a preliminary injunction. The motion seeks to enjoin the company from making payments to SLORC and from participating in the Yadana natural gas project until trial. The company has submitted papers in opposition to the motion, which is scheduled to be heard by the Court on June 9, 1997. In addition, the plaintiffs' motion for class certification is scheduled to be heard later in the year.

     In the other action referenced in Paragraph (13) of Item 3 of the 1996 Form 10-K, National Coalition Government of the Union of Burma, et al. v.
            --------------------------------------------------------------------
     Unocal,  Inc.,  et al.,  U.S.  District  Court for the Central  District of
     ----------------------
     California, Civil No. 96-6112-RAP, the company filed a motion to dismiss the case on several grounds. That motion, the hearing on which was held on April 14, 1997, remains pending before the Court.

     With respect to both of the above actions, the Court has solicited the views of the United States Department of State as to whether the Court should continue to entertain the actions in light of the foreign policy issues involved.

(6) Over the past several years, the company's former San Francisco refinery received a number of Violation Notices (VN's) from the Bay Area Air Quality Management District (District) for alleged violations of various California laws and District regulations relating to emissions, permit exceedences, and public nuisances. In connection with the sale of the refinery on March 31, 1997, the company is endeavoring to reach a global settlement of all of these claims. While none of the individual VN's involve penalties exceeding $100,000, it is likely that the aggregate settlement will exceed that amount.

(7)  On June 7, 1996,  the case of Aguilar,  et al. v.  Atlantic  Richfield,  et
                                   ---------------------------------------------
     al.(Civil No. 00700810) was filed in the California  Superior Court for San
     ---
     Diego County against nine California oil companies, including the company, which refine and market Phase 2 reformulated gasoline mandated by the California Air Resources Board (CARB). The plaintiffs allege that the defendants conspired to limit the supply and increase the price of CARB gasoline in violation of California antitrust and unfair competition laws and seek treble damages and injunctive relief on behalf of all purchasers of CARB gasoline at retail since March 1, 1966. On May 1, 1997, the court certified the case as a class action. Trial on the merits of the case is tentatively scheduled for late 1997.

Item 2.  Changes In Securities

During the first quarter of 1997, the company awarded 3,896 restricted stock units to certain nonemployee directors pursuant to the terms of the company's Directors' Restricted Stock Plan. The units were not registered under the Securities Act of 1933 (the Act) in reliance upon the exemption contained in
Section 4(2) of the Act for transactions by an issuer not involving any public offering. The units were awarded in consideration of the prior election by each of the nonemployee directors to defer all or a portion of his or her cash fees and upon the credit of dividend equivalents upon units previously issued. The units will be paid out in an equal number of shares of Unocal common stock at the end of a restriction period elected by each director.

On March 19, 1997, Unocal issued one share of its common stock upon the conversion of one 6-1/4 trust convertible preferred security of Unocal Capital Trust. The common share was not registered under the Act in reliance upon the exemption contained in Section 3(a)9 of the Act for a security exchanged by the issuer with its existing security-holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The Exhibit Index on page 22 of this report lists the exhibits that are filed as part of this report.

          (b)    Reports on Form 8-K

                 During the first quarter of 1997:

                 1. Current Report on Form 8-K dated December 16, 1996 and filed
                    January 3, 1997, for the purpose of reporting, under Item 5, the signing of the definitive agreement by the company for the sale its West Coast refining, marketing and transportation assets to Tosco Corporation and filling, as exhibits under Item 7, certain agreements relating to such sale.

                 2. Current Report on Form 8-K dated and filed January 23, 1997, for the purpose of reporting, under Item 5, the company's fourth quarter and full year 1996 earnings and related information.

                 3. Current  Report on Form 8-K dated February 3, 1997 and filed
                    February 7, 1997, for the purpose of reporting, under Item 5, the amendment of the company's bylaws , and filing, as an exhibit under Item 7, a copy of such bylaws, as so amended.

                 4. Current Report on Form 8-K dated February 13, 1997 and filed
                    February 14, 1997, for the purpose of reporting, under Item 5, the company's crude oil and natural gas reserve data.

                 During the second quarter of 1997 to the date hereof:

                 1. Current  Report  on Form 8-K  dated  April 1, 1997 and filed
                    April 10, 1997, for the purpose of reporting, under Item 2, the completion of the sale of the company's West Coast refining, marketing and transportation assets to Tosco Corporation, and filing, as exhibits under Item 7, certain agreements relating to such sale.

                 2. Current  Report on Form 8-K dated  April 11,  1997 and filed
                    April 14, 1997, for the purpose of reporting, under Item 5, the signing of a definitive agreement for the restructuring of The UNO-VEN Company.

                 3. Current  Report on Form 8-K dated  April 22,  1997 and filed
                    April 23, 1997, for the purpose of reporting, under Item 5, Unocal's response to the Clinton Administration's Myanmar sanctions.

                 4. Current  Report on Form 8-K dated and filed April 24,  1997, for the purpose of reporting, under Item 5, Unocal's first quarter 1997 earnings and related information.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNOCAL CORPORATION
                                             (Registrant)


Dated:  May 15, 1997                By:   /s/ CHARLES S. MCDOWELL
                                              Charles S. McDowell
                                              Vice President and Comptroller
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)

                                  EXHIBIT INDEX


     2.1 Sale and Purchase Agreement for 76 Products Company, dated December 14, 1996, between Union Oil Company of California and Tosco Corporation (without attachments or schedules) (incorporated by reference to Exhibit 2.1 to Unocal's Current Report on Form 8-K dated December 16, 1996 and filed January 3, 1997, File No. 1-8483).

     2.2 Stock Purchase and Shareholder Agreement, dated as of January 15, 1997, by and between Tosco Corporation and Union Oil Company of California, together with form of Supplement No. 1 thereto (incorporated by reference to Exhibit 2.2 to Unocal's Current Report on Form 8-K dated December 16, 1996 and filed January 3, 1997, File No. 1-8483).

     2.3 Amendment No. 1 and Supplement, dated as of March 31, 1997, to Stock Purchase and Shareholder Agreement, dated as of January 15, 1997, by and between Tosco Corporation and Union Oil Company of California (incorporated by reference to Exhibit C to Unocal's and Union Oil Company of California's statement on Schedule 13D relating to Tosco Corporation, dated and filed April 10, 1997, File No. 1-7910).

     2.4 Environmental Agreement, dated as of March 31, 1997, by and between Union Oil Company of California and Tosco Corporation (without schedules) (incorporated by reference to Exhibit 2.3 to Unocal's Current Report on Form 8-K dated December 16, 1996 and filed January 3, 1997, File No. 1-8483).

     11 Statement regarding computation of earnings per common share for the three months ended March 31, 1997.

     12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for three months ended March 31, 1997 and 1996.

     12.2 Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the three months ended March 31, 1997 and 1996.

     12.3 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended March 31, 1997 and 1996.

     27 Financial data schedule for the period ended March 31, 1997 (included only in the copy of this report filed electronically with the Commission).
                                       22