Form 10-Q/A
period 1996-09-30
UNOCAL CORP
filed 1997-05-23
CIK 716039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended SEPTEMBER 30, 1996
                                       ------------------
                                       or
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _____________ to ____________.



                         Commission file number 1-8483

                               UNOCAL CORPORATION
             (Exact name of registrant as specified in its charter)



                   DELAWARE                           95-3825062
                   --------                           ----------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)



     2141 ROSECRANS AVENUE, SUITE 4000, EL SEGUNDO, CALIFORNIA       90245
     ---------------------------------------------------------      ------
     (Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code:  (310) 726-7600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---     ---

Number of shares of Common Stock, $1 par value, outstanding as of October 31, 1996: 250,414,750

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                         UNOCAL CORPORATION
(UNAUDITED)

                                           For the Three Months            For the Nine Months
                                            Ended September 30              Ended September 30
                                        -------------------------------------------------------
Dollars in millions except per share           1996        1995           1996         1995
amounts
-----------------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues (a)           $  2,531    $  1,933       $  7,272         $  5,997
Interest, dividends and miscellaneous
 income                                          14          50             50               76
Equity in earnings of affiliated
 companies                                       30          20             78               65
Gain on sales of assets                          36           2            173               63
-----------------------------------------------------------------------------------------------
      Total revenues                          2,611       2,005          7,573            6,201

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases               1,152         746          3,142            2,403
Operating expense                               442         417          1,315            1,302
Selling, administrative and general
 expense                                        112         108            341              318
Depreciation, depletion and amortization        228         237            724              704
Dry hole costs                                   53          31             72               50
Exploration expense                              33          30             83               85
Interest expense                                 67          72            215              218
Excise, property and other operating
 taxes (a)                                      271         258            814              759
Distributions on convertible preferred
 securities of subsidiary trust                   2           -              2                -
-----------------------------------------------------------------------------------------------
      Total costs and other deductions        2,360       1,899          6,708            5,839
-----------------------------------------------------------------------------------------------
Earnings before income taxes                    251         106            865              362
Income taxes                                     80          47            332              151
-----------------------------------------------------------------------------------------------
NET EARNINGS                               $    171    $     59       $    533         $    211
Dividends on preferred stock                      -           9             18               27
Non-cash charge related to exchange of
 preferred stock                                 54           -             54                -
-----------------------------------------------------------------------------------------------
      NET EARNINGS APPLICABLE TO COMMON
       STOCK                               $    117    $     50       $    461         $    184
                                        =======================================================

Earnings per share of common stock
 assuming no dilution (b)                  $   0.47    $   0.20       $   1.86         $    0.75
                                        ========================================================

Earnings per share of common and
 equivalent stock assuming
 full dilution (c)                         $   0.45    $   0.20       $   1.83         $    0.75
                                        ========================================================

Cash dividends declared per share of
 common stock                              $   0.20    $   0.20       $   0.60         $    0.60
------------------------------------------------------------------------------------------------

  (a) Includes consumer excise taxes of    $    249    $    228       $    735         $     665
  (b) Based on net earnings applicable
      to common stock divided
      by weighted average shares
      outstanding (in thousands)            248,668     246,666        248,211           245,754
  (c) Based on net earnings applicable
      to common stock divided
      by weighted average shares
      outstanding and common
      stock equivalents (in thousands)      263,525           -        262,823                 -

                See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                   UNOCAL CORPORATION
(UNAUDITED)

                                                      September       December
                                                             30             31
                                                      ------------------------
Millions of dollars                                       1996            1995
------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                            $  225          $   94
   Accounts and notes receivable                           921             920
   Inventories
      Crude oil                                             50              48
      Refined products                                     162             161
      Agricultural products                                 35              40
      Minerals                                              21              30
      Supplies, merchandise and other                       88              81
   Deferred income taxes                                    75             169
   Other current assets                                     35              33
------------------------------------------------------------------------------
      Total current assets                               1,612           1,576
Investments and long-term receivables                    1,105           1,101
Properties (net of accumulated
 depreciation and other allowances
 of $10,910 in 1996 and $11,431 in 1995)                 6,949           7,109
Deferred income taxes                                       27              25
Other assets                                               116              80
------------------------------------------------------------------------------
      Total assets                                      $9,809          $9,891
------------------------------------------------------------------------------

LIABILITIES AND EQUITY
Current liabilities
   Accounts payable                                     $  873          $  804
   Taxes payable                                           242             193
   Current portion of long-term debt                       119               8
    and capital lease obligations
   Interest payable                                         46              92
   Current portion of environmental                         83              83
    liabilities
   Other current liabilities                                94             136
------------------------------------------------------------------------------
      Total current liabilities                          1,457           1,316
Long-term debt and capital lease obligations             2,951           3,698
Deferred income taxes                                      678             722
Accrued abandonment, restoration and                       661             607
 environmental liabilities
Other deferred credits and liabilities                     729             618

Company-obligated mandatorily redeemable convertible
 preferred securities of a subsidiary trust holding
 solely 6-1/4% convertible junior subordinated
 debentures of Unocal                                      522               -

Stockholders' Equity
   Preferred stock ($0.10 par value; stated at
    liquidation value of $50 per share)                     13             513
   Common stock ($1 par value)                             250             247
   Capital in excess of par value                          389             319
   Foreign currency translation adjustment                 (12)            (10)
   Unearned portion of restricted stock issued             (15)            (13)
   Retained earnings                                     2,186           1,874
------------------------------------------------------------------------------
      Total stockholders' equity                         2,811           2,930
------------------------------------------------------------------------------
         Total liabilities and equity                   $9,809          $9,891
------------------------------------------------------------------------------

              See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                     UNOCAL CORPORATION
(UNAUDITED)

                                             For the Nine Months
                                              Ended September 30
                                             -------------------
Millions of dollars                               1996      1995
----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                    $  533     $ 211
Adjustment to reconcile net earnings to
 net cash provided by operating activities
    Depreciation, depletion and amortization       724       704
    Dry hole costs                                  72        50
    Deferred income taxes                           48       (21)
    Gain on sales of assets (before-tax)          (173)      (63)
    Other                                           96       (19)
    Working capital and other changes related
    to operations
      Accounts and notes receivable                (23)      (18)
      Inventories                                    4        18
      Accounts payable                              69       (53)
      Taxes payable                                 49       (19)
      Other                                       (200)     (114)
----------------------------------------------------------------
       Net cash provided by operating
        activities                               1,199       676


CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures (includes dry
     hole costs)                                  (940)     (967)
    Proceeds from sales of assets                  585       130
----------------------------------------------------------------
       Net cash used in investing activities      (355)     (837)


CASH FLOWS FROM FINANCING ACTIVITIES
    Long-term borrowings                           130       949
    Reduction of long-term debt and
    capital lease obligations                     (690)     (644)
    Dividends paid on preferred stock              (27)      (27)
    Dividends paid on common stock                (149)     (147)
    Other                                           23        50
----------------------------------------------------------------
       Net cash provided by (used in)
          financing activities                    (713)      181

Increase in cash and cash equivalents              131        20
Cash and cash equivalents at beginning of year      94       148
----------------------------------------------------------------
Cash and cash equivalents at end of period      $  225     $ 168
----------------------------------------------------------------

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for:
      Interest (net of amount capitalized)      $  243     $ 225
      Income taxes (net of refunds)             $  239     $ 192


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

(3) Earnings per share of common stock assuming no dilution are based on net earnings less preferred stock dividend requirements and the non-cash charge related to the exchange of preferred stock, divided by the weighted average shares of common stock outstanding during each period. The computation of fully diluted earnings per share assumes the dilutive effect of common stock equivalents and conversion of Unocal's outstanding convertible preferred stock and the outstanding Convertible Preferred Securities of a subsidiary trust (see Note 12). When the computation of fully diluted earnings per share is antidilutive for any given period presented, the amounts reported for primary and fully diluted are the same.

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

                                                          For the Nine Months
                                                           Ended September 30
                                                          --------------------
                                                             1996       1995
-----------------------------------------------------------------------------
   Shares of Unocal common stock issued (in thousands)        252        700
   Fair value of common stock (in millions of dollars)      $   8      $  20

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

(7) Income Taxes:

    The components of pre-tax earnings and the provision for income taxes were as follows:

                                           For the Three Months           For the Nine Months
                                            Ended September 30            Ended September 30
                                           --------------------------------------------------
Millions of dollars                           1996       1995             1996         1995
---------------------------------------------------------------------------------------------
Earnings (loss) before income taxes:
   United States (a)                         $  87      $  (7)            $ 438       $  (2)
   Foreign                                     164        113               427         364
---------------------------------------------------------------------------------------------
      Total                                  $ 251      $ 106             $ 865       $ 362
Income Taxes:
   Current
      Federal                                $  (4)     $  (1)            $ 100       $  15
      State                                      1          -                 3           5
      Foreign                                   70         45               182         152
---------------------------------------------------------------------------------------------
        Total current                        $  67      $  44             $ 285       $ 172
   Deferred
      Federal                                $   7      $   1             $  12       $ (18)
      State                                      5         (7)               19         (24)
      Foreign                                    1          9                16          21
---------------------------------------------------------------------------------------------
        Total deferred                       $  13      $   3             $  47       $ (21)
---------------------------------------------------------------------------------------------
Total income taxes                           $  80      $  47             $ 332       $ 151

(a) Includes corporate and unallocated expenses.

Reconciliation of income taxes at the federal statutory rate of 35% to tax provision:

                                           For the Three Months           For the Nine Months
                                            Ended September 30            Ended September 30
                                           --------------------------------------------------
Millions of dollars                           1996       1995             1996         1995
---------------------------------------------------------------------------------------------
Earnings before income taxes                 $ 251      $ 106             $ 865       $ 362

Tax at federal statutory rate                $  88      $  37             $ 303       $ 126
Taxes on foreign earnings in excess of
    (less than) statutory rate                  (5)        18                36          52
Dividend exclusion                              (3)        (4)              (11)        (11)
Deferred California business tax
 credits, net of federal tax effect              -         (5)                -         (16)
Other                                            -          1                 4           -
---------------------------------------------------------------------------------------------
     Total provision                         $  80      $  47             $ 332       $ 151

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

                                  (Unaudited)

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

                                  (Unaudited)

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

  OTHER MATTERS

  The company also has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Although these contingencies could result in expenses or judgments that could be material to the company's results of operations for a given reporting period, on the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on the company's consolidated financial condition

                                  (Unaudited)

     or liquidity.

(12) Convertible Preferred Securities

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

(13) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

                                                                 For the Three Months   For the Nine Months
                                                                  Ended September 30    Ended September 30
                                                              ---------------------------------------------
                        Millions of dollars                        1996       1995        1996       1995
-----------------------------------------------------------------------------------------------------------
      Total revenues                                                $2,611    $ 2,005     $7,573     $6,201
      Total costs and other deductions, including income taxes       2,438      1,945      7,037      5,989
                                                              ---------------------------------------------
      Net earnings                                                  $  173    $    60     $  536     $  212
-----------------------------------------------------------------------------------------------------------

                                  (Unaudited)

(13)  Union Oil (continued)

                               At September 30   At December 31
                               ---------------   --------------
       Millions of dollars                1996             1995
---------------------------------------------------------------
      Current assets                    $1,604           $1,576
      Noncurrent assets                 $8,213           $8,328
      Current liabilities               $1,464           $1,309
      Noncurrent liabilities            $5,020           $5,645
      Shareholder's equity              $3,333           $2,950
   ------------------------------------------------------------

OPERATING HIGHLIGHTS                                UNOCAL CORPORATION
(UNAUDITED)

                                   For the Three Months     For the Nine Months
                                    Ended September 30       Ended September 30
                                   --------------------------------------------
                                   1996      1995           1996           1995
-------------------------------------------------------------------------------
NET DAILY PRODUCTION
   CRUDE OIL AND CONDENSATE
    (THOUSAND BARRELS):
      United States (a)            86.1     123.6           98.9          126.4
      Foreign:
         Far East (b)              82.2      81.9           82.4           84.6
         Other                     27.2      29.6           27.6           30.3
                             --------------------------------------------------
           Total foreign          109.4     111.5          110.0          114.9

      WORLDWIDE                   195.5     235.1          208.9          241.3
                             --------------------------------------------------

   NATURAL GAS (MILLION
    CUBIC FEET):
      United States (a)           1,099     1,077          1,091          1,109
      Foreign:
         Far East (b)               667       577            626            597
         Other                       63        55             71             48
                             --------------------------------------------------
           Total foreign            730       632            697            645

      WORLDWIDE                   1,829     1,709          1,788          1,754

   NATURAL GAS LIQUIDS
    (THOUSAND BARRELS) (a)         19.3      20.2           19.6           21.4
   GEOTHERMAL (MILLION
    KILOWATT-HOURS)                21.0      17.7           17.3           16.0
-------------------------------------------------------------------------------

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

OPERATING HIGHLIGHTS (continued)                  UNOCAL CORPORATION
(UNAUDITED)

                                   For the Three Months     For the Nine Months
                                   Ended September 30        Ended September 30
                                   --------------------------------------------
                                     1996      1995            1996      1995
-------------------------------------------------------------------------------
INPUT TO CRUDE OIL PROCESSING
 UNITS  (THOUSAND BARRELS DAILY)      229       220             231       207

REFINERY PRODUCTION (THOUSAND
 BARRELS DAILY)
      EPA Gasoline                     31       120              52       107
      CARB gasoline                    90         -              64         -
      Jet fuel, kerosene and           33        29              36        21
       heating oil
      Diesel fuel                      19        14              21        12
      CARB diesel                      27        27              24        24
      Other products
       (lubricants, gas oils, etc.)    58        53              61        62
                                   --------------------------------------------
           Total                      258       243             258       226

PETROLEUM PRODUCT SALES
 (THOUSAND BARRELS DAILY)
   Primarily sold through
    retail channels
      EPA Gasoline                     27       116              67       116
      CARB gasoline                   103         -              64         -
      Diesel fuel                      15        12              14        12
      CARB diesel                      20        17              16        15
      Other products
       (includes lube oil,
       kerosene and fuel oil)           7         7               7         7
                               ------------------------------------------------
           Total                      172       152             168       150

   Primarily sold through
    wholesale or commercial
    channels
      EPA Gasoline                      4        31               9        23
      CARB gasoline                    21         -              12         -
      Jet fuel                         38        32              40        29
      Diesel fuel                      14        14              14        10
      CARB diesel                      15        11              12         6
      Other products (includes
       petroleum products, gas
       oils, etc.)                     34        35              36        42
                               -------------------------------------------------
           Total                      126       123             123       110
                               -------------------------------------------------
              Total petroleum
               products sales         298       275             291       260

AGRICULTURAL PRODUCTS
 PRODUCTION VOLUMES (THOUSAND
 TONS)
   Ammonia                            360       296           1,089       988
   Urea                               275       242             845       806
   Other products                     149       169             494       583

AGRICULTURAL PRODUCTS SALES
 VOLUMES (THOUSAND TONS)
   Ammonia                            206       106             574       500
   Urea                               198       247             779       773
   Other products                     302       255             971       962

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           3 Bylaws of Unocal Corporation, as amended September 30, 1996, and currently in effect.

           11* Unocal Corporation statement regarding computation of earnings per common share for the three months ended September 30, 1996 and 1995 and for the nine-month periods ended September 30, 1996 and 1995.

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

           3. Current Report on Form 8-K dated and filed September 6, 1996, for the purpose of reporting, under Item 5, the acceptance by Unocal of all shares of its $3.50 Convertible Preferred Stock tendered in response to its exchange offer.

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


           *  FILED WITH THIS AMENDMENT

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNOCAL CORPORATION
                                          (Registrant)


Dated:  May 23, 1997                 By:  /s/ CHARLES S. MCDOWELL
                                          -----------------------
                                           Charles S. McDowell
                                           Vice President and Comptroller
                                           (Duly Authorized Officer and
                                           Principal Accounting Officer)