Form 10-K/A
period 1996-12-31
UNOCAL CORP
filed 1997-05-23
CIK 716039

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

                                    PART II



 ITEM 6 - SELECTED FINANCIAL DATA - see page 75.

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




Coopers & Lybrand L.L.P.
February 14, 1997
Los Angeles, California


CONSOLIDATED EARNINGS                                                                UNOCAL CORPORATION

                                                                                    Years ended December 31
                                                                       ----------------------------------------------
Dollars in millions except per share amounts                                 1996              1995              1994
----------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                             $5,101            $4,111            $4,118
Interest, dividends and miscellaneous income                                 49                86                74
Equity in earnings of affiliated companies                                  106                77                83
Gain (loss) on sales of assets                                               72               115                (3)
---------------------------------------------------------------------------------------------------------------------
      Total revenues                                                      5,328             4,389             4,272
Costs and Other Deductions
Crude oil and product purchases                                           1,502               979             1,064
Operating expense                                                         1,386             1,302             1,366
Selling, administrative and general expense                                 151               151               194
Depreciation, depletion and amortization                                    914               911               811
Dry hole costs                                                              139                61                84
Exploration expense                                                         117               139               116
Interest expense                                                            279               291               275
Property and other operating taxes                                           72                80                91
Distribution on convertible preferred securities                             10                -                 -
---------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                    4,570             3,914             4,001
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes                     758               475               271
Income taxes                                                                302               226               161
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
   cumulative effect of accounting change                                   456               249               110
Discontinued Operations
   Earnings from operations (net of tax)                                     71                11                14
   Loss on disposal (net of tax)                                           (491)               -                 -
---------------------------------------------------------------------------------------------------------------------
      Earnings (loss) from discontinued operations                         (420)               11                14
Cumulative effect of accounting change                                       -                 -               (277)
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                      $   36            $  260            $ (153)
Dividends on preferred stock                                                 18                36                36
Non-cash charge related to exchange of preferred stock                       54                -                 -
---------------------------------------------------------------------------------------------------------------------
      Net earnings (loss) applicable to common stock                     $  (36)           $  224            $ (189)
                                                                         ======== =======  ======== =======  ========

Earnings (loss) per share of common stock assuming no dilution:
      Continuing operations                                              $ 1.54            $ 0.87            $ 0.30
      Discontinued operations                                             (1.69)             0.04              0.06
      Cumulative effect of accounting change                                 -                 -              (1.14)
                                                                         --------------------------------------------
   Net earnings (loss) per share                                         $(0.15)           $  0.91           $ (0.78)
                                                                         ======== =======  ======== =======  ========

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


Millions of Dollars
Except per share amounts             1996            1995            1994
--------------------------------------------------------------------------
Net earnings (loss)
   As reported                      $  36           $ 260           $(153)
   Pro forma                           32             257            (156)
Net earnings (loss) per share
   As reported                     ($0.15)          $0.91          ($0.78)
   Pro forma                        (0.16)           0.90           (0.79)
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

QUARTERLY FINANCIAL AND MARKET PRICE DATA (UNAUDITED)

                                                                                                   1996 Quarters
                                                                               -----------------------------------------------------

Dollars in millions except per share amounts                                       1st           2nd           3rd            4th
------------------------------------------------------------------------------------------------------------------------------------

Total revenues (a)                                                               $1,201        $1,405        $1,337         $1,385
Total costs and other deductions, including income taxes (b)                      1,070         1,217         1,203          1,382
------------------------------------------------------------------------------------------------------------------------------------

After-tax earnings from continuing operations                                       131           188           134              3
Discontinued operations
   Earnings (loss) from operations                                                   (7)           50            37             (9)
   Loss on disposal  (c)                                                             -             -             -          $ (491)
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss)                                                        $  124        $  238        $  171         $ (497)

------------------------------------------------------------------------------------------------------------------------------------

Earnings per share of common stock assuming no dilution: (d)
------------------------------------------------------------------------------------------------------------------------------------

      Continuing operations (e)                                                  $ 0.50        $ 0.72        $ 0.32         $ 0.01
      Discontinued operations                                                    $(0.03)       $ 0.20        $ 0.15         $(1.99)
------------------------------------------------------------------------------------------------------------------------------------

     Net earnings (loss) per share of common stock assuming no dilution          $ 0.47        $ 0.92        $ 0.47         $(1.98)
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share of common stock assuming full dilution: (d)
------------------------------------------------------------------------------------------------------------------------------------

      Continuing operations (e)                                                  $ 0.46        $ 0.67        $ 0.31         $ 0.01
      Discontinued operations                                                    $(0.03)       $ 0.19        $ 0.14         $(1.99)
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss) per share of common stock assuming full dilution (f)   $ 0.43        $ 0.86        $ 0.45         $(1.98)
------------------------------------------------------------------------------------------------------------------------------------

Gross margin (g)                                                                 $  159        $  187        $   42         $   81
------------------------------------------------------------------------------------------------------------------------------------


(a)  Includes sales and operating revenue from continuing operations of          $1,143        $1,261        $1,264         $1,433
(b)  Includes special items of                                                   $   16        $   57        $   51         $  171
(c)  Fourth quarter loss on disposal includes a $42 million estimated loss for the phase-out period January 1, 1997 - March 31,
     1997.
(d)  Due to the conversion of Unocal's $3.50 Convertible Preferred Stock into Unocal common stock in the fourth quarter of 1996, the earnings per share amounts by quarter are not additive.
(e)  Third quarter amount reflects $54 million non-cash charge related to exchange of preferred stock.
(f)  There was no dilutive effect in the calculation of fourth quarter earnings per share.
(g)  Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expense, and other operating taxes.

                                                                                                    1995 Quarters
                                                                             -------------------------------------------------------

Dollars in millions except per share amounts                                       1st            2nd             3rd        4th
------------------------------------------------------------------------------------------------------------------------------------

Total revenues (a)                                                               $  976        $1,250        $1,002         $1,161
Total costs and other deductions, including income taxes (b)                        884         1,173           955          1,128
------------------------------------------------------------------------------------------------------------------------------------

After-tax earnings from continuing operations                                        92            77            47             33
Discontinued operations
   Earnings (loss) from operations                                                  (18)            1            12             16
   Loss on disposal                                                                  -             -             -              -
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss)                                                        $   74        $   78        $   59         $   49
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share of common stock assuming no dilution:
------------------------------------------------------------------------------------------------------------------------------------

      Continuing operations                                                      $ 0.34        $ 0.28        $ 0.15         $ 0.10
      Discontinued operations                                                    $(0.07)       $   -         $ 0.05         $ 0.06
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss) per share of common stock assuming no dilution         $ 0.27        $ 0.28        $ 0.20         $ 0.16
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share of common stock assuming full dilution:
------------------------------------------------------------------------------------------------------------------------------------

      Continuing operations                                                      $ 0.32        $ 0.26        $ 0.14         $ 0.09
      Discontinued operations                                                    $(0.07)       $   -         $ 0.05         $ 0.06
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss) per share of common stock assuming full dilution       $ 0.25        $ 0.26        $ 0.19         $ 0.15
------------------------------------------------------------------------------------------------------------------------------------

Gross margin (c)                                                                 $   69        $   47        $   24         $  (17)
------------------------------------------------------------------------------------------------------------------------------------

(a)  Includes sales and operating revenue from continuing operations of          $  899        $1,201        $  934         $1,077
(b)  Includes special items of                                                   $   15        $   50        $    9         $  147
(c)  Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expense, and other operating taxes.

SELECTED FINANCIAL DATA


Dollars in million except per share amounts                        1996           1995           1994           1993          1992
-----------------------------------------------------------------------------------------------------------------------------------
Sales Revenue Data
   Crude oil and condensate                                       $2,495         $1,964         $1,996         $1,928       $ 2,270
   Natural gas                                                     1,482          1,031          1,109          1,104         1,033
   Agricultural products                                             514            486            373            319           292
   Geothermal                                                        131            120            135            145           197
   Natural gas liquids                                                95             97             96            101           116
   Petroleum products                                                 16             84             89            458         1,236
   Minerals                                                           97             95             79             62            80
   Consumer excise taxes                                              -              -               5             87           283
   Other                                                             161             58             95            134           427
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                                        4,991          3,935          3,977          4,338         5,934
Operating revenues                                                   110            176            141            137           164
Other revenues                                                       227            278            154            255           149
-----------------------------------------------------------------------------------------------------------------------------------
      Total revenues from continuing operations                    5,328          4,389          4,272          4,730         6,247
Discontinued operations (a)                                        4,271          4,036          3,693          3,614         3,814
                                                                  -----------------------------------------------------------------
Total revenues                                                    $9,599         $8,425         $7,965         $8,344       $10,061
-----------------------------------------------------------------------------------------------------------------------------------

Earnings Data
Earnings from continuing operations                               $  456         $  249         $  110         $  272       $   168
Discontinued operations                                             (420)            11             14             71            28
Cumulative effects of accounting change                               -              -            (277)          (130)           24
                                                                  -----------------------------------------------------------------
Net earnings (loss)                                               $   36         $  260         $ (153)        $  213       $   220
Net earnings (loss) per common share:
      Continuing operations                                       $ 1.54         $ 0.87         $ 0.30         $ 0.98       $  0.63
      Discontinued operations                                      (1.69)          0.04           0.06           0.29          0.12
      Cumulative effect of accounting change                          -              -           (1.14)         (0.54)         0.10
-----------------------------------------------------------------------------------------------------------------------------------
      Net earnings (loss) per share                               $(0.15)        $ 0.91         $(0.78)        $ 0.73       $  0.85
-----------------------------------------------------------------------------------------------------------------------------------
Share Data
Cash dividends declared on preferred stock                        $   18         $   36         $   36         $   36       $    17
   Per share                                                        1.75           3.50           3.50           3.50          1.62
Cash dividends declared on common stock                              199            197            194            181           167
   Per share                                                        0.80           0.80           0.80           0.75          0.70
Number of common stockholders of record at year end               32,924         33,028         37,622         41,682        44,870
Weighted average common shares - thousands                       248,767        246,112        242,640        241,114       238,278
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Current assets     (b)                                            $3,228         $1,576         $1,528         $1,578       $ 1,660
Current liabilities                                                1,622          1,316          1,257          1,196         1,436
Working capital                                                    1,606            260            271            382           224
Ratio of current assets to current liabilities                     2.0:1          1.2:1          1.2:1          1.3:1         1.2:1
Total assets                                                       9,123          9,891          9,337          9,706         9,892
Long-term debt                                                     2,940          3,692          3,452          3,455         3,530
Trust convertible preferred securities                               522             -              -              -             -
Total stockholders' equity                                         2,275          2,930          2,815          3,129         3,131
   Per common share                                                 9.14           9.87           9.54          10.90         10.93
Return on average stockholders' equity and preferred securities:
      Continuing operations                                         15.9%           8.7%          (5.6)%         4.6%          6.9%

      Including discontinued operations                              1.3%           9.1%          (5.1)%         6.8%          7.9%

-----------------------------------------------------------------------------------------------------------------------------------
General Data
Salaries, wages and employee benefits (c)                         $  806         $  797         $  811         $  744        $  817
Number of regular employees at year end                           11,658         12,509         13,127         13,613        14,687
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

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNOCAL CORPORATION
                                 (Registrant)


Date:  May 23, 1997          By: /s/ CHARLES S. MCDOWELL
                               --------------------------------
                                   (Charles S. McDowell)
                               (Vice President and Comptroller)



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

                               UNOCAL CORPORATION
                           EXHIBIT INDEX (continued)

-------------------------------------------------------------------------------
Exhibit 10.7                    Directors' Restricted Stock Plan of 1991
                                (incorporated by reference to Exhibit B to
                                Unocal's Proxy Statement dated March 18, 1991,
                                for its 1991 Annual Meeting of Stockholders,
                                File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.8                    Amendments to Directors Restricted Stock Plan,
                                effective February 8, 1996 (incorporated by
                                reference to Exhibit 10.7 to Unocal's Annual
                                Report on Form 10-K for the year ended December
                                31, 1995, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.9                    Form of Indemnity Agreement between Unocal and
                                each of its directors (incorporated by reference
                                to Exhibit A to Unocal's Proxy Statement dated
                                March 20, 1987, for its 1987 Annual Meeting of
                                Stockholders, File No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.10                   Employment Agreement, effective July 1, 1995,
                                between Union Oil Company of California and
                                Lawrence M. Higby (incorporated by reference to
                                Exhibit 10 to Unocal's Quarterly Report on Form
                                10-Q for the quarter ended June 30, 1995, File
                                No. 1-8483).
-------------------------------------------------------------------------------
Exhibit 10.11                   Letter dated November 5, 1996, summarizing
                                incentive compensation arrangements for Lawrence
                                M. Higby to be effective upon the sale or other
                                disposition of at least 50 percent of the 76
                                Products Company.
-------------------------------------------------------------------------------
Exhibit 11*                     Statement regarding computation of earnings per
                                common share for the five years ended December
                                31, 1996.
-------------------------------------------------------------------------------
Exhibit 12.1                    Statement regarding computation of ratio of
                                earnings to fixed charges of Unocal  for the
                                five years ended December 31, 1996.
-------------------------------------------------------------------------------
Exhibit 12.2                    Statement regarding computation of ratio of
                                earnings to combined fixed charges and preferred
                                stock dividends of Unocal for the five years
                                ended December 31, 1996.
-------------------------------------------------------------------------------
Exhibit 12.3                    Statement regarding computation of ratio of
                                earnings to fixed charges of Union Oil Company
                                of California for the five years ended December
                                31, 1996.
-------------------------------------------------------------------------------
Exhibit 21                      Subsidiaries of Unocal Corporation.
-------------------------------------------------------------------------------
Exhibit 23*                     Consent of Coopers & Lybrand L.L.P.
-------------------------------------------------------------------------------
Exhibit 27                      Financial data schedule for the period ended
                                December 31, 1996 (included only in the copy of
                                this report filed electronically with the
                                Commission).
-------------------------------------------------------------------------------
Exhibit 99                      Bylaws of Union Oil Company of California, as
                                amended September 30, 1996 and currently in
                                effect (incorporated by reference to Exhibit 99
                                to Unocal's Quarterly Report on Form 10-Q for
                                the quarter ended September 30, 1996, File No.
                                1-8483).
-------------------------------------------------------------------------------

*Filed with this amendment