Form 10-Q
period 1997-06-30
UNOCAL CORP
filed 1997-08-14
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of July 31, 1997: 247,001,749

                                                PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED EARNINGS                                                                UNOCAL CORPORATION
(Unaudited)
                                                                          For the Three Months    For the Six Months
                                                                             Ended June 30           Ended June 30
                                                                        ---------------------------------------------
Dollars in millions except per share amounts                                 1997        1996        1997        1996
---------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues ........................................   $  1,494    $  1,260    $  2,902    $  2,403
Gain on sales of assets and other revenues ..........................        160         145         208         203
---------------------------------------------------------------------------------------------------------------------
      Total revenues ................................................      1,654       1,405       3,110       2,606
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases .....................................        633         400       1,092         675
Operating expense ...................................................        365         324         653         636
Selling, administrative and general expense .........................         27          25          55          68
Depreciation, depletion and amortization ............................        244         214         455         425
Dry hole costs ......................................................         27           5          43          19
Exploration expense .................................................         36          28          64          50
Interest expense ....................................................         49          69         110         147
Property and other operating taxes ..................................         16          20          36          41
Distributions on convertible preferred
   securities of subsidiary trust ...................................          8          --          16          --
---------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions ..............................      1,405       1,085       2,524       2,061
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes ..............................................        249         320         586         545
Income taxes ........................................................         93         132         242         226
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before  discontinued
   operations and extraordinary item ................................   $    156    $    188    $    344    $    319
Discontinued operations
   Earnings from operations (a) .....................................         --          50          --          43
   Loss on disposal (b) .............................................         --          --         (44)         --
---------------------------------------------------------------------------------------------------------------------
      Earnings (loss) from discontinued operations ..................         --          50         (44)         43

Extraordinary item
  Early extinguishment of debt (c) ..................................        (38)         --         (38)         --
---------------------------------------------------------------------------------------------------------------------
NET EARNINGS ........................................................   $    118    $    238    $    262    $    362
Dividends on preferred stock ........................................         --           9          --          18
---------------------------------------------------------------------------------------------------------------------
      NET EARNINGS APPLICABLE TO COMMON STOCK .......................   $    118    $    229    $    262    $    344
                                                                       ==============================================
Earnings (loss) per share of common stock assuming no dilution (d)
   Continuing operations ............................................   $   0.63    $   0.72    $   1.38    $   1.22
   Discontinued operations ..........................................         --        0.20       (0.18)       0.17
   Extraordinary item ...............................................      (0.15)         --       (0.15)         --
                                                                       ----------------------------------------------
      NET EARNINGS PER SHARE ........................................   $   0.48    $   0.92    $   1.05    $   1.39
Cash dividends declared per share of common stock ...................   $   0.20    $   0.20    $   0.40    $   0.40
---------------------------------------------------------------------------------------------------------------------
  (a) Net of tax of                                                     $     --    $     30    $     --    $     26
  (b) Net of tax benefit of:                                            $     --    $     --    $    (27)   $     --
  (c) Net of tax benefit of:                                            $    (14)   $     --    $    (14)   $     --
  (d) Based on net earnings applicable to common stock divided
      by weighted average shares outstanding (in thousands) .......      249,583     248,294     250,047    247,983

                                         See notes to the consolidated financial statements.



CONSOLIDATED BALANCE SHEET                                                 UNOCAL CORPORATION

                                                                          June 30   December 31
                                                                         ----------------------
Millions of dollars                                                          1997*         1996
-----------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                                            $    884      $    217
   Accounts and notes receivable                                             831         1,027
   Net assets of discontinued operations                                      --         1,774
   Inventories                                                               138           125
   Deferred income taxes                                                      54            57
   Other current assets                                                       31            28
-----------------------------------------------------------------------------------------------
      Total current assets                                                 1,938         3,228
Investments and long-term receivables                                      1,060         1,206
Properties (net of accumulated depreciation and other
   allowances of $9,642 in 1997 and $9,502 in 1996)                        4,712         4,590
Deferred income taxes                                                         22            21
Other assets                                                                  89            78
-----------------------------------------------------------------------------------------------
      Total assets                                                      $  7,821     $   9,123
-----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                     $    655     $   1,012
   Taxes payable                                                              99           231
   Current portion of long-term debt and capital lease obligations             1           118
   Interest payable                                                           55            70
   Current portion of environmental liabilities                               73            73
   Other current liabilities                                                  97           118
-----------------------------------------------------------------------------------------------
      Total current liabilities                                              980         1,622
Long-term debt                                                             2,320         2,940
Deferred income taxes                                                        305           348
Accrued abandonment, restoration and environmental liabilities               650           677
Other deferred credits and liabilities                                       690           739
Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust holding solely 6-1/4%
   convertible junior subordinated debentures of Unocal                      522           522
Common stock ($1 par value)                                                  251           251
Capital in excess of par value                                               437           412
Foreign currency translation adjustment                                      (13)          (13)
Unearned portion of restricted stock issued                                  (30)          (14)
Retained earnings                                                          1,801         1,639
Treasury stock - at cost  (2,365,400 shares in 1997)                         (92)           --
-----------------------------------------------------------------------------------------------
      Total stockholders' equity                                           2,354         2,275
-----------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                     $  7,821      $  9,123
-----------------------------------------------------------------------------------------------
* Unaudited
                        See notes to the consolidated financial statements.


CONSOLIDATED CASH FLOWS                                                     UNOCAL CORPORATION
(Unaudited)

                                                                            For the Six Months
                                                                               Ended June 30
                                                                        ---------------------------
Millions of dollars                                                          1997              1996
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                            $    262          $    362
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Loss on disposal of discontinued operations (before-tax)                71                --
      Depreciation, depletion and amortization                               455               496
      Dry hole costs                                                          43                19
      Deferred income taxes                                                   29                33
      Gain on sales of assets (before-tax)                                   (61)             (137)
      Other                                                                 (158)               77
      Working capital and other changes related to operations
         Accounts and notes receivable                                       206               (73)
         Inventories                                                         (25)               27
         Accounts payable                                                   (360)               53
         Taxes payable                                                      (134)               16
         Other                                                               109              (180)
---------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                        437               693

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (includes dry hole costs)                           (645)             (622)
   Proceeds from sale of discontinued operations                           1,786                --
   Proceeds from sales of assets                                              48               539
---------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities            1,189               (83)

CASH FLOWS FROM FINANCING ACTIVITIES
   Long-term borrowings                                                      360               110
   Reduction of long-term debt and capital lease obligations              (1,078)             (499)
   Dividends paid on preferred stock                                          --               (18)
   Dividends paid on common stock                                           (100)              (99)
   Repurchases of common stock                                               (92)               --
   Other                                                                     (49)               11
---------------------------------------------------------------------------------------------------
         Net cash used in financing activities                              (959)             (495)

Increase in cash and cash equivalents                                        667               115
Cash and cash equivalents at beginning of year                               217                94
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $    884          $    209
---------------------------------------------------------------------------------------------------

Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
      Interest (net of amount capitalized)                              $    176          $    152
      Income taxes (net of refunds)                                     $    227          $    166


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

     These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto filed with the Commission in Unocal Corporation's 1996 Annual Report on Form 10-K (as amended).

     Results for the six months ended June 30, 1997, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1997 presentation.

(2) For the purpose of this report, Unocal Corporation and its consolidated subsidiary, Union Oil Company of California (Union Oil), together with the consolidated subsidiaries of Union Oil, are referred to as "Unocal" or "the company".

(3)  Discontinued Operations

     On March 31, 1997, the company sold its West Coast refining, marketing and transportation assets to Tosco Corporation (Tosco). In addition to cash proceeds of $1.4 billion, the company received 14,092,482 shares of Tosco common stock valued at $397 million. The value of the stock was based on the average of the high and low market prices of the Tosco stock for the last 10 trading days prior to the sale. On May 8, 1997, the company sold the stock back to Tosco for $394 million (net of expenses).

     During the first six months of 1997, the company recorded an additional loss on disposal of $44 million (net of a $27 million tax benefit). The additional provision was required primarily due to adjustments in closing inventory amounts and higher than anticipated termination costs. Included in the $44 million amount is a favorable adjustment of $6 million (net of $4 million tax) related to a lower than expected first quarter operating loss.

     The consolidated earnings statement reflects the results for the refining, marketing and transportation operations as discontinued operations for the quarters and first six months ended June 30, 1997 and 1996. At December 31, 1996, the assets have been reclassified in the consolidated balance sheet from their historical classifications to separately reflect them as net assets of discontinued operations. Cash flows related to discontinued operations have not been segregated in the consolidated statement of cash flows for 1996. Consequently, amounts on the consolidated earnings statement may not agree with certain captions on the consolidated statement of cash flows for 1996.

(4)  Other Financial Information

     Sales and operating revenues are principally derived from the sale of crude oil, natural gas, natural gas liquids, geothermal steam, specialty minerals and nitrogen-based agricultural products produced by the company. Sales and operating revenues also include amounts received from the sale of purchased crude oil, natural gas and products. Related purchase costs are classified as expense in the crude oil and product purchases category of the consolidated earnings statement.

     Capitalized interest totaled $11 million and $3 million for the second quarters of 1997 and 1996, respectively. For the first six months of 1997 and 1996, capitalized interest was $16 million and $6 million, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(5)  Income Taxes:

     The components of earnings from continuing operations and the provision for income taxes were as follows:
                                              For Three Months   For Six Months
                                                Ended June 30      Ended June 30
                                              ----------------------------------
Millions of Dollars                            1997     1996      1997      1996
--------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes
       United States (a) ................    $ 178    $ 198     $ 320     $ 282
       Foreign ..........................       71      122       266       263
--------------------------------------------------------------------------------
             Total ......................      249      320       586       545
Income Taxes
   Current
      Federal ...........................       12       59        74        87
      State .............................        4       (3)       11         2
      Foreign ...........................       63       56       166       112
--------------------------------------------------------------------------------
             Total ......................       79      112       251       201
 Deferred
      Federal ...........................        9        3       (11)       (1)
      State .............................        3       12         2        11
      Foreign ...........................        2        5        --        15
--------------------------------------------------------------------------------
             Total ......................       14       20        (9)       25
--------------------------------------------------------------------------------
               Total income taxes .......    $  93    $ 132     $ 242     $ 226
--------------------------------------------------------------------------------
(a) Includes corporate and unallocated expenses.

Reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the consolidated earnings statement:

                                              For Three Months   For Six Months
                                                Ended June 30      Ended June 30
                                              ----------------------------------
Millions of Dollars                            1997     1996      1997      1996
--------------------------------------------------------------------------------
Federal statutory rate: .................      35%       35%       35%       35%

Earnings from continuing operations
   before income taxes ..................   $ 249     $ 320     $ 586     $ 545
Tax at federal statutory rate ...........      87       112       205       191
Foreign taxes in excess of statutory rate      12        23        45        41
Dividend exclusion ......................      (4)       (4)       (7)       (8)
Other ...................................      (2)        1        (1)        2
--------------------------------------------------------------------------------
             Total ......................   $  93     $ 132     $ 242     $ 226
--------------------------------------------------------------------------------

                                   (Unaudited)

(6)  Inventories

                                                                                                       June 30           December 31
                                                                                                       -----------------------------
Millions of dollars                                                                                     1997                    1996
------------------------------------------------------------------------------------------------------------------------------------
Crude oil and other petroleum products .............................................                    $ 22                    $ 12
Agricultural products ..............................................................                      24                      31
Carbon and Minerals ................................................................                      54                      31
Supplies, merchandise and other ....................................................                      38                      51
------------------------------------------------------------------------------------------------------------------------------------
       Total .......................................................................                    $138                    $125
------------------------------------------------------------------------------------------------------------------------------------


(7)  Long Term Debt and Credit Agreements:

     Second quarter 1997 financing activities primarily consisted of: increased borrowings of $20 million on the $250 million Thailand revolving credit facility, bringing the balance to $150 million, and debt retirements of $911 million in aggregate principal amount. The debt retirements consisted of approximately $404 million in commercial paper repayments and approximately $507 million in debt securities purchased in a tender offer on May 15, 1997. The debt securities consisted of $161 million in debentures with an interest rate of 9-1/4 percent and $346 million in notes with interest rates of 8-3/4 percent and 9-3/4 percent. The debt securities were purchased for an aggregate price of approximately $555 million, including a pre-tax premium of approximately $48 million over their aggregate carrying value. The premium, together with related costs, was recorded as an extraordinary item in the company's consolidated statement of earnings. The company anticipates annual interest expense savings of approximately $34 million (after-tax) due to the debt buyback. The debt repayments and debt securities purchases substantially completed the company's program to reduce outstanding debt by $800 million and were made with the proceeds from the sale of the company's West Coast refining, marketing and transportation assets.

(8)  Financial Instruments

     Risk Management and Derivative Instruments

     The primary objectives of the company's risk management policies are to reduce the overall volatility of the company's cash flows and to preserve revenues. As part of its overall risk strategy, the company enters into various derivative instrument contracts to hedge its exposure to changes in interest rates, changes in foreign currency exchange rates, and fluctuations in crude oil and natural gas prices.

     The company enters into interest rate swap agreements to manage the interest cost of its debt with the objective of minimizing the volatility and magnitude of the company's borrowing costs. Net amounts under the agreements are recorded on a current basis as interest expense in the consolidated earnings statement. Related counterparty amounts are included in interest payable in the consolidated balance sheet. Cash flow effects are presented in the "other" category under working capital and other changes in the operating activities section of the consolidated cash flows statement.

     Various foreign currency forward and swap contracts are entered into by the company to manage its exposures to adverse impacts of foreign currency fluctuations under debt and other obligations. Foreign currency gains and losses on the outstanding contracts are recognized in income and offset the foreign currency gains or losses of the underlying obligations. Related counterparty amounts are included in accounts receivable in the consolidated balance sheet. Changes in foreign currency forward and swap contracts are included with associated changes in foreign currency obligations and offset in the statement of cash flows.

     Generally, commodity futures contracts with maturities of 18 months or less are entered into to hedge the company's exposure to fluctuations in crude oil and natural gas prices. While the intent of the company is to initially establish hedged positions for its forecasted oil and gas transactions, market conditions may arise causing certain hedged positions to be closed prior to their scheduled maturity dates. Accordingly, all of the company's crude oil and natural gas risk management derivative instrument activities are marked to market and gains and losses are recognized on a current basis in the underlying commodity revenues. Related counterparty amounts are included in accounts receivable in the consolidated balance sheet. Cash flow effects for changes in the value of open contracts are presented in accounts

                                   (Unaudited)

     receivable under working capital and other changes in the operating activities section of the consolidated cash flows statement and offset the associated gains and losses reported in net earnings. Cash flows related to derivative contracts settled during the period are reported in net earnings.

     The fair values of the company's financial instruments at June 30, 1997 are described below:

     The Deutsche Mark currency swap agreement had a notional value of $110 million and a fair value of approximately $33 million based on dealer quotes.

     The company had outstanding commodity futures contracts covering the sale of 800 thousand barrels of crude oil with a notional amount of $16 million and 32 billion cubic feet of natural gas with a notional amount of $71 million. The fair values of the contracts, based on quoted market prices, were insignificant.

     The estimated fair value of the company's long-term debt and capital lease obligations was $2,383 million. The fair values of debt instruments were based on the discounted amount of future cash outflows using the rates offered to the company for debt with similar remaining maturities. The estimated fair value of the mandatorily redeemable convertible preferred securities of the company's subsidiary trust was $591 million, based on dealer quotes.

(9)  Accrued Abandonment, Restoration And Environmental Liabilities:

     At June 30, 1997, the company had accrued $489 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are accrued predominately on a units-of-production basis and are estimated to be approximately $675 million. This estimate was derived in large part from abandonment cost studies performed by an independent firm and is used to calculate the amount to be amortized.

     At June 30,  1997,  the  company's  reserve for  environmental  remediation obligations totaled $234 million, of which $73 million was included in current liabilities. The reserve included estimated probable future costs of $27 million for federal Superfund and comparable state-managed multiparty disposal sites; $27 million for formerly-operated sites for which the company has remediation obligations; $83 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $69 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $28 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

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

                                   (Unaudited)

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

     As disclosed in Note 9, at June 30, 1997, the company had accrued $234 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $200 million.

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

     The most significant issue raised in the Notice relates to an IRS challenge of a $341 million deduction taken by the company in its 1985 tax return for amounts paid under a settlement agreement with Mesa Petroleum, T. Boone Pickens and Drexel Burnham Lambert, Incorporated, and certain others which ended a hostile takeover attempt by that group. The IRS contends that the deduction is not allowable because the payment was related solely to the purchase of the company's common stock. Although the company purchased shares under the settlement agreement, it properly reflected the purchase in its records at the fair market value of the shares purchased. The deduction at issue relates to that portion of the payment made under the settlement agreement that exceeded the value of the shares purchased.

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

     The total amount of tax and interest that the company would be required to pay if the IRS were ultimately to prevail on both of the issues described in the two preceding paragraphs, after application of foreign tax credits and overpayments related to other issues, and assuming a full disallowance of the claim for refund discussed below, is estimated at $414 million as of June 30, 1997.

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

                                   (Unaudited)

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

(11) Sale of Accounts Receivable

     In December 1995, the company entered into an agreement to sell an undivided interest in a pool of its trade receivables. As collections reduced the amount of receivables included in the pool, the company sold new receivables bringing the amounts sold up to the $200 million maximum permitted by the agreement. This amount of sold receivables had remained at the $200 million maximum level. Effective January 1, 1997, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", disqualified the continued treatment of this transaction as a sale. Thus, at March 31, 1997, $200 million was reflected in the financial statements as accounts receivable with an offsetting credit to accounts payable. In April 1997, the company repurchased this interest in the receivables.

 (12)Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:


Summarized Financial Data of Union Oil

                                                                                     For the Three Months        For the Six Months
                                                                                         Ended June 30              Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                   1997           1996         1997         1996
------------------------------------------------------------------------------------------------------------------------------------
Total revenues ...............................................................      $ 1,655         1,406        3,110       $ 2,607
Total costs and other deductions
   (including income taxes) ..................................................        1,489         1,218        2,748         2,287
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations ..........................................          166           188          362           320
Discontinued operations
   Earnings from operations (net of $30 million and $26 million tax) .........          --             50           --            43
   Loss on disposal (net of a $27 million tax benefit) .......................          --             --          (44)           --
Extraordinary Item
   Early extinguishment of debt (net of tax benefit of $14 million) ..........          (38)           --          (38)           --
------------------------------------------------------------------------------------------------------------------------------------
Net earnings .................................................................      $   128       $   238      $   280       $   363
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                               At
                                                                                             At June 30                  December 31
Millions of dollars                                                                                1997                         1996
------------------------------------------------------------------------------------------------------------------------------------
Current assets ...........................................................                       $1,936                       $3,228
Noncurrent assets ........................................................                        5,906                        5,905
Current liabilities ......................................................                          955                        1,622
Noncurrent liabilities ...................................................                        3,965                        4,704
Shareholder's equity .....................................................                        2,922                        2,807
------------------------------------------------------------------------------------------------------------------------------------


OPERATING HIGHLIGHTS                                                                              UNOCAL CORPORATION
(Unaudited)


                                                                      For the Three Months        For the Six Months
                                                                         Ended June 30               Ended June 30
                                                                    ---------------------------------------------------
                                                                         1997          1996          1997          1996
-----------------------------------------------------------------------------------------------------------------------
NET DAILY PRODUCTION
   CRUDE OIL AND CONDENSATE (thousand barrels daily)
      United States
         Spirit Energy 76 .........................................     46.1          51.4          47.2          51.8
         Other (a) ................................................     31.2          37.1          32.4          53.4
                                                                    ---------------------------------------------------
           Total United States ....................................     77.3          88.5          79.6         105.2
      International
         Far East (b) .............................................     95.1          84.1          94.2          82.4
         Other ....................................................     26.2          27.9          26.4          28.2
                                                                    ---------------------------------------------------
           Total International ....................................    121.3         112.0         120.6         110.6
      WORLDWIDE ...................................................    198.6         200.5         200.2         215.8
                                                                    ---------------------------------------------------

   NATURAL GAS (million cubic feet daily)
      United States
         Spirit Energy 76 .........................................    873.7         918.6         891.6         911.3
         Other (a) ................................................    127.4         134.5         141.6         173.8
                                                                    ---------------------------------------------------
           Total United States ....................................  1,001.1       1,053.1       1,033.2       1,085.1
      International
         Far East (b) .............................................    773.6         612.5         789.3         605.6
         Other ....................................................     63.0          63.2          65.3          75.3
                                                                    ---------------------------------------------------
           Total International ....................................    836.6         675.7         854.6         680.9
      WORLDWIDE ...................................................  1,837.7       1,728.8       1,887.8       1,766.0
                                                                    ---------------------------------------------------

   NATURAL GAS LIQUIDS (thousand barrels daily) (a) ...............     19.0          18.8          19.3          19.6
   GEOTHERMAL (million kilowatt-hours daily) ......................     17.1          16.8          16.5          15.4

                                                                    ---------------------------------------------------
(a) Includes production from California upstream properties of:
      Crude oil and condensate ....................................       --           1.0            --          16.0
      Natural gas .................................................       --            --            --          25.5
      Natural gas liquids .........................................       --            --            --           0.3

(b) Includes host country share in Indonesia of:
      Crude oil and condensate ....................................     29.8          24.0          29.8          26.9
      Natural gas .................................................     25.3          23.8          28.9          24.8


OPERATING HIGHLIGHTS (continued)                                                     UNOCAL CORPORATION
(Unaudited)

                                                          For the Three Months      For the Six Months
                                                             Ended June 30             Ended June 30
                                                      -------------------------------------------------
                                                            1997         1996         1997         1996
-------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES
   CRUDE OIL AND CONDENSATE (per barrel)
      United States
         Spirit Energy 76 ............................$   18.97    $   20.59    $   20.77    $   19.59
         Other .......................................    14.23        16.85        16.45        15.95
           Total United States .......................    17.08        19.03        19.02        17.60
      International
         Far East ....................................$   17.97    $   18.17    $   19.41    $   18.03
         Other .......................................    16.11        18.93        18.01        17.90
           Total International .......................    17.44        18.40        19.01        17.99

      WORLDWIDE ......................................$   17.28    $   18.71    $   19.02    $   17.77
-------------------------------------------------------------------------------------------------------
   NATURAL GAS (per thousand cubic feet)
      United States
         Spirit Energy 76 ............................$    1.99    $    2.25    $    2.42     $   2.40
         Other .......................................     1.35         1.44         1.35         1.43
           Total United States .......................     1.91         2.14         2.28         2.25
      International
         Far East ....................................$    2.25    $    2.21    $    2.33    $    2.20
         Other .......................................     2.08         1.70         2.16         1.73
           Total International .......................     2.24         2.16         2.31         2.14

      WORLDWIDE ......................................$    2.06    $    2.15    $    2.29    $    2.21
-------------------------------------------------------------------------------------------------------
AGRICULTURAL PRODUCTS PRODUCTION VOLUMES
(thousand tons)
   Ammonia ...........................................      367          378          758          729
   Urea ..............................................      233          277          508          570
   Other products ....................................      171          182          348          345

AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia ...........................................      247          274          403          368
   Urea ..............................................      289          336          499          581
   Other products ....................................      455          438          707          669
-------------------------------------------------------------------------------------------------------
      Total ..........................................      991        1,048        1,609        1,618
-------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


CONSOLIDATED RESULTS

                                                                                 For the Three Months           For the Six Months
                                                                                   Ended June 30                   Ended June 30
                                                                                ----------------------------------------------------
Millions of Dollars                                                                     1997         1996         1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings ..........................................................       $ 118        $ 238        $ 262        $ 362
Special items:
    Bangladesh well blowout ....................................................          (7)          --           (7)          --
    UNO-VEN restructuring ......................................................          39           --           39           --
    Indonesian deferred tax adjustment - Sarulla ...............................           7           --            7           --
    Litigation provision .......................................................          (5)          (8)          (5)         (12)
    Environmental remediation provisions .......................................          --          (20)          (9)         (26)
    Asset sales ................................................................          25           68           32           82
    Other ......................................................................          --           (9)          --           (9)
    Net earnings (loss) on disposal of discontinued operations .................          --            2          (44)           2
    Extraordinary item .........................................................         (38)          --          (38)          --
------------------------------------------------------------------------------------------------------------------------------------
   Total special items .........................................................          21           33          (25)          37
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net earnings ..........................................................       $  97        $ 205        $ 287        $ 325
------------------------------------------------------------------------------------------------------------------------------------

Adjusted net earnings for the second quarter of 1997 reflected lower average sales prices for worldwide crude oil and domestic natural gas compared with the second quarter of 1996. In addition, the second quarter and first six months of 1997 adjusted net earnings were impacted by lower domestic crude oil and natural gas production and increased international exploration expenses. Partially offsetting these negative factors were increased crude oil and natural gas production in the Far East.


EXPLORATION AND PRODUCTION

                                                                       For the Three Months                    For the Six Months
                                                                          Ended June 30                           Ended June 30
                                                                     ---------------------------------------------------------------
Millions of Dollars                                                  1997                1996              1997                1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings
   United States
      Spirit Energy 76 ...............................              $  38               $  84              $ 138               $ 160
      Other ..........................................                 11                  84                 32                 104
   International .....................................                 28                  68                131                 138
-----------------------------------------------------------------------------------------------------------------------------------
      Total ..........................................                 77                 236                301                 402
Special items:
     Bangladesh well blowout .........................                 (7)                 --                 (7)                 --
     Asset sales .....................................                (17)                 68                (14)                 74
------------------------------------------------------------------------------------------------------------------------------------
         Total special items .........................                (24)                 68                (21)                 74
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net earnings ................................              $ 101               $ 168              $ 322               $ 328
------------------------------------------------------------------------------------------------------------------------------------

The Exploration and Production business segment was impacted primarily by price, expense and production factors during the second quarter and first six months of 1997.

Second quarter 1997 adjusted net earnings were adversely impacted by lower average sales prices for worldwide crude oil and domestic natural gas. Compared with the second quarter of 1996, average sales prices for worldwide crude oil decreased by eight percent to $17.28 per barrel and average sales prices for worldwide natural gas decreased by four percent to $2.06 per thousand cubic feet
(mcf). Although average sales prices for worldwide crude oil and natural gas were lower during the second quarter of 1997, they were higher for the first six months of 1997 due to strong first quarter prices. During the first six months of 1997, average sales prices for worldwide crude oil increased by seven percent to $19.02 per barrel and average sales prices for worldwide natural gas increased by four percent to $2.29 per mcf.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Second quarter and first six months of 1997 adjusted net earnings were also affected by increased exploration expenses, primarily related to activities in Thailand and Indonesia. Further reducing net earnings for the second quarter and first six months of 1997 was an $11 million dry hole charge for an exploratory well located offshore Brunei.

Increased Far East crude oil and natural gas production partially offset these negative factors during the second quarter and first six months of 1997. Far East crude oil and natural gas production increased by 13 percent and 26 percent, respectively, compared with the second quarter of 1996. For the first six months of 1997, Far East crude oil and natural gas production increased by 14 percent and 30 percent, respectively, compared with the same period a year ago. Increased natural gas production for the second quarter and first six months of 1997 was primarily due to the start-up of a new pipeline system in Thailand. Although Far East crude oil and natural gas production were higher, domestic and other foreign crude oil and natural gas production were down due to natural declines and maintenance related platform shut-ins in the Gulf of Mexico.

During the second quarter and first six months of 1997, special items consisted of a $7 million charge related to a gas-ignited exploration well blowout in northeast Bangladesh and a $17 million loss on the sale of the company's United Kingdom operations.



GEOTHERMAL OPERATIONS
                                                                                   For the Three Months          For the Six Months
                                                                                      Ended June 30                Ended June 30
                                                                               -----------------------------------------------------
Millions of Dollars                                                                1997            1996          1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings ..................................................            $ 13           $ 4           $ 19           $  9
Special items:
   Indonesian deferred tax adjustment - Sarulla ........................              7             --              7             --
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net earnings ..................................................            $ 6            $ 4            $12           $  9
------------------------------------------------------------------------------------------------------------------------------------

Increased second quarter and first six months of 1997 adjusted net earnings were the result of higher steam generation at The Geysers and in the Philippines and lower depreciation expense due to the sale of domestic geothermal assets in 1996. Partially offsetting these positive factors were decreased revenues in the Philippines due to the deferral of 60 percent of the revenues and related earnings pending the settlement of a dispute regarding extension of the company's service contract.

During the second quarter and first six months of 1997, the company recognized a $7 million deferred tax benefit on exploration expense incurred for the Sarulla project.


DIVERSIFIED BUSINESS GROUP

                                                                                For the Three Months             For the Six Months
                                                                                   Ended June 30                   Ended June 30
                                                                             -------------------------------------------------------
Millions of Dollars                                                          1997             1996             1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings
   Agricultural Products .......................................             $ 26             $ 37             $ 46             $ 53
   Carbon and Minerals .........................................               56                9               66               27
   Pipelines ...................................................               16               14               30               37
   Other .......................................................               36                5               37                6
------------------------------------------------------------------------------------------------------------------------------------
   Total .......................................................              134               65              179              123
Special items:
   UNO-VEN restructuring (Other) ...............................               39               --               39               --
   Carbon and Minerals (asset sales) ...........................               41               --               41               --
   Pipeline (asset sales) ......................................               --               --               --                7
------------------------------------------------------------------------------------------------------------------------------------
   Total special items .........................................               80              --                80                7
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net earnings ..........................................             $ 54             $ 65             $ 99             $116
------------------------------------------------------------------------------------------------------------------------------------

Compared to the second quarter and first six months of 1996, decreased adjusted net earnings were principally the result of lower urea sales prices. Second quarter 1997 adjusted net earnings were also adversely impacted by lower agricultural

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

products sales and production volumes. In the second quarter of 1997, the company sold its Illinois-based Unocal Hydrocarbon Sales business unit and completed the restructuring of the UNO-VEN partnership, generating after-tax gains of $41 million and $39 million, respectively. During the first six months of 1996, the company sold its interest in Platte Pipeline.

Corporate and Unallocated


CORORATE AND UNALLOCATED

                                                                               For the Three Months             For the Six Months
                                                                                  Ended June 30                   Ended June 30
                                                                             -------------------------------------------------------
Millions of Dollars                                                          1997             1996            1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings effect
   Administrative and general expense ..........................           $ (14)           $ (16)           $ (27)           $ (34)
   Net interest expense ........................................             (23)             (48)             (65)             (98)
   Environmental and litigation expense ........................             (10)             (33)             (21)             (47)
   New Ventures ................................................             (15)              (4)             (22)              (6)
   Other .......................................................              (6)             (16)             (20)             (30)
------------------------------------------------------------------------------------------------------------------------------------
   Total .......................................................             (68)            (117)            (155)            (215)
Special items:
     Environmental and litigation provisions ...................              (5)             (17)             (14)             (38)
     Asset sales (Other) .......................................               1              (20)               5                1
     Miscellaneous (Other) .....................................              --               --               --               (9)
------------------------------------------------------------------------------------------------------------------------------------
   Total special items .........................................              (4)             (37)              (9)             (46)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted net earning effect ....................................           $ (64)           $ (80)           $(146)           $(169)
------------------------------------------------------------------------------------------------------------------------------------

Compared with the second quarter and first six months of 1996, net interest expense decreased by 52 percent and 34 percent, respectively, as a result of increased capitalized interest and paying down debt. Asset sales for the first six months of 1997 primarily consisted of the sale of a company airplane. During the second quarter and first six months of 1996, assets sales primarily consisted of miscellaneous real estate properties.

DISCONTINUED OPERATIONS

During the first six months of 1997, the company recorded an additional loss on disposal of its West Coast refining, marketing and transportation operations of $44 million (net of a $27 million tax benefit). See note 3 to the consolidated financial statements for additional information.

Financial Condition and Capital Expenditures

For the first six months of 1997, cash flow from operating activities, including working capital changes, was $437 million, compared with $693 million in 1996. During the first six months of 1997, the discontinued refining, marketing and transportation operations had a negative cash flow of $20 million, compared with a positive cash flow of $159 million for the same period in 1996. The 1997 cash flow from operations also reflected an $81 million escrow payment related to the settlement of the "Catacarb" litigation and $27 million for the company's buy-out of environmental liabilities related to the UNO-VEN partnership restructuring. Lower commodity prices, higher exploration expense and higher non-exploration and production international project expense also contributed to reduced operating cash flow. Partially offsetting these negative factors were higher production and product prices in Thailand and Indonesia and lower net interest expense.

Proceeds from asset sales were $1,834 million for the first six months of 1997. The amount consisted of: $1,786 million from the sale of the West Coast refining, marketing and transportation assets; $25 million for Unocal Hydrocarbon Sales, $6 million from the sale of one of the company's airplanes, $8 million for miscellaneous real estate properties and $9 million from the sale of miscellaneous assets including various oil and gas properties.

Capital expenditures for the first six months of 1997 totaled $645 million, an increase of $23 million from the 1996 level of $622 million, primarily due to increased international oil and gas activity. Estimated expenditures for the full year 1997 are expected to reach $1.5 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated working capital at June 30, 1997 was $958 million, a decrease of $648 million from the year-end 1996 level of $1,606 million. Included in the 1996 amount was $1,774 million in net assets of discontinued operations.

The company's total debt was $2,321 million at June 30, 1997, a decrease of $737 million from the year-end 1996 level of $3,058 million. The debt-to-total capitalization ratio decreased to 45 percent from 52 percent at year-end 1996. The company used a portion of the proceeds from the sale of its West Coast refining, marketing and transportation assets to reduce long term debt. See notes 7 and 8 to the consolidated financial statements for related information.

Through June 30, 1997, the company had repurchased approximately 2.4 million shares of common stock for a total cost of approximately $92 million. During July 1997, the company repurchased approximately 2.1 million additional shares of common stock for a cost of approximately $80 million.

ENVIRONMENTAL MATTERS

At June 30, 1997, the company's reserves for environmental remediation obligations totaled $234 million, of which $73 million was included in current liabilities. During the second quarter, cash payments of $13 million were applied against the reserve. The company also estimates that it could incur additional remediation costs aggregating approximately $200 million, as discussed in note 10 to the consolidated financial statements. The company's total environmental reserve amount is grouped into the following five categories:

RESERVE SUMMARY

                                                                         June 30
Millions of Dollars                                                         1997
--------------------------------------------------------------------------------
   Superfund and similar sites .................................            $ 27
   Former company-operated sites ...............................              27
   Company facilities sold with
     retained liabilities ......................................              83
   Inactive or closed company facilities .......................              69
   Active company facilities ...................................              28
--------------------------------------------------------------------------------
      Total reserves ...........................................            $234
--------------------------------------------------------------------------------

At year-end 1996, Unocal had received notification from the U.S. Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 39 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 37 other similar PRP sites that may require investigation and remediation. During the first six months of 1997, seven sites were added and four sites were resolved resulting in a total of 79 sites. Of the total, the company has denied responsibility at 6 sites and at another 8 sites the company's liability, although unquantified, appears to be de minimis. The total also includes 24 sites which are under investigation or in litigation, for which the company's potential liability is not presently determinable. At another two sites, the company has made settlement payments and is in the final process of resolving its liabilities. Of the remaining 39 sites, where probable costs can be estimated, reserves of $27 million have been established for future remediation and settlement costs. These 79 sites exclude 61 sites where the company's liability has been settled, or where the company has both no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

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

On May 14, 1997, a draft environmental impact report (EIR) prepared by a consultant to the County of San Luis Obispo, California, was issued for use by the County, the Regional Water Quality Control Board -- Central Coast Region and others in evaluating the company's previously proposed remedial action plan, as well as alternative courses of action, for remediation of the underground petroleum hydrocarbon contamination at Avila Beach, California, resulting from former company operations. Certain of the alternatives addressed in the draft EIR would, if implemented, entail remediation costs significantly higher than the costs for the company's plan. The company is currently reviewing the draft EIR and the potential financial implications to the company of the various alternatives addressed therein. The county accepted public comments on the EIR for a 60-day period through July 14, 1997. These comments will be used to determine the final EIR which is not expected to be issued until late 1997.

See notes 9 and 10 for related information.

OTHER MATTERS

In the Philippines, National Power Corporation (Napocor) agreed to extend the period of negotiations related to the service agreement dispute between Napocor and the company's subsidiary, Philippine Geothermal Inc., another six months to year-end 1997.

FUTURE ACCOUNTING CHANGES

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both statements are effective for fiscal years beginning after December 15, 1997. The company is reviewing the potential financial statement impacts of adopting these new accounting standards.

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

In an effort to stabilize its economy, Thailand implemented a new managed-float currency regime allowing its currency to depreciate in line with market conditions. The economic impact from allowing Thailand's currency to depreciate is not expected to be material to the company due to price control adjustments for exchange rate differentials provided in existing sales agreements. In addition, the decrease in the exchange rates lowers the company's operating costs that are denominated in Thailand's currency.

In June 1997, a gas exploration well in northern Bangladesh blewout and ignited resulting in a shut-down of operations at the site. A relief well is expected to be drilled by mid August to seal off the gas. The company's interest in this project is substantially insured, subject to deductibles for which the company provided in its second quarter 1997 provision. Additional charges related to earnings are not expected to be material. The company holds a 50 percent working interest in this well.

In Thailand, the company expects average gross natural gas production from the nine fields it operates to be at or above one billion cubic feet per day (650 million cubic feet net) for the remainder of the year. The expected increase in production is due to Petroleum Authority of Thailand's pipeline and related onshore pipelines and processing facilities becoming fully

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

operational. Unocal has a 65 percent average net interest in the nine fields it operates in the Gulf of Thailand.

In Indonesia, at the Salak geothermal field on the island of Java, the company began supplying steam at one of four 55-megawatt power plants, Unit 3, in July 1997. The company expects to begin supplying steam to the remaining three 55-megawatt power plants, Units 4, 5 and 6, in September, October and November of 1997, respectively.

In Bangladesh, the company is negotiating for the development of a gas field, pipeline and power plants in the western region.

Although much of the company's investment focus is targeted at higher-return growth opportunities in Asia, domestic exploration and production spending could average $500 million annually if investment opportunities become available. The company is moving aggressively into deepwater exploration and expanding its onshore and outer continental shelf activities in the Gulf of Mexico. By year-end 1997, the company plans to advance five to seven deepwater prospects to drillable status and drill four to six wells by the end of 1998.

The company anticipates that urea and ammonia sales prices in international markets will remain below 1996 levels. Consequently, the Agricultural Products group's 1997 earnings are expected to be significantly lower than the 1996 results.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There is incorporated by reference the information previously reported in Item 3 of Unocal's Annual Report on Form 10-K (as amended) for the year ended December 31, 1996 (1996 Form 10-K (as amended)) and in Item 1 of Part II of Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (First Quarter 1997 Form 10-Q), the information regarding environmental remediation reserves in Note 9 to the consolidated financial statements in Item 1 of Part I, the discussion thereof in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I, and the information regarding contingent liabilities in Note 10 to the consolidated financial statements in
Item 1 of Part I.

(1) With reference to the "Catacarb" civil lawsuits, described in Paragraph (7) of Item 3 of the 1996 Form 10-K (as amended) and in Paragraph (1) of Item 1 of Part II of the First Quarter 1997 Form 10-Q, the company paid $81 million into a settlement escrow fund in May 1997, and the court certified the settlement in June 1997.

(2) With reference to the litigation involving the Yadana gas project in Myanmar, described in Paragraph (13) of Item 3 of the 1996 Form 10-K (as amended) and in Paragraph (5) of Item 1 of Part II of the First Quarter 1997 Form 10-Q, several developments have occurred that may affect the course of the litigation:

     In John Doe I, et al. v. Unocal Corp., et al., U.S.  District Court for the
     --------------------------------------------
     Central District of California, Civil No. 96-6959-RAP, the company filed a motion on June 2, 1997, asking the Court to strike from the plaintiffs' complaint all allegations concerning claims of wrongful taking of property. This motion is scheduled to be heard on August 25, 1997.

     The hearing on the plaintiffs' motion for a preliminary injunction, previously scheduled for June 9, 1997, has been continued. The hearing on the plaintiffs' motion for class certification is set for September 22, 1997.

     On June 3, 1997, the plaintiffs' original complaint was served upon defendant Total in Paris, France. On July 23, 1997, Total filed a motion to dismiss for lack of personal jurisdiction and insufficiency of service of process. Total's motion to dismiss is scheduled to be heard on September 22, 1997.

     In National  Coalition  Government of the Union of Burma, et al. v. Unocal,
     --------------------------------------------------------------------------
     Inc., et al., U.S.  District Court for the Central  District of California,
     ------------
     Civil No. 96-6112-RAP, the company's motion to dismiss remains pending before the Court.

     With respect to both of the above actions, the Court had solicited the views of the United States Department of State as to whether the Court should continue to entertain the actions in light of the foreign policy issues involved. On July 9, 1997, the United States filed a Statement of Interest with the Court, together with a letter from the United States Department of State setting forth the Department's response to the Court's request. In the letter, the Department stated, among other things, that because the current record in the two cases "is undeveloped," the Department "is not in a position at this time to express a view as to whether the act of state doctrine is necessarily implicated in the cases before the Court, nor would we want this letter to imply that we have reviewed or taken a position on any other legal issues in the litigation." The Department also stated that "[n]evertheless, in response to Judge Paez's request, the Department can state that at this time adjudication of the claims based on allegations of torture and slavery would not prejudice or impede the conduct of U.S. foreign relations with the current government of Burma."

(3) On June 12, 1997, the State of Arizona filed a lawsuit against the company (State of Arizona v. Union Oil Company of California, Superior Court of
     ------------------------------------------------------
     Maricopa County, No. CV97-10829) alleging that it has not diligently pursued the investigation of the extent of contamination resulting from a release of petroleum from underground storage tanks at a service station formerly operated by the company in Tempe, Arizona. The state seeks civil penalties of up to $10,000 per day. The company is in the process of investigating this matter, and it is possible that penalties aggregating in excess of $100,000 could be imposed.

(4) On July 2, 1997, the company received a Notice of Violation from the U.S. Environmental Protection Agency, Region X (EPA), regarding alleged violations of the Prevention of Significant Deterioration Standards and the New Source Performance Standards of the Federal Clean Air Act, as amended, at the company's Kenai, Alaska, fertilizer plant. The company has been engaged in negotiations with the EPA to settle these allegations pursuant to a consent decree which is expected to involve the payment of civil penalties in excess of $500,000.

Item 2.  Changes in Securities

During the second quarter of 1997, the company awarded 5,377 restricted stock units to certain nonemployee directors pursuant to the terms of the company's Directors' Restricted Stock Plan. The units were not registered under the Securities Act of 1933 (the Act) in reliance upon the exemption contained in
Section 4(2) of the Act for transactions by an issuer not involving any public offering. The units were awarded (1) as annual grants equal to 20 percent of each of the nonemployee director's fees earned during the prior 12 months, (2) in consideration of the prior election by each of the nonemployee directors to defer all or a portion of his or her cash fees and (3) upon the credit of dividend equivalents upon units previously issued. The units are paid out in an equal number of shares of Unocal common stock at the end of a restriction period elected by each director, or upon his or her earlier termination of service as a director.

During the second quarter of 1997, 2,134 restricted stock units held by one nonemployee director, Mr. MacDonald G. Becket, were paid out in shares of Unocal common stock upon his retirement from the Board. The shares were not registered under the Act in reliance upon the exemption contained in Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security-holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

During the second quarter of 1997, Unocal issued 47 shares of its common stock upon the conversion of 41 of the 6-1/4 percent trust convertible preferred securities of Unocal Capital Trust. The common shares were not registered under the Act in reliance upon the exemption contained in Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security-holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Item 4.   Submission of a Vote of Security Holders

The Annual Meeting of Stockholders of Unocal Corporation was held on June 2, 1997. The following actions were taken by the stockholders at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

1. The four nominees proposed by the board of directors were elected as directors by the following votes for three-year terms expiring at the 2000 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

            Name                      Votes For         Votes Withheld
            -----                     ---------         --------------
       John W. Amerman               200,777,031          6,408,259
       Roger C. Beach                201,693,851          5,491,439
       John W. Creighton Jr.         202,736,501          4,448,789
       Kevin W. Sharer               202,722,150          4,463,140

2. A proposal to ratify the selection of Coopers & Lybrand L.L.P. as Unocal's independent accountants for 1997 was passed by a vote of 204,759,748 for versus 1,577,016 against. There were 848,526 abstentions and no broker non-votes.

3. A proposal for approval of a performance goal under the company's Management Incentive Program for tax purposes passed by a vote of 197,935,756 for versus 7,215,728 against. There were 2,033,806 abstentions and no broker non-votes.

4. A stockholder proposal that the Board report on the costs and benefits of doing business in Myanmar failed to pass by a vote of 9,983,244 for versus 170,661,043 against. There were 9,000,903 abstentions and 17,540,100 broker non-votes.

5. A stockholder proposal that the Board research and report on the Myanma Oil and Gas Enterprise and drug money laundering failed to pass by a vote of 9,284,755 for versus 170,983,064 against. There were 9,378,372 abstentions and 17,539,099 broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits: The Exhibit Index on page 22 of this report lists the exhibits that are filed as part of this report.

     (b)  Current Reports on Form 8-K

               During the second quarter of 1997:

               1. Report dated April 1, 1997 and filed April 10, 1997, for the purpose of reporting, under Item 2, the completion of the sale of the company's West Coast refining, marketing and transportation assets to Tosco Corporation, and filing, as exhibits under Item 7, certain agreements relating to such sale.

               2. Report dated April 11, 1997 and filed April 14, 1997, for the purpose of reporting, under Item 5, the signing of a definitive agreement for the restructuring of The UNO-VEN Company.

               3. Report dated April 22, 1997 and filed April 23, 1997, for the purpose of reporting, under Item 5, Unocal's response to the Clinton Administration's Myanmar sanctions.

               4. Report dated and filed April 24, 1997, for the purpose of reporting, under Item 5, Unocal's first quarter 1997 earnings and related information.

               5. Report dated and filed May 23, 1997, for the purpose of reporting, under Item 5, the restatement of Unocal's third quarter and full year 1996 earnings-per-common-share amounts to reflect a non-cash charge related to its September 1996 exchange of 6-1/4 percent Trust Convertible Preferred Securities of Unocal Capital Trust for shares of Unocal's $3.50 Convertible Preferred Stock.

               6. Report dated May 30, 1997 and filed June 3, 1997, for the purpose of reporting, under Item 5, Unocal's purchase of $507 million of debt securities pursuant to a tender offer.

               During the third quarter of 1997 to the date hereof:

               1. Report dated and filed July 23, 1997, for the purpose of reporting, under Item 5, Unocal's second quarter and first six months of 1997 earnings and related information.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNOCAL CORPORATION
                                  (Registrant)


Dated:   August 14, 1997       By:   /s/  JOSEPH A. HOUSEHOLDER
                                     --------------------------
                                         Joseph A. Householder
                                         Vice President, Tax and Comptroller
                                         (Duly Authorized Officer and
                                         Principal Accounting Officer)

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

     11 Statement regarding computation of earnings per common share for the three months and six months ended June 30, 1997 and 1996.

     12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the six months ended June 30, 1997 and 1996.

     12.2 Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the six months ended June 30, 1997 and 1996.

     12.3 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the six months ended June 30, 1997 and 1996.

     27 Financial data schedule for the period ended June 30, 1997 (included only in the copy of this report filed electronically with the Commission).