Form 10-Q
period 1997-09-30
UNOCAL CORP
filed 1997-11-14
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1997

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

                                 (310) 726-7600
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of October 31, 1997: 246,527,276

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

CONSOLIDATED EARNINGS                                                                                          UNOCAL CORPORATION
(Unaudited)
                                                                                     For the Three Months     For the Nine Months
                                                                                      Ended September 30       Ended September 30
                                                                                    ---------------------------------------------
Dollars in millions except per share amounts                                            1997        1996        1997        1996
---------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues ....................................................   $   1,370    $  1,265   $   4,272    $  3,668
Gain on sales of assets and other revenues ......................................          27          72         235         275
---------------------------------------------------------------------------------------------------------------------------------
      Total revenues ............................................................       1,397       1,337       4,507       3,943
Costs and Other Deductions
Crude oil and product purchases .................................................         524         421       1,616       1,096
Operating expense ...............................................................         423         325       1,076         960
Selling, administrative and general expense .....................................          26          36          81         104
Depreciation, depletion and amortization ........................................         300         192         755         617
Dry hole costs ..................................................................           8          53          51          72
Exploration expense .............................................................          50          33         114          83
Interest expense ................................................................          37          67         147         215
Property and other operating taxes ..............................................          18          16          54          57
Distributions on convertible preferred
   securities of subsidiary trust ...............................................           8           2          24           2
---------------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions ..........................................       1,394       1,145       3,918       3,206
---------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes ..........................................................           3         192         589         737
Income taxes (benefit) ..........................................................        (174)         58          68         284
---------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before  discontinued
   operations and extraordinary item ............................................   $     177    $    134   $     521    $    453
Discontinued operations
   Earnings from operations (net of tax of $22 million and $48 million, respectively)      --          37          --          80
   Loss on disposal (net of tax benefit of $27 million) .........................          --          --         (44)         --
---------------------------------------------------------------------------------------------------------------------------------
      Earnings (loss) from discontinued operations ..............................          --          37         (44)         80
                                                                                    ---------------------------------------------
Extraordinary item
  Early extinguishment of debt (net of tax benefit of $14 million) ..............          --          --         (38)         --
---------------------------------------------------------------------------------------------------------------------------------
Net Earnings ....................................................................   $     177    $    171   $     439    $    533
Dividends on preferred stock ....................................................          --          --          --          18
Non-cash charge related to exchange of preferred stock ..........................          --          54          --          54
---------------------------------------------------------------------------------------------------------------------------------
      Net earnings applicable to common stock ...................................   $     177    $    117   $     439    $    461
                                                                                    =============================================
Earnings (loss) per share of common stock assuming no dilution (a)
   Continuing operations ........................................................   $    0.71    $   0.32   $    2.09    $   1.54
   Discontinued operations ......................................................          --        0.15       (0.18)       0.32
   Extraordinary item ...........................................................          --          --       (0.15)         --
                                                                                    ---------------------------------------------
      Net earnings per common share assuming no dilution ........................   $    0.71    $   0.47   $    1.76    $   1.86
Earnings (loss) per share of common stock assuming full dilution  (b)
   Continuing operations ........................................................   $    0.70    $   0.31   $    2.04    $   1.52
   Discontinued operations ......................................................          --        0.14       (0.17)       0.31
   Extraordinary item ...........................................................          --          --       (0.14)         --
                                                                                    ---------------------------------------------
      Net earnings per common share assuming full dilution ......................   $    0.70    $   0.45   $    1.73    $   1.83
Cash dividends declared per share of common stock ...............................   $    0.20    $   0.20   $    0.60    $   0.60
---------------------------------------------------------------------------------------------------------------------------------
(a)  Weighted average shares outstanding assuming no dilution (in thousands) ....     247,367     248,668     249,153     248,211
(b)  Weighted average shares outstanding assuming full dilution (in thousands) ..     262,073     263,525     263,757     262,823

               See notes to the consolidated financial statements


CONSOLIDATED BALANCE SHEET                                                UNOCAL CORPORATION


                                                                   September 30  December 31
                                                                   -------------------------
Millions of dollars                                                    1997 (a)         1996
--------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                          $     516    $     217
   Accounts and notes receivable                                            813        1,027
   Net assets of discontinued operations                                     --        1,774
   Inventories                                                              154          125
   Deferred income taxes                                                     54           57
   Other current assets                                                      24           28
--------------------------------------------------------------------------------------------
      Total current assets                                                1,561        3,228
Investments and long-term receivables                                     1,081        1,206
Properties (b)                                                            4,688        4,590
Deferred income taxes                                                        19           21
Other assets                                                                108           78
--------------------------------------------------------------------------------------------
      Total assets                                                    $   7,457    $   9,123
--------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                   $     664    $   1,012
   Taxes payable                                                            123          231
   Current portion of long-term debt and capital lease obligations           --          118
   Interest payable                                                          32           70
   Current portion of environmental liabilities                              73           73
   Other current liabilities                                                 83          118
--------------------------------------------------------------------------------------------
      Total current liabilities                                             975        1,622
Long-term debt                                                            2,078        2,940
Deferred income taxes                                                       166          348
Accrued abandonment, restoration and environmental liabilities              704          677
Other deferred credits and liabilities                                      607          739
Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust holding solely 6-1/4%
   convertible junior subordinated debentures of Unocal                     522          522
Common stock ($1 par value)                                                 252          251
Capital in excess of par value                                              444          412
Foreign currency translation adjustment                                     (13)         (13)
Unearned portion of restricted stock issued                                 (34)         (14)
Retained earnings                                                         1,929        1,639
Treasury stock - at cost  (c)                                              (173)          --
--------------------------------------------------------------------------------------------
      Total stockholders' equity                                          2,405        2,275
--------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                   $   7,457    $   9,123
--------------------------------------------------------------------------------------------
(a)  Unaudited
(b)  Net of accumulated depreciation and other of:                    $   9,863    $   9,502
(c)  Number of shares (in thousands):                                     4,485           --

               See notes to the consolidated financial statements



CONSOLIDATED CASH FLOWS                                                 UNOCAL CORPORATION
(Unaudited)

                                                                      For the Nine Months
                                                                       Ended September 30
                                                                    ----------------------
Millions of dollars                                                      1997         1996
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                        $     439    $     533
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Loss on disposal of discontinued operations (before-tax              71           --
      Depreciation, depletion and amortization                            755          724
      Dry hole costs                                                       51           72
      Deferred income taxes                                              (226)          48
      Gain on sales of assets (before-tax)                                (59)        (173)
      Other                                                               (83)          96
      Working capital and other changes related to operations
         Accounts and notes receivable                                    221          (23)
         Inventories                                                      (41)           4
         Accounts payable                                                (351)          69
         Taxes payable                                                   (110)          49
         Other                                                             69         (200)
------------------------------------------------------------------------------------------
            Net cash provided by operating activities                     736        1,199

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                        (953)        (940)
   Proceeds from sale of discontinued operations                        1,789           --
   Proceeds from sales of assets                                           55          585
------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activiti             891         (355)

Cash Flows from Financing Activities
   Long-term borrowings                                                   370          130
   Reduction of long-term debt and capital lease obligations           (1,329)        (690)
   Dividends paid on preferred stock                                       --          (27)
   Dividends paid on common stock                                        (150)        (149)
   Repurchases of common stock                                           (173)          --
   Other                                                                  (46)          23
------------------------------------------------------------------------------------------
         Net cash used in financing activities                         (1,328)        (713)

Increase in cash and cash equivalents                                     299          131
Cash and cash equivalents at beginning of year                            217           94
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $     516    $     225
------------------------------------------------------------------------------------------

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
      Interest (net of amount capitalized)                          $     178    $     243
      Income taxes (net of refunds)                                 $     265    $     239


                  See notes to consolidatefinancial statements.


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

     Results for the nine months ended September 30, 1997, are not necessarily indicative of future financial results.

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

     During the first nine months of 1997, the company recorded an additional loss on disposal of $44 million (net of a $27 million tax benefit). The additional provision was primarily due to adjustments in closing inventory amounts and higher than anticipated termination costs. Included in the $44 million amount is a favorable adjustment of $6 million (net of $4 million tax) related to a lower than expected first quarter operating loss.

     The consolidated earnings statement reflects the results for the refining, marketing and transportation operations as discontinued operations for the quarters and nine months ended September 30, 1997 and 1996. At December 31, 1996, the assets had been reclassified in the consolidated balance sheet from their historical classifications to separately reflect them as net assets of discontinued operations. Cash flows related to discontinued operations have not been segregated in the consolidated statement of cash flows for the 1996 and 1997 periods. Consequently, amounts on the consolidated earnings statement may not agree with certain captions on the consolidated statement of cash flows for the 1996 and 1997 periods.

(4)  Extraordinary Item

     In May 1997, the company purchased approximately $507 million in aggregate principal amount of three of its outstanding issues of debt securities. The debt securities consisted of $161 million in debentures with an interest rate of 9-1/4 percent and $346 million in notes with interest rates of 8-3/4 percent and 9-3/4 percent. The debt securities were purchased for an aggregate price of $555 million, including a pre-tax premium of approximately $48 million over their aggregate carrying value. The premium, together with related costs, was recorded as a extraordinary item on the company's consolidated statement of earnings.

(5)  Other Financial Information

     Sales and operating revenues are principally derived from the sale of crude oil, natural gas, natural gas liquids, geothermal steam, specialty minerals and nitrogen-based agricultural products produced by the company. Sales and operating revenues also include amounts received from the sale of purchased crude oil, natural gas and products. During the third quarters of 1997 and 1996, approximately 29 percent and 30 percent, respectively, of total sales and operating revenues were attributed to sales of purchased crude oil, natural gas and products. For the first nine months of 1997 and 1996,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     approximately 28 percent and 29 percent, respectively, of total sales and operating revenues were attributed to sales of purchased crude oil, natural gas and products. Earnings attributable to the sale of purchased crude oil, natural gas and products were immaterial for the third quarters and first nine months of 1997 and 1996. Related purchase costs are classified as expense in the crude oil and product purchases category of the consolidated earnings statement.

     Capitalized interest totaled $10 million and $3 million for the third quarters of 1997 and 1996, respectively. For the first nine months of 1997 and 1996, capitalized interest was $26 million and $9 million, respectively.

(6)  Income Taxes:

The components of earnings from continuing operations and the provision for income taxes were as follows:


                                                                                For Three Months               For the Nine Months
                                                                               Ended September 30               Ended September 30
                                                                            --------------------------------------------------------
Millions of Dollars                                                          1997            1996             1997             1996
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss)  from continuing operations
   before income taxes
       United States (a) ........................................           $(116)           $  28            $ 204            $ 310
       Foreign ..................................................             119              164              385              427
                                                                            --------------------------------------------------------
             Total ..............................................               3              192              589              737
Income Taxes
   Current
      Federal ...................................................               2              (22)              76               65
      State .....................................................               2               (1)              13                1
      Foreign ...................................................              77               70              243              182
                                                                            --------------------------------------------------------
             Total ..............................................              81               47              332              248
 Deferred
      Federal ...................................................            (167)               3             (178)               2
      State .....................................................              (7)               7               (5)              18
      Foreign ...................................................             (81)               1              (81)              16
                                                                            --------------------------------------------------------
             Total ..............................................            (255)              11             (264)              36
                                                                            --------------------------------------------------------
               Total income taxes (benefit) .....................           $(174)           $  58            $  68            $ 284
                                                                            --------------------------------------------------------

(a) Includes corporate and unallocated expenses.

                                   (Unaudited)



The  following is a  reconciliation  of income taxes  calculated  at the federal
statutory  income  tax  rate  to  income  taxes   (benefits)   reported  in  the
consolidated earnings statement:

                                                                                        For Three Months        For the Nine Months
                                                                                       Ended September 30        Ended September 30
                                                                                     -----------------------------------------------
Millions of Dollars                                                                  1997           1996         1997          1996
------------------------------------------------------------------------------------------------------------------------------------
Federal statutory rate:                                                                35%           35%          35%            35%

Earnings from continuing operations
   before income taxes .....................................................        $   3         $ 192         $ 589         $ 737
Tax at federal statutory rate ..............................................            1            67           206           258
Foreign taxes in excess of (less than) statutory rate (b) ..................          (53)           (5)           (8)           36
Dividend exclusion .........................................................           (3)           (3)          (10)          (11)
U.S. deferred tax adjustment ...............................................         (114)           --          (114)           --
Other ......................................................................           (5)           (1)           (6)            1

             Total .........................................................        $(174)        $  58         $  68         $ 284
                                                                                    ------------------------------------------------

(b)   The third quarter and first nine months of 1997 included a $68 million reduction in deferred taxes for Thailand.

 (7) Inventories


                                                                                                 September 30           December  31
                                                                               -----------------------------------------------------
Millions of dollars                                                                                    1997                     1996
------------------------------------------------------------------------------------------------------------------------------------
Crude oil and other petroleum products .............................................                    $ 28                    $ 12
Agricultural products ..............................................................                      33                      31
Carbon and Minerals ................................................................                      54                      31
Materials, supplies and other ......................................................                      39                      51
------------------------------------------------------------------------------------------------------------------------------------
       Total .......................................................................                    $154                    $125
------------------------------------------------------------------------------------------------------------------------------------

(8)  Long Term Debt and Credit Agreements:

     Third quarter 1997 financing activities primarily consisted of: the borrowing of an additional $10 million under the $250 million Thailand revolving credit facility, increasing the outstanding balance to $160 million, and a payment of $250 million on the $1.2 billion Bank Credit Agreement, reducing the balance to zero. On October 10, 1997 the company signed a new Bank Credit Agreement providing a revolving credit facility of $1 billion through October 2002, at interest rates based on LIBOR and requiring a facility fee on undrawn commitments. The $1.2 billion Bank Credit Agreement available on September 30, 1997, which had availability through June 2000, and the $200 million 364-day credit facility established in 1995, which had a March 1998 maturity, were both canceled on October 10, 1997.

(9)  Financial Instruments

     The fair values of the company's financial instruments at September 30, 1997 are described below:

     The Deutsche Mark currency swap agreement had a notional value of $110 million and a fair value of approximately $32 million based on dealer quotes.

     The company had outstanding commodity futures contracts covering the sale of 1,853 thousand barrels of crude oil with a notional amount of $38 million and 8 billion cubic feet of natural gas with a notional amount of $18 million. The fair values of the contracts, based on quoted market prices, were insignificant.

     The estimated fair value of the company's long-term debt and capital lease obligations was $2,173 million. The fair values of debt instruments were based on the discounted amount of future cash outflows using the rates offered to the company for debt with similar remaining maturities. The estimated fair value of the mandatorily redeemable convertible

                                   (Unaudited)

     preferred securities of the company's subsidiary trust was $638 million, based on dealer quotes.

(10) Accrued Abandonment, Restoration And Environmental Liabilities:

     At  September  30,  1997,  the  company had  accrued  $495  million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are accrued predominately on a units-of-production basis and are estimated to be $675 million. This estimate was derived in large part from abandonment cost studies performed by an independent firm and is used to calculate the amount to be amortized.

     At September 30, 1997, the company's reserve for environmental remediation obligations totaled $282 million, of which $73 million was included in current liabilities. The reserve included estimated probable future costs of $25 million for federal Superfund and comparable state-managed multiparty disposal sites; $28 million for formerly-operated sites for which the company has remediation obligations; $81 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $119 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $29 million for sites owned and/or controlled by the company and utilized in its ongoing operations.

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

     As disclosed in Note 10, at September 30, 1997, the company had accrued $282 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $190 million.

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

     The total amount of tax and interest that the company would be required to pay if the IRS were ultimately to prevail on both of the issues described in the two preceding paragraphs, after application of foreign tax credits and overpayments related to other issues, and assuming a full disallowance of the claim for refund discussed below, is estimated at $422 million as of September 30, 1997.

     During the first quarter of 1997, the IRS examination team completed its review of a claim for refund recently filed by the company relating to its 1985 tax liability. If the company ultimately prevails in its claim for refund, the liability for the issues described above would be eliminated and the company would be entitled to a refund for overpayment of tax. Although the IRS has not formally disallowed the claim, the company has been informed that the IRS examination team believes the claim should be disallowed. In April 1997, the IRS examination team sent the issue raised by the claim to the IRS National Office for technical advice. In September 1997, the IRS examination team withdrew the technical advice request and returned the claim to the IRS Appeals Officer for further consideration. The company intends to vigorously defend the claim and dispute the proposed deficiency and hopes to resolve these matters during 1997. Should that effort fail, final resolution of these matters is likely to be several years away as they are not yet before a court.

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

                                   (Unaudited)

(12) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

 SUMMARIZED FINANCIAL DATA OF UNION OIL

                                                                                 For the Three Months          For the Nine Months
                                                                                  Ended September 30           Ended September 30
                                                                            --------------------------------------------------------
Millions of dollars                                                      1997             1996              1997                1996
------------------------------------------------------------------------------------------------------------------------------------
Total revenues ............................................           $ 1,397           $ 1,337           $ 4,507            $ 3,944
Total costs and other deductions
   (including income taxes) ...............................             1,211             1,201             3,959              3,488
                                                                      --------------------------------------------------------------
Earnings from continuing operations .......................               186               136               548                456
Discontinued operations
   Earnings from operations (a) ...........................                --                37                --                 80
   Loss on disposal (b) ...................................                --                --               (44)                --
Extraordinary Item
   Early extinguishment of debt  (c) ......................                --                --               (38)                --
                                                                      --------------------------------------------------------------
Net earnings ..............................................           $   186           $   173           $   466            $   536
                                                                      --------------------------------------------------------------

(a)  Net of tax of: .......................................           $  --             $    22           $    --            $    48
(b)  Net of tax benefit of: ...............................           $  --             $    --           $   (27)           $    --
(c)  Net of tax benefit of: ...............................           $  --             $    --           $   (14)           $    --


                                                                                         At September 30              At December 31
                                                                                         -------------------------------------------
Millions of dollars                                                                                1997                         1996
------------------------------------------------------------------------------------------------------------------------------------
Current assets ...........................................................                       $1,559                       $3,228
Noncurrent assets ........................................................                        5,925                        5,905
Current liabilities ......................................................                          979                        1,622
Noncurrent liabilities ...................................................                        3,555                        4,704
Shareholder's equity .....................................................                        2,950                        2,807
                                                                                                                              ------


OPERATING HIGHLIGHTS                                                                                    UNOCAL CORPORATION
(Unaudited)


                                                                             For the Three Months      For the Nine Months
                                                                              Ended September 30        Ended September 30
                                                                            ----------------------------------------------
                                                                               1997         1996         1997         1996
--------------------------------------------------------------------------------------------------------------------------
NET DAILY PRODUCTION
   Crude oil and condensate (thousand barrels daily)
      United States
         Spirit Energy 76 ..........................................           40.8         51.4         45.0         51.7
         Other (a) .................................................           29.8         34.7         31.5         47.2
                                                                            ----------------------------------------------
           Total United States .....................................           70.6         86.1         76.5         98.9
      International
         Far East (b) ..............................................           96.2         82.2         94.9         82.4
         Other .....................................................           24.9         27.2         25.9         27.6
                                                                            ----------------------------------------------
           Total International .....................................          121.1        109.4        120.8        110.0
      Worldwide ....................................................          191.7        195.5        197.3        208.9
                                                                            ----------------------------------------------

   Natural gas (million cubic feet daily)
      United States
         Spirit Energy 76 ..........................................          844.5        928.4        875.7        917.0
         Other (a) .................................................          109.6        146.8        130.8        164.5
                                                                            ----------------------------------------------
           Total United States .....................................          954.1      1,075.2      1,006.5      1,081.5
      International
         Far East (b) ..............................................          790.0        666.5        789.5        625.7
         Other .....................................................           54.8         63.0         61.7         71.1
                                                                            ----------------------------------------------
           Total International .....................................          844.8        729.5        851.2        696.8
      Worldwide ....................................................        1,798.9      1,804.7      1,857.7      1,778.3
                                                                            ----------------------------------------------

   Natural gas liquids (thousand barrels daily) (a) ................           17.8         19.3         18.7         19.6
   Geothermal (million kilowatt-hours daily) .......................           18.7         21.0         17.2         17.3

                                                                            ----------------------------------------------
(a) Includes production from California upstream properties of:
      Crude oil and condensate .....................................             --          1.0           --         10.9
      Natural gas ..................................................             --           --           --         17.2
      Natural gas liquids ..........................................             --           --           --          0.2

(b) Includes host country share in Indonesia of:
      Crude oil and condensate .....................................           27.9         26.4         29.2         26.8
      Natural gas ..................................................           21.9         29.1         26.6         26.2



OPERATING HIGHLIGHTS (continued)                                                   UNOCAL CORPORATION
(Unaudited)


                                                         For the Three Months     For the Nine Months
                                                          Ended September 30       Ended September 30
                                                      -----------------------------------------------
                                                           1997           1996        1997       1996
-----------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES
   Crude oil and condensate (per barrel)
      United States
         Spirit Energy 76 .........................   $   18.27   $      21.80   $   20.01  $   20.33
         Other ....................................       13.36          17.37       15.39      16.52
           Total United States ....................       16.13          20.01       18.09      18.31
      International
         Far East .................................   $   17.45   $      18.89   $   18.72  $   18.32
         Other ....................................       16.58          19.89       17.58      18.53
           Total International ....................       17.23          19.21       18.41      18.39

      Worldwide ...................................   $   16.73   $      19.62   $   18.26  $   18.34
-----------------------------------------------------------------------------------------------------
   Natural gas (per thousand cubic feet)
      United States
         Spirit Energy 76 .........................   $    2.31   $       2.23   $    2.42  $    2.34
         Other ....................................        1.47           1.36        1.39       1.42
           Total United States ....................        2.21           2.09        2.29       2.20
      International
         Far East .................................   $    2.39   $       2.27   $    2.35  $    2.23
         Other ....................................        2.40           2.05        2.23       1.82
           Total International ....................        2.39           2.25        2.34       2.18

      Worldwide ...................................   $    2.29   $       2.15   $    2.31  $    2.20
-----------------------------------------------------------------------------------------------------
AGRICULTURAL PRODUCTS PRODUCTION VOLUMES
(thousand tons)
   Ammonia ........................................         314            360       1,072      1,089
   Urea ...........................................         188            275         696        845
   Other products .................................         146            149         494        494

AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia ........................................         187            206         590        574
   Urea ...........................................         191            198         690        779
   Other products .................................         200            302         907        971


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine month periods ended September 30, 1997 should be read in conjunction with Unocal's Management's Discussion and Analysis reported in the 1996 Annual Report on Form 10-K (as amended).

Unocal explores for, develops, produces and markets crude oil and natural gas resources around the world. The company's largest operations are in the Gulf Coast region of the United States and in Southeast Asia. In addition, Unocal is the world's leading geothermal energy producer and manufactures and markets nitrogen-based fertilizers, petroleum coke, graphites, and specialty minerals.

CONSOLIDATED RESULTS

                                                                                For the Three Months           For the Nine Months
                                                                                 Ended September 30             Ended September 30
                                                                                ----------------------------------------------------
Millions of Dollars                                                           ` 1997           1996            1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings ..............................................          $ 177           $ 171           $ 439           $ 533
Special items:
    Bangladesh well blowout ........................................             --              --              (7)             --
    UNO-VEN restructuring ..........................................             --              --              39              --
    Deferred tax adjustments .......................................            185              --             192              --
    Impairment of long-lived assets (SFAS No. 121) .................            (39)             --             (39)             --
    Litigation provisions ..........................................            (20)            (20)            (25)            (32)
    Environmental remediation provisions ...........................            (41)            (12)            (50)            (38)
    Asset sales ....................................................             (2)             48              30             130
    Other ..........................................................             --              --              --              (9)
    Discontinued operations:
       Loss on disposal ............................................             --              --             (44)             --
       Asset sales and miscellaneous ...............................             --               2              --               4
    Extraordinary item .............................................             --              --             (38)             --
                                                                              ------------------------------------------------------
   Total special items .............................................             83              18              58              55
                                                                              ------------------------------------------------------
Adjusted net earnings ..............................................          $  94           $ 153           $ 381           $ 478
                                                                              ------------------------------------------------------

For the third quarter and first nine months of 1997, adjusted net earnings reflected lower domestic crude oil and natural gas production, lower average worldwide crude oil sales prices and higher depreciation, depletion and amortization (DD&A) expense. Partially offsetting these negative factors were improved international natural gas and crude oil production, primarily in Thailand and Indonesia, higher average worldwide natural gas sales prices and lower interest expense.

EXPLORATION AND PRODUCTION

                                                                                   For the Three Months         For the Nine Months
                                                                                    Ended September 30          Ended September 30
                                                                                 ---------------------------------------------------
Millions of Dollars                                                                1997          1996          1997            1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings
   United States
      Spirit Energy 76 ...............................................          $   6           $  55          $ 144           $ 215
      Other ..........................................................             10              22             42             126
   International .....................................................            128             107            259             245
                                                                                ----------------------------------------------------
      Total ..........................................................            144             184            445             586
Special items:
    Impairment of long-lived assets (SFAS No. 121) ...................            (39)             --            (39)            --
    Deferred tax adjustment ..........................................             68              --             68             --
    Bangladesh well blowout ..........................................             --              --             (7)            --
    Asset sales ......................................................             (1)             40            (15)            114
                                                                                ----------------------------------------------------
         Total special items .........................................             28              40              7             114
                                                                                ----------------------------------------------------
Adjusted net earnings ................................................          $ 116           $ 144          $ 438           $ 472
                                                                                ----------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Compared with the third quarter and first nine months of 1996, adjusted net earnings for 1997 decreased $28 million, or 19 percent, and $34 million, or 7 percent, respectively. These decreases were due primarily to lower domestic crude oil and natural gas production, higher worldwide DD&A expense and lower average worldwide crude oil sales prices. Partially offsetting these negative factors were increased natural gas and crude oil production in the Far East and higher average worldwide natural gas sales prices.

During the third quarter and first nine months of 1997, domestic crude oil production decreased 18 percent and 23 percent, respectively, and domestic natural gas production decreased 11 percent and 7 percent, respectively. These decreases were due primarily to natural declines, hurricane related shut-ins, mechanical problems in some high output wells and delays in the drilling program. Higher international production, principally from Thailand and Indonesia, partially offset the domestic production declines. During the third quarter and first nine months of 1997, international crude oil production increased 11 percent and 10 percent, respectively, and international natural gas production increased 16 percent and 22 percent, respectively.

Adjusted worldwide DD&A expense for the third quarter and first nine months of 1997 increased 26 percent and 17 percent, respectively, due primarily to negative reserve adjustments in the United States and Thailand, increased production from higher rate fields in the United States, higher production in Thailand and higher capital spending in Indonesia.

Compared with the third quarter of 1996, average worldwide crude oil sales prices decreased from $19.62 to $16.73 per barrel, a 15 percent decrease. Average worldwide crude oil sales prices for the first nine months of 1997 were essentially unchanged from the same period in 1996. For the third quarter of 1997, average worldwide natural gas sales prices increased from $2.15 to $2.29 per thousand cubic feet (mcf), and for the first nine months of 1997, average worldwide natural gas sales prices increased from $2.20 to $2.31 per mcf.

Special items for the third quarter of 1997 primarily consisted of a $39 million write-down for the impairment of long-lived assets and a $68 million reduction in deferred taxes for Thailand related to recent currency devaluations. Special items for the first nine months of 1997 also included a $7 million charge related to a gas-ignited exploration well blowout in northeast Bangladesh and a $17 million loss on the sale of the company's United Kingdom operations.

GEOTHERMAL OPERATIONS


                                                                            For the Three Months                For the Nine Months
                                                                             Ended September 30                Ended September 30
                                                                         -----------------------------------------------------------
Millions of Dollars                                                        1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings ......................................               $ 6               $ 6               $25               $15
Special items:
   Deferred tax adjustments ................................                 3                --                10                --
                                                                           ---------------------------------------------------------
Adjusted net earnings ......................................               $ 3               $ 6               $15               $15
                                                                           ---------------------------------------------------------

Compared with the third quarter of 1996, the decrease in adjusted net earnings were the result of decreased revenues in the Philippines due to the deferral of 60 percent of the revenues and related earnings pending the settlement of a dispute regarding extension of the company's service contract and foreign exchange losses, primarily in Indonesia. Partially offsetting these negative factors was higher steam generation in Indonesia. During the first nine months of 1997, adjusted net earnings reflected higher steam generation in all areas of operation, decreased dry hole expense in Indonesia and lower depreciation expense due to the sale of domestic geothermal assets in 1996. Offsetting these positive factors were the negative factors previously discussed for the third quarter of 1997.

During the third quarter and first nine months of 1997, the company recorded a $3 million deferred tax benefit for exploration expenses incurred for a project in Japan. In 1997, the company also recorded a $7 million deferred tax benefit related to prior year exploration expenses incurred for the Sarulla project in Indonesia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DIVERSIFIED BUSINESS GROUP

                                                                               For the Three Months              For the Nine Months
                                                                               Ended September 30                Ended September 30
                                                                             -------------------------------------------------------
Millions of Dollars                                                          1997              1996            1997             1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings
   Agricultural Products .......................................             $  4             $ 20             $ 50             $ 73
   Carbon and Minerals .........................................               10               13               76               40
   Pipelines ...................................................               16               14               46               51
   Other .......................................................               --                3               37                9
                                                                             -------------------------------------------------------
   Total .......................................................               30               50              209              173
Special items:
   UNO-VEN restructuring (Other) ...............................               --               --               39              --
   Carbon and Minerals (asset sales) ...........................               --               --               41              --
   Pipelines (asset sales) .....................................               --               --               --                7
                                                                             -------------------------------------------------------
   Total special items .........................................               --               --               80                7
                                                                             -------------------------------------------------------
Adjusted net earnings ..........................................             $ 30             $ 50             $129             $166
                                                                             -------------------------------------------------------

Compared to the third quarter and first nine months of 1996, adjusted net earnings decreased 40 percent and 22 percent, respectively, principally due to lower agricultural products sales prices, sales volumes and production. Agricultural products production was lower as a result of maintenance at the Kenai, Alaska facility, mechanical problems and market related urea production cuts. Decreased demand in China for nitrogen fertilizers, particularly urea, impacted both agricultural products sales volumes and sales prices beyond normal seasonal declines. Lower lanthanide margins, primarily due to price cutting by China, and the elimination of earnings attributable to the UNO-VEN restructuring and the sale of the Unocal Hydrocarbon Sales business also impacted the Diversified Business Group's results.

CORPORATE AND UNALLOCATED

                                                                            For the Three Months                For the Nine Months
                                                                             Ended September 30                 Ended September 30
                                                                           ---------------------------------------------------------
Millions of Dollars                                                         1997            1996             1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Reported net earnings effect
   Administrative and general expense ..........................           $ (13)           $ (21)           $ (40)           $ (55)
   Net interest expense ........................................             (19)             (37)             (84)            (135)
   Environmental and litigation expense ........................             (65)             (37)             (86)             (84)
   New Ventures ................................................              (1)              (7)             (23)             (13)
   Other .......................................................              95               (4)              75              (34)
                                                                           ---------------------------------------------------------
   Total .......................................................              (3)            (106)            (158)            (321)
Special items:
     Environmental and litigation provisions ...................             (61)             (32)             (75)             (70)
     Asset sales (Other) .......................................              (1)               8                4                9
     Deferred  tax adjustment (Other) ..........................             114               --              114               --
     Miscellaneous (Other) .....................................              --               --               --               (9)
                                                                           ---------------------------------------------------------
   Total special items .........................................              52              (24)              43              (70)
                                                                           ---------------------------------------------------------
Adjusted net earning effect ....................................           $ (55)           $ (82)           $(201)           $(251)
                                                                           ---------------------------------------------------------

Compared with the third quarter and first nine months of 1996, net interest expense decreased 49 percent and 38 percent, respectively, as a result of increased capitalized interest and a decreased debt level. Included in the Corporate and Unallocated Other category for the third quarter and first nine months of 1997 was a $7 million charge for a reinsurance obligation that was the result of a platform fire in Indonesia. For the third quarter and first nine months of 1997, the company reported a special item of $114 million for a reduction of deferred taxes related to the reassessment of the company's exposure for pending federal income tax appeals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DISCONTINUED OPERATIONS

During the first nine months of 1997, the company recorded an additional loss on disposal of its West Coast refining, marketing and transportation operations of $44 million (net of a $27 million tax benefit). See Note 3 to the consolidated financial statements for additional information.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first nine months of 1997, cash flow from operating activities, including working capital changes, was $736 million, compared with $1,199 million in 1996. During the first nine months of 1997, the discontinued refining, marketing and transportation operations had a negative cash flow of $20 million, compared with a positive cash flow of $244 million for the same period in 1996. The 1997 cash flow from operations also reflected an $81 million escrow payment related to the settlement of the "Catacarb" litigation and $27 million for the company's buy-out of environmental liabilities related to the UNO-VEN partnership restructuring. Also impacting cash flow from operations were lower domestic crude oil and natural gas production, higher international exploration expense and lower agricultural products prices. Partially offsetting these negative factors were higher international crude oil and natural gas production, higher average worldwide natural gas sales prices, and lower net interest expense.

Proceeds from asset sales were $1,844 million for the first nine months of 1997. The amount consisted of: $1,789 million from the sale of the West Coast refining, marketing and transportation assets; $25 million for Unocal Hydrocarbon Sales, $6 million from the sale of one of the company's airplanes, $12 million for miscellaneous real estate properties and $12 million from the sale of miscellaneous assets including various oil and gas properties.

Capital expenditures for the first nine months of 1997 totaled $953 million, an increase of $13 million from the 1996 level of $940 million, due primarily to increased international oil and gas activity. The company's preliminary capital expenditure plan for 1998 could be as much as $1.5 billion, up from an estimated $1.4 billion in 1997. The exploration capital spending program for 1998 is $568 million, up more than 50 percent from the estimated 1997 level. During 1998, the company expects to drill more than 189 exploration wells.

Consolidated working capital at September 30, 1997 was $586 million, a decrease of $1,020 million from the year-end 1996 level of $1,606 million. Included in the 1996 amount was $1,774 million in net assets of discontinued operations. The decline in working capital reflects primarily the application of proceeds from the sale of these assets to the debt reduction described below, as well as the company's repurchase of the $200 million undivided interest in pool trade receivables, which it had previously sold.

The company's total debt was $2,078 million at September 30, 1997, a decrease of $980 million from the year-end 1996 level of $3,058 million. The debt-to-total capitalization ratio decreased to 42 percent from 52 percent at year-end 1996. The company used a portion of the proceeds from the sale of its West Coast refining, marketing and transportation assets to reduce long term debt. See Notes 8 and 9 to the consolidated financial statements for related information.

Through September 30, 1997, the company had repurchased approximately 4.5 million shares of common stock for a total cost of approximately $173 million. As of November 7, 1997, the company repurchased approximately 1.6 million additional shares of common stock for a cost of approximately $65 million.

ENVIRONMENTAL MATTERS

At September 30, 1997, the company's reserves for environmental remediation obligations totaled $282 million, of which $73 million was included in current liabilities. During the third quarter, cash payments of $19 million were applied against the reserve and an additional $67 million in liabilities were recorded to the reserve account, primarily due to changes in estimated future remediation costs as discussed below. The company also estimates that it could incur additional remediation costs aggregating approximately $190 million, as discussed in Note 11 to the consolidated financial statements. The company's total environmental reserve is grouped into the following five categories:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESERVE SUMMARY

                                                                   September 30,
Millions of Dollars                                                         1997
--------------------------------------------------------------------------------
   Superfund and similar sites .................................            $ 25
   Former company-operated sites ...............................              28
   Company facilities sold with
     retained liabilities ......................................              81
   Inactive or closed company facilities .......................             119
   Active company facilities ...................................              29
                                                                            ----
      Total reserves ...........................................            $282
                                                                            ----

At year-end 1996, Unocal had received notification from the U.S. Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 39 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 37 other similar PRP sites that may require investigation and remediation. During the first nine months of 1997, 10 sites were added and four sites were resolved resulting in a total of 82 sites. Of the total, the company has denied responsibility at 6 sites and at another 8 sites the company's liability, although unquantified, appears to be de minimis. The total also includes 27 sites which are under investigation or in litigation, for which the company's potential liability is not presently determinable. At another two sites, the company has made settlement payments and is in the final process of resolving its liabilities. Of the remaining 39 sites, where probable costs can be estimated, reserves of $25 million have been established for future remediation and settlement costs. These 82 sites exclude 60 sites where the company's liability has been settled, or where the company has both no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the company is usually just one of several companies designated as a PRP. The company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in Note 11. The solvency of other responsible parties and disputes regarding responsibilities may also impact the company's ultimate costs.

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

On May 14, 1997, a draft environmental impact report (EIR) prepared by a consultant to the County of San Luis Obispo, California, was issued for use by the County, the Regional Water Quality Board -- Central Coast Region and others in evaluating the company's proposed remedial action plan, as well as alternative courses of action, for remediation of the underground petroleum hydrocarbon contamination at Avila Beach, California, resulting from former company operations. The company reviewed the alternatives addressed therein versus the expected environmental benefits, and issued comments in this regard as well as comments on other procedural and substantive issues subject to appeal. The county accepted public comments on the draft EIR for a 60-day period through July 14, 1997. These comments will be used to determine the final EIR.

On August 25, 1997, the County of San Luis Obispo issued a draft EIR on the company's remediation and abandonment plans for the Guadalupe Oil Field located on the central coast of California. The field is contaminated with diluent, a kerosene-like additive used in the company's former operations at the site. The draft EIR will allow the company, the general public, the county and other regulatory agencies to evaluate the company's proposed remediation and abandonment plan, as well as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

alternative courses of action, for the field. Certain of the alternatives addressed in the draft EIR would, if implemented, result in significantly higher remediation costs than the costs for the company's proposed plan. The company has completed its review of the draft EIR and issued extensive comments to the county on November 4, 1997.

In the third quarter of 1997, the company added approximately $55 million to the remediation reserve for the estimated costs of the company's clean-up plans for Avila Beach, Guadalupe and associated projects. The costs for Avila Beach include expenses for excavation of the affected sections of the beach; bioremediation of the town area; development of mitigation projects that will benefit the community; and decommissioning and dismantlement of storage tanks that overlook the town. There is a reasonable possibility that the company may incur additional, but presently indeterminate, expenses for these sites. The ultimate clean-up costs will be affected by the EIR's, which are expected to be finalized in early 1998.

See Notes 10 and 11 for related information.

OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of reserves, production, sales including related costs and prices, and other statistical items; plans and objectives of management regarding the company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the forward-looking statements.

During the fourth quarter of 1997, the company expects increased operating earnings due to higher natural gas prices in the United States, improved agricultural products sales volumes and production and expansion of the Salak geothermal resource and power plant project in Indonesia.

In 1998, the company expects net worldwide oil and gas production to average more than 560,000 barrels of oil equivalent (boe) per day, up seven percent from an estimated 525,000 boe per day in 1997. The company is targeting growth to more than 700,000 boe per day by 2001.

ASIAN ECONOMIC DOWNTURN

While the economic downturn in Southeast Asia is significant, the company has experienced no material negative impact as a result of these recent events and continues to expect no significant financial impact. The company believes the steps being taken by the affected governments in the region and by international financial institutions will alleviate the situation. In Thailand, the company's gas sales contracts provide for adjustments in the event of a devaluation of more than five percent of the baht in relation to the United States dollar. In Indonesia and the Philippines, revenues from the company's operations are either dollar-denominated or indexed to the United States dollar.

UNITED STATES EXPLORATION AND PRODUCTION

In an effort to increase domestic crude oil and natural gas production, the company expects to increase the number of rigs it employs to 17 during the fourth quarter of 1997. The company also signed a memorandum of understanding on September 19, 1997, with Smedvig Offshore Limited for a deepwater drill ship that can operate in 10,000 feet of water. The drill ship is designed for dual activity and has capabilities for production testing. The ship is currently under construction and is scheduled to start drilling operations in late 1998 or early 1999.

On October 6, 1997, the company discovered oil in Terrebonne Parish, Louisiana. The discovery well tested at an average daily rate of 1,068 barrels of oil and
3.3 million cubic feet of gas. Production is expected to begin in December 1997, once the production facilities are completed. The company holds a 40 percent working interest in the well.

In the Gulf of Mexico, the company recently tested a deepwater oil discovery in Garden Banks 409 and is currently exploring development alternatives. A production test on one of these wells drilled on the block wells yielded 7,266 barrels of oil and 3.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million cubic feet of gas per day. The project, called Ladybug, is in close proximity to existing infrastructure at Garden Banks 189, which will serve as host facility. The company holds a 50 percent working interest in the project.

INTERNATIONAL EXPLORATION AND PRODUCTION

In Indonesia, the company successfully tested a stepout delineation well offshore East Kalimantan that establishes significant natural gas and condensate production potential in the deepwater area of the Mahakam Delta. The well tested at a rate of 24.8 million cubic feet of gas and 860 barrels of condensate per day. The company holds a 50 percent working interest in the project.

The company is currently considering the restructuring of certain Canadian oil and gas assets held by its Unocal Canada, Ltd. subsidiary. The restructuring could involve an exchange of assets for an equity interest in a publicly traded Canadian oil and gas company or the formation of an alliance, joint venture or operating partnership with a Canadian firm. The company's objective is to enhance the long-term growth and value of its Canadian oil and gas properties.

The $1 billion Yadana natural gas development project remains on schedule for its August 1, 1998 completion. The onshore Myanmar portion of the pipeline is essentially completed. Efforts are now focused on the offshore infrastructure, including a 215 mile pipeline and four platforms. Although the Thai side of the project has faced challenges, approximately 118 miles of the pipeline has been installed or is under construction. Construction of the remaining 32 miles nearest the Myanmar border is expected to begin during the fourth quarter of 1997, with completion scheduled for June 1998. The company has a 28.26 percent working interest in the project.

In Thailand, the company successfully tested two exploration wells. The wells are part of a program to evaluate the new Maragot field offshore on Block B12/26. The company is evaluating development options and expects to bring this field on-stream following the start-up of production from the Pailin field, which is scheduled to begin in late 1998. The company holds a 35 percent working interest in the concession block, which includes the Pailin field.

GEOTHERMAL OPERATIONS

In Indonesia, at the Salak field on the Island of Java, the operation of a new 165-megawatt power plant began in the second week of October when the first of three 55-megawatt Units came on-line. During the first week of November, Unit 5 began operations and Unit 6 is expected to come on-line in late November. The company's fourth quarter results will benefit from the start-up of this 165-megawatt power plant.

DIVERSIFIED BUSINESS GROUP

Fourth quarter 1997 results for the Agricultural Products Group are expected to improve as a result of seasonal increases in demand for agricultural products. In addition, the company is restructuring its lanthanides business unit in response to current lanthanides market conditions. This restructuring effort should result in improved customer focus and product line profitability and reduced overall operating costs. This restructuring will also result in a manpower reduction at the company's Mountain Pass facility. The expected completion of the restructuring is early 1998.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is incorporated by reference the information previously reported in Item 3 of Unocal's Annual Report on Form 10-K (as amended) for the year ended December 31, 1996 (1996 Form 10-K (as amended)) and in Item 1 of Part II of Unocal's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 (First Quarter 1997 Form 10-Q) and June 30, 1997 (Second Quarter 1997 Form 10-Q), the information regarding environmental remediation reserves in Note 10 to the consolidated financial statements in Item 1 of Part I, the discussion thereof in the Environmental Matters section of Management's Discussion and Analysis in
Item 2 of Part I, and the information regarding contingent liabilities in Note 11 to the consolidated financial statements in Item 1 of Part I.

(1)      With reference to the action entitled Atlantic  Richfield  Company,  et
                                               ---------------------------------
         al. v. Unocal  Corporation,  et al., involving the company's patent for
         -------------------------------------
         certain compositions of reformulated  gasoline,  described in Paragraph
         (6) of Item 3 of the 1996 Form 10-K (as amended), on October 14, 1997, following the first phase of a trial which commenced in July 1997, the jury rendered a verdict upholding the validity of the patent and finding that Atlantic Richfield Company and the other five oil companies party to the action had infringed the patent with respect to approximately 29 percent, or 1.2 billion gallons, of the gasoline produced by them in California during the five-month period from March through July 1996 at issue in the trial. On November 3, 1997, following a second phase of the trial, the jury rendered a verdict awarding the company damages of 5.75 cents per infringing gallon, or $69 million for the five-month period. A third phase of the trial, relating to issues of "inequitable conduct," is scheduled to be heard by the trial judge commencing in early December 1997.

(2) With reference to the litigation arising from past underground petroleum pipeline leaks at Avila Beach, California, described in Paragraph (9) of Item 3 of the 1996 Form 10-K (as amended) and in Paragraph (3) of Item 2 of Part II of the First Quarter 1997 Form 10-Q, there are currently 14 lawsuits filed in the California Superior Court for San Luis Obispo County that have been served on the company. Thirteen of the suits are individually based, with a total of 107 plaintiffs. The other suit is a purported class action filed by owners of a local time-share complex. In addition, the California Attorney General's Office contacted Unocal and held a "pre-filing" meeting to discuss remediation alternatives, mitigation, penalties and possible claims for natural resource damages. The Attorney General's Office also filed a notice of intent to sue based on Resource Conservation and Recovery Act Section 7002 allegations.

         In an effort to resolve property damage and business loss claims by the local community and discourage additional lawsuits from being filed, the company has announced a voluntary settlement program for property and business owners in the town of Avila Beach.

(3) With reference to the litigation involving the Yadana gas project in Myanmar, described in Paragraph (13) of Item 3 of the 1996 Form 10-K (as amended), in Paragraph (5) of Item 1 of Part II of the First Quarter 1997 Form 10-Q, and in Paragraph (2) of Item 1 of Part II of the Second Quarter 1997 Form 10-Q, several developments have occurred that may affect the course of the litigation:

         In John Doe I, et al. v. Unocal  Corp.,  et al., the court on September
            ---------------------------------------------
         18, 1997, granted in part and denied in part the company's motion to strike from the plaintiffs' complaint allegations concerning claims of wrongful taking of property.

         The hearing on the plaintiffs' motion for a preliminary injunction (which seeks to enjoin the company from further participation in the Yadana gas project) and on the plaintiffs' motion for class certification is set for December 8, 1997.

         Defendant Total's motion to dismiss for lack of personal jurisdiction remains pending before the court.

         In  National  Coalition  Government  of the Union of Burma,  et al. v.
             ------------------------------------------------------------------
         Unocal,  Inc., et al., the company's  motion to dismiss was granted in
         ---------------------
         part and denied in part on October 30, 1997.

(4)      With  reference  to the matter  entitled  Aguilar,  et al. v.  Atlantic
                                                   -----------------------------
         Richfield,  et al.,  alleging  that the  company  and other oil company
         -------------------
         defendants conspired to fix the price of reformulated gasoline in California in restraint of trade, described in Paragraph (7) of Item 1 of Part II of the First Quarter 1997 Form 10-Q, on October 17, 1997, the court granted the defendants' motion for summary judgment. Counsel for the plaintiffs has stated his intention to seek a reconsideration of the court's decision.

ITEM 2.  CHANGES IN SECURITIES

During the third quarter of 1997, the company awarded 5,156 restricted stock units to certain nonemployee directors pursuant to the terms of the company's Directors' Restricted Stock Plan. The units were not registered under the Securities Act of 1933 (the Act) in reliance upon the exemption contained in
Section 4(2) of the Act for transactions by an issuer not involving any public offering. The units were awarded (1) in consideration of the prior election by each of the nonemployee directors to defer all or a portion of his or her cash fees and (2) upon the credit of dividend equivalents upon units previously issued. The units are paid out in an equal number of shares of Unocal common stock at the end of a restriction period elected by each director, or upon his or her earlier termination of service as a director.

During the third quarter of 1997, Unocal issued 727 shares of its common stock upon the conversion of 620 of the 6-1/4 percent trust convertible preferred securities of Unocal Capital Trust. The common shares were not registered under the Act in reliance upon the exemption contained in Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security-holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 5.  OTHER INFORMATION

Neal E. Schmale resigned as a director of Unocal Corporation effective as of October 15, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits: The Exhibit Index on page 23 of this report lists the exhibits that are filed as part of this report.

          (b)  Current Reports on Form 8-K

                 During the third quarter of 1997:

                 1. Report  dated and filed July 23,  1997,  for the  purpose of reporting, under Item 5, Unocal's second quarter and first six months of 1997 earnings and related information.

                 2. Report  dated  September  16, 1997 and filed  September  17,
                    1997, for the purpose of reporting, under Item 5, certain hydrocarbon discoveries offshore Indonesia.

                 During the fourth quarter of 1997 to the date hereof:

                 1. Report dated and filed October 14, 1997,  for the purpose of reporting, under Item 5, Unocal's intent to consider the restructuring of certain Canadian oil and gas assets held by its Unocal Canada Limited, subsidiary.

                 2. Report dated and filed October 14, 1997,  for the purpose of reporting, under Item 5, the resignation of Neal E. Schmale as Unocal's Chief Financial Officer and the appointment of Timothy H. Ling as Chief Financial Officer, effective October 15, 1997.

                 3. Report  dated  October 14, 1997 and filed  October 15, 1997, for the purpose of reporting, under Item 5, a jury's verdict validating Unocal's reformulated gasoline patent.

                 4. Report dated and filed October 27, 1997,  for the purpose of reporting, under Item 5, Unocal's third quarter and first nine months of 1997 earnings and related information.

                 5. Report  dated  November 3, 1997 and filed  November 4, 1997, for the purpose of reporting, under Item 5, damages awarded to Unocal in the reformulated gasoline patent infringement lawsuit.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNOCAL CORPORATION
                                        (Registrant)


Dated:   November  14, 1997          By:   /s/  JOSEPH A. HOUSEHOLDER
                                           --------------------------
                                            Joseph A. Householder
                                            Vice President, Tax and Comptroller
                                            (Duly Authorized Officer and
                                            Principal Accounting Officer)

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

               10   Termination and Employment  Agreement and Release among Neal
                    E. Schmale, Union Oil Company of California and Unocal Corporation.

               11.1 Statement regarding computation of earnings per common share assuming no dilution for the three months and nine months ended September 30, 1997 and 1996.

               11.2 Statement regarding computation of earnings per common share assuming full dilution for the three months and nine months ended September 30, 1997 and 1996.

               12.1 Statement  regarding  computation  of ratio of  earnings  to fixed charges of Unocal for the nine months ended September 30, 1997 and 1996.

               12.2 Statement  regarding  computation  of ratio of  earnings  to combined fixed charges and preferred stock dividends of Unocal for the nine months ended September 30, 1997 and 1996.

               12.3 Statement  regarding  computation  of ratio of  earnings  to fixed charges of Union Oil Company of California for the nine months ended September 30, 1997 and 1996.

               27 Financial data schedule for the period ended September 30, 1997 (included only in the copy of this report filed electronically with the Commission).