Form 10-K405
period 1997-12-31
UNOCAL CORP
filed 1998-03-31
CIK 716039

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-K

             X    Annual Report Pursuant to Section 13 or 15(d) of the
           -----         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997 or
                                            -----------------

          ____  Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           For the transition period from            to
                                          ----------    -----------

                         Commission file number 1-8483

                               UNOCAL CORPORATION
             (Exact name of registrant as specified in its charter)
            DELAWARE                                    95-3825062
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                    Identification No.)

 2141 ROSECRANS AVENUE, SUITE 4000, EL SEGUNDO, CALIFORNIA  90245
         (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:  (310) 726-7600

          Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------                -----------------------------------------
Common Stock, par value                       New York Stock Exchange
$1.00 per share                               Pacific Exchange
                                              Chicago Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange
                                              Pacific Exchange
                                              Chicago Stock Exchange


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 1998 (based upon the average of the high and low prices of these shares reported in the New York Stock Exchange Composite Transactions listing for that date) was $9,220 million.

  Shares of Common Stock outstanding as of March 16, 1998:  241,185,875

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or about April 20, 1998) are incorporated by reference into Part III.

                               TABLE OF CONTENTS


 ITEM (S)                                                    PART I                                                         PAGE

 1. and 2.    Business and Properties..............................................................................           1
    3.        Legal Proceedings....................................................................................          11
    4.        Submission of Matters to a Vote of Security Holders..................................................          18
              Executive Officers of the Registrant.................................................................          18

                                                             PART II
    5.        Market for Registrant's Common Equity and Related Stockholder Matters................................          19
    6.        Selected Financial Data..............................................................................          19
    7.        Management's Discussion and Analysis of Financial Condition and Results of Operations................          20
    7A.       Quantitative and Qualitative Disclosures about Market Risk...........................................          41
    8.        Financial Statements and Supplementary Data..........................................................          42
    9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................          85


                                                            PART III
    10.       Directors and Executive Officers of the Registrant...................................................          85
    11.       Executive Compensation...............................................................................          85
    12.       Security Ownership of Certain Beneficial Owners and Management.......................................          85
    13.       Certain Relationships and Related Transactions.......................................................          85


                                                             PART IV
    14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................          85

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

Unocal Corporation was incorporated in Delaware on March 18, 1983, to operate as the parent of Union Oil Company of California (Union Oil), which was incorporated in California on October 17, 1890. Virtually all operations are conducted by Union Oil and its subsidiaries. The terms "Unocal" and "the company" as used in this report mean Unocal Corporation and its subsidiaries, except where the text indicates otherwise.

Unocal is a leading global resource and project development company, with major oil and gas exploration and production activities in Asia, Latin America and the United States Gulf of Mexico. Unocal is also the world's leading producer of geothermal energy; a provider of electrical power; and a manufacturer and marketer of nitrogen-based fertilizers, petroleum coke, graphites and specialty minerals.

STRATEGIC FOCUS

In 1997, Unocal further transitioned itself from a fully integrated oil company by completing the sale of its West Coast refining, marketing and transportation assets. The company continued to shift its focus toward growth through higher-return resource drilling and market-to-resource project development.

To help accomplish this growth strategy, the company acquired a number of new exploration blocks in prospective areas in Argentina and in deepwater areas in the Gulf of Mexico and offshore Indonesia. Advanced technology provides deepwater exploration and production opportunities to the company that were previously uneconomic. In 1997, the company participated in its first deepwater discovery in the Gulf of Mexico and made several discoveries confirming significant resources in the East Kalimantan area, offshore Indonesia.

The company plans to grow through greater exploration success, increased international production, effective cost controls and active portfolio management. To help achieve these goals, the company is focusing its 1998 capital spending on the Lower 48 United States, international operations and new ventures activities.

ASIAN ECONOMIC CRISIS

Unocal has major operations in Thailand and Indonesia, two of the countries most impacted by the current economic crisis. While the current problems are significant, the company remains optimistic about Asia's long-term economic growth. To date, there has been little impact on the company's operations.
Most of the company's operating revenues are protected from foreign currency fluctuations through existing contracts. In Indonesia, oil and liquefied natural gas exports are sold in dollar-based world markets. In Thailand, the company's contracts are indexed to the dollar. To date, the company's production has not been affected. However, if growth in energy demand slows in the region, the company could see delays in the implementation of future projects.

For more than 30 years, the company has operated in Southeast Asia, building strong relationships based on trust and mutual interest. The company intends to continue to work closely with host governments and business associates through this difficult period. For further information on the Asian economic crisis, see the Outlook section of the Management's Discussion and Analysis under Item 7.

DISPOSITION AND RESTRUCTURINGS OF COMPANY ASSETS

In March 1997, the company completed the sale of substantially all of its West Coast petroleum refining, marketing and transportation assets to Tosco Corporation (Tosco). The company received cash proceeds of $1.4 billion and 14,092,482 shares of Tosco common stock valued at $397 million. In May 1997, the company sold the stock back to Tosco for $394 million (net of expenses). A participation agreement also provides for up to $250 million in possible payments, which are contingent upon increased refining premiums and gasoline marketing margins in the years through 2003. For further information, see note 8 to the consolidated financial statements under Item 8.

During 1997, the company and PDV America Inc., a unit of Petroleos de Venezuela,
S. A. completed the restructuring of The UNO-VEN Company (UNO-VEN), a refining and marketing partnership in the midwestern United States, whereby substantially all of the assets and liabilities of UNO-VEN were conveyed to PDV Midwest

Refining, L.L.C. (PDV Midwest), an affiliate of PDV America, in exchange for PDV America's partnership interest. This restructuring also resulted in PDV Midwest securing a 25 percent interest in the Needle Coker Company. In addition, as a separate transaction, the company sold its petrochemical marketing business previously conducted by Unocal Hydrocarbon Sales to PDV Midwest.

In September 1997, the company formed the Unocal Global Trade group to consolidate its worldwide crude oil and natural gas marketing and trading activities. Unocal Global Trade is also responsible for capturing new commercial asset opportunities in the gas and power marketplace.

In February 1998, the company's Unocal Canada Limited subsidiary reached an agreement with Tarragon Oil and Gas Limited (Tarragon) to exchange certain of its Canadian oil and gas assets for approximately $215 million in Tarragon common stock and debentures. This transaction is subject to customary Canadian regulatory approvals as well as approval of the Tarragon stockholders. For further information, see the Outlook section of the Management's Discussion and Analysis under Item 7.

Unocal's anticipated reporting segments for 1998 are as follows:

EXPLORATION AND PRODUCTION
  UNITED STATES
  . Spirit Energy 76 (Spirit Energy) - The company's United States Lower 48 business conducts production, development and exploration operations, with emphasis on the Gulf Coast region. This encompasses deepwater, continental shelf, and onshore areas, including the Permian Basin in West Texas.
  . Other Oil and Gas Operations - Primarily consist of the company's Alaska oil and gas operations. This business unit includes the Cook Inlet operations and North Slope interests.
  INTERNATIONAL
  . The company has oil and gas exploration and production operations in several foreign countries. Indonesia and Thailand make up a significant portion of these overseas operations. International also includes the exploration activities of the company's New Ventures group. International operations focuses on low-cost operations, on growth in core areas and the transfer of New Ventures projects into operations.
  UNOCAL GLOBAL TRADE
  . This group consolidates worldwide crude oil and natural gas marketing and trading activities and captures new asset opportunities in the gas and power marketplace.
  GEOTHERMAL AND POWER OPERATIONS
  . The company has major geothermal operations in California, the Philippines and Indonesia. This segment also operates power plants in Indonesia and is participating in the development of Thailand's first independent gas-fired power project.
  DIVERSIFIED BUSINESS GROUP
  . Agricultural Products - The company's manufacturing complex in Alaska manufactures fertilizers for export to the Asian Pacific Rim and the United States West Coast. Additional facilities operate in California, Oregon and Washington.
  . Carbon and Minerals - The company operates petroleum coke and specialty graphite businesses; mines and markets lanthanides and molybdenum through its wholly owned Molycorp subsidiary; and has an equity interest in a Brazilian niobium producer.
  . Pipelines - The company has ownership in more than 14,000 miles of oil, gas and product pipelines worldwide and serves as operator for four joint-venture pipelines.

For detailed analysis of the company's results of operations and financial condition, see Management's Discussion and Analysis under Item 7 beginning on 20 of this report.

SEGMENT AND GEOGRAPHIC INFORMATION

Information regarding oil and gas financial data, oil and gas reserve data and the related present value of future net cash flows from oil and gas operations is presented on pages 76 through 82 of this report. During 1997, certain estimates of underground oil and gas reserves were filed with the Department of Energy under the name of Union Oil. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission.

WORLDWIDE OIL AND GAS ACTIVITIES

Unocal is a leading global energy resource and project development company with oil and gas exploration and production activities primarily in Asia, the United States Gulf of Mexico, Latin America and Canada. Exploration and production operations accounted for approximately 59 percent of Unocal's total assets at December 31, 1997. Approximately 51 percent of the company's exploration and production assets are located in the United States. With the sale of the company's West Coast refining, marketing and transportation assets, Unocal has re-positioned itself for growth by focusing its exploration activities principally in the Far East, Central Asia and Gulf of Mexico areas. The company continues to direct its worldwide oil and gas exploration efforts towards areas with high resource potential and low-risk market-to-resource potential.


WORLDWIDE                                                                   1997                  1996                 1995
----------------------------------------------------------------------------------------------------------------------------
Net proved reserves at year end: (a)
              Crude oil and condensate - million barrels                      533                   513                  667
              Natural gas - billion cubic feet                              6,550                 6,795                6,765
Net daily production: (a)
              Crude oil and condensate - thousand barrels                     197                   207                  240
              Natural gas - million cubic feet                              1,848                 1,812                1,765
              Natural gas liquids - thousand barrels                           18                    20                   21
Natural gas production available for sale - million cubic feet daily        1,633                 1,596                1,513
----------------------------------------------------------------------------------------------------------------------------

(a) Includes foreign production sharing agreements on a gross basis (see Foreign Reserve/Production table on page 6 for host country share information). Natural gas is reported on a wet-gas basis; production excludes gas consumed on lease.

Worldwide average daily production of crude oil and condensate in 1997 decreased due to reduced output in the United States. Natural production declines, weather related shut-ins and temporary mechanical problems in some high output wells were the principal factors. Higher international crude oil and condensate production, predominantly in the Far East, partially offset the domestic decline. Worldwide natural gas production increased in 1997, as natural declines in domestic production were more than offset by international production gains.

Worldwide average crude oil and condensate prices fell in 1997 to $17.71 per barrel from $18.82 per barrel in 1996. The 1997 average natural gas sales prices rose to $2.33 per thousand cubic feet (mcf) per day from the 1996 level of $2.26 per mcf. Higher worldwide revenues in 1997 were attributable to increased average natural gas sales prices, increased natural gas production, higher affiliate earnings and increased crude oil marketing and trading activities. Increases in crude oil and product purchase expense in 1997 were attributable to increased commodity purchases and trading activities related to the Global Trade group and to transactions involving the restructuring of the UNO-VEN midwest refining and marketing partnership. The company continued to decrease its operating costs per barrel in 1997 as lifting costs fell to $2.66 per barrel of oil equivalent from $2.73 in 1996 and $2.94 in 1995.

UNITED STATES

EXPLORATION

The Spirit Energy group is responsible for conducting the company's oil and gas exploration activities onshore in the contiguous United States and offshore in the Gulf of Mexico. The company expects to increase its domestic production in the coming years, primarily through new discoveries, further development of existing reserves and selective acquisition and alliances. In 1998, Spirit Energy plans to participate in approximately 90 exploration wells, nearly three times the amount of its 1997 exploration well participation. During 1997, Spirit Energy participated in its first commercial deepwater oil discovery in the Gulf of Mexico at its partner-operated Garden Banks 409. The project lies approximately 150 miles off the southwest Louisiana coast and is located in 1,355 feet of water. Current plans call for the project's wells to be developed as sub-sea completions and tied in to a host facility on an existing platform located 18 miles to the north. The company has a 50 percent working interest in the prospect. Spirit Energy also entered into an agreement in 1997 to participate in a deepwater prospect in Mississippi Canyon block 941. The block is located in 4,000 feet of water. Drilling is scheduled to begin in mid-1998 at the partner-operated site. Spirit Energy has a 25 percent working interest in the prospect.

During 1997, Spirit Energy added 115 offshore lease blocks to its exploratory acreage including 89 deepwater blocks. In 1998, the company signed a letter of commitment to secure a deepwater drilling rig. The drill ship will be capable of drilling in water depths of up to 10,000 feet and is designed with dual drilling capabilities. The contract has a five-year term with an option to extend on a yearly basis for the following five years. Delivery is scheduled for the first quarter 2000. Drilling alliances brokered in 1997 for acreage in the continental shelf area of the Gulf of Mexico off the Southeast coast of Louisiana and for acreage onshore in the Cotton Valley area of East Texas provides Spirit Energy with a ready inventory of drilling prospects available in the interim. The company also plans to continue its efforts to accelerate partner-operated drilling, utilize spot rig slots and participate in joint ventures. In addition, Spirit Energy expects to drill or participate in four to six exploratory wells on its deepwater prospects during 1998.

The company holds approximately 1,431,000 net acres of unproved lands in the United States. Nearly 60 percent of the prospective acreage is located offshore in the Gulf of Mexico. Onshore prospective lands are primarily located in Alaska, Texas, Colorado, Oklahoma, New Mexico, Louisiana and Florida.

PRODUCTION

In the lower 48 states, Spirit Energy continues to expand its efforts to increase production through the development of new and existing fields. During 1997, the business unit employed horizontal drilling to boost production from its Ship Shoal block 266 field offshore Louisiana. The company acquired the property in 1993 from another operator and has since drilled eight additional wells and quadrupled field production. Due to advances in drilling technology, the company also boosted natural gas production by more than 15 percent and doubled the liquids recovery rate at its North Fresh Water Bayou field, onshore Louisiana. Additional onshore oil and gas discoveries in 1997 and early 1998 in the Texas counties of Orange and Van Zandt and in Terrebone Parish, Louisiana will contribute to Spirit Energy's production.

The company's Alaska upstream oil and gas operations are managed by the Agricultural Products business unit. With the exclusion of its North Slope interests, substantially all of the natural gas produced by the company's Alaska natural gas fields is used for feedstock at the company's fertilizer manufacturing facility in Kenai. The company consolidated the Alaska oil and gas and agricultural products operations during 1996 to reduce costs and take advantage of existing synergies.

The company holds approximately 641,000 net acres of proved lands in 19 states. Approximately 32 percent of these lands are located offshore in the Gulf of Mexico. Onshore proven acreage is primarily located in Texas, Louisiana, Alaska, Oklahoma, New Mexico and Alabama.

Unocal's 1997 domestic crude oil was produced from fields in the offshore Gulf of Mexico (44 percent), Alaska (22 percent), Texas (12 percent), Louisiana (12 percent), New Mexico (3 percent) and Oklahoma (3 percent). Various other states contributed the remaining amount (4 percent). The company's domestic natural gas production in 1997 came principally from fields in the offshore Gulf of Mexico (53 percent), Louisiana (14 percent), Alaska (13 percent), Texas (8 percent), New Mexico (4 percent) and Oklahoma (4 percent). Various other states contributed the remainder (4 percent).

Unocal has various ownership interests in 18 natural gas processing plants located near major gas fields in the United States. The company operates nine of these plants and has full ownership in two. Seventeen of the 18 plants were active in 1997.

UNITED STATES                                                                1997              1996             1995
----------------------------------------------------------------------------------------------------------------------
Net proved reserves at year end:
         Crude oil and condensate - million barrels                           209               236              387
         Natural gas - billion cubic feet (a)                               2,120             2,575            3,261
Net daily production:
         Crude oil and condensate - thousand barrels                           76                96              125
         Natural gas - million cubic feet (a)                                 993             1,075            1,103
         Natural gas liquids - thousand barrels                                12                14               16
Natural gas available for sale -
 million cubic feet daily                                                     813               891              882

----------------------------------------------------------------------------------------------------------------------

(a) Natural gas is reported on a wet-gas basis; production excludes gas consumed on lease.

Most of the company's domestic crude oil and natural gas production is sold to the Global Trade group. A small portion is sold to third parties under long-term contracts and at spot market prices.

FOREIGN

EXPLORATION

Unocal is involved in oil and gas exploration projects around the world. Unocal is also pursuing oil and gas exploration opportunities in Thailand, Indonesia, Myanmar, Azerbaijan, Bangladesh, China, Pakistan, Vietnam, the Democratic Republic of Congo, Brunei, Yemen and Argentina.

THAILAND. During 1997, the company discovered commercial quantities of natural gas at the Moragot field, which is adjacent to the Pailin natural gas field, currently under development in the Gulf of Thailand. The company is the operator and has a 35 percent working interest in the fields. The company is evaluating development options for the Moragot field.

In December 1997, the company signed an agreement with the Thai Ministry of Industry for the exploration of blocks 10A and 11A in the Gulf of Thailand. Unocal has a 60 percent interest in the blocks and is the operator. The company also extended its exploration agreement for block B10/32. This block is located to the west of Unocal's prolific Erawan gas field in the Gulf of Thailand. The company is the operator and has a 45 percent working interest.

INDONESIA. Unocal has extended its exploration program offshore East Kalimantan with the addition of four new Production Sharing Contract (PSC) areas. In September, the company earned a 50 percent working interest in the Makassar Strait PSC area by successfully drilling and testing the Merah Besar No. 6 well. The Merah Besar No. 6 well followed the drilling of six other successful deepwater exploration wells drilled in Unocal's existing East Kalimantan PSC area. Unocal is the operator of the East Kalimantan PSC and has a 100 percent working interest in the contract area. During the first two months of 1998, two wells, the Merah Besar No. 5 and the Hitam Besar No. 1 have confirmed significant hydrocarbon potential on a previously untested section of the East Kalimantan PSC area.

Other recently awarded PSC areas acquired offshore Indonesia include:

  . Sesulu - 690,000 acres - Unocal is the operator and has a 90 percent working interest.
  . Rapak - 734,000 acres - The company is the operator and has a 90 percent working interest (30 percent of the company's working interest in the Rapak PSC has been offered to another multi-national oil company subject to Indonesian government approval).
  . Ganal - 1,200,000 acres - Unocal is the operator and has a 90 percent working interest.

MYANMAR. The company is currently reviewing its exploration options on blocks M5, M6 and M8 in the Andaman Sea. Production from the Yadana natural gas field in blocks M5 and M6 should begin in the summer of 1998. Construction of the offshore section of the pipeline is complete and the onshore section is expected to be completed by June 1998.

AZERBAIJAN. Unocal is a member of the North Absheron Operating Company Limited which is currently conducting exploration operations in the Caspian Sea. In January 1998, the consortium drilled its first well, which tested oil and gas flow equivalent to approximately 3,500 barrels of oil per day.

BANGLADESH. The company has a 50 percent working interest in a PSC covering three blocks in the northeast part of the country. The blocks include several prospects as well as the proven Jalalabad natural gas field. Additional wells are planned in the area over the next two years.

PRODUCTION

Unocal currently operates or participates in oil and gas production operations in seven foreign countries: Thailand, Indonesia, Canada, the Netherlands, Azerbaijan, Yemen and the Democratic Republic of Congo. The company sells most of its foreign natural gas production to third parties under long-term contracts. The crude oil and condensate produced overseas are primarily sold at spot market prices to third parties.


FOREIGN                                                           1997               1996               1995
-------------------------------------------------------------------------------------------------------------
Net proved reserves at year end: (a)
            Crude oil and condensate - million barrels              324                277                280
            Natural gas - billion cubic feet                      4,430              4,220              3,504
Net daily production: (b)
            Crude oil and condensate - thousand barrels             121                111                115
            Natural gas - million cubic feet                        855                737                662
            Natural gas liquids - thousand barrels                    6                  6                  5
Natural gas available for sale - million cubic feet daily           820                705                631
-------------------------------------------------------------------------------------------------------------

(a)  Includes host countries' shares under certain production sharing contracts of:
            Crude oil and condensate - million barrels               58                 70                 71
            Natural gas - billion cubic feet                        444                530                457

     Natural gas is reported on a wet basis.

(b)  Includes host country share in Indonesia of:
            Crude oil and condensate - thousand barrels              28                 28                 30
            Natural gas - million cubic feet                         28                 27                 22

     Natural gas is reported on a wet basis; production excludes gas consumed on lease.  Host country share of natural gas liquids production is insignificant.

THAILAND. During 1997, the company reached 3 billion cubic feet of cumulative natural gas production from its three contract areas offshore in the Gulf of Thailand. The company currently operates 10 producing natural gas fields in these contract areas. Additional pipeline facilities brought on line by Petroleum Authority of Thailand (PTT) in 1997, allowed the company to boost its gross average daily natural gas production from 789 million cubic feet (mmcf) (509 mmcf net) in 1996 to 972 mmcf (623 mmcf net). The company expects further increases in 1998 as the Pailin field is brought on-line. Additional natural gas resources have also been discovered in the Pakarang, Trat, Pladang and Moragot fields.

The company has drilled nearly 1,100 wells in Thailand since 1973. There are currently 78 platforms and over 625 kilometers of company owned pipelines in the company's producing areas in the Gulf of Thailand. The company employs over 1,100 workers (excluding contractors) in its Thailand oil and gas operations. Approximately 91 percent of these employees are Thai nationals.

Unocal's natural gas production in Thailand is sold domestically under long-term contracts. The contract prices are based on formulas that allow prices to fluctuate with market prices and are indexed to the U.S. dollar. The company has typically supplied more natural gas to PTT than is called for in the daily contract quantity provisions of its sales contracts. In the summer of 1998, the company will begin delivering gas to Thailand from the Yadana field, offshore Myanmar. The company's obligation to deliver gas to PTT is limited to the available economic production from its properties in Thailand and Myanmar.

INDONESIA. Unocal currently operates nine producing oil and gas fields offshore East Kalimantan, Indonesia. These fields include Indonesia's largest offshore oil and gas field, Attaka, which the company discovered in 1970. In 1997, Unocal operated fields averaged gross production of approximately 96,000 barrels of crude oil and condensate per day (bopd) (73,000 net bopd) and 282 mmcf of natural gas per day (172 net mmcf). This compares to 1996 gross production of 90,000 bopd (66,000 net bopd) and 255 mmcf of natural gas per day (160 net mmcf) in 1996. Production increases were primarily due to the company's successful horizontal drilling program at the Attaka and Yakin fields and the start-up of production at the Santan field.

The company has approximately 1,400 employees in its Indonesian oil and gas operations and has interests in 53 offshore platforms. Approximately 97 percent of the company's 1,400 employees are Indonesian nationals. The company works closely with the government of Indonesia to create jobs, provide technical training and foster advancement opportunities for citizens.

CANADA. Crude oil production averaged 13,800 barrels per day (net) in 1997, up from 13,400 barrels per day in 1996. The increase was primarily due to a horizontal drilling program initiated at the Southwest Saskatchewan field in late 1996.

In February 1998, the company's Unocal Canada Limited subsidiary reached agreement to exchange certain of its Canadian oil and gas assets with Tarragon Oil and Gas Limited for approximately $215 million in Tarragon common stock and debentures. For further information, see the Outlook section of Management's Discussion and Analysis under Item 7.

NETHERLANDS. Gross daily production from the company's five offshore fields averaged nearly 9,400 bopd down from 11,000 bopd in 1996. Unocal holds an 80 percent working interest in all five fields. Gross natural gas production from the L-11 and Halfweg offshore gas fields averaged 54 mmcf per day in 1997, down from 58 mmcf per day in 1996. Unocal holds a 48 percent working interest in the L-11 gas field and a 46 percent working interest in the Halfweg gas field.

AZERBAIJAN. Unocal is a member of the Azerbaijan International Operating Company (AIOC), which is currently developing the Azeri, Chirang and Gunashli oil fields in the Caspian Sea. The consortium expects to export more than 200,000 bopd through two pipeline routes. The northern pipeline route connects to an existing system in Russia and began operation in late 1997. The western route is planned to go from Baku through Georgia to the Black Sea. The western pipeline is expected to begin operations in 1999.

UNITED KINGDOM. In 1997, the company sold its interests in the oil and gas properties in the United Kingdom.

YEMEN. Production began in December 1997 from the Kharir field in Yemen. Gross production averaged 17,000 bopd (4,900 net bopd) at start up and is expected to increase to 20,000 bopd (5,700 net bopd) in 1998 as additional wells come on-line. The company's working interest in the field is 28.57 percent.

DEMOCRATIC REPUBLIC OF CONGO. Gross production decreased nearly 300 barrels of oil per day in 1997, to 21,500 bopd. The company's net production averaged 3,800 bopd during 1997. Additional wells are planned in 1998.

OTHER. The company expects to begin production from the Yadana natural gas field, offshore Myanmar and the Jalalabad natural gas field in Bangladesh in the summer of 1998.

Changing political climates and relationships between international oil companies and host governments in the foregoing countries and other parts of the world, including changes in posted or tax-reference prices for crude oil, increases in tax rates (sometimes retroactive) and demands for increased participation in the ownership of operations, could lead to changes in the status of Unocal's exploration and production activities in these and other foreign countries during the coming years. In addition, circumstances could arise that may have a material adverse impact on the company's future operations. These circumstances may include, but not be limited to, further devaluation of Asian currencies, decreased demand for energy products in areas where the company has operations, civil unrest, increased inflation and any prolonged international economic slowdowns.

OIL AND GAS ACREAGE

                                                                          As of December 31, 1997
                                                                            (thousands of acres)
                                            ------------------------------------------------------------------------------------
                                                          Proved Acreage                             Prospective Acreage
                                            -----------------------------------------       ------------------------------------
                                                     Gross                   Net                  Gross                 Net
                                            -------------------       ---------------       ---------------      ---------------
United States                                               950                   641                 1,960                1,431
Far East                                                    330                   239                31,401               14,688
Other Foreign                                               251                   146                 9,061                4,320
                                            ===================       ===============       ===============      ===============
   Total                                                  1,531                 1,026                42,422               20,439
                                            -------------------       ---------------       ---------------      ---------------

PRODUCIBLE OIL AND GAS WELLS

                                                                       As of December 31, 1997
                                                              Oil                                        Gas
                                            -------------------------------------       ----------------------------------
                                                   Gross                 Net                  Gross                Net
                                            ----------------      ---------------       ---------------      -------------
United States                                          3,155                1,755                 1,544                762
Far East                                                 263                  198                   438                318
Other Foreign                                          1,916                  754                   158                 97
                                            ================      ===============       ===============      =============
   Total                                               5,334                2,707                 2,140              1,177
                                            ================      ===============       ===============      =============

The company had 287 gross and 200 net producible wells with multiple completions.

DRILLING IN PROGRESS *

                                                                                             As of December 31, 1997
                                                                                               Oil and Gas Wells
                                                                                     -------------------------------------
                                                                                            Gross                 Net
                                                                                     ----------------      ---------------
United States                                                                                      20                   15
Far East                                                                                           43                   24
Other Foreign                                                                                       9                    4
                                                                                     ================      ===============
   Total                                                                                           72                   43
                                                                                     ================      ===============

* Excludes service wells in progress (27 Gross, 10 Net).

The company had two waterflood projects in progress at December 31, 1997.

NET OIL AND GAS WELLS COMPLETED AND DRY HOLES

                                           Productive                                             Dry
                        ------------------------------------------       ---------------------------------------------------
                           1997            1996            1995                1997               1996               1995
                        ----------      ----------      ----------       -------------      -------------      -------------
Exploratory
   United States                14              13              15                   7                 11                 11
   Far East                      7               2               7                  17                 14                  7
   Other Foreign                 1               2               3                   1                  5                  5
                        ==========      ==========      ==========       =============      =============      =============
         Total                  22              17              25                  25                 30                 23
                        ==========      ==========      ==========       =============      =============      =============

Development
   United States                48              76             113                   -                  4                  5
   Far East                    124              90              38                   1                  -                  -
   Other Foreign                64              26              32                   6                  2                  1
                        ----------      ==========      ----------       -------------      -------------      -------------
         Total                 236             192             183                   7                  6                  6
                        ----------      ----------      ----------       -------------      -------------      -------------


CRUDE OIL AND NATURAL GAS MARKETING AND TRADING

GLOBAL TRADE - In 1997, the company formed the Global Trade group to consolidate its worldwide crude oil, condensate and natural gas marketing and trading activities. Most of the company's domestic crude oil and natural gas production is sold to the Global Trade group. Global Trade also purchases crude oil, condensate and natural gas from the company's joint venture partners, royalty owners and other unaffiliated oil and gas producers for resale.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations business segment explores for, produces and sells geothermal steam and constructs and operates electrical power generating plants. Unocal is the world's largest supplier of geothermal energy for power generation, with major operations in California, the Philippines and Indonesia. The production of geothermal resources for power generation has been a core business for Unocal for a quarter of a century. Unocal holds over 100 geothermal patents primarily in the United States and the Philippines. The company currently supplies geothermal energy for 2,123 megawatts of installed generating capacity worldwide.

In Indonesia, at the Salak field on the island of Java, the company supplies steam to six 55-megawatt power plants. PLN, Indonesia's state-owned electricity corporation, built and operates three of the 55-megawatt power units, and a 50 percent owned affiliate of UNOCAL built and operates the three remaining power plants.

In early 1998, the Indonesian Government postponed an 80-megawatt power project in the Sarulla contract area on the island of Sumatra. The company believes that the project may be allowed to go forward as it would help fill a current need for power in the area.

Negotiations are in progress to replace the existing service contract between Philippine Geothermal, Inc. (PGI) and National Power Corporation of the Philippines (NPC) with a new arrangement that would combine both the steam field operations of PGI and the electricity generation facilities of NPC. PGI has also brought the issue of a service contract renewal to arbitration by the International Chamber of Commerce. A provisional agreement was in effect until December 31, 1997 providing for PGI to receive 40 percent of its original service fee, and the for the remaining 60 percent of the service fee to be distributed according to the negotiated arrangement or to be given to the prevailing party in the legal proceedings. An interlocutory order issued by the arbitration court requires both parties to maintain the status quo beyond December 31, 1997. The provisional agreement is expected to be extended, together with a suspension of the arbitration proceedings. The current economic crisis in the region is not expected to significantly impair the Philippine proceedings.

The company's geothermal reserves and operating data are summarized below:

                                                      1997       1996       1995
--------------------------------------------------------------------------------
Net proved geothermal reserves at year end: (a)
 billion kilowatt-hours                                149        155        144
 million equivalent oil barrels                        223        232        216
Net daily production
 million kilowatt-hours                                 18         18         16
 thousand equivalent oil barrels                        27         26         24
Net geothermal lands in acres
 proved                                             16,450     16,450     20,240
 prospective                                       383,563    383,563    457,380
Net producible geothermal wells                        241        208        260
--------------------------------------------------------------------------------

(a) Includes reserves underlying a service fee arrangement in the Philippines.

DIVERSIFIED BUSINESS GROUP

AGRICULTURAL PRODUCTS - The Agricultural Products business unit manufactures and markets nitrogen-based products for wholesale agricultural and industrial markets supplying the western United States and the Pacific Rim.

Agricultural Products' largest fertilizer manufacturing facility, located in Kenai, Alaska, produces ammonia and urea for agricultural applications using natural gas as feedstock and sells a portion of this production abroad for industrial uses. Natural gas from the company's Southern Alaska operations is the feedstock for the Kenai facilities. Agricultural Products also produces ammonia at its Finley, Washington facility and manufactures upgraded nitrogen-based fertilizer products at its Kennewick, Washington and Sacramento, California facilities. The company distributes its nitrogen-based products primarily in California, Washington, Oregon and Idaho through its terminal and distribution network.

CARBON AND MINERALS - The Carbon and Minerals business unit produces and markets petroleum coke, graphites and specialty minerals.

Green petroleum coke, a by-product of refining operations, is calcined for use in aluminum production and other industrial applications. Green coke is also sold in the United States and overseas as fuel.

The Needle Coker Company, a joint venture owned by the company (75 percent) and PDV Midwest (25 percent), produces calcined needle coke at facilities located in Chicago, Illinois. Needle coke is a high quality petroleum coke used to make graphite electrodes for the production of steel in electric arc furnaces.

Through its wholly owned subsidiary, Poco Graphite, Inc., the company manufactures premium graphite materials for use in electrodes, semiconductors, biomedical products and other advanced technologies.

Unocal's mineral operations are carried out by Molycorp, Inc. (Molycorp), a wholly owned subsidiary, which mines, processes and markets lanthanides and molybdenum products. It operates a lanthanide mine at Mountain Pass, California. Lanthanides have a variety of applications in industrial and electronic products, including high-strength magnets, television phosphors, and automobile and refining catalysts. Lanthanide markets have become highly competitive over the past 10 years with the entry of suppliers from China, Japan and Eastern Europe. In March 1998, Molycorp temporarily suspended operations at the separations plant at the Mountain Pass facility.

Molycorp also operates a molybdenum mine and mill in Questa, New Mexico. Molybdenum is used in the production of stainless and alloy steels, nonferrous alloys, pigments, lubricants and catalysts.

Molycorp also owns approximately 45 percent equity interest in Companhia Brasileira de Metalurgia e Mineracao, the world's largest niobium producer. Niobium is used as a hardening agent in steel.

PIPELINES - The Pipelines business unit principally includes the company's equity interests in petroleum pipeline companies and wholly owned pipeline systems throughout the United States.

Included in Unocal's pipeline investments is the Colonial Pipeline Company, in which the company holds a 20.75 percent equity interest. The Colonial Pipeline system runs from Texas to New Jersey and transports a significant portion of all petroleum products consumed in its 13-state market area. Also included is the Unocal Pipeline Company, a wholly owned subsidiary of Unocal, which holds a 1.36 percent participation interest in the TransAlaska Pipeline System (TAPS). TAPS transports crude oil from the North Slope of Alaska to the port of Valdez in Alaska. In addition, the company holds a 27.75 percent interest in the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile.

In 1997, the company increased its equity interest in the Alliance Pipeline project from five percent to over nine percent. The Alliance Pipeline system is designed to carry natural gas from western Canada to the Chicago area for distribution throughout the northeastern United States. The proposed 1,900-mile pipeline and natural gas liquids (NGL) extraction plant is expected to cost nearly $3 billion, of which 70 percent is expected to be financed. The pipeline and NGL plant to be built near chicago are scheduled to start up in mid-2000, subject to necessary Canadian and U.S. approvals.

OTHER OPERATIONS - In 1997, the company completed the UNO-VEN partnership restructuring. Under the terms of the agreement, the refining and marketing assets of UNO-VEN, together with substantially all of its liabilities, were distributed to an affiliate of the partner.

COMPETITION - The energy resource industry is highly competitive. As an independent oil and gas company, Unocal competes against integrated companies, independent companies and individual producers and operators for finding, developing and producing oil and gas resources. The company believes that it is in a position to compete effectively. Competition occurs in bidding for domestic prospective leases or foreign exploration rights, acquisition of geological, geophysical and engineering knowledge, and the cost-efficient development and production of proved oil and gas reserves. The future availability of prospective domestic leases is subject to competing land uses and federal, state and local statutes and policies. The principal factors affecting competition for oil and gas are product sales prices, consumer demand, worldwide production levels, alternative fuels and government and environmental regulations. The company's geothermal and power operations are in competition with producers of other energy resources. In the Agricultural Products business, the key competitive factors for the company's ammonia, urea and fertilizer products are prices, cost, availability of natural gas and other raw materials and foreign manufacturers.

EMPLOYEES - As of December 31, 1997, Unocal had 8,394 employees compared to 11,568 in 1996. The decrease principally reflects the impact of the sale of the company's West Coast refining, marketing and transportation assets, which had approximately 3,100 employees. Of the total Unocal employees at year-end 1997, 658 were represented by various labor unions.

Collective bargaining agreements covering represented employees at Unocal's various facilities were entered into during 1997. Most of these new labor agreements are for three-year terms. See page 84 of this report for information on total payroll and employee benefits costs.

GOVERNMENT REGULATION - Certain interstate crude oil pipeline subsidiaries of Unocal are regulated (as common carriers) by the Federal Energy Regulatory Commission. As a lessee from the United States government, Unocal is subject to Department of the Interior regulations covering activities onshore and on the Outer Continental Shelf (OCS). In addition, state regulations impose strict controls on both state-owned and privately-owned lands.

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

ENVIRONMENTAL REGULATION - Federal, state and local laws and provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection have continued to impact the company's operations. Significant federal legislation applicable to the company's operations includes the following: the Clean Water Act, as amended in 1977; the Clean Air Act, as amended in 1977 and 1990; the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended in 1984; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended in 1986; the Toxic Substances Control Act of 1976, as amended in 1986; and the Oil Pollution Act of 1990. Various state and local governments have adopted or are considering the adoption of similar laws and regulations. The company believes that it can continue to meet the requirements of existing environmental laws and regulations.

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

ITEM 3 - LEGAL PROCEEDINGS

There is incorporated by reference the information regarding environmental remediation reserves in note 18 to the consolidated financial statements on page 63, the discussion thereof in the Environmental Matters section of Management's Discussion and Analysis, on pages 31 through 34, and the information regarding certain legal proceedings and other contingent liabilities in note 19 to the consolidated financial statements on pages 63 through 64 of this report. Information with respect to certain additional legal proceedings is set forth below:

(1)  In Portland 76 Auto/Truck Plaza Inc. v. Union Oil Company of California, et
        ------------------------------------------------------------------------
     al., filed in the U.S. District Court for the District of Oregon in
     ---
     December 1992 (Civil No. 92-1635 JE) the jury returned a verdict against the company in May 1995. The jury awarded $1 million for claimed breach of lease and $2.3 million for violation of the Robinson-Patman Act claim that the Company failed to implement facility upgrades and improvements thus making the Truckstop less able to compete. If the verdict is upheld, the Robinson-Patman Act award will be trebled under U.S. antitrust law. The adverse decision is now on appeal in the Ninth Circuit Court of Appeals.


(2)  The lawsuit filed by four California truckstop operators captioned Forty-
                                                                        -----
     Niner Truck Plaza Inc., et al. v. Unocal Corporation, et al. in January
     ------------------------------------------------------------
     1993 in the California Superior Court for Sacramento County is now on appeal. The lawsuit alleged that the company had violated a franchise statute, California Business and Professions Code (S)20999.25(a), by failing to offer each of the operators a right of first refusal of a bona fide offer by National Auto Truckstops, Inc., for the company's interest in the truckstops, during the course of the sale of the company's nationwide network of truckstops to National in April 1993. The operators also asserted various tort claims against the company and against National, seeking compensatory and punitive damages. Under the terms of the sale, National is indemnified for certain such third-party compensatory damages. The company settled with two operators and went to trial on the remaining claims. After a jury verdict for the operators, the trial judge denied the company's motion for judgment notwithstanding the verdict but granted the company's motion for a new trial. The orders were entered in August 1995. All parties appealed. In October 1997, the California Court of Appeal issued a decision affirming the trial court's order. Following the denial of review by the California Supreme Court on February 18, 1998, the case has been returned to the trial court.

(3)  Citizens for a Better Environment, et al. v. Union Oil Company of
     -----------------------------------------------------------------
     California, No. C94-0712, filed in the U.S. District Court for the Northern
     ----------
     District of California, alleges that as of February 28, 1994, the company's former refinery at Rodeo, California, was in violation of the selenium limit in its National Pollutant Discharge Elimination System permit. By a prior Cease and Desist Order, issued after notice and hearing, the permitting agency, the California Regional Water Quality Control Board (RWQCB), had deferred to July 1998 the effective date of the selenium limitation in question. In April 1997, the court granted the plaintiffs' motion for a partial summary judgment against the company as to liability for its violations of the selenium limit in its permit. The case will continue with respect to remedies, including civil penalties, injunctive relief and attorneys' fees, which will be sought by the plaintiffs. Trial is set for June 1998. The parties are engaged in mediation in an attempt to settle the case.

(4) In March 1994, a civil suit seeking various forms of penalties, restitution and remediation regarding contamination at the Guadalupe oil field was filed against the company by the California Attorney General on behalf of the Department of Fish and Game, the RWQCB and the Department of Toxic Substances Control (People v. Union Oil Company of California, Superior
                         -----------------------------------------
     Court of California for San Luis Obispo County, Civil No. 75194). The complaint alleges several categories of violations, namely, discharge into marine and state waters, failure to report discharge, destruction of natural resources, failure to warn and exposure to known carcinogens, public nuisance, unauthorized disposal of hazardous waste, and labeling violations for "recycled" diluent material. Injunctive relief and civil penalties are demanded for the various claimed violations as well as prejudgment and postjudgment interest, costs, and attorneys fees. Trial has been set for July 1998. Settlement discussions with the Attorney General's office have resulted in a tentative resolution of this case, which would provide for monetary damages, remediation and mitigation efforts. However, documentation and individual agency approvals are still necessary.

     A related follow-on private civil action, including a purported class action, was filed in the same court in March 1994, seeking damages and various other forms of relief similar to those sought by the Attorney General (Surfers' Environmental Alliance, et al. v. Union Oil Company of
              ---------------------------------------------------------------
     California, et al., Civil No. 75205).  In addition,
     ------------------
     the company is aware that the same private plaintiffs filed a citizens' suit action on March 9, 1998, in the U.S. District Court for the Central District of California (Surfers' Environmental Alliance v. Unocal
                             -----------------------------------------
     Corporation, et al., No. 98-1651DDP), which has not yet been served on the
     -------------------
     company, alleging violations of the federal Resource Conservation and Recovery Act and other laws and seeking relief similar to that sought by the Attorney General.

     The company has been working with the County of San Luis Obispo and the RWQCB in accordance with environmental laws, regarding the cleanup of hydrocarbons from the field. The County compiled a draft Environmental Impact Report (EIR) in an effort to address the impacts associated with remediation. Public hearings for certification of the final EIR are scheduled for completion in early April 1998. The company has preserved all of its rights to appeal or contest the certification of the EIR or any associated permits.

(5) In September 1994, the RWQCB issued a Cleanup and Abatement Order relating to past underground petroleum pipeline leaks along Front Street and vicinity in the town of Avila Beach, California. The company initiated an administrative appeal proceeding and a related civil suit for declaratory and injunctive relief and writ of mandate in October 1994 with respect to the soil and shallow ground water standard to be applied to the remediation. In accordance with applicable environmental laws, the company has been working with local agencies for several years regarding the cleanup of hydrocarbons in this location, including the installation of a vapor extraction system and monitoring and reporting programs. Two health risk assessments have been conducted, one by the company and the other by the County of San Luis Obispo. Both studies resulted in a "no significant risk" finding. The RWQCB and the County have compiled a draft Environmental Impact Report which attempts to review the impacts associated with remediation. The County Planning Commission certified the final EIR on February 26, 1998, with no significant changes to the draft EIR. The RWQCB has scheduled a public hearing for similar action on April 3, 1998. The company has preserved all of its rights to appeal or contest the certification of the EIR or any associated permits.

     There are currently 14 private lawsuits filed in the California Superior Court for San Luis Obispo County that have been served on the company. Thirteen of the suits are individually based, with a total of 123 plaintiffs. The other suit is a purported class action filed by owners of a local time-share complex. In addition, the California Attorney General's Office contacted the company and held a "pre-filing" meeting to discuss remediation alternatives, mitigation, penalties and possible claims for natural resource damages. The Attorney General's Office and the County have both filed notices of intent to sue based on Resource Conservation and Recovery Act Section 7002 allegations. The company has reached a tentative resolution with the State of California, the County, Avila Alliance, Communities for a Better Environment and Environmental Law Foundation, which would provide for monetary damages, remediation and mitigation efforts. However, final documentation and agency approvals are still required.

     In an effort to resolve property damage and business loss claims by the local community and discourage additional lawsuits from being filed, the company has announced a voluntary settlement program for property and business owners in the town of Avila Beach.

(6) In April 1995, Atlantic Richfield Company (Arco), Chevron U.S.A., Inc., Exxon Corporation, Mobil Oil Corporation, Shell Oil Products Company and Texaco Refining and Marketing, Inc., filed a lawsuit against the company in the U.S. District Court for the Central District of California regarding U.S. Letters Patent No. 5,288,393 issued to the company containing several patent claims for the composition of reformulated gasolines (Atlantic
                                                                  --------
     Richfield Company, et al. v. Unocal Corporation, et al., No. CV-95-2379-
     -------------------------------------------------------
     RG). The plaintiffs alleged that the company's patent was invalid and unenforceable. In the first phase of a trial, the jury, in October 1997, upheld all of the claims of the patent and found that Arco and the five other oil companies had infringed the patent with respect to approximately 29 percent, or 1.2 billion gallons, of the gasoline produced by them for California markets during the five-month period ended July 31, 1996. In the following damage phase, the jury, in November 1997, awarded the company
     5.75 cents per infringing gallon, or $69 million for the five-month period. The company has filed for an accounting as to the infringement by the six companies for additional months of production subsequent to the period covered by the jury's damage award. A third phase of the trial was held in December 1997, with respect to the plaintiffs' request that the judge find the company's patent unenforceable because of alleged "inequitable conduct" during prosecution of the patent. The trial court's decision on this issue is pending.

     In a related matter, Talbert Fuel Systems Patents Company filed suit against the company on January 16, 1998, in the U.S. District Court for the Central District of California, alleging that Talbert had a prior patent covering reformulated gasolines (Talbert Fuel Systems Patents Company v.
                                      ---------------------------------------
     Unocal Corp., Union Oil Company of California and Tosco Corporation, No.
     -------------------------------------------------------------------
     CV-98-0412). The suit seeks to have the company's Patent No. 5,288,393 invalidated as interfering with Talbert's prior patent and seeks damages for the company's alleged infringement for the period ended March 31, 1997.

(7) In October 1995, the State of Texas and several individuals filed a class action lawsuit in the District Court of Lee County, Texas (State of Texas,
                                                                ---------------
     et al. v. Amerada Hess Corporation, et al.), alleging that the defendants,
     ------------------------------------------
     including the company, had engaged in a conspiracy to fix posted prices for crude oil at artificially low levels and had also discriminated against the class of Texas royalty owners by purchasing oil "attributable" to the plaintiff class at prices lower than the prices realized by defendants for their own production from the same fields. Since that time, the company has been named a defendant in eight additional class action lawsuits alleging crude oil royalty and working interest underpayments. Until recently, six of these cases were on file in federal courts in Alabama, Louisiana, Mississippi and Texas. The other three cases, including the original Lee County case, are on file in state courts in Alabama and Texas. On January 14, 1998, the Multi-District Panel ruled that the posted price cases pending in federal courts were appropriate for consolidation and transfer to a single court for pre-trial proceedings. Following that order, four of the federal cases have been transferred to the U.S. District Court in Corpus Christi, Texas, as MDL 1206. The other two federal cases are also subject to consolidation and transfer and should be transferred to Corpus Christi in the near future.

     As a group, the lawsuits allege that crude postings are lower than true value and assert claims of breach of contract, fraud, conversion, and violations of federal and state antitrust laws. Punitive state-wide and nation-wide class representatives seek recovery of unspecified actual and punitive damages, including treble damages for antitrust violations from 1986 forward, as well as attorneys' fees and costs.

     In November 1997, the company and twenty-five other oil companies, signed a settlement agreement with the plaintiffs in one of the above-described federal actions, The McMahon Foundation et al. v. Amerada Hess Corporation,
                      ----------------------------------------------------------
     et al., in the U.S. District Court for the Southern District of Texas.
     ------
     Collectively, the defendants agreed to pay $143 million to settle all crude oil royalty and working interest underpayment claims nation-wide. The settlement is subject to approval by the court presiding over MDL 1206. If approved, it will bring to an end virtually all of the class action litigation described above. The company is aware, however, that some royalty owners, including various state governmental entities, could elect to opt out of the settlement.

     One of the lawsuits, The State of Texas, et al. v. Amerada Hess
                          ------------------------------------------
     Corporation, et al., in the 53rd District Court of Travis County, Texas,
     -------------------
     alleges that the underpayment of royalties constitutes a violation of the Texas Common Purchaser Act, and seeks recovery of monetary penalties in an unspecified amount on behalf of the State of Texas and a state-wide class of royalty owners. These claims have been excluded from the claims settled in the McMahon action. The company is vigorously contesting these claims.
            -------

     In litigation related to the above-described posted price class actions, various state taxing authorities are pursuing attempts to collect additional severance taxes on the theory that oil companies have undervalued crude oil they produce within those states. To date, two states have initiated lawsuits. State of Louisiana and Secretary of the
                                      ---------------------------------------
     Department of Revenue and Taxation v. Union Oil Company of California,
     ---------------------------------------------------------------------
     Fifteenth Judicial Court of Lafayette Parish, Louisiana; and State of
                                                                  --------
     Alabama and State of Alabama Department of Revenue v. Amerada Hess
     ------------------------------------------------------------------
     Corporation, et al., Circuit Court of Mobile County, Alabama.  The company
     -------------------
     believes it has paid all state severance tax obligations correctly and is vigorously contesting these lawsuits.

(8) The U.S. Department of Interior, Minerals Management Service (MMS) announced in July 1996, that it would pursue claims against several oil companies for their alleged underpayment of royalties for crude oil produced from federal leases in California covering the period 1980 forward. Following that announcement, the company has received from MMS three separate orders to pay additional royalties, penalties and interest, covering periods from January 1, 1980, to April 30, 1996, and totaling in excess of $75 million. The company vigorously disputes the validity of these orders and is pursuing appropriate administrative appeals.

(9) In December 1997, the company received a Civil Investigative Demand issued by the U.S. Department of Justice to determine whether various oil companies, including the company, have violated the federal False Claims Act (FCA) by undervaluing and underpaying royalties on crude oil produced from federal and Indian land leases and to aid in its determination whether to intervene in the prosecution of a lawsuit brought under seal by private plaintiffs on behalf of the United States alleging FCA violations. The company has cooperated fully with the Justice Department in connection with this investigation. On February 19, 1998, the Justice Department announced its decision to intervene in the prosecution of the false claims lawsuit against four of the fourteen oil companies named as defendants. Although the company was not one of these four defendants, it was disclosed that the company is one of the defendants named by the private plaintiffs. The Justice Department announced it will continue to consider whether to intervene against some or all of the remaining defendants. On March 9, 1998, the company was served with the private plaintiffs' complaint. The case, which covers the time period from 1986 forward is on file in the U.S. District Court for the Eastern District of Texas, Lufkin Division (Johnson,
                                                                        --------
     et al. ex rel. United States v. Shell Oil Company, et al., Civil No.
     ---------------------------------------------------------
     9:96CV66), and seeks recovery of unspecified monetary damages, to be trebled as provided by the FCA, and also seeks an award of attorney's fees and the imposition of civil penalties. The company believes its royalty payments on federal and Indian land leases have been made correctly. Accordingly, it does not believe it has engaged in conduct that violates the FCA, and it will vigorously contest this lawsuit.

(10) Since December 30, 1997, the company has received from the MMS preliminary determinations of underpaid royalties in connection with various gas contract settlements entered into by the company during the period 1984 through 1992. The notices allege underpaid royalties totaling approximately $28 million, as well as undetermined late payment charges.

(11) In February 1996, Bridas Corporation filed a petition against the company and others in the District Court of Fort Bend County, Texas, alleging that the defendants conspired to and did tortiously interfere with Bridas' rights under agreements with the government of Turkmenistan to develop the Yashlar Field and to transport gas from that field to Pakistan. It also alleges that defendants interfered with Bridas' exclusive right to lay a gas pipeline in Afghanistan (Bridas Corporation v. Unocal Corporation, et
                                  --------------------------------------------
     al., Case No. 94144, 268th Judicial District).  Bridas seeks actual damages
     ---
     as well as punitive damages, plus interest at the highest lawful rate. Bridas' expert witnesses have stated in pre-trial discovery that Bridas' total actual damages for loss of future profits are approximately $1.7 billion. In the alternative, Bridas is expected to seek an award of approximately $430 million with respect to its total expenditures in Turkmenistan. The company believes the assertions made by Bridas are without merit and is vigorously defending the lawsuit.

(12) In June 1996, the case of Aguilar, et al. v. Atlantic Richfield, et al.
                               ---------------------------------------------
     (Civil No. 00700810), was filed in the California Superior Court for San
     --------------------
     Diego County against nine California oil companies, including the company, which refined and marketed Phase 2 gasoline mandated by the California Air Resources Board ("CARB"). The plaintiffs allege that the defendants conspired to limit the supply and increase the price of CARB gasoline in violation of California antitrust and unfair competition laws. The plaintiffs seek treble damages and injunctive relief on behalf of all purchasers of CARB gasoline at retail since March 1, 1996. In May 1997, the court certified the case as a class action. In October 1997, the court granted the defendants' motion for summary judgment. On January 29, 1998, the court granted the plaintiffs' motion for a new trial, effectively reversing the earlier grant of summary judgment. The company and its co-defendants have appealed the court's orders which certified the class and granted a new trial to the California Court of Appeal.

     On February 4, 1998, the company and the co-defendants in Aguilar were
                                                               -------
     served with a new class action in the United States District Court for the Southern District of California (Gilley, et al. v. Atlantic Richfield, et
                                      ----------------------------------------
     al., Case No. 98 CV 0123 BTM (RRB)).  This case is filed on behalf of a
     ---
     class consisting of lessee gasoline dealers who purchased gasoline at the wholesale level from the defendants during the period from January 1, 1996 to the present. The complaint alleges that the company and the co-defendants conspired to restrict the supply of CARB gasoline in violation of the Sherman Act, 15 U.S.C. Section 1. This case will also be vigorously defended.

(13) The company is a defendant in a lawsuit, filed in October 1996, by anonymous representatives purportedly on behalf of an alleged class of plaintiffs consisting of certain residents of the Tenasserim region of Myanmar allegedly affected by alleged acts of mistreatment and forced labor by the government of

     Myanmar allegedly in connection with the construction of the Yadana natural gas pipeline. (John Doe I, et al. v. Unocal Corp., et al., U.S. District
                    -----------------------------------------
     Court for the Central District of California, Civil No. 96-6959-RAP). Other defendants include Total S.A., John F. Imle, Jr. and Roger C. Beach.

     The plaintiffs' claims are based on the company's participation in activities in Myanmar for the exploration for and production of natural gas in the Andaman Sea and shipment of that gas to Thailand through a pipeline crossing Myanmar (the Yadana project). The complaint contains numerous counts and alleges violations of several U.S. and California laws and U.S. treaties. The plaintiffs seek compensatory and punitive damages on behalf of the named plaintiffs, as well as disgorgement of profits. Injunctive and declaratory relief is also requested on behalf of the named plaintiffs and the alleged class to direct the defendants to cease payments to the Myanmar government and to cease participation in the Yadana project.

     The court entered orders in March 1997 and April 1997, granting in part and denying in part the company's motion to dismiss the action. In its answer to an amended complaint, the company denied that it was either properly named as a party or subject to joint venture, partnership, or other liability with respect to the Yadana pipeline. On January 26, 1998, the court heard argument on the class certification question and took the matter under advisement. On February 19, 1998, the court entered an order denying the plaintiffs' motion for a preliminary injunction.

     The company has also been served with a lawsuit, filed in September 1996, making similar claims but without the class action allegations (National
                                                                    ---------
     Coalition Government of the Union of Burma, et al. v. Unocal Inc. and the
     -------------------------------------------------------------------------
     Yadana Natural Gas Project, U.S. District Court for the Central District of
     --------------------------
     California, Civil No. 96-6112-RAP).

     The court, in November 1997, entered an order granting in part and denying in part the company's motion to dismiss the action. Among other things, the court's order dismissed the National Coalition Government of the Union of Burma as a plaintiff in the action. The remaining plaintiffs thereafter filed a second amended complaint. In December 1997, the company filed its answer to the second amended complaint. In its answer, the company denied that it was either properly named as a party or subject to joint venture, partnership or other liability with respect to the Yadana pipeline. On March 13, 1998, the court entered an order dismissing the Federation of Trade Unions of Burma as a plaintiff.

(14) In September 1996, a criminal investigation was commenced by the Office of the District Attorney of San Bernardino County, California (District Attorney), arising from wastewater pipeline incidents occurring at the Mountain Pass, California, lanthanide facility of the company's Molycorp, Inc., subsidiary in July and August 1996. Molycorp has been engaged in extensive settlement negotiations with the District Attorney, who is acting on behalf of various local and state agencies, in an effort to achieve an appropriate civil resolution of this matter.

     On March 4, 1998, Molycorp was served by the RWQCB with an administrative civil liability complaint which seeks civil penalties in the amount of $527,000, together with staff costs, for alleged failures to submit self-monitoring reports and discharge reports in a timely manner. The reports related to Molycorp's operation of a wastewater evaporation pond and to the 1996 wastewater pipeline incidents discussed above. Molycorp intends to contest the proposed civil penalties at a hearing scheduled in July 1998. In addition, Molycorp has been put on notice by the RWQCB that three cleanup and abatement orders will be issued relating to the present wastewater evaporation pond, a former and now-closed wastewater evaporation pond and a mine tailings pond, all located at the Mountain Pass facility. These three orders will not carry civil penalties, but may require significant expenditures for environmental investigation and remediation.

(15) In April 1997, the Attorney General of the State of Illinois filed an action against the company in the Circuit Court of the Twelfth Judicial Circuit, Will County, Illinois, Chancery Division (State of Illinois v.
                                                        --------------------
     Union Oil Company of California, No. 97 CH 5503), seeking approximately
     -------------------------------
     $2.1 million in civil penalties and injunctive relief for alleged violations of the state's environmental statute and air pollution regulations as a consequence of particulate emissions at the company's carbon plant in Lemont, Illinois. The action was settled on March 18, 1998, with the company agreeing to pay penalties of $651,000 to the State of Illinois.

(16) In June 1997, the State of Arizona filed a lawsuit against the company

     (State of Arizona v. Union Oil Company of California, Superior Court of
     ----------------------------------------------------
     Maricopa County, No. CV97-10829) alleging that it has not diligently pursued the investigation of the extent of contamination resulting from a release of petroleum from underground storage tanks at a service station formerly operated by the company in Tempe, Arizona. The state seeks civil penalties of up to $10,000 per day. The company is in the process of investigating this matter, and it is possible that penalties aggregating in excess of $100,000 could be imposed.

(17) In July 1997, the company received a notice from the U.S. Environmental Protection Agency, Region X (EPA), regarding alleged violations of the Prevention of Significant Deterioration Standards and the New Source Performance Standards of the federal Clean Air Act at the company's Kenai, Alaska, fertilizer plant. In October 1997, a civil complaint was filed by the EPA against the company in the U.S. District Court for the District of Alaska (United States of America v. Union Oil Company of California, No.
             -----------------------------------------------------------
     A97 397 CIV (JWS)). These allegations have been settled pursuant to a proposed consent decree under which the company has agreed to pay civil penalties in the amount of $550,000 and to install additional pollution-abatement equipment.

(18) Over the past several years, the company's former San Francisco refinery in Rodeo, California, received a number of notices from the Bay Area Air Quality Management District (District) for alleged violations of various California laws and District regulations relating to emissions, permit exceedences and public nuisances. In connection with the sale of the refinery in March 1997, the company has been endeavoring to reach a global settlement of all of these claims. While none of the individual notices involve penalties exceeding $100,000, it is likely that the aggregate settlement will exceed that amount.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME, AGE AND PRESENT
POSITIONS WITH UNOCAL                                                    BUSINESS EXPERIENCE
-----------------------------------------------------------------------------------------------------------------------
ROGER C. BEACH, 61                            Mr. Beach has been Chairman of the Board since 1995 and Chief Executive
Chairman of the Board and Chief Executive     Officer since 1994.  He served as President and Chief Operating Officer
Officer                                       from 1992 to 1994.  Mr. Beach was President of the Unocal Refining &
Director since 1988                           Marketing Division from 1986 to 1992, and from 1987 to 1992 also served
Chairman of Executive and Board Management    as Senior Vice President of the company.
Committees
-----------------------------------------------------------------------------------------------------------------------
JOHN F. IMLE, JR., 57                         Mr. Imle has been President since 1994.  He is responsible for corporate
President                                     strategic planning and for all major new ventures and business
Director since 1988                           development activities worldwide.  From 1992 to  1994, he served as
Member of Board Management Committee          Executive Vice President and President of the Energy Resources Division,
                                              which encompassed the company's worldwide oil, gas and geothermal businesses.  Mr. Imle was Senior Vice President from 1988 until his appointment as Executive Vice President.
-----------------------------------------------------------------------------------------------------------------------
TIMOTHY H. LING, 40                           Mr. Ling has been Chief Financial Officer since October 1997.  He was a
Chief Financial Officer                       partner of McKinsey & Company (McKinsey) from 1994 to October 1997 and an employee of the firm from 1989 to 1994.  From 1990 to 1997, Mr. Ling was a leader of the McKinsey consulting team working with the company, focusing on development of the company's new corporate strategies and the improvement of the company's asset and growth portfolios.
-----------------------------------------------------------------------------------------------------------------------
RANDOLPH L. HOWARD, 47                        Mr. Howard has been Group Vice President, International
Group Vice President, International           Operations/Geothermal, since February 1998.  Mr. Howard was Group Vice
Operations/Geothermal                         President of the company's 76 Products Company business unit from 1996 until the sale of the West Coast refining, marketing and transportation assets in March 1997.  From 1994 to 1996, he was in charge of supply and transportation for the refining and marketing operations. In 1994, he also headed planning for the refining and marketing operations. From 1992 to 1994, Mr. Howard was General Manager of the company's Los Angeles refinery.
-----------------------------------------------------------------------------------------------------------------------
JOHN W. SCHANCK, 46                           Mr. Schanck has been Group Vice President and President of Spirit Energy
Group Vice President and President, Spirit    76, the company's U.S. Lower 48 exploration and production business
Energy 76                                     unit, since 1996.  He served as Group Vice President, Oil and Gas
                                              Operations, from 1994 to 1996.  From 1992 to 1994, he was Vice
                                              President, Worldwide Exploration, of the Energy Resources Division.
                                              From 1989 through 1991, he was President of Unocal Canada Limited.
-----------------------------------------------------------------------------------------------------------------------
L. E. (ED) SCOTT, 55                          Mr. Scott has been Group Vice President of the company's Diversified
Group Vice President, Diversified Business    Business Group since 1994.  From 1990 to 1994, he was Vice President,
Group                                         Petroleum Supply and Transportation.
-----------------------------------------------------------------------------------------------------------------------
CHARLES R. WILLIAMSON, 49                     Mr. Williamson has been Group Vice President, Asia Operations, since
Group Vice President, Asia Operations         February 1998, having previously served as Group Vice President,
                                              International Operations, since 1996.  He had been Vice President,
                                              Planning and Economics, from 1995 to 1996 and served as Vice President,
                                              Technology, from 1992 to 1994.
-----------------------------------------------------------------------------------------------------------------------
DENNIS P.R. CODON, 49                         Mr. Codon has been Vice President, General Counsel and Chief Legal
Vice President, General Counsel and           Officer since 1992.  He also served as Corporate Secretary from 1990 to
Chief Legal Officer                           1996.

-----------------------------------------------------------------------------------------------------------------------
JOE D. CECIL, 49                              Mr. Cecil has been Vice President and Comptroller since December 1997.
Vice President and Comptroller                From March 1997 to December 1997, Mr. Cecil was Comptroller of
                                              International Operations.  He was Comptroller of the 76 Products Company
                                              from 1995 until the sale of the West Coast refining, marketing and transportation assets in March 1997.  From 1994 to 1995, Mr. Cecil was
                                              Assistant Comptroller, New Ventures, and from 1992 to 1994, he was
                                              Comptroller of the Energy Resources Division.
-----------------------------------------------------------------------------------------------------------------------
JOSEPH A. HOUSEHOLDER, 42                     Mr. Householder became Vice President, Corporate Development, in December
Vice President, Corporate Development         1997.  He was Vice President, Tax and Comptroller, from June 1997 until
                                              December 1997.  He was Vice President, Tax, from 1994 until 1997, and
                                              General Tax Counsel from 1990 to 1994.
-----------------------------------------------------------------------------------------------------------------------

The bylaws of the company provide that each executive officer shall hold office until the annual organizational meeting of the Board of Directors held June 1, 1998 and until his successor shall be elected and qualified, unless he shall resign or shall be removed or otherwise disqualified to serve.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


                                                   1997 Quarters                                  1996 Quarters
                                    -------------------------------------------   -----------------------------------------------
                                     1st          2nd        3rd        4th          1st          2nd          3rd          4th
-------------------------------------------------------------------------------   -----------------------------------------------
Market price per share
 of common stock
                         - High      $45 7/8    $44        $45 7/8    $45 1/4      $34          $34 1/2      $37 3/8      $42 1/8
                         -  Low      $38        $36 1/4    $36 1/8    $37 9/16     $27 3/4      $29 5/8      $30 1/2      $35 1/2
                                     ------------------------------------------   -----------------------------------------------
Cash dividends paid per
share of common stock                $  0.20    $  0.20    $  0.20    $   0.20     $  0.20      $  0.20      $  0.20      $  0.20
-------------------------------------------------------------------------------   -----------------------------------------------

Prices in the foregoing table are from the New York Stock Exchange Composite Transactions listing. On March 16, 1998, the high price per share was $38-9/16 and the low price per share was $38.

Unocal common stock is listed for trading on the New York, Pacific and Chicago Stock Exchanges in the United States, and on the Stock Exchanges of Singapore and Switzerland.

As of March 16, 1998, the approximate number of holders of record of Unocal common stock was 31,446 and the number of shares outstanding was 241,185,875.

Unocal's quarterly dividend declared has been $.20 per common share since the third quarter of 1993. The previous quarterly dividend rate was $.175 per share since the third quarter of 1989. The company has paid a quarterly dividend for 82 consecutive years.

During the fourth quarter of 1997, the company awarded 2,784 restricted stock units to certain directors pursuant to the terms of the company's Directors' Restricted Stock Plan. The Units were not registered under the Securities Act of 1933 (the Act) in reliance upon the exemption contained in Section 4(2) of the Act for transactions by an issuer not involving any public offering. The units were awarded (1) in consideration of the prior election by each of the nonemployee directors to defer all or a portion of his or her cash and (2) upon the credit of dividend equivalents upon units previously issued. The units are paid out in an equal number of shares of Unocal common stock at the end of a restriction period elected by each director, or upon his or her earlier termination of service as a director for reasons other than cause as defined in the Plan.

ITEM 6 - SELECTED FINANCIAL DATA - see page 84.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unocal is a leading global energy resource and project development company, with major oil and gas exploration and production activities in Asia and the United States Gulf of Mexico. Unocal is also the world's leading producer of geothermal energy; a provider of electrical power; and a manufacturer and marketer of nitrogen-based fertilizers, petroleum coke, graphites and specialty minerals.

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with the historical financial information provided in the consolidated financial statements and accompanying notes. Unless otherwise specified, the following discussion pertains to the company's continuing operations.

CONSOLIDATED RESULTS

Millions of dollars                                                1997      1996       1995
--------------------------------------------------------------------------------------------
Reported after-tax earnings from continuing operations             $669      $ 456      $249
Special items:
   Deferred tax adjustments                                         207          -         -
   Impairment of long-lived assets                                  (43)       (46)      (65)
   Environmental and litigation provisions                          (84)      (123)      (63)
   Asset sales                                                       43         70        70
   Other                                                             31         (7)       20
--------------------------------------------------------------------------------------------
Total special items                                                 154       (106)      (38)
--------------------------------------------------------------------------------------------
   ADJUSTED AFTER-TAX EARNINGS FROM CONTINUING OPERATIONS           515        562       287
--------------------------------------------------------------------------------------------
After-tax earnings (loss) from discontinued operations              (50)      (420)       11
Special item:  discontinued operations                              (50)      (486)        1
--------------------------------------------------------------------------------------------
   ADJUSTED AFTER-TAX EARNINGS FROM DISCONTINUED OPERATIONS           -         66        10
--------------------------------------------------------------------------------------------
Extraordinary item - early extinguishment of debt                   (38)         -         -
Special item:  extraordinary item - early extinguishment of debt    (38)         -         -
--------------------------------------------------------------------------------------------
   ADJUSTED AFTER-TAX EXTRAORDINARY ITEM                              -          -         -
--------------------------------------------------------------------------------------------
      ADJUSTED AFTER-TAX EARNINGS                                  $515      $ 628      $297
--------------------------------------------------------------------------------------------

1997 VS 1996 - With the completion of the sale of its West Coast downstream refining, marketing and transportation assets, the company's focus continued to shift toward international energy project development in Asia and intensive United States Gulf Coast exploration.

The 1997 adjusted after-tax earnings from continuing operations reflected lower average worldwide crude oil sales prices and decreased domestic crude oil and natural gas production. In addition, the 1997 results were impacted by higher worldwide exploration expense, higher international depreciation and substantially decreased average sales prices for agricultural products. These negative factors were partially offset by higher average worldwide natural gas sales prices, increased international crude oil and natural gas production and lower interest expense.

1996 VS 1995 - During 1996, the company built on its operational strengths by selling assets that had historically low returns and by increasing capital spending in international areas in which the company has a strong competitive position. Unocal completed the sale of its California oil and gas properties and entered into agreements to sell its West Coast refining, marketing and transportation assets.

Adjusted 1996 after-tax earnings from continuing operations reflected higher worldwide average sales prices for crude oil, condensate and natural gas; increased foreign natural gas production; and increased production and sales volumes for agricultural products. Partially offsetting these positive factors were lower worldwide crude oil production and lower agricultural products sales prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SPECIAL ITEMS

Certain transactions that are unrelated to, or are not representative of, the company's ongoing operations are included in net income. The company's management determines which of these transactions will be defined as "special items" based on how these transactions may impact the underlying results of operations for a year and how they affect comparability between years. The following transactions were defined by management as special items for the years presented:

DEFERRED TAX ADJUSTMENTS - During 1997, the company reported a $103 million reduction of deferred taxes primarily related to the assessment of the company's exposure for pending federal income tax appeals; a $94 million tax benefit related to the devaluation of the baht in Thailand; a $7 million benefit related to prior year geothermal exploration expenses incurred for the Sarulla project in Indonesia; and a $3 million benefit for geothermal exploration expenses in Japan.

IMPAIRMENT OF LONG-LIVED ASSETS - During 1997, the company reported charges to earnings of $43 million for asset impairments primarily for domestic oil and gas properties. In 1996, the company reported charges to earnings of $46 million for impairments for domestic oil and gas and geothermal properties. In 1995, the company recorded $65 million in charges to earnings for the impairment of several domestic and international oil and gas producing properties.

ENVIRONMENTAL AND LITIGATION PROVISIONS - These provisions represent the estimated new and additional probable future costs for environmental clean-up programs and estimated probable future costs for litigation.

ASSET SALES - In 1997, asset sales consisted of a $40 million gain on the sale of Unocal Hydrocarbon Sales, a $16 million loss on the sale of the United Kingdom oil and gas operations, a $7 million gain on the sale of miscellaneous oil and gas properties and a $12 million gain on the sales of miscellaneous real estate properties.

In 1996, asset sales consisted of a $65 million gain on the sale of the California oil and gas properties, a $57 million loss on the sale of domestic geothermal assets, a $37 million gain on the sale of exploration blocks in the United Kingdom sector of the North Sea, a $7 million gain on the sale of the company's interest in the Platte Pipeline company and an $18 million gain on the sale of various domestic and international properties.

Assets sales in 1995 consisted of a $35 million gain on the sale of various oil and gas properties, an $18 million gain on the sale of the Process, Technology and Licensing business and a $17 million gain on the sale of miscellaneous properties.

OTHER - For 1997, the Other category primarily reflected a $40 million UNO-VEN restructuring benefit and an $8 million charge related to a gas-ignited exploration well blowout in northeast Bangladesh.

The Other category for 1996 principally consisted of a $7 million restructuring charge for Spirit Energy 76, a $7 million benefit from the settlement of federal lease claims and a $6 million receivable write down.

For 1995, the Other category included a $34 million benefit from a bankruptcy settlement with Columbia Gas Transmission Corporation, an $18 million benefit from the settlement of federal lease claims, an $18 million charge for a deferred tax adjustment and a $14 million receivable write down.

DISCONTINUED OPERATIONS - In March 1997, the company completed the sale of substantially all of its West Coast petroleum refining, marketing and transportation assets. The results of operations and assets of the refining, marketing and transportation segment have been classified as discontinued operations. During 1997, the company reported an additional $50 million net loss on these assets. In 1996, the company reported a loss of $491 million and a $5 million gain primarily related to asset sales that took place prior to the sale. For summarized results and other detailed financial information see note 8 to the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EXTRAORDINARY ITEM - In 1997, the company recorded a $38 million after-tax charge related to the purchase of approximately $507 million in aggregate principal amount of three of its outstanding issues of debt securities.

REVENUES

In 1997, higher revenues primarily were due to increased activities related to the marketing and trading of crude oil, condensate and natural gas. Also contributing to increased revenues were higher affiliate earnings, higher average worldwide natural gas prices, increased international crude oil and natural gas production and transactions related to the UNO-VEN restructuring. Partially offsetting these positive factors were lower domestic crude oil, condensate and natural gas production and lower average worldwide crude oil and condensate prices.

The increase in 1996 from 1995 was largely due to higher average worldwide crude oil and natural gas sales prices, increased natural gas production and agricultural products volumes.

COSTS AND OTHER DEDUCTIONS

Millions of dollars                                   1997        1996      1995
--------------------------------------------------------------------------------
Pre-tax costs and other deductions:
Crude oil and product purchases                    $2,246      $1,502    $  979
Operating expense                                   1,389       1,386     1,302
Special items:
  Environmental and litigation provisions            (135)       (196)     (101)
  Other                                                 -         (11)        -
--------------------------------------------------------------------------------
    Adjusted crude oil and product
      purchases and operating expense              $3,500      $2,681    $2,180
--------------------------------------------------------------------------------
Selling, administrative and general expense        $  107      $  151    $  151
--------------------------------------------------------------------------------
Depreciation, depletion and amortization           $  962      $  914    $  911
Special items:
  Impairment of long-lived assets                     (69)        (75)      (87)
  Write-downs of assets                                 -           -       (19)
--------------------------------------------------------------------------------
    Adjusted depreciation, depletion and
      amortization expense                         $  893      $  839    $  805
--------------------------------------------------------------------------------
Dry hole costs                                     $  110      $  139    $   61
--------------------------------------------------------------------------------
Interest expense                                   $  183      $  279    $  291
--------------------------------------------------------------------------------

In 1997, higher adjusted crude oil and product purchases were primarily due to activities related to the marketing and trading of crude oil, condensate and natural gas and by transactions related to the UNO-VEN restructuring.

Delays in exploratory drilling resulted in a 57 percent decrease in domestic dry hole costs during 1997. In 1996, dry hole costs were higher primarily due to increased exploratory drilling activity in the United States Gulf of Mexico.

Decreased interest expense in 1997 was the result of paying down debt and increased capitalized interest. In 1996, decreased interest expense was the result of paying down debt.

UNITED STATES EXPLORATION AND PRODUCTION

Spirit Energy 76 is the company's domestic oil and gas business unit that is responsible for the exploration and exploitation of the company's assets in the Lower 48 United States. The Other United States category primarily consists of Alaska oil and gas operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Millions of dollars                                    1997           1996           1995
     -----------------------------------------------------------------------------------------
     After-tax earnings:
       Spirit Energy 76                                     $191           $276           $177
       Other                                                  60            122             58
     -----------------------------------------------------------------------------------------
           Total after-tax earnings                          251            398            235
     Special items:
         Impairment of long-lived assets                     (41)           (32)           (27)
         Sale of California oil and gas properties (a)         -             65              -
         Settlement of federal lease claims                    -              7             18
         Write-downs of assets                                 -              -             (8)
         Asset sales                                           7              -             32
         Columbia Gas settlement                               -              -             34
         Other                                                 -             (3)             -
     -----------------------------------------------------------------------------------------
           Total special items                               (34)            37             49
     -----------------------------------------------------------------------------------------
             Adjusted after-tax earnings                    $285           $361           $186
     =========================================================================================

     (a)  Net of provision for environmental remediation of $10 million.

1997 VS 1996 - The United States adjusted after-tax earnings decreased 21 percent from the 1996 results. This decrease was due primarily to lower crude oil, condensate and natural gas production, lower average crude oil and condensate sales prices and higher exploration expense. Partially offsetting these factors was increased average natural gas sales prices.

During 1997, United States crude oil production decreased 20 percent to approximately 76 thousand barrels per day from 96 thousand barrels per day. Natural gas production decreased eight percent to 993 million cubic feet (mmcf) per day from 1,075 mmcf per day. These decreases were due primarily to natural declines, hurricane related shut-ins, temporary mechanical problems in some high output wells and delays in development drilling.

Average crude oil sale prices decreased to $17.13 per barrel in 1997 from $18.51 per barrel in 1996, a seven percent decrease. Average natural gas sales prices increased to $2.36 per thousand cubic feet (mcf) in 1997 from $2.27 per mcf in 1996, a four percent increase.

Exploration expense, excluding dry hole costs, increased to $60 million in 1997 from $26 million in 1996 due to increased geological and geophysical activities in the Gulf Coast shelf and deepwater exploration areas. In 1996, exploration expenses decreased due to the business unit's focus on the development of key natural gas projects.

1996 VS 1995 - Increases in the average sales price for crude oil and condensate contributed significantly to improved earnings. The average sales price for crude oil and condensate increased $3.88 per barrel (or 27 percent) and the average sales price for natural gas increased $0.71 per mcf (or 46 percent) above the 1995 levels.

Crude oil and condensate production averaged 96 thousand barrels per day compared to 125 thousand barrels per day in 1995. This decrease of 23 percent was primarily due to the sale of California oil and gas properties and natural production declines.

INTERNATIONAL EXPLORATION AND PRODUCTION

Unocal's international operations pursue oil and gas exploration and exploitation opportunities outside the United States. Major areas of operations include Thailand, Indonesia, Myanmar, Azerbaijian, Canada and the Netherlands. The company also pursues oil and gas exploration and development opportunities in Bangladesh, China, Pakistan, Turkmenistan, Vietnam, the Democratic Republic of Congo, Brunei, Yemen and Argentina.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Millions of dollars                       1997           1996           1995
     ============================================================================
     After-tax earnings                      $373           $314           $180
     Special items:
       Deferred tax adjustment                 94              -              -
       Impairment of long-lived assets         (2)             -            (26)
       Uninsured loss - Bangladesh             (8)             -              -
       Asset sales                            (16)            41              3
     --------------------------------------------------------------------------
         Total special items                   68             41            (23)
     --------------------------------------------------------------------------
           Adjusted afte-tax earnings        $305           $273           $203
     ==========================================================================

1997 VS 1996 - The international adjusted after-tax earnings increased $32 million in 1997 due primarily to increased Far East crude oil and natural gas production and higher average natural gas sales prices. Partially offsetting these positive factors were lower average crude oil and condensate sales prices and increased depreciation and exploration expenses.

During 1997, crude oil and condensate production increased eight percent to 121 thousand barrels per day from 111 thousand barrels per day. Natural gas production increased 16 percent to 855 mmcf per day from 737 mmcf per day. These positive factors were mainly the result of increased production in Indonesia and Thailand.

Average crude oil and condensate prices decreased to $18.21 per barrel from $19.18 per barrel. Average natural gas sales prices increased to $2.30 per mcf from $2.23 per mcf.

In 1997 and 1996, exploration expense increased 30 percent and 26 percent, respectively, as a result of the company's increased exploration programs in Indonesia, Thailand, Brunei, Azerbaijian and Bangladesh.

1996 VS 1995 - Increases in average sales prices for crude oil and condensate contributed significantly to improved earnings. Average sales prices for crude oil and condensate increased approximately 20 percent. In addition, natural gas production increased 11 percent, principally due to improved production levels in Thailand, Indonesia and the Netherlands. Also contributing to improved earnings was decreased depreciation expense, which decreased to $277 million from $290 million primarily due to operations in Thailand and Indonesia. Partially offsetting these positive factors was reduced crude oil and condensate production, which decreased to 111 thousand barrels per day from 115 thousand barrels per day in 1995.

UNOCAL GLOBAL TRADE

The Unocal Global Trade group was formed in September 1997 to consolidate the company's worldwide crude oil, condensate and natural gas marketing and trading activities. Global Trade also purchases crude oil, condensate and natural gas from the company's joint venture partners, royalty owners and other unaffiliated oil and gas producers for resale. Global Trade's focus is on improving trading margins and creating efficient, innovative ways to meet growing global energy needs.

During 1997, Global Trade's after-tax earnings were $16 million compared with $16 million in 1996. Gross margins on total natural gas volumes averaged $0.038 per million Btu (MMBtu) over the IFERC index price in 1997. The IFERC index price is a standard price reference point in the natural gas industry which is published in the trade newsletter "Inside FERC". This index price is a combination of prices, at particular locations, for gas sold on the first day of the month and is used as a reference point in negotiating the purchase or sales price of natural gas. Global Trade averaged 1.3 billion cubic feet of gas traded daily in 1997. Gross margins on crude oil trading averaged $0.40 per barrel over the applicable indices, a 14 percent increase over the 1996 average margin. Total revenues were $3.5 billion, up nearly 7 percent from the 1996 levels.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GEOTHERMAL AND POWER OPERATIONS

This business segment explores for, produces and sells geothermal resources, and constructs and operates electrical plants.

     Millions of dollars                     1997           1996           1995
     ==========================================================================
     After-tax earnings (loss)                $26           $(55)           $26
     Special items:
       Impairment of long-lived assets          -            (14)             -
       Deferred tax adjustment                 10              -              -
       Asset sales                              -            (57)             7
       Other                                    -              2              -
     --------------------------------------------------------------------------
         Total special items                   10            (69)             7
     --------------------------------------------------------------------------
           Adjusted after-tax earnings        $16           $ 14            $19
     ==========================================================================

1997 VS 1996 - Adjusted 1997 earnings reflected lower depreciation expense due to the sale of certain domestic geothermal assets in 1996. In Indonesia, at the Salak field, three new 55-megawatt power units came on line in 1997, which contributed to the improved results. Offsetting these positive factors was decreased earnings in the Philippines due to a contract dispute between the Philippine Geothermal, Inc. subsidiary and the Philippine National Power Corporation. Under the terms of an interim agreement, 60 percent of the company's contract revenues and related earnings are deferred, pending settlement of the dispute. In addition, earnings were negatively impacted by foreign exchange translation losses and increased dry hole expense.

1996 VS 1995 - During 1996, the company experienced higher development, exploratory and dry hole expense principally in Indonesia. In addition, the Philippine contract dispute previously described adversely impacted earnings. Partially offsetting these negative factors was a 12 percent increase in steam generation, primarily due to the use of discount pricing at The Geysers in Northern California and electrical generation expansion at Mak-Ban in the Philippines.

DIVERSIFIED BUSINESS GROUP

The Agricultural Products business unit manufactures and markets nitrogen-based products for wholesale agricultural and industrial markets supplying the western United States and the Pacific Rim. The Carbon and Minerals business unit produces and markets petroleum coke, graphites and specialty minerals. The Pipelines business unit principally includes the company's equity interests in petroleum pipeline companies. The Other category includes the company's equity interest in The UNO-VEN Company prior to the May 1, 1997 restructuring.

     Millions of dollars                        1997        1996           1995
     ==========================================================================
     After-tax earnings (loss)
       Agricultural Products                    $ 54        $ 98           $ 74
       Carbon and Minerals                        76          47             52
       Pipelines                                  59          69             66
       Other                                      38          14              9
     --------------------------------------------------------------------------
         Total                                   227         228            201
      Special items:
         Asset sales                              41           9              4
         Environment and litigation provisions    (6)         (1)             -
         Restructuring costs                      (1)          -              -
         UNO-VEN restructuring                    40           -              -
     --------------------------------------------------------------------------
         Total special items                      74           8              4
     --------------------------------------------------------------------------
           Adjusted after-tax earnings          $153        $220           $197
     ==========================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

1997 VS 1996 - Adjusted after-tax earnings decreased 30 percent due primarily to lower Agricultural Products sales prices and volumes and lower production levels at the Kenai, Alaska manufacturing plant. Worldwide nitrogen fertilizer prices were significantly lower in 1997 due to reduced demand for import products into China and India and increased worldwide production levels. The Agricultural Products' production rates were lower in 1997 due to scheduled maintenance at the Kenai manufacturing plant. In addition, urea production at the Kenai manufacturing plant was curtailed in the third and fourth quarters of 1997 due to the low margins on urea and in order to optimize ammonia. Carbon and Minerals results were lower in 1997 due to lower margins on lanthanides products and lower operating results from its Unocal Hydrocarbon Sales business unit, which was sold on May 1, 1997. The lower lanthanides margins were primarily due to increased competitive pressures from Chinese manufacturers and suppliers. Partially offsetting these negative results was higher operating earnings from petroleum coke operations.

1996 VS 1995 - The Agricultural Products business unit's adjusted after-tax earnings for 1996 were 40 percent higher due to increased sales and production volumes primarily resulting from the startup of the Finley, Washington ammonia plant. In addition, maintenance expenses were lower in 1996 than in 1995. The higher 1995 expenses were the result of the Finley plant start-up and scheduled maintenance at the Kenai, Alaska ammonia plant. Partially offsetting these positive factors were lower sales prices for ammonia and urea. During 1996, the Carbon and Minerals business unit's adjusted after-tax earnings decreased principally due to higher mining expenses and lower solvent margins. The increased mining expenses were primarily the result of the start up of the Questa molybdenum mine.

CORPORATE AND UNALLOCATED

Corporate and unallocated expense includes general corporate overhead, the non-exploration and production related activities of the New Ventures group and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

     Millions of dollars                       1997           1996           1995
     ==============================================================================
     After-tax earnings effect:
     Administrative and general expense        $ (56)         $ (79)         $ (84)
     Net interest expense                       (106)          (175)          (178)
     Environmental and litigation expense        (91)          (143)           (92)
     New Ventures                                (33)           (23)             -
     Other                                        62            (25)           (45)
     ------------------------------------------------------------------------------
        Total                                   (224)          (445)          (399)
     Special items:
         Environment and litigation provisions   (78)          (122)           (63)
         Tax adjustments (Other)                   -              -            (18)
         Deferred tax adjustments                103              -              -
         Receivable write down (Other)             -             (6)           (14)
         Write downs of assets (Other)             -              -             (4)
         Asset sales (Other)                      11             11             24
         Miscellaneous (Other)                     -             (6)             -
     ------------------------------------------------------------------------------
        Total special items                       36           (123)           (75)
     ------------------------------------------------------------------------------
          Adjusted after-tax earnings effect   $(260)         $(322)         $(324)
     ===============================================================================

1997 VS 1996 - Net interest expense decreased 39 percent as a result of a decreased debt level and increased capitalized interest.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL CONDITION

                                                                    At December 31
                                                          --------------------------------------
     Millions of dollars                                    1997           1996             1995
     ===========================================================================================
       Current ratio (a)                                   1.3:1          2.0:1           1.2:1
       Total debt and capital lease obligations           $2,170         $3,058          $3,706
       Convertible preferred securities                      522            522               -
       Stockholders' equity                                2,314          2,275           2,930
       Capitalization                                      5,006          5,855           6,636
       Total debt/capitalization                              43%            52%             56%
       Floating-rate debt/total debt                          12%            17%             24%
     -------------------------------------------------------------------------------------------
     (a) 1996 includes net assets of discontinued operations.

Cash flows from operating activities, including discontinued operations and working capital and other changes, was $1,133 million in 1997, $1,684 million in 1996 and $1,277 million in 1995. The 1997 amount reflects a one time payment of $80 million for the settlement of the Catacarb civil lawsuits, cash effects of the UNO-VEN restructuring and lower domestic crude oil and natural gas production. Lower average worldwide sales prices for crude oil and condensate and lower average worldwide sales prices for nitrogen-based agricultural products also impacted cash flows. Cash flows from working capital decreased in 1997 largely due to cash payments for accounts payable relating to the company's discontinued operations (see note 8 to the consolidated financial statements). Partially offsetting these negative factors were higher international crude oil and natural gas production and higher average worldwide sales prices for natural gas.

The 1996 amount includes increased sales of nitrogen-based agricultural products, increased natural gas production and higher commodity prices. Increased working capital requirements partially offset these benefits in 1996. Cash flows from operating activities for 1995 included $200 million of proceeds from the sale of trade receivables, $71 million from the Columbia Gas settlement and $34 million for the settlement of federal lease claims. These benefits were more than offset by temporary working capital changes.

In 1997, the company produced $1,889 million in pre-tax proceeds from asset sales. The sale of the company's West Coast refining, marketing and transportation assets contributed $1,789 million during the year (see note 8 to the consolidated financial statements). The remaining proceeds consisted of $29 million for the sale of miscellaneous real estate properties, $29 million for certain oil and gas properties, $25 million from the sale of Unocal Hydrocarbon Sales and $17 million for the sale of miscellaneous corporate assets and pipeline interests. In 1996, the company generated $609 million in pre-tax proceeds from asset sales. The 1996 amount included $472 million in proceeds from the sale of California oil and gas properties, $28 million from the sale of certain domestic geothermal assets and $23 million from the sale of exploration blocks in the United Kingdom sector of the North Sea. Proceeds from asset sales in 1995 amounted to $204 million, principally from the sale of miscellaneous oil and gas properties and the company's Process, Technology and Licensing business.

The company's debt at year-end 1997, including the current portion and capital lease obligations, decreased $888 million from year-end 1996 to $2,170 million. The principal decrease was due to the company's purchase of approximately $507 million in debt securities, pursuant to its tender offer of May 15, 1997. The debt securities were purchased at an aggregate price of approximately $555 million, including a pre-tax premium of $48 million over their total carrying value. The premium and related costs were recorded as an extraordinary item in the company's consolidated statement of earnings (see note 9 to the consolidated financial statements). Cash flows associated with the premium were reported in the Other category of cash flows from financing activities in the consolidated statement of cash flows. The remaining $381 million in debt reduction principally consisted of scheduled maturities and bank credit agreement prepayments. The debt repayments and debt securities repurchased completed the company's program to reduce outstanding debt by approximately $800 million, essentially through the use of proceeds from the sale of the company's West Coast refining, marketing and transportation assets. The company anticipates an annual after-tax debt interest savings of approximately $34 million due to the $507 million debt buyback.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Lower dividend payments in 1997 principally reflected the effects of the company's completed preferred stock exchange offering of 1996 (see note 21 to the consolidated financial statements). In September 1996, the company exchanged 10,437,873 new 6-1/4 percent Trust convertible preferred securities of Unocal Capital Trust for 9,352,962 shares of Unocal's outstanding $3.50 convertible preferred stock. Following the exchange offer, the company called for redemption of the 897,038 unexchanged shares of $3.50 convertible preferred stock. All of the unexchanged shares of preferred stock were converted into Unocal common stock by the redemption date.

During 1997, the company repurchased 9,262,100 shares of its common stock at a cost of approximately $362 million, primarily with proceeds received from the sale of its West Coast refining, marketing and transportation assets (see note 22 to the consolidated financial statements). In January 1998, the Board of Directors authorized the company to repurchase up to $200 million of additional common stock on an opportunistic basis. In 1997 and 1996, the company generated approximately $14 million and $33 million, respectively, in cash from the sale of its common stock, primarily through the exercise of employee stock options and the Dividend Reinvestment and Common Stock Purchase Plan.

The company expects cash generated from operating earnings, asset sales and cash on hand to be sufficient to cover most of its operating requirements, capital spending and dividend payments in 1998. Any shortfalls may be covered by increases in debt. In addition, the company has substantial borrowing capacity to meet unanticipated cash requirements. At December 31, 1997, the company had approximately $1 billion of undrawn credit facilities available with major banks.

During 1997, the company's international activities were impacted by an economic crisis in Asia which caused substantial declines in the region's local currencies. While these currency declines were significant in relation to the U.S. dollar, the company's earnings and cash flows were mostly protected from a foreign exchange perspective. In Indonesia, the company's cost recovery and equity oil is sold on the world market for U.S. dollars. The company's Indonesian gas is sold for U.S. dollars. Sales contracts for Indonesian geothermal steam and electricity are also designed to insulate the company against currency fluctuations. In Thailand, the company is paid for its gas and domestically sold condensate in Thai baht indexed to U.S. dollars. Condensate exported from Thailand is sold in the world market for U.S. dollars. In the Philippines, the company is paid under its geothermal service contract in Philippine pesos indexed to the U.S. dollar. As a result of the structure of its financial arrangements, the Asian economic crisis did not have a significant negative financial impact on the company in 1997.

DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the company uses derivative financial instruments to manage and reduce risks associated with these factors. The company does not use derivative financial instruments for trading purposes other than those that are hydrocarbon commodity based.

Interest Rate Risk - From time to time the company invests its excess cash in interest-bearing temporary investments of high-quality issuers. Company policies limit the amount of investment to any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the company. The company's primary market risk exposure for changes in interest rates relates to the company's long-term debt obligations. The company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt (see note 24 to the consolidated financial statements). Interest rate swaps may also be used to adjust interest rates where appropriate, based upon market conditions. At year-end 1997, the company had no interest rate swaps outstanding and floating rate debt approximated 12 percent of the company's total debt outstanding. The company does not expect to decrease its total debt level significantly over the coming years. For those debt instruments that will mature prior to the year 2003, the company intends to continually refinance the amounts at periods extending beyond the year 2002. The table below provides principal amounts and related weighted average interest rates for the company's debt obligations by expected maturity dates

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

and constitutes a forward looking statement. Circumstances could arise which may cause the timing of actual cash flows to differ materially from the projections.

DEBT OBLIGATIONS PRINCIPAL AMOUNTS BY EXPECTED MATURITY DATED AT DECEMBER 31, 1997 (EXLUDES CAPITAL LEASES)

Millions of U.S. dollars                1998-2002        There-after         Total            Fair Value
==========================================================================================================
Fixed rate                               $  -              $1,770            $1,770             $1,915
  Average Interest Rates                    -                8.19%             8.19%
Fixed rate (DM denominated) (a)             -                 139               139                139
  Average Interest Rates                    -               6.125%            6.125%
Variable rate                               -                 259               259                259
  Average Interest Rates                    -                6.43%             6.43%
                                         -----------------------------------------------------------------
                                         $  -              $2,168            $2,168             $2,313
----------------------------------------------------------------------------------------------------------

   (a) The underlying debt obligation is a 6.125 percent Deutsche Mark (DM) 250 million bond. The foreign exchange rate at December 31, 1997 was DM 1.7993 per US$. The DM debt is hedged by a currency swap agreement. Under the terms of the currency swap agreement, the company will pay $110 million and receive DM 250 million at maturity. The terms require the company to make interest payments at 8.4 percent (US$) on $110 million and receive interest payments at 6.125 percent (DM) on DM 250 million. The fair market value of the swap agreement at December 31, 1997 was approximately $29 million. The swap agreement and the DM bonds mature in May 1998. The company intends to refinance this amount on a long-term basis in US dollars.

Foreign Exchange Rate Risk - The company conducts business in various parts of the world and in various foreign currencies. To limit the company's foreign currency exchange risk related to operating income, foreign sales agreements generally contain price provisions designed to insulate the company's sales revenues against adverse foreign exchange rates. In most countries, energy products are valued and sold in U.S. dollars and foreign currency operating cost exposures have not been significant. In other countries, the company is paid for product deliveries in local currencies but at prices indexed to the U.S. dollar. These funds, less amounts retained for operating costs, are converted to U.S. dollars as soon as practical. The company's Canadian subsidiary is paid in Canadian dollars for its crude oil and natural gas sales. Excess Canadian funds generally have been invested in other Unocal foreign operations rather than remitted to the U.S. parent.

A portion of the company's borrowings are denominated in foreign currencies, which exposes the company to market risk associated with foreign currency exchange rate movements. Where warranted, the company uses derivative financial instruments, such as foreign currency swap agreements, to mitigate these risks.

The company had two currency swap agreements outstanding at year end 1997 related to its Canadian subsidiary, with notional amounts totaling $250 million. The agreements effectively change the subsidiary's U.S. dollar denominated borrowings into its functional Canadian currency. The parent company also had two outstanding currency swap agreements which offset the subsidiary's currency swap and essentially maintain the subsidiary's debt in U.S. dollars for consolidated financial statement purposes. The net fair value of these swap agreements at December 31, 1997 is approximately zero. The Canadian and U.S. dollar swap agreements mature in 1999 and 2000, and cash flows related to these agreements are virtually offset.

The company also had a currency swap agreement outstanding at year end 1997, related to its Deutsche Mark (DM) bonds due in 1998. The notional amount of the swap agreement is $110 million (250 million DM) and its fair value at December 31, 1997 was approximately $29 million. The DM bonds and the swap agreement will mature on May 6, 1998. The company expects to refinance this amount on a long-term basis.

Commodity Price Risk - The company is a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and petroleum-based products and is subject to the associated price risks. The company generally uses hydrocarbon commodity based derivative instruments, such as

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

options or future contracts with maturities of 18 months or less, to mitigate its exposure to fluctuations in petroleum commodity prices.

On a limited basis, the company has traded hydrocarbon commodity based derivative financial instruments. The company has controls in place and monitors its trading activities to ensure compliance. The company uses a value at risk model to assess the market risk of its commodity price sensitive derivative instruments for internal risk management purposes. Value at risk represents the potential loss in fair value the company would experience on its commodity price sensitive derivative instruments, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's calculation model is based on historical data and uses a one week time interval and a 95 percent confidence level. Trading and non-trading activities have been segregated in the model. The total amount of hydrocarbon commodity derivative instruments held for trading purposes and held for purposes other than trading are not material. Based upon the company's calculations, the value at risk related to commodity price sensitive derivative financial instruments at December 31, 1997 was immaterial.

CAPITAL EXPENDITURES FOR CONTINUING OPERATIONS

                                                       Estimated
     Millions of dollars                                    1998           1997            1996           1995
     ============================================================================================================
      Exploration and Production
        United States                                     $  549         $  367          $  418          $  497
        International                                        775            801             509             353
     ------------------------------------------------------------------------------------------------------------
        Total                                              1,324          1,168             927             850
      Geothermal and Power Operations                         73            102             114              51
      Diversified Business Group
        Agricultural Products                                 15             18              12              55
        Carbon and Minerals                                   26             30              16              12
        Pipelines                                             27             11              54               5
      Corporate and Unallocated
        New Ventures                                           4              5               5               6
        Other                                                 37             44              46              58
     ------------------------------------------------------------------------------------------------------------
         Total                                            $1,506 (a)     $1,378          $1,174          $1,037
     ------------------------------------------------------------------------------------------------------------

       (a) In light of the recent decline in commodity prices, the company is currently planning to defer about $250 million in capital spending projects.

Forecasted 1998 capital expenditures for the company's Spirit Energy 76 (Spirit Energy) group are nearly 50 percent over the 1997 levels. Domestic exploration will increase significantly over the 1997 amount as Spirit Energy focuses on exploratory drilling in deepwater prospects in the Gulf of Mexico.

International oil and gas exploration and production capital spending in 1997 increased 57 percent from 1996, reflecting increased expenditures in Thailand, Indonesia, Myanmar, Azerbaijan, Bangladesh and Canada. Geothermal energy projects in 1997 included the completion and start up of three 55-megawatt power units at the Salak field on the island of Java. During the year, exploratory drilling on the island of Sumatra confirmed commercial quantities of the Sarulla area geothermal resource. However, drilling at Sarulla was put on hold due to the postponed development of a related steam-based 80-megawatt power plant by the Indonesian government.

In 1998, the international oil and gas operation's capital spending plan is expected to approximate 97 percent of the 1997 level. Capital spending will focus on the exploration and development of oil and gas fields in Thailand, Indonesia, Myanmar, Azerbaijan, Vietnam and Bangladesh, as well as developing new power plants and pipelines in Asia. International oil and gas exploration expenditures in 1998 are projected to increase 65 percent from 1997, as the company pursues opportunities in areas offshore Vietnam, in Thailand and in deepwater areas offshore Indonesia. The company is planning exploration drilling to test the Makassar Strait production sharing contract area, offshore East Kalimantan, Indonesia. International development capital is expected to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

decrease slightly to 81 percent of the 1997 amount as development of the Yadana offshore natural gas field in Myanmar and the Pailin natural gas field in Thailand near completion. Both fields are expected to begin producing in 1998.

The 1998 capital expenditures for the Geothermal and Power Operations segment are expected to decrease from the 1997 level as the company put its drilling activities in the Sarulla contract area on hold. Should the Indonesian government reactivate the Sarulla project in the future, the company would proceed with its plan to conduct further exploration and development drilling at the site. Also, the company is in the process of demonstrating additional reserve capacity at Salak in anticipation of future expansion up to the 495-megawatt contract limitation.

Capital spending for the Diversified Business Group as a whole in 1998 is estimated to be up 15 percent as compared to the 1997 amount. The Pipelines business unit's capital expenditures in 1998 are expected to more than double as compared to 1997, as miscellaneous upgrades to existing facilities and acquisition of new or additional pipelines interests are planned. The 1998 capital expenditures for the Agricultural Products business unit is expected to decrease slightly from last year. Carbon and Mineral's 1998 capital expenditures are projected to be approximately 87 percent of the 1997 amount. Capital spending for the Carbon and Minerals business unit in 1997 was up due to the capital requirements for its lanthanides operations in Mountain Pass, California.

The company's capital spending plans are reviewed periodically depending on current economic conditions.

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

                                                         Estimated
     Millions of dollars                                   1998           1997            1996            1995
     ============================================================================================================
      Environment-related capital expenditures
        Continuing operations                               $34           $40              $15            $ 33
        Discontinued operations                             $ -           $16              $57            $197
     ------------------------------------------------------------------------------------------------------------

Environment-related capital expenditures include additions and modifications to company facilities to mitigate and/or eliminate emissions and waste generation. Most of these capital expenditures are required to comply with federal, state and local laws and regulations. The decrease in 1997 capital expenditures for discontinued operations reflected the sale of the company's refining, marketing and transportation facilities on March 31, 1997. The decrease in 1996 was primarily due to the completion of major modifications to the company's refineries to manufacture cleaner burning reformulated gasoline for the California market. These modifications were performed between 1993 and 1995 at a cost of approximately $400 million.

Amounts charged to earnings for environment-related expense were $180 million in 1997, $230 million in 1996 and $170 million in 1995. The reduction in 1997 was the result of the sale of the refining, marketing and transportation assets. Environmental expenses include remediation costs and operating, maintenance and administrative costs related to environmental compliance. These expenses include provisions for future remediation costs that were identified during the company's ongoing review of its environmental obligations. In 1997, these provisions consisted primarily of remediation costs for Guadalupe, Avila Beach and the company's adoption of the provisions of Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities," issued by the American Institute of Certified Public Accountants. The provisions are discussed in more detail below.

At December 31, 1997, the company's reserves for environmental remediation obligations totaled $268 million, of which $100 million was included in current liabilities. The total amount is grouped into the following five categories:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENVIRONMENTAL RESERVE SUMMARY

                                                                     Year end
     Millions of dollars                                               1997
     ========================================================================
        Superfund and similar sites                                     $ 24
        Former company-operated sites                                     27
        Company facilities sold with retained liabilities                 74
        Inactive or closed company facilities                            110
        Active company facilities                                         33
     ------------------------------------------------------------------------
         Total reserves                                                 $268
     ------------------------------------------------------------------------

SUPERFUND AND SIMILAR SITES - At year end 1997, Unocal had received notification from the U.S. Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 41 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 41 other similar PRP sites that may require investigation and remediation. Of the total, the company has denied responsibility at six sites and at another eight sites the company's liability, although unquantified, appears to be de minimis. The total also includes 27 sites which are under investigation or in litigation, for which the company's potential liability is not presently determinable. At another two sites, the company has made settlement payments and is in the final process of resolving its liabilities.
Of the remaining 39 sites, where probable costs can be estimated, reserves of $24 million have been established for future remediation and settlement costs.

These 82 sites exclude 60 sites where the company's liability has been settled, or where the company has no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the company is usually just one of several companies designated as a PRP. The company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in note 19 to the consolidated financial statements. The solvency of other responsible parties and disputes regarding responsibilities may also impact the company's ultimate costs.

FORMER COMPANY-OPERATED SITES - Reserves of $27 million have been established for this category of sites. Included are service station sites on leased properties at which operations have ceased and which the company is obligated to remediate before returning the properties to the owners. Also included are service station sites that the company previously owned or leased. The current owners of such properties are holding the company responsible for environmental remediation costs. This reserve also includes estimated remediation costs for oil and gas fields in California that were previously operated by the company.

COMPANY FACILITIES SOLD WITH RETAINED LIABILITIES - This category has reserves of $74 million for environmental liabilities related to former company businesses and assets that have been sold. Included are the company's former West Coast refining, marketing and transportation assets sold to Tosco Corporation on March 31, 1997. Also included are the auto/truckstop facilities, a former mine site in Wyoming, California oil and gas properties, industrial chemical and polymer sites and agricultural chemical sites. In each sale, the company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The reserves represent presently estimated future costs for investigation/feasibility studies and identified remediation work as a result of claims made by buyers of the properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Inactive or closed company facilities - Reserves of $110 million have been established for these types of facilities. The major sites in this category are the Guadalupe site, on the central California coast and the Avila Beach, California, site. Also included in this category are oil and gas properties in California and the former Beaumont refinery in Texas.

On May 14, 1997, a draft environmental impact report (EIR) prepared by a consultant to the County of San Luis Obispo, California, was issued for use by the County, the Regional Water Quality Board -- Central Coast Region and others in evaluating the company's proposed remedial action plan, as well as alternative courses of action, for remediation of the underground petroleum hydrocarbon contamination at Avila Beach, California, resulting from former company operations. The company reviewed the alternatives addressed therein versus the expected environmental benefits and issued comments in this regard as well as comments on other procedural and substantive issues subject to appeal. Certain of the alternatives addressed in the draft EIR would, if implemented, entail remediation costs significantly higher than the costs for the company's plan. The county accepted public comments on the draft EIR and on a subsequent draft environmental impact statement (EIS) that was also issued. The final EIR/EIS was issued on February 18, 1998. The final EIR was certified by the county on February 26, 1998 with no significant changes from the draft EIR.

On August 25, 1997, the County of San Luis Obispo issued a draft EIR on the company's remediation and abandonment plans for Guadalupe. The field is contaminated with diluent, a kerosene-like additive used in the company's former operations at the site. The draft EIR will allow the company, the general public, the county and other regulatory agencies to evaluate the company's proposed remediation and abandonment plan, as well as alternative courses of action, for the field. Certain of the alternatives addressed in the draft EIR would, if implemented, result in significantly higher remediation costs than the costs for the company's proposed plan. The company has completed its review of the draft EIR and issued extensive comments to the county on November 4, 1997. The final EIR was issued in March 1998. Public hearings for certification of the final EIR are scheduled for completion in early April 1998.

In 1997, the company added approximately $55 million to the remediation reserve for updated cost estimates related to its proposed remedial action plans and other costs associated with the clean-up of Avila Beach and Guadalupe. There is a possibility that the company may incur additional expenses for these sites. The actual clean-up costs for both sites will be affected by possible settlement agreements with the California Attorney General, applicable agencies and other parties of suits previously filed against the company. The company is in negotiation with the California Attorney General and believes that the settlements may be finalized in 1998. Estimates for possible additional remediation costs for these sites are included in the $270 million total possible additional remediation costs disclosed in note 19 to the consolidated financial statements.

ACTIVE COMPANY FACILITIES - The company has provided $33 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. Also included in this category are the Questa molybdenum mine in New Mexico, which resumed operations in 1996, and the Mountain Pass, California lanthanide facility, both operated by the company's Molycorp, Inc. (Molycorp) subsidiary.

During 1997, $7 million was accrued for the cost to clean-up spills from Molycorp's wastewater pipeline near the Mountain Pass facility. The spills occurred in 1996 on federal land in California near the Nevada border. Clean-up work started in 1996 and should be completed in 1998. Molycorp has been engaged in settlement negotiations with the District Attorney since May 1997 in an effort to achieve a civil resolution of this matter. In March 1998, Molycorp was notified by the Regional Water Quality Control Board of its intent to issue three administrative orders with respect to the wastewater evaporation and mine tailings ponds at the Mountain Pass facility. Molycorp temporarily suspended operation of the separations plant and wastewater pipeline. The temporary suspension of operations will not affect Molycorp's ongoing efforts to comply with existing regulatory orders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The company added approximately $14 million to the remediation reserve related to the adoption of Statement of Position 96-1, issued in late 1996 by the American Institute of Certified Public Accountants. Although the existing company accounting policies were substantially consistent with most of the provisions specified by SOP 96-1, some modifications to the policies were made regarding cost measurement.

The company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the Resource Conservation and Recovery Act (RCRA). Under these laws, the company is subject to possible obligations to remove or mitigate the environmental effects of the disposal or release of certain chemical and petroleum substances at various sites. Corrective investigations and actions pursuant to RCRA are being performed at the company's Beaumont facility, the company's closed shale oil project and the company's Washington, Pennsylvania molybdenum roasting facility. The company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities. Because these costs will be incurred at different times and over a period of many years, the company believes that these obligations are not likely to have a material adverse effect on the company's results of operations or financial condition.

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

The company has estimated, to the extent that it was able to do so, that it could incur approximately $270 million of additional costs in excess of the $268 million accrued at December 31, 1997. The amount of such possible additional costs reflects, in most cases, the high end of the range of costs of feasible alternatives identified by the company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because at a large number of sites the company is not yet in a position to estimate all, or in some cases any possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, in some cases, substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods, and other actions by government agencies and private parties.

See notes 18 and 19 to the consolidated financial statements for additional information.

FUTURE ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components in a full set of financial statements. The standard requires presentation of other items of comprehensive income by their nature in a financial statement and requires a separate presentation of the accumulated balance of other comprehensive income items from retained earnings and additional paid-in capital in the stockholders' equity section of the balance sheet. The company plans to adopt SFAS No. 130 for the year ended December 31, 1998.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes standards for reporting financial information about operating segments in annual financial statements. SFAS No. 131 also changes standards for reporting certain information about geographic areas, products and services and major customers. In addition, the standard requires the disclosure of certain information about operating segments in interim period financial reports. The company is currently evaluating the impact the accounting standard will have on its operating segment disclosures. The company plans to adopt SFAS No. 131 for the year ended December 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. The Company is examining the potential impact the adoption of this accounting requirement will have on its disclosures.

OTHER MATTERS

In May 1997, the company reached an agreement to settle the "Catabarb" civil lawsuits with the payment of an aggregate of $80 million, including full releases by all of the plaintiffs of record. The court certified the settlement in June 1997.

In October 1997, following the first phase of a trial, a federal district court jury rendered a verdict upholding the claims of the company's patent for certain compositions of reformulated gasoline. In November, following a second phase of the trial, a jury awarded the company 5-3/4 cents per gallon, for a total of $69 million, in damages for infringement of the company's reformulated gasoline patent from March through July 1996 by six of the nations largest oil companies. A third phase of the trial was held in December 1997, with respect to the plaintiffs' request that the judge find the patent unenforceable because of alleged "inequitable conduct" during its prosecution of the patent. The judge's decision is pending. Accordingly, the company had not recorded any amounts attributable to potential payments for these damages at December 31, 1997.

In January 1998, the holder of a prior patent on reformulated gasolines filed an action against the company in the same court seeking to have the company's patent invalidated and seeking damages for infringement of the prior patent.
The company believes the assertion is without merit and is vigorously defending the lawsuit.

Bridas Corporation (Bridas) filed a petition against the company and others in a Texas district court in February 1996, alleging that the defendants conspired to and did tortiously interfere with Bridas' rights under agreements with the government of Turkmenistan to develop the Yashlar field and to transport gas from that field to Pakistan. Bridas seeks substantial actual and punitive damages. The company believes the assertions made by Bridas are without merit and is vigorously defending the lawsuit. For further information see note 19 to the consolidated financial statements.

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

Energy prices are expected to remain volatile in 1998 due, in part, to OPEC's November 1997 production quota increase and the effect of a warmer winter in the Northern Hemisphere. Non-OPEC oil supplies should expand slightly this year as a result of new production in the North Sea. Tensions in Iraq relating to the United Nations' weapons inspections may also lead to increased price volatility. In addition, economic turbulence in Asia is expected to slow short-term regional demand for energy products from their rapid growth rate of recent years.

ASIAN ECONOMIC CRISIS

During 1997, Asia experienced an economic downturn which led to financial turmoil in the area. Currency exchange rates fell, as did stock prices and investor confidence in the region. In an effort to arrest the currency slide and calm investors' fears, many of the countries' governments initiated austerity programs and major financial restructurings. Several Asian countries also appealed to the International Monetary Fund (IMF) for loan

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

assistance. As part of the IMF recovery package negotiations, many countries agreed to reshape their financial policies including easing certain rules for foreign investment. The company believes that these initiatives may lead to future opportunities for Unocal, which is committed to Asia for the long term.

The company's oil, gas and geothermal operations in Asia were impacted slightly from the decline in foreign exchange values in 1997. Long-term growth in energy demand is expected to slow in the region, which may cause delays in some of the company's future projects. However, most of the company's Far East operating revenues are protected from a foreign exchange perspective through existing contracts. In Indonesia, the company sells its cost recovery and equity oil on the world market for U.S. dollars. The company also has a cost recovery contract that effectively insulates it from foreign currency exchange fluctuations. In addition, oil and liquefied natural gas are exported from Indonesia and are sources of U.S. dollars for the country. The company believes it is in Indonesia's best interest to increase exploration and production of these commodities to maximize its cash flows. The company's position as a low cost operator should enable it to expand its exploration and production program from the continental shelf and the deepwater Mahakam Delta area for many years to come.

In Indonesia, the company's geothermal operations at Salak are also designed to insulate the company from foreign currency fluctuations. The energy sales agreement calls for payment in U.S. dollars and is guaranteed by the Government of Indonesia. It may be necessary to call on the Government of Indonesia's guarantee if PLN, the state electricity company, is unable to pay the full amounts due under the energy sales agreement. The company and its 50 percent owned affiliate have received payment for all amounts related to operations through December 31, 1997. The Government of Indonesia has advised that payment of amounts for operations through the first quarter of 1998 will be made in full.

The Indonesian Government recently postponed an 80 megawatt power project in the Sarulla block in North Sumatra. The company believes that the project may be allowed to go forward as it would help fill a current need for power in the area. The company is working toward having the project placed back on the continued project list.

The Asian economic crisis had little impact on the company's Philippine Geothermal, Inc. (PGI) earnings in 1997 as payments to PGI have been tied to the dollar exchange rate. Demand for electricity produced from the PGI facilities remains strong.

Negotiations are in progress to replace PGI's existing service contract with a new arrangement that would combine both the steam field operations of PGI and the electricity generation facilities of the National Power Corporation of the Philippines (NPC). PGI has also brought the issue of the service contract renewal to arbitration by the International Chamber of Commerce. A provisional agreement was in effect until December 31, 1997 providing for PGI to receive 40 percent of its original service fee, and for the remaining 60 percent of the service fee to be distributed according to the negotiated arrangement or to be given to the prevailing party in the legal proceedings. An interlocutory order issued by the arbitration court requires both parties to maintain the status quo beyond December 31, 1997. The provisional agreement is expected to be extended, together with a suspension of the arbitration proceedings. The current financial situation in the region is not expected to significantly impair the Philippine negotiations.

In Thailand, the company's gas sales contracts are designed to adjust for foreign currency exchange fluctuations. These provisions have helped protect revenues from most of the decline in the baht in 1997. The company expects a modest natural gas price decline in 1998, as compared to 1997, if current conditions continue. Demand for electricity could slow in the country, however, the company is confident that Thailand will honor all contracts in force. This includes the new contracts for the Yadana field, offshore Myanmar and the Pailin field, offshore Thailand. Future projects in the area may be delayed, however, if energy demand continues to be slow. Yadana gas is slated to fuel Thailand's 2,800-megawatt power plant near Bangkok, which is scheduled for completion and start up in the summer of 1998. The much publicized protests by political and environmental groups opposed to the completion of the Thailand portion of the pipeline are not expected to cause major delays in the project. The Yadana contract has a take-or-pay provision with an international escrow arrangement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Thai government continues to support projects to reduce the use of imported fuel oil and substitute natural gas for power generation. There are opportunities in Thailand to displace oil-fired power, as fuel oil represents approximately 22 percent of all power fuels consumed. As a low cost supplier, the company is in a favorable position to work with the government to increase the use of natural gas as the most economical and environmentally desirable fuel for power generation.

UNITED STATES EXPLORATION AND PRODUCTION

The Spirit Energy group's capital expenditures for 1998 are budgeted at $500 million with nearly 60 percent of the total going to exploration projects. The company expects to participate in 91 exploration wells in 1998, up from 35 in 1997. In October 1997, Spirit Energy found its first commercial deepwater oil discovery in the Gulf of Mexico at its partner operated Garden Banks Block 409, approximately 150 miles off the Southeast Louisiana coast. Also in 1997, the company added 115 offshore lease blocks to its exploration inventory, including 89 deepwater blocks, during the U.S. Minerals Management Service Lease sales conducted in March and August. By year-end 1998, the company expects to drill or participate in four to six exploratory wells on its deepwater prospects. In January 1998, Spirit Energy signed a letter of commitment with Transocean Offshore, Inc. to contract for a deepwater drill ship. The drill ship will be capable of operating in water depths of up to 10,000 feet and is designed with dual drilling activity capabilities. Spirit Energy is scheduled to take delivery of the drill ship in the first quarter 2000. Drilling alliances brokered in 1997 for acreage in the productive areas offshore Southeast Louisiana and onshore Cotton Valley, East Texas, will ensure a ready inventory of onshore and continental shelf prospects is available in the interim.

In December 1997, the company forecasted that Spirit Energy's production for 1998 would approximate its 1997 levels. The company currently estimates that Spirit Energy's 1998 production will be lower than originally forecast due to the possibility of reduced capital spending and pipeline curtailments in the Gulf of Mexico.

INTERNATIONAL EXPLORATION AND PRODUCTION

The company's foreign natural gas production is expected to increase 11 percent over 1997, primarily due to the projected start up of natural gas production from the Yadana field, offshore Myanmar, the Pailin field, offshore Thailand and the Jalalabad field in Bangladesh. The offshore section of the Yadana pipeline is complete and the onshore section is expected to be completed in the summer of 1998. Foreign crude oil and condensate production for 1998 is expected to be up nearly nine percent over last year primarily due to full-year production from Azerbaijan and Yemen.

In Thailand, the company expects to spend approximately $200 million on development of crude oil and natural gas projects in 1998, primarily for the development of the Pailin field in the Gulf of Thailand. Initial production from the Pailin field is expected to begin at 165 mmcf of natural gas per day in late 1998, rising to as high as 330 mmcf per day by 2001. In 1997, the company discovered commercial quantities of natural gas in the Moragot field. Unocal has a 35 percent working interest and is the operator in the B12/27 concession block where the Pailin field and the Moragot field are located. The company is evaluating development options for the Moragot field and hope to bring the field on-line following the development of the Pailin field. In December, the company signed a new exploration agreement with the Thai Ministry of Industry to explore on blocks 10A and 11A which only recently became available after a boundary dispute resolution with Thailand's neighboring countries. These blocks are located in the prolific Pattani Basin, northeast of Unocal's existing Kaphong and Platong producing gas fields and North of the Trat field, where the company has successfully delineated additional gas resources. The company is the operator and has a 60 percent working interest in the concession. The company also signed an extension on its B10/32A concession block which lies west of the Erawan field, one of Unocal's major gas-producing fields in the Gulf of Thailand. The block is in the western part of the Pattani Basin. The company is the operator and holds a 45 percent working interest in the block. In December 1997, the company completed its exploratory drilling commitment on blocks W8/38 and W9/39 offshore Thailand in the Andaman Sea. The five well drilling program did not encounter commercial quantities of hydrocarbons. The company is evaluating the data to determine if any further exploration is appropriate.

In Indonesia, the company plans to spend over $230 million in 1998, on oil and natural gas projects, including further exploration of the Merah Besar structure of the Mahakam Delta. The Merah Besar structure extends into

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the East Kalimantan Production Sharing Contract (PSC) area and the Makassar Strait PSC area. The company recently completed the drilling and testing of the Merah Besar No. 5 well which, confirmed significant oil potential. This well is located in the East Kalimantan PSC area. Unocal is the operator of the East Kalimantan PSC area and has a 100 percent working interest in the PSC. In September 1997, the company completed the drilling and testing of the Merah Besar No. 6 well in the Makassar Strait PSC area. The well confirmed significant oil and gas potential and earned the company a 50 percent working interest in the Makassar Strait PSC. In March 1998, the company successfully drilled two more wells in the deepwater Merah Besar area. The two wells, Merah Besar No. 9 and Hitam Besar No. 1, both encountered shallow gas on the East Kalimantan PSC area. The company expects to submit a plan of development for the Merah Besar area in the fourth quarter of 1998, and could begin production by early 2001. The new development would include deepwater portions of the East Kalimantan and Makassar Strait PSCs.

In September 1997, the company signed the Sesulu PSC which is adjacent to the southern section of the company's East Kalimantan PSC area. The company is the operator and holds a 100 percent working interest in the Sesulu PSC area. Several prospects have been identified and the company plans to drill three to four additional wells during the next three years. In December 1997, the company also signed the Rapak PSC which is a natural extension of its deepwater exploration program initiated in the Mahakam Delta area. The Rapak PSC area is adjacent to the company's Makassar Strait PSC and also borders the northern section of the company's East Kalimantan PSC area. The company is the operator of the Rapak PSC and currently has a 90 percent working interest in the contract area, although 30 percent of the company's working interest has been offered to another multinational oil company subject to Indonesian Government approval. In February 1998, the company signed the Ganal PSC, which lies in the Mahakam Delta area, east of the southern portion of the Makassar Strait PSC. Ganal covers nearly 112 million acres with water depths ranging from 2,400 feet to 6,600 feet. Unocal is the operator of the Ganal PSC and has a 90 percent working interest in the contract area.

In Myanmar, capital spending is expected to decrease to approximately $90 million in 1998, as the Yadana field complex and related pipeline near completion. Construction efforts on the Yadana field include two wellhead platforms, one producing platform, one living quarters platform and one offshore pipeline. The onshore section of the Myanmar to Thailand natural gas pipeline is scheduled for completion in the summer of 1998. First production, which is scheduled for sale to Thailand under a 30-year gas sales contract and a pipeline agreement, will begin in the summer of 1998, increasing to 525 mmcf per day in 1999. A separate agreement calls for 125 mmcf per day of natural gas to be supplied to Myanmar for its domestic use once a pipeline is constructed from the field to Yangon. Unocal has a 28.26 percent working interest in the Yadana project. The French energy company, Total, is the operator of the Yadana field. The United States Congress passed legislation which allowed the President to ban future investment by United States companies in new projects within Myanmar if certain acts occurred. In 1997, the President banned all investment in new projects in Myanmar. The company believes that its current projects are not impacted by this legislation. The company's current projects include the Yadana field and related natural gas pipeline and facilities, construction of a second natural gas transmission line from the Yadana field to the city of Yangon, construction of a 200 megawatt electricity generating plant and possible construction of a 1,750-ton per day fertilizer plant. Further exploration activities include PSC's signed for blocks M5, M6 and M8. The company holds a
28.26 percent working interest in blocks M5 and M6 and holds a 33.25 percent working interest in block M8.

Beginning in 1998, the company expects to begin receiving its 10 percent working interest share of revenues for early oil production from the Azerbaijan International Operating Company (AIOC) production-sharing agreement located in the Azerbaijan portion of the Caspian Sea. The consortium has upgraded an existing northern pipeline system which connects in Russia for the export of its early oil. A proposed western pipeline route would go from Baku, Azerbaijan through Georgia and incorporate into existing pipeline segments. All contracts have been negotiated and are now being formalized for ratification. The western pipeline could begin operation in the first quarter of 1999.

Production from the Kharir field in the East Shabwa contract area in the Republic of Yemen began in December 1997. At start-up, gross production averaged approximately 17,000 barrels of oil per day (bopd). This is expected

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

to increase to 20,000 bopd in 1998, as additional wells come on production. The company has a 28.57 percent working interest in the field.

On February 13, 1998, the company's Unocal Canada Limited subsidiary reached an agreement to exchange certain of its Canadian oil and gas assets with Tarragon Oil and Gas Limited for approximately $215 million in Tarragon common stock and debentures. Unocal Canada will transfer all of its producing oil and gas assets in Alberta, essentially all of its producing assets in British Columbia, substantially all of its undeveloped lands in Alberta and certain of its undeveloped lands in British Columbia to Tarragon. In exchange, Unocal Canada Limited will receive 21 million shares of Tarragon common stock and $70 million in Tarragon subordinated debentures. This transaction is subject to customary Canadian regulatory approvals as well as approval of the Tarragon stockholders.

In Bangladesh, the company is a non-operator 50 percent working interest owner in a PSC covering three blocks. These blocks include the Jalalabad natural gas field at Sylkhet. A sales contract calls for initial delivery of 100 mmcf per day of natural gas by mid-year 1998. Additional development and delineation wells are scheduled over the next two years. The joint venture will also conduct additional exploration on the blocks.

In Brunei, the company has a non-operator 26.95 percent working interest in two offshore blocks covering an area of 600,000 acres. The first well, Perdana #1, was unsuccessful. However, the company is optimistic about the possibilities of exploring this oil and gas rich area and additional wells are planned in 1998 or early 1999.

In China, the company has a 30 percent interest in an equity joint venture company that has constructed a liquefied petroleum gas terminal near the city of Shanghai, on the Yangtze River. The terminal is scheduled for start up in the first quarter of 1999 and will have an initial throughput capacity of 500,000 metric tons.

NEW VENTURES

Azerbaijan - The company is part of the North Absheron Operating Company
Limited (NAOC) consortium that is exploring for oil on a block that includes the Ashrafi and Dan Ulduzu exploration prospects in the Caspian Sea. In January 1998, the consortium confirmed oil and gas flow equivalent to 3,500 barrels a day from the first exploration well drilled. Located north of the AIOC concession, the company has a 25.5 percent working interest in the venture.

Argentina - The company has signed a joint operating agreement with YPF, S.A. for joint exploration and development of two large exploration permit areas offshore Argentina. The offshore blocks cover approximately 3,500 square miles and include the offshore extension of the San Jorge Basin. The onshore section of the basin has already produced more than 2.5 billion barrels of oil. The company also recently signed a farm-in agreement to acquire a 40 percent working interest in an onshore exploration block covering 800 square miles in the hydrocarbon-prolific Neuquen Basin.

Vietnam - In 1996, the company signed a PSC with PetroVietnam, the Vietnam State oil company, for petroleum exploration on offshore block B. The company has a 45 percent working interest initially in the block. In December 1997, the company tested a significant gas discovery in its first exploration well on block B. The company is evaluating the commerciality of this block.

Pakistan - The company has exploration agreements with the government of Pakistan for two blocks and is participating in the drilling of an exploration well on a third block. These blocks lie on the Middle Indus gas trend in central Pakistan. The company was also recently awarded an interest in an exploration license for the Karachi Urban Block. This block covers approximately 1,430 square miles.

Bangladesh - The company is in negotiations for a major western region integrated project that includes the development of the Shahbazpur gas field in Bhola, a pipeline system and multiple power plants with an aggregate capacity of approximately 400 megawatts. The company bid on four blocks in the current bid round.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

India - The company is negotiating the terms of a power plant agreement in the state of Karnatka in Southern India and a joint venture fertilizer project in West Bengal. The company is also part of a consortium that is actively pursuing a liquefied natural gas (LNG) power project facility at Ennore in Tamil Nadu and a general cargo port, including an LNG receiving facility, at Moroli near the Maha Rashtra/Gujarat border.

Turkmenistan - The company leads an international consortium pursuing plans to build and operate crude oil and natural gas pipelines from Turkmenistan to ready markets in Pakistan. The company signed an agreement in 1995 with the government of Turkmenistan for rights to purchase natural gas and transport it through a proposed pipeline. These projects fit with the company's strategy of extending its expertise to areas with strong emerging markets. However, the company cannot move forward with these projects until the political situation stabilizes in the region.

China - The company has conducted joint cooperation projects with the China National State Petroleum Corporation, the State Planning Commission and the China National Offshore Oil Corporation related to the development of significant natural gas resources offshore. In addition, the company is involved in joint technical evaluations of hydrocarbon resources in Western Sichuan. The company is also actively pursuing oil and gas-fired power projects in east China, southwest China and north China.

GEOTHERMAL AND POWER OPERATIONS

The company is pursuing geothermal development and power generation opportunities in Latin America and recently signed an agreement with the government of Nicaragua to explore the El Najo-Santa Isabel concession, located east of Leon. The concession is in the same volcanic complex as the San Jacinto-Tizate field, a proven geothermal resource.

The company has a 24 percent equity interest in the construction of a 700 megawatt gas-fired power plant in Thailand. The consortium has an agreement with the state-run Electrical Generating Authority of Thailand to purchase power from the consortium when production begins in late 1999.

The provisional agreement between the company's wholly owned subsidiary Philippine Geothermal, Inc. (PGI) and the National Power Corporation of the Philippines (NPC) covering the operations of the Tiwi and Mak-Ban steam fields expired on December 31, 1997. PGI continues to operate the steam fields as required by an order from the arbitration court, and PGI and NPC are currently negotiating to extend the provisional agreement and to resolve the contract dispute with respect to the service agreement. For further information on PGI see page 36.

DIVERSIFIED BUSINESS GROUP

In 1997, the Agricultural Products business unit experienced lower prices for its nitrogen-based agricultural products. The company expects these lower prices to continue into 1998. Consolidation of the company's Alaska upstream oil and gas operations with the Kenai fertilizer manufacturing plant provided operating synergy in 1997, and operating efficiencies are expected to continue. The company's efforts to expand its sales in its existing markets in South Korea, Japan, China, Vietnam and India have been impacted by the Asian economic downturn and increased competition from abroad.

The Carbon and Minerals business unit restructured its Molycorp mining operations in 1997, in response to continued competitive mining pressures and lower ore prices. The work forces at the company's Mountain Pass, California lanthanide mine and processing facility and its Questa, New Mexico molybdenum mine have been reduced in an effort to more closely coordinate production with customer requirements. This work force reduction is expected to reduce future operating costs and return the mining operations to more competitive conditions. In a separate action, Molycorp has decided to temporarily suspend operation of the separations plant and wastewater pipeline at the Mountain Pass facility. The mine and mill will continue to operate to produce bastnasite products.

In December 1997, the company's Pipelines business unit increased its equity interest in the Alliance Pipeline project from five percent to just over nine percent. The Alliance Pipeline system is designed to carry natural gas from western Canada to the Chicago area for distribution throughout Northeastern United States. The proposed

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1,900 mile pipeline and natural gas liquids (NGL) extraction plant is expected to cost nearly $3 billion, of which 70 percent is expected to be financed. The pipeline and NGL plant is scheduled to start up in mid-2000, subject to necessary Canadian and U.S. approvals.

YEAR 2000 ISSUE

The issue surrounding the year 2000 (Y2K) is the result of computer programs that were written using two digits rather than four digits to define the applicable year. It is possible that computer programs that have time sensitive software may recognize a date using "00" as the year 1900 as opposed to 2000. This could result in miscalculations or system failures causing disruption of operations and failure to engage in normal business activities with possible material adverse effects on the company's operations.

The company is actively addressing the Y2K issue within its office environments and field operations. Some of the company's computer software applications have already been replaced with year 2000 compliant software. For those software applications that have not been upgraded, the company has developed a plan to correct or mitigate potential problems. In order to accomplish this task, the company has mobilized various teams to identify, assess, correct and test these software applications. The company estimates that the costs of assessing and correcting existing software programs for the Y2K issue will range between $15 million and $20 million. There can be no assurance however, that there will not be a delay in, or increased costs associated with the implementation of such changes.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information required by Item 7A, see the Disclosures about Market Risk in the Management's Discussion and Analysis on page 28 of this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                       Page
                                                                       ----
Report on Management's Responsibilities                                 43

Report of Independent Accountants                                       44

Financial Statements
  Consolidated Earnings                                                 45
  Consolidated Balance Sheet                                            46
  Consolidated Cash Flows                                               47
  Consolidated Stockholders' Equity                                     48
  Notes to Consolidated Financial Statements                         49-75

 Supplemental Information:
  Oil and Gas Financial Data                                         76-78
  Oil and Gas Reserve Data                                           78-80
  Present Value of Future Net Cash Flow Related
   to Proved Oil and Gas Reserves                                    80-82
  Selected Quarterly Financial Data                                     83
  Selected Financial Data                                               84

Supporting Financial Statement Schedule covered
  by the Foregoing Report of Independent Accountants:
  Schedule II  -  Valuation and Qualifying Accounts and Reserves        89


All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the financial statements or notes thereto.

REPORT ON MANAGEMENT'S RESPONSIBILITIES
---------------------------------------

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

Roger C. Beach             John F. Imle, Jr.    Timothy H. Ling            Joe D. Cecil
Chief Executive Officer    President            Chief Financial Officer    Vice President and
                                                                           Comptroller

                               February 16, 1998

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

TO THE STOCKHOLDERS OF UNOCAL CORPORATION:

   We have audited the accompanying consolidated balance sheets of Unocal Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997 and the related financial statement schedule. These financial statements are the responsibility of Unocal Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above, which appear on pages 45 through 77 of this Annual Report on Form 10-K, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information required to be included therein.

   As discussed in note 2 to the consolidated financial statements, Unocal Corporation and its subsidiaries changed their method of accounting for the impairment of long-lived assets and long-lived assets to be disposed of in 1995.


Coopers & Lybrand L.L.P.
February 16, 1998
Los Angeles, California

CONSOLIDATED EARNINGS                                         UNOCAL CORPORATION

                                                                                             Years ended December 31
                                                                                      -------------------------------------
Millions of dollars except per share amounts                                            1997          1996          1995
---------------------------------------------------------------------------------------------------------------------------
REVENUES
Sales and operating revenues                                                          $5,781           $5,101        $4,111
Interest, dividends and miscellaneous income                                              49               49            86
Equity in earnings of affiliated companies                                               154              106            77
Gain on sales of assets                                                                   80               72           115
---------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                                   6,064            5,328         4,389

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                                                        2,246            1,502           979
Operating expense                                                                      1,389            1,386         1,302
Selling, administrative and general expense                                              107              151           151
Depreciation, depletion and amortization                                                 962              914           911
Dry hole costs                                                                           110              139            61
Exploration expense                                                                      193              117           139
Interest expense (a)                                                                     183              279           291
Property and other operating taxes                                                        70               72            80
Distribution on convertible preferred securities of subsidiary trust                      33               10             -
---------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                                 5,293            4,570         3,914
---------------------------------------------------------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                  771              758           475
Income taxes                                                                             102              302           226
---------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before discontinued
   operations and extraordinary item                                                     669              456           249
DISCONTINUED OPERATIONS
   Earnings from operations (b)                                                            -               71            11
   Loss on disposal (c)                                                                  (50)            (491)            -
---------------------------------------------------------------------------------------------------------------------------
      Earnings (loss) from discontinued operations                                       (50)            (420)           11
EXTRAORDINARY ITEM
   Early extinguishment of debt (d)                                                      (38)               -             -
---------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                                                          $  581           $   36        $  260
Dividends on preferred stock                                                               -               18            36
Non-cash charge related to exchange of preferred securities                                -               54             -
---------------------------------------------------------------------------------------------------------------------------
      NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK                                  $  581           $  (36)       $  224
                                                                                     ======================================

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Continuing operations                                                           $ 2.69           $ 1.54        $ 0.87
      Net earnings (loss)                                                             $ 2.34           $(0.15)       $ 0.91

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Continuing operations                                                           $ 2.65           $ 1.53        $ 0.86
      Net earnings (loss)                                                             $ 2.31           $(0.07)       $ 0.90
---------------------------------------------------------------------------------------------------------------------------
(a)  Net of capitalized interest of :                                                 $  (35)          $  (15)       $  (35)
(b)  Net of tax expense (benefit) of :                                                $    -           $   44        $  (23)
(c)  Net of tax expense (benefit) of :                                                $  (31)          $ (301)       $    -
(d)  Net of tax expense (benefit) of :                                                $  (14)          $    -        $    -

                See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                    UNOCAL CORPORATION

                                                                                      At December 31
                                                                          -------------------------------
Millions of dollars                                                               1997               1996
---------------------------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash and cash equivalents                                              $        338       $        217
   Accounts and notes receivable                                                   897              1,027
   Net assets of discontinued operations                                             -              1,774
   Inventories                                                                     172                125
   Deferred income taxes                                                            71                 57
   Other current assets                                                             23                 28
---------------------------------------------------------------------------------------------------------
      Total current assets                                                       1,501              3,228
Investments and long-term receivables                                            1,113              1,206
Properties - net                                                                 4,816              4,590
Deferred income taxes                                                                7                 21
Other assets                                                                        93                 78
---------------------------------------------------------------------------------------------------------
      Total assets                                                        $      7,530       $      9,123
---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                       $        785       $      1,012
   Taxes payable                                                                   126                231
   Current portion of long-term debt and capital lease obligations                   1                118
   Interest payable                                                                 54                 70
   Current portion of environmental liabilities                                    100                 73
   Other current liabilities                                                        94                118
---------------------------------------------------------------------------------------------------------
      Total current liabilities                                                  1,160              1,622
Long-term debt and capital lease obligations                                     2,169              2,940
Deferred income taxes                                                              137                348
Accrued abandonment, restoration and environmental liabilities                     627                677
Other deferred credits and liabilities                                             601                739
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust holding solely 6-1/4% convertible
   junior subordinated debentures of Unocal                                        522                522
Common stock ($1.00 par value)
   Shares authorized:  750,000,000 (a)                                             252                251
Capital in excess of par value                                                     452                412
Foreign currency translation adjustment                                            (18)               (13)
Unearned portion of restricted stock issued                                        (31)               (14)
Retained earnings                                                                2,021              1,639
Treasury stock - at cost (b)                                                      (362)                 -
---------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                              2,314              2,275
---------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                    $      7,530       $      9,123
---------------------------------------------------------------------------------------------------------
(a)  Number of shares outstanding                                          242,526,174        250,671,266
(b)  Number of shares                                                        9,262,100                  -

The company follows the successful efforts method of accounting for its oil and gas activities.

              See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                                       UNOCAL CORPORATION


                                                                          Years ended December 31
                                                               --------------------------------------------
Millions of dollars                                              1997              1996              1995
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                   $    581          $     36          $    260
Adjustment to reconcile net earnings to
  net cash provided by operating activities
   Loss on disposal of discontinued operations (pre-tax)             81               743                -
   Extraordinary item - early extinguishment of debt (pre-tax)       52                -                 -
   Depreciation, depletion and amortization                         962             1,059             1,022
   Dry hole costs                                                   110               139                61
   Deferred income taxes                                           (249)             (332)                9
   (Gain) on sales of assets (before tax)                           (80)              (77)             (117)
   Other                                                           (162)              113                -
   Working capital and other changes related to operations
    Accounts and notes receivable                                   142              (130)               (5)
    Inventories                                                     (60)               10               (16)
    Accounts payable                                               (223)              208               115
    Taxes payable                                                  (107)               38               (33)
    Other                                                            86              (123)              (19)
-----------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                    1,133             1,684             1,277

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures (includes dry hole costs)                (1,427)           (1,398)           (1,459)
   Proceeds from sale of discontinued operations                  1,789                -                 -
   Proceeds from sales of assets                                    100               609               204
-----------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities            462              (789)           (1,255)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                            14                33                55
   Long-term borrowings                                             470               375               844
   Reduction of long-term debt and capital lease obligations     (1,336)             (943)             (734)
   Dividends paid on preferred stock                                 -                (27)              (36)
   Dividends paid on common stock                                  (199)             (199)             (197)
   Repurchase of common stock                                      (362)               -                 -
   Other                                                            (61)              (11)               (8)
-----------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                       (1,474)             (772)              (76)

Increase (decrease) in cash and cash equivalents                    121               123               (54)
Cash and cash equivalents at beginning of year                      217                94               148
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $    338          $    217          $     94
-----------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest (net of amount capitalized)                      $    187          $    276          $    268
     Income taxes (net of refunds)                             $    313          $    332          $    228

CONSOLIDATED STOCKHOLDERS' EQUITY                            UNOCAL CORPORATION




Millions of dollars except per share amounts                                          1997               1996              1995
-------------------------------------------------------------------------------------------------------------------------------
PREFERRED STOCK
   Balance at beginning of year                                                   $    -                $  513          $  513
   Exchange of preferred stock for convertible preferred securities                    -                  (468)              -
   Conversion of preferred stock to common stock                                       -                   (45)              -
-------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                           -                     -             513

COMMON STOCK
   Balance at beginning of year                                                      251                   247             244
   Issuance of common stock                                                            1                     4               3
-------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                         252                   251             247

CAPITAL IN EXCESS OF PAR VALUE
   Balance at beginning of year                                                      412                   319             237
   Issuance of common stock                                                           40                    93              82
-------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                         452                   412             319

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
   Balance at beginning of year                                                      (13)                  (10)            (13)
   Current year adjustment                                                            (5)                   (3)              3
-------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                         (18)                  (13)            (10)

UNEARNED PORTION OF RESTRICTED STOCK ISSUED
   Balance at beginning of year                                                      (14)                  (13)            (13)
   Issuance of restricted stock                                                      (26)                   (5)             (3)
   Current year amortization                                                           9                     4               3
-------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                         (31)                  (14)            (13)

RETAINED EARNINGS
   Balance at beginning of year                                                    1,639                 1,874           1,847
   Net earnings for year                                                             581                    36             260
   Cash dividends declared
       Preferred stock ($1.75 per share in 1996, and  $3.50 per share in 1995)         -                   (18)            (36)
       Common stock ($.80 per share)                                                (199)                 (199)           (197)
   Exchange of 6-1/4% convertible preferred securities of
      Unocal Capital Trust for Unocal's $3.50 preferred stock                          -                   (54)              -
-------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                       2,021                 1,639           1,874

TREASURY STOCK
   Balance at beginning of year                                                        -                     -               -
   Purchased at cost                                                                (362)                    -               -
-------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                        (362)                    -               -
-------------------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                        $2,314                $2,275          $2,930
-------------------------------------------------------------------------------------------------------------------------------

              See Notes to the Consolidated Financial Statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, Union Oil Company of California (Union Oil) along with its consolidated subsidiaries and Unocal Capital Trust, will be referred to as the company.

The consolidated financial statements of the company include the accounts of subsidiaries more than 50 percent owned. Investments in affiliates owned 50 percent or less are accounted for by the equity method. Under the equity method, the investments are stated at cost plus the company's equity in undistributed earnings and losses after acquisition. Income taxes estimated to be payable when earnings are distributed are included in deferred income taxes.

USE OF ESTIMATES - The consolidated financial statements are prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent liabilities as of the financial statement date and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES - Inventories are valued at lower of cost or market. The costs of crude oil, other petroleum products and agricultural products inventories are determined using the last-in, first-out (LIFO) method. The costs of other inventories are determined by using various methods. Cost elements primarily consist of raw materials and production expenses.

IMPAIRMENT OF ASSETS - Oil and gas producing properties are regularly assessed for possible impairment on a field-by-field basis using the estimated undiscounted future cash flows of each field. Impairment loss is charged to depreciation, depletion and amortization expense when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field.

Impairment charges are also made for other long-lived assets when it is determined that the carrying values of the assets may not be recoverable. A long-lived asset is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

OIL AND GAS EXPLORATION AND DEVELOPMENT COSTS - The company follows the successful-efforts method of accounting for its oil and gas activities.

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

DEPRECIATION, DEPLETION AND AMORTIZATION - Depreciation, depletion and amortization related to proved oil and gas properties and estimated future abandonment and removal costs for onshore and offshore producing facilities are calculated at unit-of-production rates based upon estimated proved reserves. Depreciation of other properties is generally on a straight-line method using various rates based on estimated useful lives.

MAINTENANCE AND REPAIRS - Expenditures for maintenance and repairs are expensed. in general, improvements are charged to the respective property accounts.

RETIREMENT AND DISPOSAL OF PROPERTIES - Upon retirement of facilities depreciated on an individual basis, remaining book values are charged to depreciation expense. For facilities depreciated on a group basis, remaining book values are charged to accumulated allowances. Gains or losses on sales of properties are included in current earnings.

INCOME TAXES - The company uses the liability method for reporting income taxes in which current or deferred tax liabilities or assets are recorded in accordance with enacted tax laws and rates. Under this method, the amount of deferred tax liabilities or assets at the end of each period is determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when deemed appropriate. See note 7 for the principal temporary differences and unused tax credits.

FOREIGN CURRENCY TRANSLATION - Foreign exchange translation adjustments as a result of translating a foreign entity's financial statements from its functional currency into U.S. dollars are included as a separate component of stockholders' equity. The functional currency for all foreign operations, except Canada, is the U.S. dollar. Gains or losses incurred on currency transactions in other than a country's functional currency are included in net earnings.

ENVIRONMENTAL EXPENDITURES - Environmental expenditures that create future benefits or contribute to future revenue generation are capitalized. Expenditures that relate to existing conditions caused by past operations are expensed.

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

See notes 18 and 19.

RISK MANAGEMENT

The primary objectives of the company's risk management policies are to reduce the overall volatility of the company's cash flows and to preserve revenues. As part of its overall risk strategy, the company enters into various derivative instrument contracts to protect its exposure to changes in interest rates, changes in foreign currency exchange rates, and fluctuations in crude oil and natural gas prices.

Interest Rates - The company enters into interest rate swap agreements to manage the interest cost of its debt with the objective of minimizing the volatility and magnitude of the company's borrowing costs. Net amounts under the agreements are recorded on the accrual basis as interest expense. Net related counterparty amounts are included in interest payable. Associated cash flows are presented in the operating activities section of the consolidated cash flows statement.

Foreign Currency - Various foreign currency forward and swap contracts are entered into by the company to manage its exposures to adverse impacts of foreign currency fluctuations under debt and other obligations. Foreign currency gains and losses on the outstanding contracts are recognized in earnings and offset the foreign currency gains or losses of the underlying obligations. Net related counterparty amounts are included in accounts receivable. Associated cash flows at settlement are presented in the financing activities section of the consolidated cash flows statement for contracts related to debt obligations. Cash flows related to other foreign currency obligations are presented in the operating activities section of the consolidated cash flow statement.

Commodities - The company's Global Trade group generally enters into futures, swaps and other hydrocarbon based commodity derivative contracts with maturities of 18 months or less to mitigate the company's overall exposure to fluctuations in crude oil and natural gas prices. While the intent of the company is to initially establish price protection for its forecasted oil and gas transactions, market conditions may arise causing certain positions to be closed prior to their scheduled maturity dates. Accordingly, the enterprise's overall risk management crude oil and natural gas derivative instrument activities are marked to market, and gains and losses are recognized on a current basis in the underlying commodity revenues. Net related counterparty amounts are included in accounts receivable.

For operating reasons, a business unit may occasionally request the company's Global Trade group to hedge a portion of the operating group's future crude oil or natural gas production to price exposure. These agreements are designated as hedges for accounting purposes. To qualify for hedge accounting the item must be designated as a hedge at the inception of the derivative contract, the hedged item must expose the company to price risk, the derivative instrument must reduce the company's price risk exposure, and there must be a high correlation of changes in the fair value of the derivative instrument and the fair value of the underlying item being hedged. Gains or losses in the fair value of the derivative are deferred and recognized as part of the underlying commodity revenue when the designated item is sold, extinguished or terminated. If a designated transaction is no longer expected to occur or if correlation no longer exists, then a gain or loss on the derivative is recognized to the extent the future results are not offset by the changes on the hedged item since the inception of the hedge. Net related counterparty amounts are included in accounts receivable. Cash flows related to derivative contracts settled during the period are reported in the operating activities section of the consolidated cash flows statement.

STOCK-BASED COMPENSATION - The company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", allows companies to record stock-based employee compensation plans at fair value. The company has elected to continue accounting for stock-based compensation in accordance with APB No. 25, but complies with the required disclosures under SFAS No. 123 (see note 23).

EARNINGS PER SHARE - Basic and diluted earnings per share were computed using the method prescribed by SFAS No. 128, "Earnings Per Share (EPS)." Basic EPS was computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator was also adjusted for convertible securities by adding back any convertible preferred distributions. Each group of potential dilutive common shares must be ranked and included in the diluted EPS calculation by first including the most dilutive, then the next dilutive, and so on, to the least dilutive shares. The process stops when the resulting diluted EPS is the lowest figure obtainable.

CAPITALIZED INTEREST - Interest is capitalized on certain construction and development projects as part of the costs of the assets.

OTHER - The company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less.

Certain items in prior year financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2 - ACCOUNTING CHANGES

During the fourth quarter of 1997, the company adopted SFAS No. 128, which establishes standards for computing and presenting EPS. This statement simplifies the previous standards for computing EPS and makes them comparable to international EPS standards. The company restated all prior period EPS data presented to conform to the new standard.

Effective in the fourth quarter of 1995, the company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The accounting standard set guidelines to be used for determining and measuring impairment of certain assets. As a result, the company recorded a charge to earnings of $87 million pre-tax ($53 million after-tax tax or $0.22 per common share) in the fourth quarter of 1995. This charge was principally due to the impairment of several oil and gas producing properties where downward revisions in reserve estimates indicated that future net cash flows would be insufficient to fully recover the carrying values of these properties. The carrying values were written down to estimated future discounted cash flows or fully impaired in the case of negative future cash flows. The charge was recorded to depreciation, depletion and amortization expense and reflected the reduction in value of various properties located in the United States ($44 million), The Netherlands ($37 million) and Canada ($6 million).

NOTE 3 - DISPOSITIONS OF ASSETS

In 1997, the company's proceeds from assets sales were $100 million, with a pre-tax gain of $80 million. The proceeds from assets sales consisted of: $29 million for miscellaneous real estate properties, with a pre-tax gain of $13 million; $29 million for the sale of miscellaneous oil and gas assets, with a pre-tax loss of $4 million; $25 million for the sale of Unocal Hydrocarbon Sales, with a pre-tax gain of $66 million; and $17 million for miscellaneous assets, with a pre-tax gain of $5 million. The company also received proceeds of $1,789 million from the sale of the West Coast refining, marketing and transportation assets, resulting in a pre-tax loss on disposal of $792 million recognized in 1996.

Proceeds received from asset sales during 1996 were $609 million with a pre-tax recorded gain of $77 million. The total proceeds from the sale of oil and gas properties included $472 million from the sale of California oil and gas properties with a pre-tax gain of $109 million. Proceeds and a note receivable totaling $28 million from the sale of geothermal assets were received resulting in a pre-tax loss of $92 million. The company also received $23 million from the sale of exploration blocks in the United Kingdom sector of the North Sea with a recorded pre-tax gain of $18 million and $30 million from the sale of miscellaneous real estate assets with a pre-tax gain of $17 million.

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

NOTE 4 - LEASE RENTAL OBLIGATIONS

Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year, excluding those related to discontinued operations, are as follows:

          Millions of dollars
          -----------------------------------------------
          1998                                       $ 68
          1999                                         44
          2000                                         29
          2001                                         23
          2002                                         21
          BALANCE                                     113
          -----------------------------------------------
          Total minimum lease payments               $298
          -----------------------------------------------

Net operating rental expense included in consolidated earnings, excluding those related to discontinued operations, is as follows:


MILLIONS OF DOLLARS                                                         1997              1996              1995
--------------------------------------------------------------------------------------------------------------------
Fixed rentals                                                              $  61             $  73             $  79
Contingent rentals (based primarily on sales and usage)                        9                11                12
Sublease rental income                                                        (7)               (3)               (2)
--------------------------------------------------------------------------------------------------------------------
   Net expense                                                             $  63             $  81             $  89
--------------------------------------------------------------------------------------------------------------------

NOTE 5 - IMPAIRMENT OF ASSETS

During 1997, the company recorded pre-tax charges of $69 million to earnings for impairment of certain domestic and international oil and gas properties.

In 1996, the company recorded pre-tax charges of $52 million to earnings for asset impairment for certain domestic oil and gas properties and $23 million for domestic geothermal properties.

In 1995, the company recorded a pre-tax charge to earnings of $87 million for impairment of several oil and gas producing properties. Prior to the adoption of SFAS No. 121, in the second quarter of 1995 the company recorded a pre-tax charge of $13 million for impairment of the carrying values of certain domestic oil and gas properties and $5 million for miscellaneous asset write-downs.

NOTE 6 - PROPERTY AND OTHER OPERATING TAXES

Millions of dollars                               1997             1996             1995
----------------------------------------------------------------------------------------
Real and personal property taxes                 $  31            $  30            $  41
Severance and other taxes on production             38               41               38
Other taxes and duties                               1                1                1
----------------------------------------------------------------------------------------
   Total                                         $  70            $  72            $  80
========================================================================================

In addition, social security and unemployment insurance taxes, which are charged to earnings and included with salaries and wages, totaled $37 million in 1997, $44 million in 1996 and $45 million in 1995.

NOTE 7 - INCOME TAXES

The components of the income tax provison for continuing operations are as follows:


     Millions of dollars                                                        1997              1996              1995
     --------------------------------------------------------------------------------------------------------------------
     Earnings from continuing operations before income taxes (a)
        United states                                                           303               195                  81
        Foreign                                                                 468               563                 394
     --------------------------------------------------------------------------------------------------------------------
                  Total                                                       $ 771             $ 758               $ 475
     --------------------------------------------------------------------------------------------------------------------
     Income taxes
        Current
           Federal                                                            $  87             $  76               $   3
           State                                                                 12                30                   4
           Foreign                                                              285               277                 187
     --------------------------------------------------------------------------------------------------------------------
                  Total                                                         384               383                 194
        Deferred
           Federal                                                             (168)              (70)                 14
           State                                                                  5               (13)                  6
           Foreign                                                             (119)                2                  12
     --------------------------------------------------------------------------------------------------------------------
                  Total                                                        (282)              (81)                 32
     --------------------------------------------------------------------------------------------------------------------
                    Total income taxes                                        $ 102             $ 302               $ 226
     ====================================================================================================================

     (a) Amounts attributable to the Corporate and Unallocated segment are allocated.

The following table is a reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the consolidated earnings statement.

     Millions of dollars                                                             1997              1996              1995
     ------------------------------------------------------------------------------------------------------------------------
     Federal statutory rate                                                           35%               35%               35%

     Taxes on earnings from continuing  operations at statutory rate                $ 270             $ 265             $ 166
     Taxes on foreign earnings in excess of (less than) statutory rate                (45)               75                61
     U.S. deferred tax adjustment                                                    (126)              (11)               17
     Dividend exclusion                                                               (13)              (15)              (15)
     Other                                                                             16               (12)               (3)
     ------------------------------------------------------------------------------------------------------------------------
                  Total                                                             $ 102             $ 302             $ 226
     ========================================================================================================================

The significant components of deferred income tax assets and liabilities included in the consolidated balance sheet at December 31, 1997 and 1996 are as follows:

                 Millions of dollars                                                1997                1996
                 -------------------------------------------------------------------------------------------
                 Deferred tax assets (liabilities):
                    Depreciation and intangible drilling costs                     $(696)              $(883)
                    Pension assets                                                  (166)               (154)
                    Other deferred tax liabilities                                  (240)               (284)
                    Exploratory costs                                                236                 155
                    Federal alternative minimum tax credits                          188                 191
                    Litigation/environmental costs                                   146                 161
                    Future abandonment costs                                         144                 141
                    Depletion                                                         98                 139
                    Postretirement benefit costs                                      84                  78
                    Other deferred tax assets                                        147                 186
                 -------------------------------------------------------------------------------------------
                       Total                                                       $ (59)              $(270)
                 ===========================================================================================

No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. If distributed, no additional U.S. tax is expected due to the availability of foreign tax credits. Such undistributed earnings for tax purposes, excluding previously taxed earnings, are estimated at $800 million as of December 31, 1997.

The company estimates that approximately $93 million of unused foreign tax credits will be available after the filing of the 1997 consolidated tax return with various expiration dates through the year 2002. No deferred tax asset for these foreign credits is recognized for financial statement purposes. The federal alternative minimum tax credits are available to offset future U.S. federal income taxes on an indefinite basis.

NOTE 8 - DISCONTINUED OPERATIONS

In March 1997, the company sold substantially all of its West Coast refining, marketing and transportation assets to Tosco Corporation (Tosco). In addition to cash proceeds of $1.4 billion, the company received 14,092,482 shares of Tosco common stock valued at $397 million. In May 1997, the company sold the stock back to Tosco for $394 million (net of expenses). A participation agreement also provides for up to $250 million in possible payments, which are contingent upon increased refining premiums and gasoline marketing margins in the years through 2003.

In 1997, the company recorded an additional loss on disposal of $50 million (net of a $31 million tax benefit). The additional provision was primarily due to adjustments in closing inventory amounts and higher than anticipated termination costs. Included in the $50 million amount was a favorable adjustment of $6 million (net of $4 million tax) related to a lower than expected first quarter operating loss.

The consolidated earnings statements reflect the results for the refining, marketing and transportation operations as discontinued operations. At December 31, 1996, the assets held for sale were reclassified in the consolidated balance sheet from their historical classifications to separately reflect them as net assets of discontinued operations. Cash flows related to discontinued operations have not been segregated in the consolidated statement of cash flows. Consequently, amounts on the consolidated earnings statements may not agree with certain captions on the consolidated statement of cash flows.

The summarized results of discontinued operations and related effect per common share are as follows. For earnings per share information see note 10.


                                                                       YEARS ENDED DECEMBER 31
                                                        ------------------------------------------------------
     MILLIONS OF DOLLARS                                 1997                   1996                      1995
     ---------------------------------------------------------------------------------------------------------
     Revenues                                           $   -                 $4,271                    $4,036
     Total costs and other deductions                       -                  4,156                     4,048
                                                        ------------------------------------------------------
     Earnings (loss) from operations before
        income taxes                                        -                    115                       (12)
     Income tax (benefit)                                   -                     44                       (23)
                                                        ------------------------------------------------------
     Earnings from operations                               -                     71                        11

     Loss on disposal before income taxes                 (81)                  (792)                        -
     Income tax (benefit)                                 (31)                  (301)                        -
                                                        ------------------------------------------------------
        Loss on disposal (a)                              (50)                  (491)                        -
                                                        ------------------------------------------------------
           TOTAL EARNINGS (LOSS)                        $ (50)                $ (420)                   $   11
                                                        ======================================================

(a) 1996 Includes the following estimated operating losses during the phase-out period:

     November 17, 1996 - December 31, 1996      $30 (net of income tax benefit
                                                     of $18)
     January 1, 1997 - March 31, 1997           $42 (net of income tax benefit
                                                     of $25).

NOTE 9 - EXTRAORDINARY ITEM

In May 1997, the company purchased approximately $507 million in aggregate principal amount of three of its outstanding issues of debt securities. The debt securities consisted of $161 million in debentures with an interest rate of 9-1/4 percent and $346 million in notes with interest rates of 8-3/4 percent and 9-3/4 percent. The debt securities were purchased for an aggregate price of $555 million, including a pre-tax premium of approximately $48 million over their aggregate carrying value. The premium, together with related costs of $4 million, was recorded as an extraordinary item on the company's consolidated statement of earnings.

NOTE 10 - EARNINGS PER SHARE

The following are reconcilations of the numerators and denominators of the basic and diluted EPS computations for earnings from continuing operations for the years ended December 31, 1997, 1996 and 1995:

    Millions except per share amounts
    -----------------------------------------------------------------------------------------------------------------------
                                                                       Earnings            Shares             Per Share
                                                                      (Numerator)      (Denominator)           Amount

     YEAR ENDED DECEMBER 31, 1997

          EARNINGS FROM CONTINUING OPERATIONS                               $669                248
          BASIC EPS                                                                                             $2.69
                                                                                                                =====
          EFFECT OF DILUTIVE SECURITIES
             Options                                                           -                  1
                                                                            -----------------------
                                                                             669                249             $2.68
                                                                                                                =====
             Distributions on preferred securities (after-tax)                24                 13
                                                                            -----------------------
                                                                            $693                262             $2.65
                                                                                                                =====
    YEAR ENDED DECEMBER 31, 1996
          EARNINGS FROM CONTINUING OPERATIONS                               $456
             Less:
                Dividends on preferred stock                                  18
                Non-cash charge related to exchange of
                       preferred stock                                        54
          BASIC EPS
             Earnings from continuing operations                            ----------------------
                 applicable to common stock                                  384                249             $1.54
                                                                                                                =====
          EFFECT OF DILUTIVE SECURITIES
             Options                                                           -                  1
                                                                            -----------------------
                                                                             384                250             $1.54
                                                                                                                =====
             Convertible preferred stock                                      18                 13
                                                                            -----------------------
                                                                             402                263             $1.53
                                                                                                                =====
             Distributions on preferred securities (after-tax)                 8                  3
                                                                            -----------------------
                                                                            $410                266             $1.54   (a)
    YEAR ENDED DECEMBER 31, 1995
        EARNINGS FROM CONTINUING OPERATIONS                                 $249
              Less:
                Dividends on preferred stock                                  36
                                                                            ----
        BASIC EPS
             Earnings from continuing operations
                 applicable to common stock                                  213                246             $0.87
                                                                                                                =====
        EFFECT OF DILUTIVE SECURITIES
             Options                                                           -                  1
                                                                            -----------------------
                                                                             213                247             $0.86
                                                                                                                =====
             Dividends on preferred stock                                     36                 17
                                                                            -----------------------
                                                                            $249                264             $0.94   (b)
    -----------------------------------------------------------------------------------------------------------------------

    (a) The effect of assumed conversion of preferred securities on earnings per share is antidilutive.
    (b) The effect of assumed conversion of preferred stock on earnings per share is antidilutive.

Not included in the computation of diluted EPS were options to purchase approximately 104,000 shares of common stock. These options were not included in the computation, because the exercise prices were greater than the average market prices of common shares. The exercise prices of these options range from $39.47 to $44.75 per share. The options were outstanding at December 31, 1997, and will expire in 2007.

Basic and diluted earnings per common share for discontinued operations and the extraordinary item related to the early extinguishment of debt were as follows:

Millions except per share amounts                                             Years ended December 31
-----------------------------------------------------------------------------------------------------------
                                                                        1997           1996            1995
-----------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Discontinued operations:
         Earnings (loss) from discontinued operations                 $  (50)          $ (420)        $  11
         Weighted average common stock outstanding                       248              249           246
              Earnings (loss) from  discontinued operations           $(0.20)          $(1.69)        $0.04
      Extraordinary item :
         Early extinguishment of debt (net of tax)                    $  (38)          $    -         $   -
         Weighted average common stock outstanding                       248              249           246
              Loss from  extraordinary item                           $(0.15)          $    -         $   -
DILUTIVE EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
      Discontinued operations:
         Earnings (loss) from discontinued operations                 $  (50)          $ (420)        $  11
         Weighted average common stock outstanding                       262              263           247
              Earnings (loss) from  discontinued operations           $(0.19)          $(1.60)        $0.04
      Extraordinary item :
         Early extinguishment of debt (net of tax)                    $  (38)          $    -         $   -
         Weighted average common stock outstanding                       262              263           247
              Loss from  extraordinary item                           $(0.15)          $    -         $   -
===========================================================================================================

NOTE 11 - NOTES AND OTHER RECEIVABLES

At December 31, 1997 and 1996, the company had collateralized notes, together with other receivables, totaling $62 million and $27 million, respectively, due from a number of affiliated Indonesian and other corporations and entities. the notes bear interest at rates ranging from 8 percent to 10 percent. These affiliated companies participate with subsidiaries of the company in certain Indonesian and U.S. geothermal and petroleum projects. About $3 million is currently payable on the notes.

NOTE 12 - INVENTORIES


            Millions of dollars                                   1997                1996
            ------------------------------------------------------------------------------
            Crude oil and other petroleum products               $  34               $  12
            Agricultural products                                   43                  31
            Carbon and minerals                                     56                  31
            Materials, supplies and other                           39                  51
            ------------------------------------------------------------------------------
                   Total                                         $ 172               $ 125
            ==============================================================================

The inventory amounts above exclude $225 million for 1996 discontinued operations.

The current replacement cost of inventories exceeded the LIFO inventory value included above by $18 million at December 31, 1997 and 1996. Petroleum refining, marketing and transportation inventories at December 31, 1996 have been included in net assets of discontinued operations. At December 31, 1996, the replacement cost of these inventories exceeded the LIFO inventory value by $148 million.

NOTE 13 - INVESTMENTS IN AFFILIATES

Investments in affiliated companies accounted for by the equity method were $413 million, $578 million and $386 million at December 31, 1997, 1996 and 1995, respectively. Dividends or cash distributions received from these affiliates were $83 million, $89 million and $88 million for the same years, respectively. In 1997, these affiliated companies are primarily engaged in pipeline ventures.

The excess of the company's investments over its shares in the related underlying equity in net assets of Colonial Pipeline Company, Inc., West Texas Gulf Pipeline Company and various other pipeline companies is being amortized on a straight-line basis over range of 20 to 40 years. The remaining unamortized balance for these companies at December 31, 1997 was $113 million.

During 1997, the company and PDV America, Inc. a unit of Petroleos de Venezuela,
S. A., completed the restructuring of the UNO-VEN Company (UNO-VEN), a refining and marketing partnership in the midwestern United States. In a separate transaction, the company sold to PDV Midwest Refining, L.L.C. (PDV Midwest), an affiliate of PDV America, the petrochemical business previously conducted by Unocal Hydrocarbon Sales, an Illinois-based bulk distributor of solvents.

In restructuring the UNO-VEN partnership, PDV Midwest received substantially all of the refining and marketing assets of UNO-VEN and assumed certain liabilities associated with those assets. The transaction also included the transfer of a 25 percent interest in the Needle Coker Company from the partnership to PDV Midwest.

At December 31, 1997, 1996 and 1995, the company's share of the net capitalized costs of affiliates engaged in oil and gas exploration and production activities are $158 million, $75 million and $9 million, respectively.

Summarized financial information for these equity investees, excluding investees of discontinued operations, is shown below.


                                                1997                  1996                       1995
                                         ------------------------------------------------------------------
                                                  Unocal's                  Unocal's               Unocal's
     Millions of dollars                   Total    Share        Total        Share         Total    Share
     ------------------------------------------------------------------------------------------------------
     Revenues                            $1,764      $620       $2,786       $1,155        $2,350      $947
     Costs and other
        deductions                        1,453       536        2,440        1,049         2,057       870
     ------------------------------------------------------------------------------------------------------
     Net earnings                        $  311      $ 84       $  346       $  106        $  293      $ 77
     ------------------------------------------------------------------------------------------------------
     Current assets                      $  493      $176       $  792       $  334        $  612      $244
     Noncurrent assets                    2,295       610        2,546          800         1,846       568
     Current liabilities                    506       160          711          266           568       212
     Noncurrent liabilities               1,157       325        1,228          366         1,012       273
     Net equity                          $1,125      $301       $1,399       $  502        $  878      $327
     ======================================================================================================


NOTE 14 - PROPERTIES AND CAPITAL LEASES

Investments in owned and capitalized leased properties at December 31, 1997 and 1996 are set forth below. Total accumulated depreciation, depletion and amortization for continuing operations was $9,896 million and $9,502 million at December 31, 1997 and 1996, respectively.





                                                                1997                                       1996
                                                --------------------------------------------------------------------------------
Millions of dollars                                    Gross                Net                Gross                   Net
--------------------------------------------------------------------------------------------------------------------------------
Owned properties (at cost)
   Oil and gas operations:
      Exploration
         United States
            Spirit Energy                                 $   165           $  140                $    58                 $   28
            Other                                               8                4                      4                      -
         International
            Far East                                          145              132                    111                    101
            Other Foreign                                      83               31                     85                     30
      Production
         United States
            Spirit Energy                                   5,474            1,582                  5,610                  1,826
            Other                                           1,189              335                  1,162                    388
         International
            Far East                                        3,668            1,029                  3,264                    916
            Other Foreign                                   1,369              506                  1,450                    390
--------------------------------------------------------------------------------------------------------------------------------
         Total                                             12,101            3,759                 11,744                  3,679
   Global Trade                                                 3                2                      5                      3
   Geothermal and Power Operations                            846              375                    763                    307
   Diversified Business Group
      Agricultural Products                                   679              216                    659                    212
      Carbon & Minerals                                       303              160                    173                     71
      Pipelines                                               337               99                    332                    103
   Corporate and Unallocated                                  428              204                    402                    214
--------------------------------------------------------------------------------------------------------------------------------
      Total owned properties                               14,697            4,815                 14,078                  4,589
Capitalized leased properties                                  15                1                     14                      1
--------------------------------------------------------------------------------------------------------------------------------
            Total continuing operations                   $14,712           $4,816                $14,092                 $4,590
Discontinued operations                                         -                -                  3,520                  2,162
--------------------------------------------------------------------------------------------------------------------------------
            Total                                         $14,712           $4,816                $17,612                 $6,752
================================================================================================================================

Net property, plant and equipment of $2,162 million ($3,520 million gross) for discontinued operations at December 31, 1996 has been reflected in the net assets of discontinued operations (see note 8).

NOTE 15 - RETIREMENT PLANS

The company and its subsidiaries have several non-contributory retirement plans covering substantially all employees. Plan benefits are primarily based on years of service and employees' compensation near retirement. All U.S. plans are administered by corporate trustees. There was no company contribution to the principal U.S. plan during the years 1995 through 1997, as plan assets substantially exceeded the pension obligations. At year end 1997, plan assets principally consisted of equity securities, U.S. government and agency issues, corporate bonds and cash.

Employees of certain foreign subsidiaries of the company are covered by separate plans. Total obligations for all pension costs for the funded U.S. plans include the following components:

Millions of dollars                                                                            1997          1996        1995
----------------------------------------------------------------------------------------------------------------------------------
Service cost - benefits earned during the year                                                $  22         $  29       $  21
Interest cost on projected benefit obligation                                                    58            53          52
Actual return on plan assets                                                                   (179)         (143)       (225)
Net amortization and deferral                                                                    59            29         129
Net (gain) loss from partial settlement of obligation and curtailment of operations               -            13          (7)
----------------------------------------------------------------------------------------------------------------------------------
Net pension income                                                                            $ (40)        $ (19)      $ (30)
----------------------------------------------------------------------------------------------------------------------------------

Net loss from partial settlement of obligation and curtailment of operations for 1996 includes a loss of $15 million associated with discontinued operations (see note 8).

The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheet at December 31, 1997 and 1996:

Millions of dollars                                                   1997              1996
-----------------------------------------------------------------------------------------------
Plan assets at fair value                                             $1,154             $1,116
-----------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
    Vested benefits                                                      672                668
    Nonvested benefits                                                    43                 15
-----------------------------------------------------------------------------------------------
Accumulated benefit obligation                                           715                683
Effect of projected future salary increases                               73                 75
-----------------------------------------------------------------------------------------------
Projected benefit obligation                                             788                758
-----------------------------------------------------------------------------------------------
Plan assets in excess of projected benefit obligation                    366                358
Unrecognized net loss                                                     72                 75
Unrecognized net assets                                                  (18)               (40)
Unrecognized prior service cost                                           16                 17
-----------------------------------------------------------------------------------------------
   Prepaid pension cost                                               $  436             $  410
-----------------------------------------------------------------------------------------------

The assumed rates used to measure the projected benefit obligation and the expected earnings on plan assets were as follows:

                                                          1997          1996          1995
-----------------------------------------------------------------------------------------------
Weighted-average discount rate                            7.00%         7.25%       7.25%
Increase in future compensation levels                    4.00%         4.00%       4.00%
Expected long-term return on plan assets                  9.50%         9.50%       9.50%
-----------------------------------------------------------------------------------------------

The amount of benefits which can be covered by the funded plans described above are limited by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Therefore, the company has a supplemental retirement plan designed to maintain benefits for all employees at the plan formula level. The amounts expensed for this plan were $2 million, $2 million and $5 million in 1997, 1996 and 1995, respectively. The accumulated obligation recognized in the consolidated balance sheet at December 31, 1997 was $15 million. The company has established a grantor trust to provide funding for the benefits payable under the supplemental retirement plan. Total assets held in the trust at December 31, 1997 and 1996 amounted to $19 million and $16 million, respectively.

NOTE 16 - POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT PLANS

The company's medical plan provides health care benefits for eligible employees and retired employees. Employees may become eligible for postretirement benefits if they reach the normal retirement age while working for the company. The plan is contributory and the benefits are subject to deductibles and co-payments.

The following table sets forth the postretirement benefit obligation recognized in the consolidated balance sheet at December 31, 1997 and 1996:

Millions of dollars                                    1997    1996
-----------------------------------------------------------------------------
Accumulated postretirement benefit obligations:
  Retirees                                            $146    $130
  Fully eligible active employees                       13      20
  Other active employees                                32      50
------------------------------------------------------------------------------
    Total                                              191     200
Unrecognized gain and prior service cost                18      24
------------------------------------------------------------------------------
    Accrued postretirement benefit cost               $209    $224
------------------------------------------------------------------------------

Net periodic postretirement benefits cost is comprised of the following components:

Millions of dollars                     1997         1996       1995
------------------------------------------------------------------------------
Service cost                           $  3         $  7        $  4
Interest cost                            13           15          15
------------------------------------------------------------------------------
   Total Cost                          $ 16         $ 22        $ 19
------------------------------------------------------------------------------

The accumulated postretirement benefit obligation at December 31, 1997 was determined using a discount rate of 7.0 percent. The health care cost trend rates used in measuring the 1997 benefit obligations were 5.7 percent for under age 65 and 5.5 percent for age 65 and over, gradually decreasing to 5.0 percent by the year 2001 and remaining at that level thereafter. The rates are subject to change in the future. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, an increase in the assumed health care cost trend rate of one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $21 million and net periodic benefits cost by $2 million.

The company also provides benefits such as workers' compensation and disabled employees' medical care to former or inactive employees after employment but before retirement. The accumulated postemployment benefit obligation was $18 million as of December 31, 1997 and $20 million as of December 31, 1996.

NOTE 17 - LONG-TERM DEBT AND CREDIT AGREEMENTS

The following table summarizes the company's long-term debt and capital lease obligations:


Millions of dollars                                               1997    1996
-------------------------------------------------------------------------------
BONDS AND DEBENTURES
 9-1/4% Debentures due 2003                                      $ 89    $250
 9-1/8% Debentures due 2006                                       200     200
 6-1/8% to 7-7/8% Industrial Development Revenue
  Bonds due 1999 to 2008                                           23      23
 Deutsche Mark Bonds due 1998(6.125%)(a)                          139     162
NOTES
 Commercial paper (6.20%)(a)                                       99      64
 Medium-term notes due 1998 to 2015 (8.33%)(a)(b)                 952   1,067
 Bank Credit Agreement                                              -     250
 Revolving credit facilities (6.47%)(b)                           160     180
 9-3/4% Notes due 2000                                             65     250
 8-3/4% Notes due 2001                                             39     200
 6-3/8% Notes due 2004                                            200     200
 7-1/5% Notes due 2005                                            200     200
OTHER MISCELLANEOUS DEBT AND CAPTIAL LEASES                         4      12
-------------------------------------------------------------------------------
  Total debt and capital leases                                 2,170   3,058
  Less current portion of long-term debt and capital leases         1     118
-------------------------------------------------------------------------------
  Total long-term debt and capital leases                     $ 2,169 $ 2,940
-------------------------------------------------------------------------------

(a) The company has the intent and the ability to refinance current maturities.
(b) Weighted average interest rate at December 31, 1997

The amounts of long-term debt maturing in 1999, 2000, 2001 and 2002 are $167 million, $281 million, $106 million and $273 million, respectively.

The company's debt reduction program was a primary focus during 1997. The amount of total debt and capital leases was reduced $888 million from the year end 1996 level, primarily with the proceeds from the sale of the company's West Coast refining, marketing and transportation assets. Debt reductions primarily consisted of: approximately $507 million in debt securities purchased in a tender offer on May 15, 1997; reduction in credit facilities; and scheduled maturities. The debt securities consisted of $161 million in debentures with an interest rate of 9-1/4 percent and $346 million in notes with interest rates of 8-3/4 percent and 9-3/4 percent. The debt securities were purchased for aggregate prices of approximately $555 million, including a pre-tax premium of approximately $48 million over their aggregate carrying value. The premium, together with related costs, was recorded as an extraordinary item in the company's consolidated statement of earnings. The debt repayments and debt securities purchased substantially completed the company's program to reduce outstanding debt by $800 million.

During 1997, the company borrowed an additional $30 million under a $250 million revolving credit facility that was established in 1993 for the purpose of funding certain oil and gas developments in Thailand. The balance drawn against this revolving credit facility, which terminates December 15, 2000, was $160 million at December 31, 1997. During the year, $115 million in medium-term notes matured and the company terminated its $50 million revolving credit facility. Cash on hand was used to retire the medium-term notes and prepay the credit facility. Borrowings under credit facilities bear interest at different margins above London Interbank Offered Rates (LIBOR) and the agreements call for facility fees on either the total or undrawn commitment.

On October 10, 1997, the company signed a new Bank Credit Agreement providing a revolving credit facility of $1 billion through October 2002. This agreement is available for general corporate purposes, including the support of commercial paper. The $1.2 billion Bank Credit Agreement balance of $250 million was paid off during the third quarter of 1997. The $1.2 billion Bank Credit Agreement and the $200 million 364-day credit facility established in 1995 were canceled in October 1997. The company has other undrawn letters of credit for approximately $149 million. The majority are maintained for operational needs.

The Bank Credit Agreement and certain of the other revolving credit facilities described above provide for the termination of the commitments and require the prepayment of all outstanding borrowings in the event (a) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of the Board of Directors of Unocal (the Board), at least a majority of which are continuing directors (as defined therein), or (b) continuing directors shall cease to constitute at least a majority of the Board.

NOTE 18 - ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES

At December 31, 1997, the company had accrued $459 million for the estimated future costs to abandon and remove wells and production facilities. The total cost for abandonments are predominantly accrued for on a units-of-production basis and are estimated to be approximately $629 million. This estimate was derived in large part from abandonment cost studies performed by an outside firm and is used to calculate the amount to be amortized.

At December 31, 1997, the company's reserve for environmental remediation obligations totaled $268 million, of which $100 million was included in current liabilities. The reserve includes estimated probable future costs of $24 million for federal Superfund and comparable state-managed multi-party disposal sites, $27 million for formerly-operated sites for which the company has remediation obligations; $74 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $110 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $33 million for active sites owned and/or controlled by the company and utilized in its present operations.

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

ENVIRONMENTAL MATTERS - The company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources; for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by the company or others and are associated with past and present operations, including sites at which the company has been identified as a potentially responsible party (PRP) under the federal Superfund laws and comparable state laws. Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where the company is able to determine whether it is liable or, if liability is probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of the company's liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper clean-up methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several and retroactive liabilities on PRPs, and the fact that the company is usually just one of a number of companies identified as a PRP.

As disclosed in note 18, at year end 1997 the company had accrued $268 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $270 million.

TAX MATTERS - In December 1994, the company received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1985 through 1987. In February 1995, the company filed a protest of the proposed tax deficiency with the Appeals section of the IRS. Discussions with the Appeals Officer are nearly complete, and it now appears unlikely that any issues raised in the Notice will proceed to either litigation or mediation, and it is expected that all matters will be settled. The settlement will require approval by the Joint Committee on Taxation of the U.S. Congress and such approval should be granted.

The total amount of tax and interest that the company would be required to pay if the IRS were ultimately to prevail on the material issues described in the Notice, after application of foreign tax credits and overpayments related to other issues, and assuming a full disallowance of the claim for refund discussed below, is estimated at $508 million as of December 31, 1997.

During the first quarter of 1997, the IRS examination team completed its review of a claim for refund filed by the company relating to its 1985 tax liability. The IRS has not formally allowed the claim, however, as a result of the expected settlement described above, the company believes that a portion of the claim will be allowed and that such allowance should entitle it to a small refund for overpayment of tax or interest for all open taxable years preceding 1988.

The company believes it has adequately provided in its accounts for items and issues not yet resolved.

OTHER MATTERS - In February 1996, Bridas Corporation filed a petition against the company and others in the District Court of Fort Bend County, Texas, alleging that the defendants conspired to and did tortiously interfere with Bridas' rights under agreements with the government of Turkmenistan to develop the Yashlar Field and to transport gas from that field to Pakistan. The petition also alleges that the defendants interfered with Bridas' exclusive right to lay a gas pipeline in Afghanistan. Bridas seeks actual damages as well as punitive damages, plus interest. Bridas' expert witnesses have stated in pre-trial discovery that Bridas' total actual damages for loss of future profits are approximately $1.7 billion. In the alternative, Bridas is expected to seek an award of approximately $430 million with respect to its total expenditures in Turkmenistan. The company believes the assertions made by Bridas are without merit and is vigorously defending the lawsuit.

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

NOTE- 20 - OTHER FINANCIAL INFORMATION

The consolidated balance sheet at December 31 includes the following:

Millions of dollars                                     1997       1996
----------------------------------------------------------------------------
Other deferred credits and liabilities:
 Postretirement medical benefits obligation             $210       $207
 Reserve for litigation and other claims                 181        369
 Other employee benefits                                  70         85
 Advances related to future production                    47         51
 Minority interest                                        29          7
 Other                                                    64         20
----------------------------------------------------------------------------
  Total                                                 $601       $739
----------------------------------------------------------------------------
Allowances for doubtful accounts and notes receivable   $ 35       $ 35
Allowances for investments and long-term recivables     $ 32       $ 13
----------------------------------------------------------------------------

NOTE 21 - TRUST CONVERTIBLE PREFERRED SECURITIES

In September 1996, Unocal exchanged 10,437,873 new 6-1/4 percent Trust convertible preferred securities of Unocal Capital Trust, a Delaware business trust (the Trust), for 9,352,962 shares of Unocal's $3.50 convertible preferred stock which were tendered in response to Unocal's exchange offer. Unocal acquired the preferred securities, which have an aggregate liquidation value of $522 million, from the Trust, together with 322,821 common securities of the Trust, which have an aggregate liquidation value of $16 million, in exchange for $538 million principal amount of 6-1/4 percent convertible junior subordinated debentures of Unocal. The convertible preferred securities and common securities of the Trust represent undivided beneficial interests in the debentures, which are the sole assets of the Trust.

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

The Trust is accounted for as a consolidated subsidiary of Unocal, with the debentures and payments thereon by Unocal to the Trust eliminated in the consolidated financial statements. The exchange of preferred stock to convertible securities and the conversion of preferred stock to common stock were non-cash transactions and, therefore, were excluded from the 1996 cash flow statement. The payment obligations of the Trust under the convertible preferred securities are unconditionally guaranteed on a subordinated basis by Unocal. Such guarantee, when taken together with Unocal's obligations under the debentures and the indenture pursuant to which the debentures were issued and its obligations under the amended and restated declaration of trust governing the Trust, provides a full and unconditional guarantee by Unocal of the Trust's obligations under the convertible preferred securities.

Following the exchange offer, Unocal called the 897,038 unexchanged shares of the $3.50 convertible preferred stock for redemption. All of these shares were converted by the holders into 1,458,575 shares of Unocal common stock prior to the redemption date.

The number of Trust preferred securities outstanding on December 31, 1997 and December 31, 1996 were 10,437,212 and 10,437,873, respectively.

NOTE 22 - CAPITAL STOCK

Common Stock
Authorized - 750,000,000
$1.00 Par value per share
Thousands of shares                                           1997                   1996                 1995
------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                              250,671                 247,310              244,199
Issuance of common stock                                        1,117                   3,361                3,111
Purchase of treasury stock                                     (9,262)                      -                    -
------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                    242,526                 250,671              247,310
------------------------------------------------------------------------------------------------------------------

At December 31, 1997, there were approximately 12.3 million shares reserved for the conversion of Unocal Capital Trust preferred securities, 14.3 million shares for the company's employee benefit plans and Directors' Restricted Stock Plan and 3.9 million shares for the company's Dividend Reinvestment and Common Stock Purchase Plan.

TREASURY STOCK - In December 1996, the company established a common stock repurchase program. The common shares were purchased through the open market or privately negotiated transactions at the discretion of company management. The purchases were made depending upon financial and market conditions or as otherwise permitted under applicable rules. The board of directors authorized the repurchase of up to $400 million of the company's stock. At December 31, 1997, the company had 9,262,100 common shares in treasury stock, which is shown at a cost of $362 million. The program was completed on January 13, 1998. In January 1998, the board of directors extended the repurchase program and authorized management to repurchase up to an additional $200 million of the company's common stock.

CONVERTIBLE PREFERRED STOCK - The company has authorized 100,000,000 shares of preferred stock with a par value of $0.10 per share. In July 1992, the company issued 10,250,000 shares of $3.50 convertible preferred stock. During 1996, all outstanding shares of convertible preferred stock were exchanged for 6-1/4 percent Trust convertible preferred securities of Unocal Capital Trust or were converted into Unocal common stock (see note 21).

Prior to the exchange and conversion, the preferred stock accrued annual dividends of $3.50 per share. The dividends were cumulative and payable quarterly in arrears, when and as declared by Unocal's Board of Directors. Holders of the preferred stock had no voting rights However, there were certain exceptions, including the right to elect two additional directors if the equivalent of six quarterly dividends payable on the preferred stock were missed.

STOCKHOLDER RIGHTS PLAN - In January 1990, the Board adopted a stockholder rights plan (Rights Plan) and declared a dividend of one preferred stock purchase right (Right) for each share of common stock outstanding. The Board also authorized the issuance of one Right for each common share issued after February 12, 1990, and prior to the earlier of the date on which the rights become exercisable, the redemption date or the expiration date.

The Board has designated 3,000,000 shares of preferred stock as Series A Junior Participating cumulative preferred stock (Series A preferred stock) in connection with the Rights Plan. The Rights Plan provides that in the event any person, or group of affiliated persons, becomes, or commences a tender offer or exchange offer pursuant to which such person or group would become the beneficial owner of 15 percent or more of the outstanding common shares, each Right (other than Rights held by the 15 percent stockholder) will be exercisable, on and after the close of business on the tenth business day following such event, unless the Rights are redeemed by the Board of Directors of the company, to purchase units of Series A preferred stock (each consisting of one one-hundredth of a share) having a market value equal to two times the then-current exercise price (initially $75). The Rights Plan further provides that if, on or after the occurrence of such event, the company is merged into any other corporation, or 50 percent or more of the company's assets or earning power are sold, each Right (other than Rights held by the 15 percent stockholder) will be exercised to purchase shares of the acquiring corporation having a market value equal to two times the exercise price.

The Rights expire on January 29, 2000, unless previously redeemed by the Board. The Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings of the company. As of December 31, 1997, none of the Series A preferred stock had been issued nor had the Rights become exercisable.

NOTE 23 - STOCK-BASED COMPENSATION PLANS

Under the company's Special Stock Option Plans of 1996 and 1997, Long-Term Incentive Plans of 1991 and 1985, and the Directors' Restricted Stock Plan, non-qualified stock options, restricted stock, performance shares and other common stock-based awards are granted to executives, directors and certain employees to provide incentives and rewards to enhance the profitability of the company and increase shareholder value. The 1996, 1991 and 1985 plans authorized up to 1.1 million, 11 million and 9 million shares of common stock, respectively for stock options, restricted stock and performance share awards. The directors' plan authorizes the issuance of up to 300,000 shares of common stock.

Stock options granted have a maximum life of 10 years and generally vest over a three-year period at a rate of 50 percent the first year and 25 percent per year for the two succeeding years.

The option price will not be less than the fair market value of the company's common stock on the date the option is granted. Restrictions may be imposed for a period of five years on certain shares acquired through the exercise of options granted after 1990 under the Long-Term Incentive Plans of 1985 and 1991. Generally, restricted stock awards are based on the average closing price of the company's common stock for the last 30 trading days of the year prior to the grant date or on the average price of the company's common stock on the trading day that the stock is awarded. Restricted shares are not delivered until the end of the restricted period which does not exceed 10 years. Performance share awards have a four-year term and are generally paid out 50 percent in shares of common stock and 50 percent in cash. The awards are paid out based on the return of the company's common stock relative to the average return on the common stock of a peer group of companies.

A summary of the company's stock plans as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates is presented below:



                                                                                           Weighted                   Weighted
                                                                                            Average                   Average
                                                                                            Option                     Grant
                                                                                           Exercise                  Date Fair
                                                               Number of                     Price                     Value
                                                            Options/Shares                 Per Share                 Per Share
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1995                            4,044,217                      $25                         $ -
Options granted during year                                         856,189                       28                          28
Options exercised during year                                      (272,817)                      21                           -
Options canceled/forfeited during year                             (145,710)                      29                           -
Options expired during year                                          (8,644)                      24                           -
                                                        -------------------
Options outstanding at December 31, 1995                          4,473,235                       26                           -
Options exercisable at December 31, 1995                          3,296,294                       25                           -
Restricted stock awarded during year                                141,339                        -                          29
Performance shares awarded during year                              303,449                        -                          29
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1996                            4,473,235                       26                           -
Options granted during year                                       2,011,983                       33                          33
Options exercised during year                                    (1,328,954)                      24                           -
Options canceled/forfeited during year                              (47,060)                      30                           -
                                                        -------------------
Options outstanding at December 31, 1996                          5,109,204                       29                           -
Options exercisable at December 31, 1996                          2,747,611                       27                           -
Restricted stock awarded during year                                152,169                        -                          33
Performance shares awarded during year                              306,713                        -                          33
--------------------------------------------------------------------------------------------------------------------------------

                                                                                            Weighted                    Weighted
                                                                                             Average                     Average
                                                                                              Option                       Grant
                                                                                            Exercise                   Date Fair
                                                                Number of                      Price                       Value
                                                           Options/Shares                  Per Share                   Per Share
--------------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1997                            5,109,204                       29                           -
Options granted during year                                         872,720                       39                          39
Options exercised during year                                      (605,430)                      28                           -
Options canceled/forfeited during year                             (454,466)                      31                           -
                                                        -------------------
Options outstanding at December 31, 1997                          4,922,028                       31                           -
Options exercisable at December 31, 1997                          3,370,712                       29                           -
Restricted stock awarded during year                                642,187                        -                          38
Performance shares awarded during year                              197,505                        -                          40
--------------------------------------------------------------------------------------------------------------------------------

Under the Special Stock Option Plan of 1997, the Management Incentive Program, and the Directors' Restricted Stock Plan, there were 2,000,000 shares, 3,029,522 shares and 205,982 shares, respectively, available at year end 1997 for stock option awards as well as other awards. No additional grants may be awarded under the Long-Term Incentive Plan of 1985 and the Special Stock Option Plan of 1996.

Significant option groups outstanding at December 31, 1997 and related weighted average price and life information follows:

                               OPTIONS OUTSTANDING                                                      OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------      ---------------------------------------
                                                    Weighted               Weighted                                      Weighted
                               Number                Average                Average               Number                 Average
     Range of               Outstanding             Remaining              Exercise             Exercisable              Exercise
  Exercise prices           at 12/31/97           Life (years)               Price              at 12/31/97               Price
--------------------------------------------------------------------------------------      ---------------------------------------
     $21 - $24                    659,394                   2.9                    $22               659,394                    $22
     $26 - $29                  1,697,032                   6.3                    $28             1,528,713                    $28
     $30 - $34                  1,718,687                   7.2                    $33               985,694                    $32
     $37 - $45                    846,915                   9.5                    $39               196,911                    $39
--------------------------------------------------------------------------------------      ---------------------------------------

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                               1997                   1996                   1995
-------------------------------------------------------------------------------------------------
 Expected life (years)                            4                      4                      4
 Interest rate                                  6.4%                   6.1%                   6.9%
 Volatility                                    28.1%                  23.8%                  20.9%
 Dividend yield                                 2.0%                   2.4%                   2.8%
-------------------------------------------------------------------------------------------------

The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation. Stock-based compensation expense recognized in the company's consolidated earnings statement was $24 million in 1997, $36 million in 1996 and $18 million in 1995. Had the company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated below:


Millions of dollars except per share amounts                  1997            1996              1995
-------------------------------------------------------------------------------------------------------
 Net earnings
    As reported                                                $ 581         $    36              $ 260
    Pro forma                                                    575              32                257
 Net basic earnings (loss) per share
    As reported                                                $2.34          ($0.15)             $0.91
    Pro forma                                                   2.32           (0.16)              0.90
-------------------------------------------------------------------------------------------------------

 1996 reported earnings per share have been restated to reflect a non-cash charge of
  $54 million related to a premium on the exchange of preferred stock (see note 21).

NOTE 24 - FINANCIAL INSTRUMENTS

The company does not hold or issue financial instruments for trading purposes other than those that are hydrocarbon commodity based.

Notional amounts are not included in the consolidated balance sheet and generally exceed the future cash requirements relating to the instruments.

The counterparties to the company's financial instruments include regulated exchanges, international and domestic financial institutions and other industrial companies. All of the counterparties to the company's financial instruments must pass certain credit requirements deemed sufficient by management before trading physical commodities or financial instruments with Unocal. Even though the company may be exposed to losses in the event of non-performance by these counterparties, it does not anticipate that such losses will be realized. In the opinion of management, the off-balance-sheet risk associated with these instruments is minimal and immaterial.

FOREIGN CURRENCY FORWARD AND SWAP CONTRACTS - Unocal enters into various foreign currency forward and swap contracts to manage its exposures to adverse impacts of foreign currency fluctuations under debt and other obligations. Foreign currency gains or losses on the outstanding contracts essentially offset the foreign currency gains or losses of the underlying obligations.

During 1986, the company entered into a currency swap agreement to hedge foreign currency exchange exposures related to the interest and principal payments on the company's Deutsche Mark bonds due in 1998. The Deutsche Mark swap has the same maturity as the related underlying debt. At year-end, 1997 and 1996, the aggregate notional principal amount of the Deutsche Mark swap agreement was $110 million. At year end 1997, this currency swap agreement had a fair value of approximately $29 million, based on dealer quotes, which is included in long-term receivables on the consolidated balance sheet.

In addition, the company had two currency swap agreements outstanding on borrowings of its Canadian subsidiary, with notional amounts totaling $250 million at year-end 1997 and 1996. The agreements, entered into by the subsidiary, have the effect of changing the subsidiary's U.S. dollar denominated borrowings into its functional Canadian currency. The objective of these agreements is to limit the subsidiary's exposure to currency exchange gains and losses. The parent company also has two currency swap agreements to offset the subsidiary's currency swaps with the objective of maintaining the underlying debt in U.S. dollars for reporting in the consolidated financial statements.
The maturities of the agreements range from 1999 to 2000, which generally correspond to the related debt obligations. The net fair value of the currency swap agreements at December 31, 1997 and 1996, based on dealer quotes, was approximately zero.

INTEREST RATE SWAPS - The company enters into interest rate swap agreements to manage its debt with the objective of minimizing the company's borrowing costs. Net payments or receipts under the agreements are recorded in interest expense on a current basis. The related amounts payable to, or receivable from, the counterparties are included in interest payable on the consolidated balance sheet.

In 1994, the company entered into a three-year interest rate swap with a notional amount of $25 million. This swap, which was entered into to hedge $25 million in medium-term notes, matured in February 1997.

OTHER - The company generally uses hydrocarbon based commodity futures contracts with maturities of eighteen months or less to mitigate the impact of fluctuations in prices of crude oil and natural gas. Realized and unrealized changes in the market value of futures contracts for general risk management activities are recorded currently in underlying commodities revenues. For operating reasons, a business unit may occasionally request the company's Global Trade group to hedge a portion of the operating group's future crude oil or natural gas production against price exposure. Realized and unrealized changes in the market value of futures contracts related to these hedges are deferred until the hedged transaction is recognized. Notification to the Board of Directors is required if the company commits more than 15 percent of its annual production of oil and gas, refined products, and of crude oil purchased for refinery supply. In 1997, the company stopped its crude oil hedging activities related to refinery supplies due to the sale of its West Coast refining, marketing and transportation assets (see note 8).

At December 31, 1997, contracts covering 1,580 thousand barrels of crude oil and 900 million cubic feet of natural gas, with notional amounts totaling $31 million for crude oil and $2 million for natural gas, were outstanding. At December 31, 1996, the company had outstanding contracts covering 508 thousand barrels of crude oil and 5.64 billion cubic feet of natural gas, with notional amounts totaling $13 million for crude oil and $15 million for natural gas. Differences between the contract notional amounts and the fair values of the contracts, based on quoted market prices, were insignificant at year-ends
1997 and 1996.

As of December 31, 1997 and 1996, the carrying amounts of certain financial instruments employed by the company, including cash, cash equivalents, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

The estimated fair value of the company's long-term debt was $2,284 million and $3,184 million at year end 1997 and 1996, respectively. The fair values of debt instruments were based on the discounted amount of future cash outflows using the rates offered to the company for debt with similar remaining maturities.

The estimated fair value of Unocal Capital Trust's 6-1/4 percent convertible preferred securities was $519 million and $591 million at year end 1997 and 1996, respectively. The fair value of the preferred securities was based on the trading prices of the preferred securities on December 31, 1997 and 1996.

CONCENTRATIONS OF CREDIT RISK - Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The concentrations of credit risk with respect to trade receivables are limited because the company's customers are spread across several industries and countries.

NOTE 25 - SUMMARIZED FINANCIAL DATA OF UNION OIL

Unocal Corporation is the parent of Union Oil Company of California. Virtually all operations are conducted by Union Oil and its subsidiaries.

Summarized financial information for Union Oil and its consolidated subsidiaries is presented below:


                                                                                      For Years Ended
Millions of dollars                                                     1997               1996              1995
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                           $6,064            $5,328             $4,389
Total costs and other deductions, including income taxes                  5,377             4,860              4,138
--------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before discontinued
   operations and extraordinary item                                     $  687            $  468             $  251
Discontinued operations
   Earnings from operations (net of taxes)                                    -                71                 11
   Loss on disposal (net of taxes)                                          (50)             (491)                 -
Extraordinary item - early extinguishment of debt (net of tax)              (38)                -                  -
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                             $  599            $   48             $  262
--------------------------------------------------------------------------------------------------------------------

                                                                                            At December 31
Millions of Dollars                                                                   1997                  1996
-------------------------------------------------------------------------------------------------------------------
Current assets                                                                         $1,576                $3,228
Noncurrent assets                                                                       6,053                 5,905
Current liabilities                                                                     1,124                 1,622
Noncurrent liabilities                                                                  3,534                 4,704
Shareholder's equity                                                                    2,971                 2,807
-------------------------------------------------------------------------------------------------------------------


NOTE 26 - SEGMENT AND GEOGRAPHIC DATA

Unocal's operations include exploration and production, trading and marketing, geothermal, electrical power generation, agricultural products, and carbon and minerals. Exploration and Production involves the exploration for, and the production of crude oil and natural gas. Marketing and trading activities involves the purchase and resale of crude oil, natural gas and products from the company's exploration and production segment as well as from unaffiliated parties. Geothermal and Power Operations involves the exploration for, and the production and sale of, geothermal resources and the construction and operation of electrical generating plants. Agricultural Products involves the manufacture, transportation and marketing of nitrogen-based products for agricultural and industrial uses. Carbon and Minerals involves the production and marketing of petroleum coke, graphites and specialty minerals. Pipelines principally includes the company's equity interest in affiliated pipeline companies.

Unocal's Spirit Energy group is responsible for oil and gas operations in the Lower 48 United States. The Other United States category consists primarily of Alaska oil and gas operations. A substantial portion of crude oil and natural gas produced domestically is sold to the company's Global Trade group. The remainder is sold to third parties in the spot market or used in the company's agricultural products operations.

The company's International Operations group includes the company's foreign exploration and production activities and the exploration activities performed by the company's New Ventures group. The company currently has oil and gas production in seven foreign countries: Thailand, Indonesia, Canada, The Netherlands, Azerbaijian, Yemen and the Democratic Republic of Congo. The company sells most of its foreign natural gas production to third parties under long-term contracts. Crude oil and condensate are primarily sold to third parties at spot market prices.

The Global Trade group was formed in 1997 to consolidate the company's worldwide crude oil, condensate and natural gas trading and marketing activities. Global Trade also purchases crude oil, condensate and natural gas from the company's joint venture partners, royalty owners and other unaffiliated oil and gas producers for resale.

The Geothermal and Power Operations segment supplies geothermal steam for power generation, with major operations in California, the Philippines and Indonesia. The segment's current activities also include operating power plants in Indonesia and the construction of a gas-fired power plant in Thailand.

Agricultural Products manufactures and markets nitrogen-based products for wholesale agricultural and industrial markets supplying the western United States and the Pacific Rim. Carbon and Minerals produces and markets petroleum coke, graphites and specialty minerals. Pipelines principally includes the company's equity interests in affiliated pipeline companies. The Other category primarily included the company's equity interest in UNO-VEN, prior to its restructuring in May 1997.

The Corporate and Unallocated segment includes all unallocated corporate items, miscellaneous operations and non-exploration and production activities of the New Ventures group. New Ventures non-exploration and production includes project development of common carrier pipelines, liquefied petroleum gas plants and electrical power generating plants. Main areas of interest for these development opportunities currently include Myanmar, Turkmenistan, Pakistan, China, Vietnam, and Bangladesh. Financial data for businesses that were sold or being phased-out, particularly for prior years, are also included in the Corporate and Unallocated segment.

The following tables represent the company's financial data by business segments and geographic areas of operations. Prior year segment data was reclassified to present comparable segment information for Global Trade. Intersegment revenue eliminations in business segment data are primarily transfers from the exploration and production segment to the Global Trade group and in geographic areas of operations, essentially represent transfers from foreign countries to the United States. Intersegment sales prices approximate market prices.

SEGMENT DATA

Millions of dollars                                   1997              1996               1995            1994            1993
------------------------------------------------------------------------------------------------------------------------------------

REVENUES:
Exploration and Production
   United States
      Spirit Energy                                    $ 1,428           $ 1,460             $ 1,150        $ 1,083        $ 1,161
      Other                                                274               594                 523            484            548
   International                                         1,397             1,661               1,344          1,257          1,145
Global Trade                                             3,452             3,240               2,343          2,543          2,788
Geothermal  and Power Operations                           117                45                 133            139            142
Diversified Business Group
      Agricultural Products                                439               530                 509            378            331
      Carbon and Minerals                                  538               293                 271            241            220
      Pipelines                                            107               120                 120             92             90
      Other                                                 58                27                  16             30             26
Corporate and Unallocated                                   98                66                  86            138            592
Intersegment Eliminations                              $(1,844)           (2,708)             (2,106)        (2,113)        (2,313)
                                                 -----------------------------------------------------------------------------------
      Total revenues from continuing operations          6,064             5,328               4,389          4,272          4,730
Discontinued operations (a)                                  -             4,271               4,036          3,693          3,614
------------------------------------------------------------------------------------------------------------------------------------
      Total                                            $ 6,064           $ 9,599             $ 8,425        $ 7,965        $ 8,344
------------------------------------------------------------------------------------------------------------------------------------

(a) 1996 excluded $609 million for November 17, 1996 - December 31, 1996 which was included in loss on disposal

Millions of dollars                                   1997              1996               1995            1994            1993
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
   Exploration and Production
      United States
          Spirit Energy                               $  331            $  371             $  409           $   368        $   414
          Other                                           36                47                 88               118            148
      International                                      801               509                353               310            330
   Geothermal and Power Operations                       102               114                 51                35             48
   Diversified Business Group
      Agricultural Products                               18                12                 55                 8              8
      Carbon and Minerals                                 30                16                 12                 8              4
      Pipelines                                           11                54                  5                 5              4
   Corporate and Unallocated                              49                51                 64                53             62
------------------------------------------------------------------------------------------------------------------------------------
      Total capital expenditures for                   1,378             1,174              1,037               905          1,018
       continuing operations
Discontinued operations                                   49               224                422               367            231
------------------------------------------------------------------------------------------------------------------------------------
      Total                                          $ 1,427           $ 1,398            $ 1,459           $ 1,272        $ 1,249
------------------------------------------------------------------------------------------------------------------------------------


Millions of dollars                                   1997              1996               1995            1994            1993
------------------------------------------------------------------------------------------------------------------------------------

EARNINGS:
   Exploration and Production
      United States
          Spirit Energy                               $ 305              $ 449              $ 285         $ 304           $ 335
          Other                                          96                197                 93           (20)             31
      International                                     470                543                329           406             389
   Global Trade                                          27                 26                  9             6              11
   Geothermal and Power Operations                       31                (76)                47            57              51
   Diversified Business Group
      Agricultural Products                              83                152                113            43              27
      Carbon and Minerals                               109                 59                 72            62              45
      Pipelines                                          70                 86                 82            70              67
      Other                                              45                 22                 15            29              26
   Corporate and Unallocated
      Administrative and general expense                (82)              (126)              (127)         (137)            (98)
      Net interest expense                             (133)              (256)              (257)         (255)           (279)
      Environmental and litigation expense             (146)              (230)              (148)         (293)           (130)
      New Ventures                                      (49)               (36)                 -             -               -
      Other                                             (55)               (52)               (38)           (1)             10
------------------------------------------------------------------------------------------------------------------------------------

Pre-tax earnings from continuing operations before
  discontinued operations, extraordinary item and
  cumulative effect of accounting changes               771                758                475           271             485
Income taxes                                           (102)              (302)              (226)         (161)           (213)
------------------------------------------------------------------------------------------------------------------------------------

         Earnings from continuing operations            669                456                249           110             272
Discontinued operations                                 (50)              (420)                11            14              71
Extraordinary item                                      (38)                 -                  -             -               -
Cumulative effect of accounting changes                   -                  -                  -          (277)           (130)
------------------------------------------------------------------------------------------------------------------------------------

      Net earnings (loss)                             $ 581              $  36               $ 260       $ (153)          $ 213
------------------------------------------------------------------------------------------------------------------------------------


Millions of dollars                                   1997              1996               1995            1994            1993
------------------------------------------------------------------------------------------------------------------------------------
DEPRECIATION, DEPLETION AND AMORTIZATION:
   Exploration and Production
     United States
          Spirit Energy                               $ 468             $  398             $  398          $  332          $  361
          Other                                          53                128                139             143             146
     International                                      372                277                290             240             245
   Geothermal and Power Operations                       20                 49                 28              28              49
   Diversified Business Group
     Agricultural Products                               18                 21                 28              20              18
     Carbon and Minerals                                 12                  7                  6               6               6
     Pipelines                                            7                  7                  6               6               7
   Corporate and Unallocated                             12                 27                 16              36              24
------------------------------------------------------------------------------------------------------------------------------------
      Total depreciation, depletion and amortization
         of continuing operations                       962                914                911             811             856
Discontinued operations                                   -                145                111             136             107
------------------------------------------------------------------------------------------------------------------------------------

      Total                                           $ 962             $1,059             $1,022           $ 947           $ 963
------------------------------------------------------------------------------------------------------------------------------------

Millions of dollars                                   1997              1996               1995            1994            1993
------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
  Exploration and Production
   United States
          Spirit Energy                                 $1,878            $1,998             $1,980        $2,088          $2,672
          Other  (a)                                       388               416                805           863             893
   International                                         2,192             1,752              1,610         1,486           1,506
 Global Trade                                              357               356                324           286             272
 Geothermal and Power Operations                           511               439                481           456             436
 Diversified Business Group
     Agricultural Products                                 316               302                309           284             281
     Carbon and Minerals                                   376               265                229           204             201
     Pipelines                                             308               314                261           262             264
     Other (b)                                               -               196                174           158             144
   Corporate and Unallocated                             1,204             1,311              1,114           928           1,005
------------------------------------------------------------------------------------------------------------------------------------
     Total assets of continuing operations               7,530             7,349              7,287         7,015           7,674
   Discontinued operations (c)                               -             1,774              2,604         2,322           2,032
------------------------------------------------------------------------------------------------------------------------------------
   Total                                                $7,530            $9,123             $9,891        $9,337          $9,706
------------------------------------------------------------------------------------------------------------------------------------

(a) The decline in 1996 is principally due to the sale of California oil and gas producing properties.
(b)  1997 reflects the restructuring of UNO-VEN.
(c)  1996 reflects net assets of discontinued operations (see note 8).

GEOGRAPHIC AREAS OF OPERATIONS

Millions of dollars                                        1997        1996       1995       1994         1993
--------------------------------------------------------------------------------------------------------------
REVENUES:
United States                                           $3,929       $3,260     $2,840     $2,792       $2,897
Foreign                                                  2,037        2,002      1,463      1,342        1,241
Corporate and Unallocated                                   98           66         86        138          592
--------------------------------------------------------------------------------------------------------------
      Total revenues from continuing operations          6,064        5,328      4,389      4,272        4,730
Discontinued operations (a)                                  -        4,271      4,036      3,693        3,614
--------------------------------------------------------------------------------------------------------------
      Total                                             $6,064       $9,599     $8,425     $7,965       $8,344
--------------------------------------------------------------------------------------------------------------

(a) 1996 excluded $609 million for November 17, 1996 - December 31, 1996 which was included in loss on disposal in the consolidated earnings statement.

Millions of dollars                                        1997        1996       1995       1994         1993
--------------------------------------------------------------------------------------------------------------
EARNINGS:
United States                                           $  718       $  859     $  651     $  663       $  604
Foreign                                                    468          563        394        457          422
Corporate and Unallocated                                 (415)        (664)      (570)      (849)        (541)
--------------------------------------------------------------------------------------------------------------
 Pretax earnings from continuing operations                771          758        475        271          485
Income taxes                                              (102)        (302)      (226)      (161)        (213)
Discontinued operations (net of tax)                       (50)        (420)        11         14           71
Extraordinary charge (net of tax)                          (38)           -          -          -            -
Cumulative effect of accounting change                       -            -          -       (277)        (130)
--------------------------------------------------------------------------------------------------------------
    Net earnings (loss)                                 $  581       $   36     $  260     $ (153)      $  213
--------------------------------------------------------------------------------------------------------------


Millions of dollars                                        1997        1996       1995       1994         1993
--------------------------------------------------------------------------------------------------------------
ASSETS:
United States                                           $3,768       $3,816     $4,245     $4,343       $4,942
Foreign                                                  2,832        2,222      1,928      1,744        1,727
Corporate and Unallocated                                  930        1,311      1,114        928        1,005
--------------------------------------------------------------------------------------------------------------
   Total assets for continuing operations                7,530        7,349      7,287      7,015        7,674
Discontinued operations (a)                                  -        1,774      2,604      2,322        2,032
--------------------------------------------------------------------------------------------------------------
     Total                                              $7,530       $9,123     $9,891     $9,337       $9,706
--------------------------------------------------------------------------------------------------------------

(a) 1996 reflects net assets of discontinued operations (see note 8).

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

RESULTS OF OPERATIONS - Results of operations of oil and gas exploration and production activities are shown below. Sales revenues are shown net of purchases. Other revenues primarily include gains or losses on sales of oil and gas properties and miscellaneous rental income.

Production costs include lifting costs and taxes other than income. Exploration expenses consist of geological and geophysical costs, leasehold rentals and dry hole costs. Other operating expenses primarily include administrative and general expense. Income tax expense is based on the tax effects arising from the operations. Results of operations do not include general corporate overhead, interest costs, or Global Trading activities.

                                          Spirit           Other             Far                Other
Millions of dollars                       Energy          Domestic           East           International          Total
------------------------------------------------------------------------------------------------------------------------
YEAR 1997
Sales
   To public                              $  114          $111               $  773            $187               $1,185
   Intercompany                              996           138                  347              24               $1,505
Other revenues                                21             6                    5               8                   40
------------------------------------------------------------------------------------------------------------------------
      Total                                1,131           255                1,125             219                2,730
Production costs                             193            93                  130              74                  490
Exploration expenses                          88             1                  142              52                  283
Depreciation, depletion and amortization     468            53                  303              69                  893
Other operating expenses                      77            12                   47              57                  193
------------------------------------------------------------------------------------------------------------------------
     Net                                     305            96                  503             (33)                 871
     Income tax                              114            36                   85              12                  247
------------------------------------------------------------------------------------------------------------------------
         Results of operations            $  191          $ 60               $  418            $(45)              $  624
========================================================================================================================
YEAR 1996
Sales
   To public                              $  125          $161               $  615            $213               $1,114
   Intercompany                            1,089           201                  326              21                1,637
Other revenues                                24           109                   -               51                  184
------------------------------------------------------------------------------------------------------------------------
      Total                                1,238           471                  941             285                2,935
Production costs                             178           122                  127              81                  508
Exploration expenses                          88             5                   91              58                  242
Depreciation, depletion and amortization     398           128                  208              69                  803
Other operating expenses                     125            19                   46               3                  193
------------------------------------------------------------------------------------------------------------------------
     Net                                     449           197                  469              74                1,189
     Income tax (benefit)                    173            75                  232              (3)                 477
------------------------------------------------------------------------------------------------------------------------
         Results of operations            $  276          $122               $  237            $ 77               $  712
------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION ON OIL AND GAS
 EXPLORATION AND PRODUCTION ACTIVITIES (CONTINUED)

YEAR 1995
Sales
   To public                                 $   92    $197      $513      $176      $  978
   Intercompany                                 803     244       249        18       1,314
Other revenues                                  149      15         5        29         198
-------------------------------------------------------------------------------------------
      Total                                   1,044     456       767       223       2,490
Production costs                                206     188       102        79         575
Exploration expenses                             71       4        64        54         193
Depreciation, depletion and amortization        398     139       192        98         827
Other operating expenses                         84      32        46        26         188
-------------------------------------------------------------------------------------------
     Net                                        285      93       363       (34)        707
     Income tax (benefit)                       108      35       170       (21)        292
-------------------------------------------------------------------------------------------
         Results of operations               $  177    $ 58      $193      $(13)     $  415
-------------------------------------------------------------------------------------------

COSTS INCURRED - Costs incurred in oil and gas property acquisition, exploration and development activities, either capitalized or charged to expense, are shown below. Data for the company's capitalized costs related to petroleum exploration and production activities are presented in note 14.


                                                 Spirit     Other         Far          Other
Millions of dollars                              Energy    Domestic       East      International  Total
========================================================================================================
1997
Property acquisition
   Proved                                         $  4      $ -            $  -      $ (1)          $  3
   Unproved                                         61        -              17         1             79
Exploration                                        182        7             186        67            442
Development                                        144       30             399       200            773
Development costs of equity companies (a)            -        -              83         -             83
--------------------------------------------------------------------------------------------------------
1996
Property acquisition
   Proved                                         $  6      $ 3            $  -      $  7           $ 16
   Unproved                                         15        -               2        14             31
Exploration                                        123        5             102        44            274
Development                                        278       43             297        81            699
Development costs of equity companies (a)            -        -              66         -             66
--------------------------------------------------------------------------------------------------------
1995
Property acquisition
   Proved                                         $  7      $ -            $  -      $  6           $ 13
   Unproved                                         12        1               2         5             20
Exploration                                        133        5             117        62            317
Development                                        297       86             172        91            646
Development costs of equity companies (a)            -        -               9         -              9
--------------------------------------------------------------------------------------------------------

(a) Represents Unocal's share of net capitalized costs of investees accounted for on the equity method.


AVERAGE SALES PRICE AND PRODUCTION COSTS PER UNIT (UNAUDITED) - The average sales price is based on sales revenues and volumes attributable to net working interest production. Where intersegment sales occur, intersegment transfer prices approximate market prices. The average production costs per barrel presented below are based on equivalent petroleum barrels, including natural gas converted at a ratio of 6.0 mcf to one barrel of oil, which represents the energy content of the wet gas.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (CONTINUED)

                                                     Spirit            Other             Far                 Other
                                                     Energy           Domestic           East            International      Total
------------------------------------------------------------------------------------------------------------------------------------
1997
Average sales price: (a)
   Crude oil and condensate - per barrel              $18.47            $15.25           $18.52            $17.39            $17.71
   Natural gas - per mcf                                2.51              1.41             2.30              2.25              2.33
   Natural gas liquids - per barrel                    13.53             15.67            16.20             13.35             14.28
Average production costs per barrel (b)                 2.81              4.75             1.58              5.62              2.66
------------------------------------------------------------------------------------------------------------------------------------
1996
Average sales price: (a)
   Crude oil and condensate - per barrel              $19.96            $16.83           $19.17            $19.20            $18.82
   Natural gas - per mcf                                2.43              1.40             2.28              1.85              2.26
   Natural gas liquids - per barrel                    15.41             19.41            13.48             14.12             15.09
Average production costs per barrel (b)                 2.39              4.69             1.78              5.76              2.73
------------------------------------------------------------------------------------------------------------------------------------
1995
Average sales price:
   Crude oil and condensate - per barrel              $16.19            $13.37           $16.09            $15.69            $15.16
   Natural gas - per mcf                                1.59              1.41             2.04              1.39              1.72
   Natural gas liquids - per barrel                    11.19             15.37            12.99              9.02             11.73
Average production costs per barrel (b)                 2.72              5.06             1.50              5.40              2.94
------------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes Global Trade margins.
(b) Includes host country shares of production in Indonesia, Yemen and the Democratic Republic of Congo.

OIL AND GAS RESERVE DATA (UNAUDITED) - Estimates of physical quantities of oil and gas reserves, determined by company engineers, for the years 1997, 1996 and 1995 are shown below. As defined by the Securities and Exchange Commission, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Significant portions of the company's undeveloped reserves, principally in offshore areas, require the installation or completion of related infrastructure facilities such as platforms, pipelines, and the drilling of development wells. Proved reserve quantities exclude royalty interests owned by others; however, foreign reserves held under certain production-sharing contracts, principally in Indonesia, are reported on a gross basis. The gross basis includes the company's net working interest and host country's interest. These estimated quantities are subject to fluctuations in the price of oil. If oil prices increase, reserve quantities attributable to recovery of operating costs decline. This reduction would be partially offset by an increase in the company's net equity share. However, the overall effect would be a reduction of reserves attributable to the company. The reserve quantities also include barrels of oil which the company is contractually obligated to sell in Indonesia at prices substantially below market.

Natural gas reserves are reported on a wet gas basis, which include natural gas liquids reserves. For informational purposes, natural gas liquids reserves in the U.S. are estimated to be 54, 65 and 83 million barrels at December 31, 1997, 1996 and 1995, respectively. They are derived from the natural gas reserves by applying a national average shrinkage factor obtained from the Department of Energy published statistics. Foreign natural gas liquids reserves were insignificant for the above periods.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (CONTINUED)


ESTIMATED PROVED RESERVES OF CRUDE OIL AND CONDENSATE           Spirit      Other      Far        Other
Millions of barrels                                             Energy    Domestic    East    International    Total
--------------------------------------------------------------------------------------------------------------------
DEVELOPED AND UNDEVELOPED AS OF DECEMBER 31, 1994 (a)              197         222     171              107      697
   Revisions of estimates                                           (8)         17       8              (11)       6
   Improved recovery                                                 -          19       -                -       19
   Discoveries and extensions                                       10          (6)     21                7       32
   Purchases                                                         -           -       -               20       20
   Sales                                                           (18)          -       -               (1)     (19)
   Production                                                      (20)        (26)    (31)             (11)     (88)
--------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1995 (a)                                        161         226     169              111      667
   Revisions of estimates                                           (7)          -      (3)             (10)     (20)
   Improved recovery                                                 -           1       1                2        4
   Discoveries and extensions                                        6           -      30               16       52
   Purchases                                                         -           -       -                2        2
   Sales                                                            (1)       (115)      -                -     (116)
   Production                                                      (19)        (16)    (31)             (10)     (76)
--------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1996 (a)                                        140          96     166              111      513
   Revisions of estimates                                          (10)         (6)     (3)              (7)     (26)
   Improved recovery                                                 2           2       -                -        4
   Discoveries and extensions                                       11           2      29               71      113
   Purchases                                                         -           -       -                2        2
   Sales                                                             -           -       -               (1)      (1)
   Production                                                      (17)        (11)    (34)             (10)     (72)
--------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997 (a)                                        126          83     158              166      533
PROVED DEVELOPED RESERVES
   December 31, 1994                                               143         175     103               69      490
   December 31, 1995                                               120         178      96               64      458
   December 31, 1996                                               109          75      96               51      331
   December 31, 1997                                                97          63      91               63      314

(a) Includes hosts countries' shares at:
       December 31, 1994 of:                                         -           -      60                9       69
       December 31, 1995 of:                                         -           -      63                8       71
       December 31, 1996 of:                                         -           -      64                6       70
       December 31, 1997 of:                                         -           -      52                6       58

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (CONTINUED)

ESTIMATED PROVED RESERVES OF NATURAL GAS                        Spirit         Other         Far            Other
Billions of cubic feet                                          Energy       Domestic        East       International        Total
----------------------------------------------------------------------------------------------------------------------------------
DEVELOPED AND UNDEVELOPED AS OF DECEMBER 31, 1994 (A)            2,769            811       3,048                 283        6,911
   Revisions of estimates                                          (33)           (22)         40                 (20)         (35)
   Discoveries and extensions                                      177             32         408                   -          617
   Purchases                                                         -              -           -                   7            7
   Sales                                                           (52)            (2)          -                   -          (54)
   Production                                                     (339)           (80)       (241)                (21)        (681)
----------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1995 (a)                                      2,522            739       3,255                 249        6,765
   Revisions of estimates                                         (151)           (13)       (150)                (62)        (376)
   Discoveries and extensions                                       67              -       1,213                  17        1,297
   Purchases                                                        20              -           -                   -           20
   Sales                                                           (41)          (157)          -                 (13)        (211)
   Production                                                     (347)           (64)       (261)                (28)        (700)
----------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1996 (a)                                      2,070            505       4,057                 163        6,795
   Revisions of estimates                                         (151)            (2)         92                   4          (57)
   Improved Recovery                                                 1              -           4                   -            5
   Discoveries and extensions                                      102              -         351                   6          459
   Purchases                                                        29              1           -                  91          121
   Sales                                                           (52)             -           -                   -          (52)
   Production                                                     (322)           (61)       (315)                (23)        (721)
----------------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 1997 (a)                                      1,677            443       4,189                 241        6,550
PROVED DEVELOPED RESERVES
   December 31, 1994                                             1,878            559       1,768                 127        4,332
   December 31, 1995                                             1,721            473       1,807                 188        4,189
   December 31, 1996                                             1,540            289       1,715                 148        3,692
   December 31, 1997                                             1,251            243       2,002                 149        3,645
(a) Includes host countries' shares at:
       December 31, 1994 of:                                         -              -         386                   -          386
       December 31, 1995 of:                                         -              -         457                   -          457
       December 31, 1996 of:                                         -              -         530                   -          530
       December 31, 1997 of:                                         -              -         444                   -          444

PRESENT VALUE OF FUTURE NET CASH FLOW (UNAUDITED)

The present value of future net cash flows from proved oil and gas reserves for the years 1997, 1996 and 1995 are presented below. Revenues are based on estimated production of proved reserves from existing and planned facilities and on average prices of oil and gas at year end. Development and production costs related to future production are based on year end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year end statutory tax rates to pre-tax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

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

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (CONTINUED)

PRESENT VALUE OF FUTURE NET CASH FLOW (UNAUDITED)

                                                                  Spirit       Other        Far          Other
Millions of dollars                                             Energy 76    Domestic      East      International      Total
-----------------------------------------------------------------------------------------------------------------------------
1997
Revenues (a)                                                      $ 5,849      $1,530     $8,928          $2,748      $19,055
Production costs                                                    2,092         656      2,913             854        6,515
Development costs (b)                                                 741         228      1,385             559        2,913
Income tax expense                                                    899         210      1,785             292        3,186
-----------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                                2,117         436      2,845           1,043        6,441
10% annual discount                                                   681         118        979             499        2,277
-----------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                            $ 1,436      $  318     $1,866          $  544       $4,164
Present value of future net cash flows of equity companies (c)          -           -        254               -          254
-----------------------------------------------------------------------------------------------------------------------------
Total                                                             $ 1,436      $  318     $2,120          $  544      $ 4,418
-----------------------------------------------------------------------------------------------------------------------------
1996
Revenues (a)                                                      $11,464      $2,541     $9,812          $2,424      $26,241
Production costs                                                    2,445         866      2,549             921        6,781
Development costs (b)                                                 808         356      1,389             261        2,814
Income tax expense                                                  2,757         501      2,377             361        5,996
-----------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                                5,454         818      3,497             881       10,650
10% annual discount                                                 1,966         261      1,453             342        4,022
-----------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                              3,488         557      2,044             539        6,628
Present value of future net cash flows of equity companies (c)          -           -        118               -          118
-----------------------------------------------------------------------------------------------------------------------------
Total                                                             $ 3,488      $  557     $2,162          $  539      $ 6,746
-----------------------------------------------------------------------------------------------------------------------------
1995
Revenues (a)                                                      $ 8,463      $3,932     $7,241          $1,939      $21,575
Production costs                                                    2,412       2,120      1,376           1,013        6,921
Development costs (b)                                                 951         745        909             253        2,858
Income tax expense                                                  1,511         313      2,108             298        4,230
-----------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                                3,589         754      2,848             375        7,566
10% annual discount                                                 1,279         217      1,027             117        2,640
-----------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                              2,310         537      1,821             258        4,926
Present value of future net cash flows of equity companies (c)          -           -         43               -           43
-----------------------------------------------------------------------------------------------------------------------------
Total                                                             $ 2,310      $  537     $1,864          $  258      $ 4,969
-----------------------------------------------------------------------------------------------------------------------------

(a) Average prices used in this calculation are based upon year-end prices and are as follows:

     Crude oil per barrel
                                                     1997         $ 16.04      $13.05    $18.14           $13.21
                                                     1996           23.81       20.06     22.55            19.89
                                                     1995           18.98       12.95     17.14            15.20

     Natural gas per mcf                             1997         $  2.39      $ 1.47    $ 2.22           $ 2.28
                                                     1996            3.97        1.35      2.58             2.14
                                                     1995            2.18        1.33      2.18             1.58

(b)  Includes dismantlement and abandonment costs.
(c)  Represents Unocal's share of investees accounted for on the equity method.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (CONTINUED)

CHANGES IN PRESENT VALUE OF FUTURE NET CASH FLOW (UNAUDITED)

Millions of dollars                                                     1997           1996           1995
=============================================================================================================
Present value at beginning of year                                    $ 6,746        $ 4,969        $ 4,150
Discoveries and extensions, net of estimated future costs                 606          1,005            743
Net purchases and sales of proved reserves (a)                            (16)          (128)           (51)
Revisions to prior estimates:
   Prices net of estimated changes in production costs                 (2,939)         4,518          2,321
   Future development costs                                              (312)          (317)          (516)
   Quantity estimates                                                    (204)          (755)           (58)
   Production schedules and other                                        (581)          (549)          (565)
Accretion of discount                                                     865            617            636
Development costs related to beginning of year reserves                   790            663            635
Sales of oil and gas, net of production costs of $490 million
 in 1997, $508 million in 1996 and $575 million in 1995                (2,200)        (2,243)        (1,717)
Net change in income taxes                                              1,663         (1,034)          (609)
-----------------------------------------------------------------------------------------------------------
Present value at end of year                                          $ 4,418        $ 6,746        $ 4,969
===========================================================================================================

(a) Purchases of reserves were valued at $52 million, $64 million and $23 million in 1997, 1996 and 1995, respectively. Sales of reserves were valued at $68 million, $192 million and $74 million for the same years, respectively.

QUARTERLY FINANCIAL AND MARKET PRICE DATA (UNAUDITED)

                                                                                         1997 QUARTERS
                                                                    ----------------------------------------------------
Millions of dollars except per share amounts                            1st            2nd            3rd            4th
------------------------------------------------------------------------------------------------------------------------
Total revenues                                                       $1,456         $1,654         $1,397         $1,557
Total costs and other deductions, including income taxes (a)          1,268          1,498          1,220          1,409
------------------------------------------------------------------------------------------------------------------------
After-tax earnings from continuing operations                           188            156            177            148
Loss on disposal of discontinued operations                             (44)             -              -             (6)
Extraordinary charge - extinguishment of debt (net of tax)                -            (38)             -              -
------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                      $  144         $  118         $  177         $  142
------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share of common stock (b)
   Continuing operations                                               0.75           0.62           0.71           0.60
   Discontinued operations                                            (0.18)             -              -          (0.02)
   Extraordinary item                                                     -          (0.15)             -              -
------------------------------------------------------------------------------------------------------------------------
  Basic earnings per share of common stock                           $ 0.57         $ 0.47         $ 0.71         $ 0.58
------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share of common of stock (b)
   Continuing operations                                               0.73           0.61           0.70           0.59
   Discontinued operations                                            (0.17)             -              -          (0.02)
   Extraordinary item                                                     -          (0.14)             -              -
------------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share of                                     $ 0.56         $ 0.47         $ 0.70         $ 0.57
------------------------------------------------------------------------------------------------------------------------

Gross margin (c)                                                     $  378         $  166         $   41         $  199
------------------------------------------------------------------------------------------------------------------------
(a)  Includes special items of                                       $    9         $    5         $  (85)        $    -
(b)  Due to the repurchase of Unocal's common stock, the earnings per share amounts by quarter may not be additive.
(c)  Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration, and other operating taxes.

                                                                                         1997 QUARTERS
                                                                    ----------------------------------------------------
Millions of dollars except per share amounts                            1st            2nd            3rd            4th
------------------------------------------------------------------------------------------------------------------------
Total revenues (a)                                                   $1,201         $1,405         $1,337         $1,385
Total costs and other deductions, including income taxes (b)          1,070          1,217          1,203          1,382
------------------------------------------------------------------------------------------------------------------------
After-tax earnings from continuing operations                        $  131         $  188         $  134         $    3
Discontinued operations
 Earnings (loss) from operations                                         (7)            50             37             (9)
 Loss on disposal (c)                                                     -              -              -           (491)
------------------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                               $  124         $  238         $  171         $ (497)
------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share of common stock (e)
   Continuing operations (d)                                         $ 0.49         $ 0.72         $ 0.32         $ 0.01
   Discontinued operations                                            (0.03)          0.20           0.15          (2.00)
------------------------------------------------------------------------------------------------------------------------
  Basic earnings (loss) per share of common stock                    $ 0.46         $ 0.92         $ 0.47         $(1.99)
------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share of common stock (e)
   Continuing operations                                             $ 0.49         $ 0.71         $ 0.31         $ 0.01
   Discontinued operations                                            (0.03)          0.19           0.14          (1.98)
------------------------------------------------------------------------------------------------------------------------
   Diluted earnings (loss) per share of common stock                 $ 0.46         $ 0.90         $ 0.45         $(1.97)
------------------------------------------------------------------------------------------------------------------------
Gross margin (f)                                                     $  159         $  187         $   42         $   81
------------------------------------------------------------------------------------------------------------------------
(a)  Includes sales and operating revenue
     from continuing operations of                                   $1,143         $1,261         $1,264         $1,433
(b)  Includes special items of                                       $   10         $   37         $   32         $  106
(c)  Fourth quarter loss on disposal includes a $42 million estimated loss for the phase-out period January 1, 1997-March 31, 1997.
(d)  Third quarter amount reflects a $54 million non-cash charge related to the exchange of preferred stock.
(e)  Due to the conversion of Unocal's $3.50 Convertible Preferred Stock into Unocal common stock in the fourth quarter of 1996, the earnings per share amounts by quarter are not additive.
(f)  Gross margin equals sales and operating revenues less crude oil and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration, and other operating taxes.

SELECTED FINANCIAL DATA

Millions of dollars except per share amounts             1997           1996           1995           1994           1993
---------------------------------------------------------------------------------------------------------------------------
SALES REVENUE DATA
   Crude oil and condensate                            $  2,707       $  2,495       $  1,964       $  1,996       $  1,928
   Natural gas                                            1,857          1,482          1,031          1,109          1,104
   Agricultural products                                    435            514            486            373            319
   Geothermal                                               119            131            120            135            145
   Natural gas liquids                                      105             95             97             96            101
   Petroleum products                                        13             16             84             89            458
   Minerals                                                 106             97             95             79             62
   Consumer excise taxes                                      -              -              -              5             87
   Other                                                    319            161             58             95            134
---------------------------------------------------------------------------------------------------------------------------
      Total                                               5,661          4,991          3,935          3,977          4,338
Operating revenues                                          120            110            176            141            137
Other revenues                                              283            227            278            154            255
---------------------------------------------------------------------------------------------------------------------------
      Total revenues from continuing operations           6,064          5,328          4,389          4,272          4,730
Discontinued operations (a)                                   -          4,271          4,036          3,693          3,614
                                                       --------------------------------------------------------------------
Total revenues                                         $  6,064       $  9,599       $  8,425       $  7,965       $  8,344
===========================================================================================================================
EARNINGS DATA
Earnings from continuing operations                    $    669       $    456       $    249       $    110       $    272
Discontinued operations                                     (50)          (420)            11             14             71
Extraordinary item - early extinguishment of debt           (38)             -              -              -              -
Cumulative effects of accounting change                       -              -              -           (277)          (130)
                                                       ---------------------------------------------------------------------
Net earnings (loss)                                    $    581       $     36       $    260       $   (153)      $    213
Basic earnings (loss) per common share:
      Continuing operations                            $   2.69       $   1.54       $   0.87       $   0.30       $   0.98
      Discontinued operations                             (0.20)         (1.69)          0.04           0.06           0.29
      Extraordinary item - extinguishment of debt
       (net of tax)                                       (0.15)             -              -              -              -
      Cumulative effect of accounting change                  -              -              -          (1.14)         (0.54)
===========================================================================================================================
      Net earnings (loss) per share                    $   2.34       $  (0.15)      $   0.91       $  (0.78)      $   0.73
===========================================================================================================================
SHARE DATA
Cash dividends declared on preferred stock             $      -       $     18       $     36       $     36       $     36
   Per share                                                  -           1.75           3.50           3.50           3.50
Cash dividends declared on common stock                     199            199            197            194            181
   Per share                                               0.80           0.80           0.80           0.80           0.75
Number of common stockholders of record at year end      31,919         32,924         33,028         37,622         41,682
Weighted average common shares - thousands              248,190        248,767        246,112        242,640        241,114
---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Current assets     (b)                                 $  1,501       $  3,228       $  1,576       $  1,528       $  1,578
Current liabilities                                       1,160          1,622          1,316          1,257          1,196
Working capital                                             341          1,606            260            271            382
Ratio of current assets to current liabilities            1.3:1          2.0:1          1.2:1          1.2:1          1.3:1
Total assets                                              7,530          9,123          9,891          9,337          9,706
Long-term debt                                            2,169          2,940          3,692          3,452          3,455
Trust convertible preferred securities                      522            522              -              -              -
Total stockholders' equity                                2,314          2,275          2,930          2,815          3,129
   Per common share                                        9.32           9.14           9.87           9.54          10.90
Return on average stockholders' equity and preferred
 securities:
      Continuing operations                               23.8%          15.9%           8.7%          (5.6)%          4.6%
      Including discontinued operations and
       extraordinary item                                 20.6%           1.3%           9.1%          (5.1)%          6.8%
===========================================================================================================================
GENERAL DATA
Salaries, wages and employee benefits (c)              $    640       $    806       $    797       $    811       $    744
Number of regular employees at year end                   8,394         11,658         12,509         13,127         13,613
---------------------------------------------------------------------------------------------------------------------------

(a) 1996 excludes $609 million for November 17, 1996 - December 31, 1996 which was included in loss on disposal in the Consolidated Earnings Statement.

(b)  1996 Includes net assets of discontinued operations (see Note 8).

(c) Employee benefits are net of pension income recognized in accordance with current accounting standards for pension costs. For years 1997, 1996, 1995 and 1994, such benefits also include the accrued postretirement medical benefits cost.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None.

                                   --------

                                    PART III

The information required by Items 10 through 12 (except for information regarding the company's executive officers) is incorporated by reference to Unocal's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") (File No. 1-8483), as indicated below. The 1998 Proxy Statement is expected be filed with the Securities and Exchange Commission on or about April 20, 1998.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information regarding Unocal's directors and nominees for election as directors to appear under the captions "Item 1. Election of Directors" and "Board and Committee Meetings" in the 1998 Proxy Statement. Also, see the list of Unocal's executive officers and related information under the caption "Executive Officers of the Registrant" in Part I of this report on pages 18 and 19.

ITEM 11 - EXECUTIVE COMPENSATION

See the 1998 Proxy Statement for information regarding executive compensation to appear under the captions "Summary Compensation Table," "Option Grants in 1997," "Aggregated Option/SAR Exercises in 1997 and December 31, 1997 Option Values," "Long-Term Incentive Plan - Awards in 1997," "Pension Plan Benefits- Estimated Annual Retirement Benefits," "Employment Contracts, Termination of Employment and Change of Control Arrangements" and for information regarding directors' compensation to appear under the caption "Directors' Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the 1998 Proxy Statement for information regarding security ownership to appear under the caption "Security Ownership of Management."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:         Not required.

                                   --------

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

           (1) Financial Statements: See the Index to Consolidated Financial Statements and Financial Statement Schedules under Item 8 on page 42 of this report.

           (2) Financial Statement Schedules: See the Index to Consolidated Financial Statements and Financial Statement Schedules under Item 8 on page 42 of this report.

           (3) Exhibits: The Exhibit Index on pages 90 and 91 of this report lists the exhibits that are filed as part of this report.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)


    (b)  Reports filed on Form 8-K:

         During the fourth quarter of 1997:

         (1) Current Report on Form 8-K dated and filed October 14, 1997, for the purpose of reporting, under Item 5, Unocal's intent to consider the restructuring of certain of its Canadian oil and gas assets held by its Unocal Canada Limited subsidiary.

         (2) Current Report on Form 8-K dated and filed October 14, 1997, for the purpose of reporting, under Item 5, the resignation of Neal E. Schmale as Chief Financial Officer and the appointment of Timothy
              H. Ling as Chief Financial Officer.

         (3) Current Report on Form 8-K dated October 14, 1997, and filed October 15, 1997, for the purpose of reporting, under Item 5, a jury's verdict validating Unocal's reformulated gasoline patent.

         (4) Current Report on Form 8-K dated and filed October 27, 1997, for the purpose of reporting, under Item 5, third quarter and nine-month 1997 earnings and related information.

         (5) Current Report on Form 8-K dated November 3, 1997, and filed November 4, 1997, for the purpose of reporting, under Item 5, damages awarded to Unocal in the reformulated gasoline patent infringement lawsuit.

         (6) Current Report on Form 8-K dated and filed November 26, 1997, for the purpose of reporting, under Item 5, lower earnings from the company's Molycorp, Inc., subsidiary.

         (7) Current Report on Form 8-K dated December 17, 1997, and filed December 19, 1997, for the purpose of reporting, under Item 5, the company's 1998 capital spending plan.

         During the first quarter of 1998 to the date hereof:

         (1) Current Report on Form 8-K dated and filed January 28, 1998, for the purpose of reporting, under Item 5, the company's fourth quarter and full-year 1997 earnings and related information.

         (2) Current Report on Form 8-K dated February 13, 1998, and filed February 17, 1998, for the purpose of reporting, under Item 5, the company's Unocal Canada Limited subsidiary's agreement to exchange certain of its Canadian oil and gas properties with Tarragon Oil and Gas Limited for Tarragon common stock and debentures.

         (3) Current Report on Form 8-K dated February 25, 1998, and filed March 3, 1998, for the purpose of reporting, under Item 5, the company's 1997 crude oil and natural gas reserve data.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNOCAL CORPORATION
                                           (Registrant)
Date:
March 30, 1998                           By:  /s/ TIMOTHY H. LING
--------------                           ------------------------
                                         Timothy H. Ling
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 1998.

            SIGNATURE                                                                  TITLE
-------------------------------------------------------------------------------------------------------------


/s/ ROGER C. BEACH                                                    Chairman of the Board of Directors and
----------------------------------                                               Chief Executive
Roger C. Beach                                                                        Officer


/s/ JOHN F. IMLE, JR.                                                         Director and President
----------------------------------
John F. Imle, Jr.


/s/ TIMOTHY H. LING                                                           Chief Financial Officer
----------------------------------
Timothy H. Ling


/s/ JOE D. CECIL                                                          Vice President and Comptroller
----------------------------------
Joe D. Cecil


/s/ JOHN W. AMERMAN                                                                  Director
----------------------------------
John W. Amerman


/s/ JOHN W. CREIGHTON, JR.                                                           Director
----------------------------------
John W. Creighton, Jr.


/s/ MALCOLM R. CURRIE                                                                Director
----------------------------------
Malcolm R. Currie


/s/ FRANK C. HERRINGER                                                               Director
----------------------------------
Frank C. Herringer


/s/ DONALD P. JACOBS                                                                 Director
----------------------------------
Donald P. Jacobs

            SIGNATURE                                                                  TITLE
-----------------------------------------------------------------------------------------------------------------------


/s/ KEVIN W. SHARER                                                                  Director
----------------------------------
Kevin W. Sharer


/s/ CHARLES R. WEAVER                                                                Director
----------------------------------
Charles R. Weaver


/s/ MARINA V.N. WHITMAN                                                              Director
----------------------------------
Marina v.N. Whitman

                                         UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                       (MILLIONS OF DOLLARS)


                                                                Additions
                                                       -------------------------------
                                                       Charged or           Charged or
                                  Balance at           (credited)           (credited)         Deductions         Balance
                                  beginning            to costs &            to other             from             at end
Description                       of period             expenses             accounts          reserves (a)      of period
------------------------------------------------------------------------------------------------------------------------------------
YEAR 1997
Amounts deducted from
  applicable assets:

Accounts and notes receivable     $35                     $ 7                  $ 1                $ (8)               $35
Investments and long-term
  receivables                     $13                     $ 1                  $31                $(13)               $32

YEAR 1996
Amounts deducted from
  applicable assets:

Accounts and notes receivable      $28                     $19                   $(1)             $(11)               $35
Investments and long-term
  receivables                      $15                     $(3)                  $ 1              $  -                $13

YEAR 1995
Amounts deducted from
  applicable assets:

Accounts and notes receivable      $15                     $22                   $ -              $ (9)               $28
Investments and long-term
 receivables                       $ 3                     $ -                    $12             $  -                $15

(a) Represents receivables written off, net of recoveries, reinstatement and losses sustained.

                               UNOCAL CORPORATION
                                 EXHIBIT INDEX

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 2.1        Sale and Purchase Agreement for 76 Products Company, dated December 14, 1996, between Union Oil Company of California and Tosco Corporation  (without attachments or schedules) (incorporated by reference to
                   Exhibit 2.1 to Unocal's Current Report on Form 8-K dated December 16, 1996, and filed January 3, 1997,
                   File No. 1-8483).
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 2.2        Stock Purchase and Shareholder Agreement, dated as of January 15, 1997, by and between Tosco Corporation and Union Oil Company of California, together with form of Supplement No. 1 thereto (incorporated by reference to Exhibit 2.2 to Unocal's Current Report on Form 8-K dated December 16, 1996, and filed
                   January 3, 1997, File No. 1-8483).
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 2.3        Amendment No. 1 and Supplement, dated as of March 31, 1997, to Stock Purchase and Shareholder Agreement,
                   dated as of January 15, 1997, by and between Tosco Corporation and Union Oil Company of California
                   (incorporated by reference to Exhibit C to Unocal's and Union Oil Company of California's statement on
                   Schedule 13D relating to Tosco Corporation, dated and filed April 10, 1997, File No. 1-7910).
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 2.4        Environmental Agreement, dated as of March 31, 1997, by and between Union Oil Company of California and
                   Tosco Corporation (without schedules) (incorporated by reference to Exhibit 2.3 to Unocal's Current
                   Report on Form 8-K dated December 16, 1996, and filed January 3, 1997, File No. 1-8483).
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 3.1        Certificate of Incorporation of Unocal, as amended through July 23, 1992, and currently in effect
                   (incorporated by reference to Exhibit 3.1 to Amendment No. 2 on Form 10-K/A to Unocal's Annual Report on
                   Form 10-K for the year ended December 31, 1993, File No. 1-8483).
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 3.2        Bylaws of Unocal, as amended through March 30, 1998, and currently in effect.
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 3.3        Bylaws of Unocal, as amended to be effective June 1, 1998.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 4.1        Standard Multiple-Series Indenture Provisions, January 1991, dated as of January 2, 1991 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Union Oil Company of California and
                   Unocal (File Nos. 33-38505 and 33-38505-01)).
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 4.2        Form of Indenture, dated as of January 30, 1991, among Union Oil Company of California, Unocal and The
                   Bank of New York (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of
                   Union Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 4.3        Form of Indenture, dated as of February 3, 1995, among Union Oil Company of California, Unocal and Chase
                   Trust Company of California (incorporated by reference to Exhibit 4.6 to the Registration Statement on
                   Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-54861 and 33-54861-01)).
                   Other instruments defining the rights of holders of long term debt of Unocal and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Unocal and its subsidiaries on a consolidated basis.  Unocal agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.1       Rights Agreement, dated as of January 29, 1990, between the Unocal and The Chase Manhattan Bank, as successor Rights Agent (incorporated by reference to Exhibit 1 to Unocal's Current Report on Form 8-K
                   dated January 29, 1990, File No. 1-8483).
------------------------------------------------------------------------------------------------------------------------------------

The following Exhibits 10.2 through 10.14 are management contracts or compensatory plans, contracts or arrangements required to be filed by Item 601
(b) (10) (iii) (A) of Regulation S-K.

-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.2       Management Incentive Program (incorporated by reference to Exhibit A to Unocal's Proxy Statement dated
                   March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.3       Unocal Revised Incentive Compensation Plan Cash Deferral Program (incorporated by reference to Exhibit
                   10.3 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8483).
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.4       Long-Term Incentive Plan of 1985 (incorporated by reference to Unocal's Proxy Statement dated March 24,
                   1984, for its 1984 Annual Meeting of Stockholders, File No. 1-8483).

------------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.5       Supplemental Retirement Plan for Key Management Personnel, as amended and restated effective as of April
                   1, 1994.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.6       Unocal Supplemental Savings Plan, effective January 1, 1997.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.7       Other Compensatory Arrangements (incorporated by reference to Exhibit 10.4 to Unocal's Annual Report on
                   Form 10-K for the year ended December 31, 1990, File No. 1-8483).
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.8       Directors' Restricted Stock Plan of 1991 (incorporated by reference to Exhibit B to Unocal's Proxy
                   Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.9       Amendments to Directors Restricted Stock Plan, effective February 8, 1996 (incorporated by reference to
                   Exhibit 10.7 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1995, File No.
                   1-8483).
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.10      Form of Indemnity Agreement between Unocal and each of its directors (incorporated by reference to
                   Exhibit A to Unocal's Proxy Statement dated March 20, 1987, for its 1987 Annual Meeting of Stockholders,
                   File No. 1-8483).
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.11      Employment Agreement, effective as of December 8, 1997, by and between Unocal and Roger C. Beach.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.12      Form of Change in Control Agreement, effective as of December 8, 1997, by and between Unocal and each of
                   John F. Imle and Timothy H. Ling.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.13      Form of Change in Control Agreement, effective as of December 8, 1997, by and between Unocal and each of
                   Randolph L. Howard, John W. Schanck, L.E. (Ed) Scott, Charles R. Williamson and Dennis P.R. Codon.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 10.14      Termination and Employment Agreement and Release, dated November 14, 1997, among Neal E. Schmale, Union
                   Oil Company of California and Unocal (incorporated by reference to Exhibit 10 to Unocal's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 1997, File No. 1-8483).
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 12.1       Statement regarding computation of ratio of earnings to fixed charges of Unocal for the five years ended December 31, 1997.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 12.2       Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the five years ended December 31, 1997.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 12.3       Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the five years ended December 31, 1997.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 21         Subsidiaries of Unocal Corporation.
------------------------------------------------------------------------------------------------------------------------------------
Exhibit 23         Consent of Coopers & Lybrand L.L.P.
-----------------------------------------------------------------------------------------------------------------------------------
Exhibit 27.1       Financial data schedule for the period ended December 31, 1997 (included only in the copy of this report filed electronically with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 27.2       Restated financial data schedule for the period ended December 31, 1996 (included only in the copy of this report filed electronically with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 27.3       Restated financial data schedule for the period ended December 31, 1995 (included only in the copy of this report filed electronically with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 27.4       Restated financial data schedule for the period ended March 31, 1997 (included only in the copy of this report filed electronically with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 27.5       Restated financial data schedule for the period ended June 30, 1997 (included only in the copy of this report filed electronically with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 27.6       Restated financial data schedule for the period ended September 30, 1997 (included only in the copy of this report filed electronically with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 27.7       Restated financial data schedule for the period ended March 31, 1996 (included only in the copy of this report filed electronically with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 27.8       Restated financial data schedule for the period ended June 30, 1996 (included only in the copy of this report filed electronically with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 27.9       Restated financial data schedule for the period ended September 30, 1996 (included only in the copy of this report filed electronically with the Commission).
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 99.1       Restated and Amended Articles of Incorporation of Union Oil Company of California, as amended through
                   October 24, 1996, and currently in effect.
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 99.2       Bylaws of Union Oil Company of California, as amended through March 30, 1998, and currently in effect.
-----------------------------------------------------------------------------------------------------------------------------
Exhibit 99.3       Bylaws of Union Oil Company of California, as amended to be effective June 1, 1998.