Form 10-Q
period 1998-03-31
UNOCAL CORP
filed 1998-05-14
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of October 31, 1997: 241,369,372

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                UNOCAL CORPORATION
CONSOLIDATED EARNINGS
(Unaudited)
                                                           For the Three Months
                                                              Ended March 31
                                                         ----------------------
Millions of dollars except per share amounts                   1998       1997
--------------------------------------------------------------------------------
  Revenues
  Sales and operating revenues ................               $ 1,171   $ 1,408
  Gain on sales of assets and other revenues ..                    36        48
--------------------------------------------------------------------------------
        Total revenues ........................                 1,207     1,456
  Costs and Other Deductions
  Crude oil and product purchases .............                   416       459
  Operating expense ...........................                   331       288
  Selling, administrative and general expense .                    20        28
  Depreciation, depletion and amortization ....                   181       211
  Dry hole costs ..............................                    50        16
  Exploration expense .........................                    47        28
  Interest expense ............................                    41        61
  Property and other operating taxes ..........                    16        20
  Distributions on convertible preferred
     securities of subsidiary trust ...........                     8         8
--------------------------------------------------------------------------------
        Total costs and other deductions ......                 1,110     1,119
--------------------------------------------------------------------------------
  Earnings from continuing operations
     before income taxes ......................                    97       337
  Income taxes ................................                    79       149
--------------------------------------------------------------------------------
 Earnings from continuing operations
    before discontinued operations ...........               $    18      $ 188
 Loss from discontinued operations ..........                     --        (44)
--------------------------------------------------------------------------------
       Net earnings applicable to common stock                $    18     $ 144
--------------------------------------------------------------------------------
Basic earnings per share of common stock (a)
   Continuing operations ..........................           $   0.07    $0.75
   Net earnings ...................................           $   0.07    $0.57
Diluted earnings per share of common stock (b)  (c)
   Continuing operations ..........................           $   0.07    $0.73
   Net earnings ...................................           $   0.07    $0.56
Cash dividends declared per share of common stock .           $   0.20    $0.20
--------------------------------------------------------------------------------
(a)  Basic weighted average shares outstanding
      (in thousands)                                           241,430   250,510
(b)  Diluted weighted average shares outstanding
      (in thousands)                                           242,861  264,773
(c)  Distributions on preferred securities (net of tax)
       excluded in numerator.  In 1998,                       $      -    $   6
       the effect of assumed conversion of preferred securities on earnings per share is antidilutive.

               See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET                                 UNOCAL CORPORATION

                                                          March 31  December  31
                                                          ----------------------
Millions of dollars                                       1998 (a)         1997
--------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents .............................   $   275    $   338
   Accounts and notes receivable .........................       848        897
   Inventories ...........................................       165        172
   Deferred income taxes .................................        54         71
   Other current assets ..................................        31         23
--------------------------------------------------------------------------------
      Total current assets ...............................     1,373      1,501
Investments and long-term receivables ....................     1,128      1,113
Properties (b) ...........................................     4,882      4,816
Deferred income taxes ....................................        14          7
Other assets .............................................       181         93
--------------------------------------------------------------------------------
      Total assets .......................................   $ 7,578    $ 7,530
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ......................................   $   655    $   785
   Taxes payable .........................................       112        126
   Interest payable ......................................        34         54
   Current portion of environmental liabilities ..........        99        100
   Other current liabilities .............................        82         95
 -------------------------------------------------------------------------------
      Total current liabilities ..........................       982      1,160
Long-term debt ...........................................     2,427      2,169
Deferred income taxes ....................................       132        137
Accrued abandonment, restoration
    and environmental liabilities ........................       640        627
Other deferred credits and liabilities ...................       629        601
Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary
   trust holding solely 6-1/4%
   convertible junior subordinated debentures of Unocal ..       522        522
Common stock ($1 par value) ..............................       252        252
Capital in excess of par value ...........................       460        452
Foreign currency translation adjustment ..................       (17)       (18)
Unearned portion of restricted stock issued ..............       (31)       (31)
Retained earnings ........................................     1,992      2,021
Treasury stock - at cost  (c) ............................      (410)      (362)
--------------------------------------------------------------------------------
      Total stockholders' equity .........................     2,246      2,314
 -------------------------------------------------------------------------------
         Total liabilities and stockholders' equity ......   $ 7,578    $ 7,530
--------------------------------------------------------------------------------
(a)  Unaudited
(b)  Net of accumulated depreciation:                        $ 10,040  $  9,896
(c)  Number of shares (in thousands):                          10,595     9,262

               See notes to the consolidated financial statements.

CONSOLIDATED CASH FLOWS                                     UNOCAL CORPORATION
(Unaudited)

                                                           For the Three Months
                                                             Ended March 31
                                                           ---------------------
Millions of dollars                                         1998           1997
--------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings .............................................   $    18    $   144
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Loss on disposal of discontinued
        operations (before-tax) ..........................        --         71
      Depreciation, depletion and amortization ...........       181        211
      Dry hole costs .....................................        50         16
      Deferred income taxes ..............................        13         10
      Gain on sales of assets (before-tax) ...............        --        (10)
      Other ..............................................        20        (27)
      Working capital and other changes
        related to operations
         Accounts and notes receivable ...................        69        (87)
         Inventories .....................................         7        (33)
         Accounts payable ................................      (131)       105
         Taxes payable ...................................       (14)        48
         Other ...........................................      (119)      (114)
--------------------------------------------------------------------------------
            Net cash provided by operating activities ....        94        334

Cash Flows from Investing Activities
   Capital expenditures
     (includes dry hole costs) ...........................      (326)      (286)
   Proceeds from sale of
     discontinued operations .............................        --      1,390
   Proceeds from sales of assets .........................         4         16
--------------------------------------------------------------------------------
            Net cash provided by (used in)
               investing activities ......................      (322)     1,120

Cash Flows from Financing Activities
   Long-term borrowings ..................................       395        341
   Reduction of long-term debt ...........................      (133)      (166)
   Dividends paid on common stock ........................       (48)       (50)
   Repurchases of common stock ...........................       (48)       (46)
   Other .................................................        (1)        (1)
--------------------------------------------------------------------------------
         Net cash provided by financing activities .......       165         78

Increase (decrease) in cash and cash equivalents .........       (63)     1,532
Cash and cash equivalents at beginning of year ...........       338        217
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period ...............   $   275    $ 1,749
--------------------------------------------------------------------------------

Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
      Interest (net of amount capitalized)                   $    60    $    86
      Income taxes (net of refunds)                          $    92    $    62


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

     These interim consolidated financial statements should be read in conjunction with the Consolidated financial statements and the Notes thereto filed with the Commission in Unocal Corporation's 1997 Annual Report on Form 10-K.

     Results for the three months ended March 31, 1998, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1998 presentation.

(2) For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, Union Oil Company of California (Union Oil) and its consolidated subsidiaries and Unocal Capital Trust, will be referred to as the company.

(3)  Other Financial Information

     Sales and operating revenues are derived from the sale of crude oil, natural gas, natural gas liquids, geothermal steam, electricity, specialty minerals and nitrogen-based agricultural products produced by the company. During the first quarters of 1998 and 1997, approximately 31 percent and 32 percent, respectively, of total sales and operating revenues were attributed to the resale of purchased crude oil, natural gas and natural gas liquids produced by others, that the company purchased in connection with its trading and marketing activities. Related purchase costs are classified as expense in the crude oil and product purchases category of the consolidated earnings statement.

     Capitalized interest totaled $8 million and $5 million for the first quarters of 1998 and 1997, respectively.

     During the first quarter of 1998, the company recorded after-tax foreign exchange losses of approximately $6 million. These losses were primarily due to foreign currency forward contracts which locked in U.S. dollar exchange rates for the Thai baht.

(4)  Income Taxes

     Taxes on earnings from continuing operations for the first quarter of 1998 were $79 million compared with $149 million for the first quarter of 1997. The effective tax rates for the first quarters of 1998 and 1997 were 81 percent and 44 percent, respectively. The increase in the effective tax rate for 1998 was primarily due to adjustments totaling $21 million for deferred taxes and $11 million for current taxes related to appreciation of the baht in Thailand.

(5)  Comprehensive Income

     Effective March 31, 1998, the company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The company's comprehensive earnings were as follows:

                                                          For the Three Months
                                                            Ended March 31
                                                      --------------------------
Millions of dollars                                     1998              1997
------------------------------------------------------------------------------
Net earnings .................................        $        18 $         144
Change in equity due to foreign
currency translation adjustments .............                  1            (1)
--------------------------------------------------------------------------------
      Comprehensive earnings .................        $        19 $         143
--------------------------------------------------------------------------------

(Unaudited)

(6)  Earnings Per Share

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the first quarters ended March 31, 1998 and 1997:


                                                                                   Earnings             Shares             Per Share
Millions except per share amounts                                                 (Numerator)       (Denominator)            Amount
------------------------------------------------------------------------------------------------------------------------------------
Three Months ended March 31, 1998
      Earnings from continuing operations .........................................            $ 18             241
            Basic EPS .............................................................                                         $   0.07
                                                                                                                               =====
      Effect of Dilutive Securities
         Options ..................................................................             --                1
                                                                                               -------------------------------------
         Diluted EPS ..............................................................            $ 18            $242             0.07
                                                                                                                               =====
         Distributions on preferred securities (after-tax) ........................               6              12
                                                                                               -------------------------------------
         Antidilutive .............................................................            $ 24            $254             0.09
                                                                                                                               =====
Three Months ended March 31, 1997
      Earnings from continuing operations .........................................            $188             251
            Basic EPS .............................................................                                         $   0.75
                                                                                                                               =====
      Effect of Dilutive Securities
         Options ..................................................................             --                1
                                                                                               -------------------------------------
                                                                                                188            $252             0.75
                                                                                                                               =====
         Distributions on preferred securities (after-tax) ........................               6              12
                                                                                               -------------------------------------
            Diluted EPS ...........................................................            $194            $264             0.73
                                                                                               -------------------------------------

     Not included in the computation of diluted EPS were options outstanding at March 31, 1998 to purchase approximately 827 thousand shares of common stock. These options were not included in the computation, as the exercise prices were greater than the average market price of the common shares. The exercise prices of these options range from $38.81 to $44.75 per share. The options will expire in 2007.

     At March 31, 1997, the basic and diluted loss per share for discontinued operations were $.18 and $.17, respectively.

(7)  Long Term Debt and Credit Agreements

     Financing activities during the first quarter of 1998 primarily consisted of increased borrowings through the issuance of $395 million in commercial paper, bringing the outstanding balance to $495 million. In addition, the company retired $25 million in medium-term notes and $108 million of the $250 million Thailand revolving credit facility. The balance remaining outstanding under the Thailand revolving credit facility at March 31, 1998 was $52 million. Commercial paper was used to refinance the medium-term notes and the retired portion of the credit facility.

(8)  Financial Instruments

     The fair values of the company's financial instruments at March 31, 1998 are described below:

(Unaudited)

     The Deutsche Mark currency swap agreement had a notional value of $110 million and an increased value of approximately $25 million based on dealer quotes.

     The company had four foreign currency forward contracts to purchase 1,505 million baht for $35 million to hedge a series of known United States dollar requirements. Based upon quoted market prices of comparable instruments, at March 31, 1998, the net fair value of the contracts were approximately $32 million.

     The company had outstanding commodity futures contracts covering 2,360 thousand barrels of crude oil with a notional amount of $39 million and 4 billion cubic feet of natural gas with a notional amount of $10 million. The company also had outstanding contracts for the purchase and sale of 18,900 thousand gallons of heating oil and 10,500 thousand gallons of unleaded gasoline with notional amounts of $9 million and $6 million, respectively, at March 31, 1998. Fair values of the outstanding futures contracts approximated their carrying values at March 31, 1998.

     The estimated fair value of the company's long-term debt was $2,550 million. The estimated fair value of the mandatorily redeemable convertible preferred securities of the company's subsidiary trust was $581 million.

(9)  Accrued Abandonment, Restoration and Environmental Liabilities

     At March 31, 1998, the company had accrued $453 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominately accrued for on a units-of-production basis and are estimated to be approximately $629 million. This estimate was derived in large part from abandonment cost studies performed by an independent firm and is used to calculate the amount to be amortized. The company's reserve for environmental remediation obligations at March 31, 1998 totaled $286 million, of which $99 million was included in current liabilities.

(10) Contingent Liabilities

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

     As disclosed in note 9, at March 31, 1998, the company had accrued $286 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where

(Unaudited)

     investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $240 million.

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

     The total amount of tax and interest that the company would be required to pay if the IRS were ultimately to prevail on the material issues described in the Notice, after application of foreign tax credits and overpayments related to other issues, and assuming a full disallowance of the claim for refund discussed below, is estimated at $508 million as of March 31, 1998.

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

(Unaudited)

(11) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

                                                         For the Three Months
                                                             Ended March 31
                                                      --------------------------
Millions of dollars                                           1998        1997
--------------------------------------------------------------------------------
Total revenues ............................                 $ 1,207     $ 1,455
Total costs and other deductions
   (including income taxes) ...............                   1,184       1,262
--------------------------------------------------------------------------------
Earnings from continuing operations .......                      23         193
Discontinued operations
   Loss on disposal (a) ...................                      --         (44)
--------------------------------------------------------------------------------
Net earnings ..............................                 $    23     $   149
--------------------------------------------------------------------------------
(a)  Net of tax benefit of:                                 $     -     $   (27)


                                                                     At December
                                                     At March 31        31 (b)
                                                      --------------------------
Millions of dollars                                       1998             1997
--------------------------------------------------------------------------------
Current assets ...............................           $1,373           $1,576
Noncurrent assets ............................            6,231            6,053
Current liabilities ..........................              983            1,124
Noncurrent liabilities .......................            3,828            3,534
Shareholder's equity .........................            2,793            2,971
--------------------------------------------------------------------------------
(b)  Audited


(12) Subsequent Event

     On May 6, 1998, Union Oil issued $100 million of 6-1/2% notes due May 1, 2008 and $200 million of 7% debentures due May 1, 2028, in each case guaranteed by Unocal. The proceeds from the sale were used to retire the maturing $110 million Deutsche Mark bonds and to reduce outstanding commercial paper borrowings.

OPERATING HIGHLIGHTS                                       UNOCAL CORPORATION
(Unaudited)


                                                           For the Three Months
                                                              Ended March 31
                                                           ---------------------
                                                               1998        1997
--------------------------------------------------------------------------------
NET DAILY PRODUCTION
   Crude oil and condensate (thousand barrels daily)
      United States
         Spirit Energy 76 ..............................          44          48
         Alaska ........................................          30          34
--------------------------------------------------------------------------------
           Total United States .........................          74          82
      International
         Far East (a) ..................................          89          93
         Other .........................................          31          27
--------------------------------------------------------------------------------
           Total International .........................         120         120
      Worldwide ........................................         194         202
--------------------------------------------------------------------------------

   Natural gas (million cubic feet daily)
      United States
         Spirit Energy 76 ..............................         788         910
         Alaska ........................................         138         156
--------------------------------------------------------------------------------
           Total United States .........................         926       1,066
      International
         Far East (a) ..................................         826         805
         Other .........................................          52          67
--------------------------------------------------------------------------------
           Total International .........................         878         872
      Worldwide ........................................       1,804       1,938
--------------------------------------------------------------------------------

   Natural gas liquids (thousand barrels daily) ........          18          20
   Geothermal (million kilowatt-hours daily) ...........          21          16

--------------------------------------------------------------------------------

(a) Includes host country share in Indonesia of:
      Crude oil and condensate                                    18         30
      Natural gas                                                 33         33

OPERATING HIGHLIGHTS (continued)                             UNOCAL CORPORATION
(Unaudited)


                                                           For the Three Months
                                                              Ended March 31
                                                          ----------------------
                                                                1998      1997
--------------------------------------------------------------------------------
AVERAGE SALES PRICES (a)
   Crude oil and condensate (per barrel)
      United States
         Spirit Energy 76 ..............................     $13.94      $20.79
         Alaska ........................................      10.84       18.51
           Total United States .........................      12.66       19.85
      International
         Far East ......................................     $13.97      $21.03
         Other .........................................      12.30       20.07
           Total International .........................      13.50       20.75
      Worldwide ........................................     $13.15      $20.32
--------------------------------------------------------------------------------
   Natural gas (per thousand cubic feet)
      United States
         Spirit Energy 76 ..............................     $ 2.14      $ 2.78
         Alaska ........................................       1.47        1.35
           Total United States .........................       2.03        2.57
      International
         Far East ......................................     $ 2.03      $ 2.40
         Other .........................................       2.09        2.22
           Total International .........................       2.04        2.38
      Worldwide ........................................     $ 2.04      $ 2.49
--------------------------------------------------------------------------------
AGRICULTURAL PRODUCTS PRODUCTION VOLUMES
(thousand tons)
   Ammonia .............................................        374         391
   Urea ................................................        260         275
   Other products ......................................        175         207

AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia .............................................        220         156
   Urea ................................................        325         210
   Other products ......................................        174         252
(a)  Excludes Global Trade margins

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Unocal should be read in conjunction with the company's Management, Discussion and Analysis in Item 7 of the 1997 Annual Report on Form 10-K. Unless otherwise specified, the following discussion pertains to the company's continuing operations.

CONSOLIDATED RESULTS

                                                           For the Three Months
                                                              Ended March 31
                                                        ------------------------
Millions of dollars                                              1998      1997
------------------------------------------------------------------------------
After-tax earnings from continuing operations ................   $  18    $ 188
Special items (net of tax):
    Environmental and litigation provisions ..................     (33)      (9)
    Asset sales ..............................................      --        7
    Deferred tax adjustment ..................................     (21)      --
--------------------------------------------------------------------------------
   Total special items .......................................     (54)      (2)
 -------------------------------------------------------------------------------
   Adjusted after-tax earnings from continuing operations ....      72      190
Net loss on disposal of discontinued operations ..............      --      (44)
Special item:  discontinued operations .......................      --      (44)
--------------------------------------------------------------------------------
   Adjusted after-tax loss from discontinued operations ......      --       --
--------------------------------------------------------------------------------
      Adjusted after-tax earnings ............................   $  72    $ 190
--------------------------------------------------------------------------------

The company's first quarter 1998 adjusted earnings from continuing operations decreased 62 percent over the same period last year. The lower earnings level was primarily due to significantly lower average worldwide sales prices for crude oil and natural gas, lower U.S. natural gas and crude oil production, higher U.S. dry hole costs and higher international exploration expenses. Partially offsetting these negative factors were increased power generation at Salak in Indonesia, higher agricultural products sales volumes and lower interest expense.

EXPLORATION AND PRODUCTION

Exploration and Production involves the exploration for, and production of crude oil and natural gas.

UNITED STATES - Included in the United States category is Spirit Energy 76 and Alaska oil and gas operations. Spirit Energy 76 is responsible for oil and gas operations in the Lower 48 United States with emphasis on the Gulf Coast, deepwater areas in the Gulf of Mexico and the Permian Basis in West Texas. A substantial portion of crude oil and natural gas produced domestically is sold interdivision to the company's Global Trade group. The remainder is contracted to third parties, sold in the spot market or used in the company's agricultural products operations.

                                                            For the Three Months
                                                                Ended March 31
                                                          ----------------------
Millions of dollars                                            1998        1997
--------------------------------------------------------------------------------
After-tax earnings:
   Spirit Energy 76 ..................................         $ 10         $ 95
   Alaska ............................................           12           21
--------------------------------------------------------------------------------
      Total after-tax earnings .......................           22          116
Special items:
     Asset sales .....................................           --            2
--------------------------------------------------------------------------------
            Adjusted after-tax earnings ..............         $ 22         $114
--------------------------------------------------------------------------------

During the first three months of 1998, adjusted after-tax earnings decreased 81 percent compared with the same period a year ago. The decrease was primarily due to substantially lower average sales prices for crude oil and natural gas, decreased crude oil and natural gas production and higher dry hole costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Compared with the first quarter of 1997, average sales prices for United States crude oil decreased by $7.19 per barrel, or 36 percent, and average sales prices for United States natural gas decreased by $.54 per thousand cubic feet (mcf) , or 21 percent.

The company's United States crude oil and natural gas production decreased by 10 percent and 13 percent, respectively, over the same period a year ago. The decreased production volumes were primarily due to two separate pipeline curtailments and mechanical-related shut-ins.

Dry hole expense increased by $20 million (after-tax) compared with the first quarter of 1997 due to increased exploratory drilling activities in the Gulf of Mexico.

INTERNATIONAL - The company's international operations pursue oil and gas exploration and exploitation opportunities outside the United States.

                                                           For the Three Months
                                                              Ended March 31
                                                          ----------------------
Millions of dollars                                         1998           1997
--------------------------------------------------------------------------------
After-tax earnings                                            13             102
Special items:
     Deferred tax adjustment ....................            (21)              1
--------------------------------------------------------------------------------
Adjusted after-tax earnings .....................           $ 34            $101
--------------------------------------------------------------------------------

During the first quarter of 1998, international adjusted after-tax earnings decreased compared with 1997 results primarily due to substantially lower average sales prices for crude oil and natural gas, increased exploration expenses and higher current income taxes in Thailand.

Compared with the first quarter of 1997, total international crude oil and condensate average sales prices decreased 35 percent to $13.50 per barrel and natural gas average sales prices decreased by 14 percent to $2.04 per mcf.

During the first quarter of 1998, crude oil and condensate production remained at the 1997 level of 120 thousand barrels per day and natural gas increased slightly from the 1997 level of 872 million cubic feet (mmcf) per day to 878 mmcf per day.

During the first quarter of 1998, exploration expense was higher by $7 million (after-tax), primarily due to increased exploration activities in Indonesia.

GLOBAL TRADE

The Global Trade group handles the company's worldwide crude oil, condensate and natural gas marketing and trading activities. Global Trade also purchases crude oil, condensate and natural gas from the company's joint venture partners, royalty owners and other unaffiliated oil and gas producers for resale.

During the first quarters of 1998 and 1997 Global Trade's after-tax earnings were $6 million.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment explores for, produces and sells geothermal resources, and constructs and operates electric power generation plants and sells the related electricity.

First quarter 1998 and 1997 adjusted after-tax earnings were $14 million and $6 million, respectively. Improved 1998 earnings were primarily the result of a 31 percent increase in power generation and related sale of electricity, principally from the Indonesian Salak field Units 3 through 6, which came on line during the fourth quarter of 1997.
Partially offsetting these positive factors were higher dry hole provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DIVERSIFIED BUSINESS GROUP

                                                           For the Three Months
                                                             Ended March 31
                                                        -----------------------
Millions of dollars                                           1998         1997
-------------------------------------------------------------------------------
After-tax earnings
   Agricultural Products ............................         $  9          $ 20
   Carbon and Minerals ..............................           15            10
   Pipelines ........................................           15            14
   Other ............................................          --              1
--------------------------------------------------------------------------------
   Total ............................................           39            45
Special items:
   Carbon and Minerals (Litigation) .................           (1)          --
-------------------------------------------------------------------------------
Adjusted after-tax earnings .........................         $ 40          $ 45
--------------------------------------------------------------------------------

The Diversified Business group's lower adjusted after-tax earnings for the first quarter of 1998 were primarily due to lower margins on the Agricultural Products' export sales activity. The lower export sales activity was the result of lower sales prices and production volumes at the Kenai, Alaska plant. This negative impact to earnings was partially offset by higher Agricultural Products export sales volumes and sales margins associated with its West Coast operation. The higher adjusted net earnings for the Carbon and Minerals group were primarily due to increased earnings from its Brazilian affiliate.

CORPORATE AND UNALLOCATED

Corporate and Unallocated expense includes general corporate overhead, the non-exploration and production related activities of the New Ventures group and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                           For the Three Months
                                                                Ended March 31
                                                           ---------------------
Millions of dollars                                                1998    1997
--------------------------------------------------------------------------------
After-tax earnings effect
   Administrative and general expense ..........................   $(11)   $(13)
   Net interest expense ........................................    (26)    (42)
   Environmental and litigation expense ........................    (33)    (11)
   New Ventures ................................................     (7)     (7)
   Other .......................................................      1     (14)
--------------------------------------------------------------------------------
   Total .......................................................    (76)    (87)
Special items:
     Environmental and litigation provisions ...................    (32)     (9)
     Asset sales (Other) .......................................    --        4
--------------------------------------------------------------------------------
   Total special items .........................................    (32)     (5)
--------------------------------------------------------------------------------
Adjusted after-tax earnings effect from continuing operations ..   $(44)   $(82)
--------------------------------------------------------------------------------

Net interest expense decreased 38 percent from the first quarter of 1997 as a result of a decreased debt level and increased capitalized interest. The Other category decreased $15 million primarily due to dividends from a petroleum industry mutual insurance company. Asset sales for 1997 primarily consisted of the sale of a company airplane.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first three months of 1998, cash flow from operating activities, including working capital changes, was $94 million, compared with $334 million in 1997. This decrease was principally due to lower commodity prices, payment to Thailand

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

for 1997 income taxes and extension of payment terms for certain foreign and domestic fertilizer sales.

Proceeds from asset sales were $4 million for the first three months of 1998 and primarily consisted of miscellaneous real estate properties.

Consolidated working capital at March 31, 1998 was $391 million, an increase of $50 million from the year-end 1997 level of $341 million.

Capital expenditures for the first three months of 1998 totaled $326 million, an increase of $40 million from the 1997 level of $286 million, primarily due to increased drilling activities in the U.S. Gulf Coast.

The company's total debt including capital leases was $2,428 million at March 31, 1998, an increase of $258 million from the year-end 1997 level of $2,170 million. The debt-to-total capitalization ratio increased to 47 percent from 43 percent at year-end 1997.

During the first quarter of 1998, the company repurchased approximately 1.33 million shares of common stock for a total cost of approximately $48 million.

ENVIRONMENTAL MATTERS

At March 31, 1998, the company's reserves for environmental remediation obligations totaled $286 million, of which $99 million was included in current liabilities. During the first quarter, cash payments of $14 million were applied against the reserve and an additional $32 million in liabilities were recorded to the reserve account. The company also estimates that it could incur additional remediation costs aggregating approximately $240 million as discussed in note 10 to the consolidated financial statements. The company's total environmental reserve amount is grouped into the following five categories:

                                                                        March 31
Millions of dollars                                                        1998
--------------------------------------------------------------------------------
   Superfund and similar sites ....................................         $ 21
   Former company-operated sites ..................................           26
   Company facilities sold with retained liabilities ..............           68
   Inactive or closed company facilities ..........................          140
   Active company facilities ......................................           31
--------------------------------------------------------------------------------
      Total reserves ..............................................         $286
--------------------------------------------------------------------------------

The additional $32 million in reserves were for estimated cleanup and associated costs primarily for various company facilities where the company's operations have been closed or shut down, including the Avila Beach and Guadalupe sites. On April 3, 1998, the California Central Coast Regional Water Quality Control Board issued Cleanup and Abatement Orders for both sites. The order for Avila Beach requires excavation of the affected sections of the beach and town. The Guadalupe order requires excavation of 18 locations and bioremediation at other locations of the site in addition to the recovery of contaminants utilizing shallow wells. Estimates for possible additional remediation costs related to these sites are included in the $240 million total possible additional remediation costs disclosed in note 10 to the consolidated financial statements. (See notes 9 and 10 to the consolidated financial statements for related information.)

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

The current economic problems continue to be significant in Indonesia and Thailand. The company remains optimistic about Asia's long-term economic growth and is working closely with host governments and business associates through this difficult period.

The company expects energy prices to remain volatile in 1998 due to climate conditions, the production quotas set by OPEC and the ongoing developments between Iraq and the United Nations.

As a result of the current crude oil price outlook, the company expects to reduce its capital spending below the original 1998 forecast of $1.5 billion. Estimated expenditures for the full year 1998 are expected to total between $1.3 and $1.4 billion. The company is also reducing its expectations for 1998 oil and gas production levels from the United States Lower 48 by about five percent to 178,000 barrels of oil equivalent (boe) per day compared with an earlier forecast of 188,000 boe per day. However, long-term, high-potential growth projects in Indonesia, Bangladesh, Argentina and the Caspian Sea, as well as the exploration of high-potential prospects in shelf and deepwater areas of the Gulf of Mexico, are expected to proceed as planned. The company is focused on reserve replacement from high-potential prospects, rather than short-term projects to boost production.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the company uses derivative financial instruments to manage and reduce risks associated with these factors. The following discussion and analysis focuses on significant changes in the company's position regarding these risk factors since year end 1997.

Interest Rate Risk - The company's primary market exposure for changes in interest rates relates to the company's long term debt obligations. During the first quarter of 1998, the company increased its outstanding debt level (excluding capital lease obligations) by $258 million or twelve percent, to $2,426 million from its year end 1997 level of $2,168 million primarily through the additional issuance of commercial paper. The addition was principally due to increased cash requirements for capital expenditures and lower than anticipated first quarter commodity prices. The company expects to have cash available to repay a portion of the commercial paper borrowings in 1998 through a combination of cash generated by operations, sales of assets, new debt offerings and decreases in planned capital spending. However, a continuation of depressed commodity prices may lead to a further increase in the company's debt level at December 31, 1998. The following table provides principal amounts and related weighted average interest rates for the company's outstanding debt obligations at March 31, 1998 by expected maturity dates and constitutes a forward-looking statement. Circumstances could arise which may cause the timing and amount of actual cash flows to differ materially from the projections.

Debt Obligation Principal Amounts by Expected Maturity Dates at March 31, 1998
(excludes capital leases)
                                                                                                                             Fair
Millions of U.S. dollars                                               1998-2002      There-after         Total              Value
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate ...................................................           $ --           $1,744            $1,744            $1,868
  Average Interest Rates .....................................                            8.18%             8.18%
Fixed rate (DM denominated) (a) ..............................             --              135               135               135
  Average Interest Rates .....................................             --            6.125%            6.125%
Variable rate ................................................             --              547               547               547
  Average Interest Rates .....................................             --             5.94%             5.94%
------------------------------------------------------------------------------------------------------------------------------------
                                                                         $ --           $2,426            $2,426            $2,550
------------------------------------------------------------------------------------------------------------------------------------

(a) The underlying debt obligation is a 6.125 percent Deutsche Mark (DM) 250 million bond which was hedged by a currency swap agreement. Under the terms of the currency swap agreement, the company was to pay $110 million and receive DM 250 million at maturity. On May 6, 1998, the DM bond and the currency swap agreement matured. The company retired the DM bond with DM 250 million received from the currency swap agreement. The company used proceeds received from two new debt issues to pay its $110 million obligation under the currency swap agreement and to retire commercial paper. See note 12 to the consolidated financial statements for information regarding the new debt issues.

Foreign exchange rate risk - Due to the recent volatility in foreign currency exchange rates, the company entered into foreign currency forward contracts primarily to lock in exchange rates for funds to be converted to U.S. dollars. At March 31, 1998, the company had four foreign currency forward contract hedges outstanding related to its Thailand oil and gas operations with notional amounts totaling $35 million. Two of the outstanding contracts call for the company to pay 920,100,000 Thai baht in exchange for $20 million (U.S.) at maturity on April 9, 1998. The remaining two contracts call for the company to pay 584,500,000 Thai baht in exchange for $15 million (U.S.) at maturity on May 8, 1998. The contracts had a total value of approximately $32 million (U.S.) based upon the exchange rates in effect on March 31, 1998. The company will continue to monitor its exposure to foreign exchange rate volatility as part of its strategy to mitigate foreign currency risks.

Commodity price risk - The company generally uses hydrocarbon commodity based derivative financial instruments, such as options or futures contracts with maturities of 18 months or less, to mitigate its exposure to fluctuations in petroleum commodity prices. The company also trades hydrocarbon-based derivative financial instruments on a limited basis. The company has controls in place and monitors its trading activities to ensure compliance.

The company uses a value at risk model to assess the market risk of its commodity price sensitive derivative financial instruments for internal risk management purposes. Value at risk represents the potential loss in fair value the company would experience on its commodity price sensitive derivative financial instruments, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's calculation model is based on historical data and uses a one week time interval and a 95 percent confidence level. The total amount of commodity derivative financial instruments held for trading purposes and purposes other than trading were not material at March 31, 1998. Based upon the company's calculations, the risk of loss in fair value associated with commodity price sensitive derivative financial instruments at March 31, 1998 was immaterial.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is incorporated by reference the information with respect to certain legal proceedings previously reported in Item 1 of Unocal's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K), the information regarding environmental remediation reserves in note 9 to the consolidated financial statements in Item 1 of Part I hereof, the discussion thereof in the Environmental Matters section of Management's' Discussion and Analysis in Item 2 of Part I, and the information regarding certain legal proceedings and other contingent liabilities in note 10 to the consolidated financial statements.

(1) In Citizens for a Better Environment, et al. v. Union Oil Company of California, described in Paragraph (3) of Item 3 of the 1997 Form 10-K, the trial has been postponed to September 1998 while the parties continue with mediation in an attempt to settle the case.

(2) With reference to the matters involving the Guadalupe oil field, described in Paragraph (4) of Item 3 of the 1997 Form 10-K, a letter of intent (LOI) to settle the civil proceeding brought by the California Attorney General was executed by the parties in April 1998; however, final documentation and court approval are still necessary. The County of San Luis Obispo certified the Environmental Impact Report (EIR) in late March 1998, and on April 3, 1998, the Regional Water Quality Control Board (RWQCB) issued a Cleanup and Abatement Order substantially reflecting the agreement reached in the LOI.

(3) With reference to the matters involving the town of Avila Beach, California, described in Paragraph (5) of Item 3 of the 1997 Form 10-K, on April 3, 1998, the RWQCB certified the EIR and issued a Cleanup and Abatement Order.

(4) With reference to the preliminary determinations of underpaid royalties described in Paragraph (10) of Item 3 of the 1997 Form 10-K, the company has now received notices from the U.S. Department of Interior, Minerals Management Service, alleging underpaid royalties totaling approximately $48 million, as well as undetermined late payment charges.

(5) With reference to the matters involving the Mountain Pass, California, lanthanide facility of the company's Molycorp, Inc. (Molycorp), subsidiary, described in Paragraph (14) of Item 3 of the 1997 Form 10-K, on March 5, 1998, Molycorp was served by the Lahontan Regional
         Water Quality Control Board (LRWQCB) with a Notice of Proposed Administrative Civil Liability which seeks civil penalties in the amount of approximately $550,000 for alleged failures to submit self-monitoring reports and discharge reports in a timely manner. Molycorp has the opportunity to contest the proposed civil penalties at a hearing scheduled in July 1998. In addition, the LRWQCB issued three Cleanup and Abatement Orders on March 25, 1998, relating to the present wastewater evaporation pond, a former and now-closed wastewater evaporation pond, and the mine and mill site, all located at the Mountain Pass facility. These three orders do not carry civil penalties, but may require significant expenditures for environmental investigation and remediation.

(6) With reference to the matter involving the company's former refinery in Rodeo, California, described in Paragraph (18) of Item 3 of the 1997 Form 10-K, in April 1998 the company settled the claims of the Bay Area Air Quality Management District for aggregate civil penalties of $285,000, which was paid in May.

ITEM 2.   CHANGES IN SECURITIES

During the first quarter of 1998, the company awarded 4,496 restricted stock units to nonemployee directors pursuant to the terms of the company's Directors' Restricted Stock Plan. The units were not registered under the Securities Act of 1933 (the Act) in reliance upon the exemption contained in Section 4(2) of the Act for transactions by an issuer not involving any public offering. The units were awarded (1) in consideration of the prior election by each of the nonemployee directors to defer all or a portion of his or her cash fees and (2) upon the credit of dividend equivalents upon units previously issued. The units are paid out in an equal number of shares of Unocal common stock at the end of a restriction period elected by each director, or upon his or her earlier termination of service as a director.

During the first quarter of 1998, Unocal issued 46 shares of its common stock upon the conversion of 40 of the 6-1/4% trust convertible preferred securities of Unocal Capital Trust. The common shares were not registered under the Act in reliance upon the exemption contained in Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security-holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The Exhibit Index on page 20 of this report lists the exhibits that are filed as part of this report.

     (b)  Reports on Form 8-K:

                 Filed during the first quarter of 1998:

                 1. Current Report on Form 8-K dated and filed January 28, 1998, for the purpose of reporting, under Item 5, the company's fourth quarter and full year 1997 earnings and related information.

                 2. Current Report on Form 8-K dated February 13, 1998 and filed
                    February 17, 1998, for the purpose of reporting, under Item 5, the company's Unocal Canada Limited subsidiary's agreement to exchange certain of its Canadian oil and gas properties with Tarragon Oil and Gas Limited for Tarragon common stock and debentures.

                 3. Current Report on Form 8-K dated February 25, 1998 and filed
                    March 3, 1998, for the purpose of reporting, under Item 5, the company's crude oil and natural gas reserve data.

                 Filed during the second quarter of 1998 to the date hereof:

                 1. Current  Report on Form 8-K dated  April 15,  1998 and filed
                    April 21, 1998, for the purpose of reporting, under Item 5, the completion of Unocal Canada Limited subsidiary's exchange of certain of its Canadian oil and gas properties with Tarragon Oil and Gas for Tarragon common stock and debentures.

                 2. Current  Report on Form 8-K dated  April 28,  1998 and filed
                    April 29, 1998, for the purpose of reporting, under Item 5, Unocal's first quarter 1998 earnings and related information.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNOCAL CORPORATION
                                         (Registrant)


Dated:  May 13, 1998                  By:   /s/ Joe D. Cecil
                                            ----------------
                                                Joe D. Cecil
                                                Vice President and Comptroller
                                                (Duly Authorized Officer and
                                                Principal Accounting Officer)

                                  EXHIBIT INDEX


     3    Bylaws of Unocal, as amended to be effective June 1, 1998.

     10   Amendments to 1985 and 1991 Incentive Plan Awards.

     12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for three months ended March 31, 1998 and 1997.

     12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended March 31, 1998 and 1997.

     27 Financial data schedule for the period ended March 31, 1998 (included only in the copy of this report filed electronically with the Commission).