Form 10-Q
period 1998-06-30
UNOCAL CORP
filed 1998-08-12
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common  Stock, $1  par value,  outstanding   as  of July 31,
1998: 241,359,987

                                                          PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
CONSOLIDATED EARNINGS                                                                                             UNOCAL CORPORATION
(Unaudited)
                                                                                   For the Three Months          For the Six Months
                                                                                       Ended June 30                Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars except per share amounts                                       1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues .............................................       $ 1,226       $ 1,494        $ 2,397       $ 2,902
Gain on sales of assets and other revenues ...............................           171           160            207           208
------------------------------------------------------------------------------------------------------------------------------------
     Total revenues .....................................................          1,397         1,654          2,604         3,110
Costs and other deductions
Crude oil and product purchases ..........................................           515           633            931         1,092
Operating expense ........................................................           358           365            689           653
Selling, administrative and general expense ..............................            15            27             35            55
Depreciation, depletion and amortization .................................           199           244            380           455
Dry hole costs ...........................................................            42            27             92            43
Exploration expense ......................................................            39            36             86            64
Interest expense .........................................................            42            49             83           110
Property and other operating taxes .......................................            15            16             31            36
Distributions on convertible preferred
   securities of subsidiary trust ........................................             8             8             16            16
------------------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions ...................................         1,233         1,405          2,343         2,524
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes ...................................................           164           249            261           586
Income taxes .............................................................            59            93            138           242
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
   before discontinued operations  and extraordinary item ................       $   105       $   156        $   123       $   344
Discontinued operations
   Loss on disposal (net of tax) .........................................            --            --             --           (44)
Extraordinary item
   Early extinguishment of debt (net of tax) .............................            --           (38)            --           (38)
------------------------------------------------------------------------------------------------------------------------------------
      Net earnings applicable to common stock ............................       $   105       $   118        $   123       $   262
                                                                                ====================================================
Basic earnings per share of common stock (a)
   Continuing operations .............................................           $  0.43       $  0.62        $  0.51       $  1.38
   Discontinued operations ...........................................                --            --             --         (0.18)
   Extraordinary item ................................................                --         (0.15)            --         (0.15)
                                                                                ----------------------------------------------------
   Net earnings ......................................................           $  0.43       $  0.47        $  0.51       $  1.05
                                                                                ----------------------------------------------------
Diluted earnings per share of common stock (b)(c)
   Continuing operations .............................................           $  0.43       $  0.61        $  0.50       $  1.35
   Discontinued operations ...........................................                --            --             --         (0.17)
   Extraordinary item ................................................                --         (0.14)            --         (0.14)
                                                                                ----------------------------------------------------
   Net earnings ......................................................           $  0.43       $  0.47        $  0.50       $  1.04
                                                                                ----------------------------------------------------

Cash dividends declared per share of common stock ....................           $  0.20       $  0.20        $  0.40       $  0.40
                                                                                ----------------------------------------------------
(a)  Basic weighted average shares outstanding  (in thousands) .......           241,362       249,583        241,396       250,047
(b)  Diluted weighted average shares outstanding (in thousands) ......           242,707       263,673        242,610       264,076
(c)  Distributions on preferred securities (net of tax) excluded in numerator.   $    --       $     6        $    --       $    12
     In 1998, the effect of assumed conversion of preferred securities on earnings per share is antidilutive.

               See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET                                               UNOCAL CORPORATION

                                                                        June 30 December 31
                                                                      ---------------------
Millions of dollars                                                      1998(a)     1997
-------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents ......................................   $    193    $    338
   Accounts and notes receivable ..................................        839         897
   Inventories ....................................................        148         172
   Deferred income taxes ..........................................         54          71
   Other current assets ...........................................         26          23
------------------------------------------------------------------------------------------
      Total current assets ........................................      1,260       1,501
Investments and long-term receivables .............................      1,340       1,113
Properties (b) ....................................................      4,952       4,816
Deferred income taxes .............................................         40           7
Other assets ......................................................        158          93
------------------------------------------------------------------------------------------
      Total assets ................................................   $  7,750    $  7,530
------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ...............................................   $    651    $    785
   Taxes payable ..................................................         89         126
   Interest payable ...............................................         55          54
   Current portion of environmental liabilities ...................        100         100
   Other current liabilities ......................................         79          95
------------------------------------------------------------------------------------------
      Total current liabilities ...................................        974       1,160
Long-term debt ....................................................      2,480       2,169
Deferred income taxes .............................................        172         137
Accrued abandonment, restoration and environmental liabilities ....        641         627
Other deferred credits and liabilities ............................        661         601
Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust holding solely 6-1/4%
   convertible junior subordinated debentures of Unocal ...........        522         522
Common stock ($1 par value) .......................................        252         252
Capital in excess of par value ....................................        456         452
Foreign currency translation adjustment ...........................        (18)        (18)
Unearned portion of restricted stock issued .......................        (29)        (31)
Retained earnings .................................................      2,049       2,021
Treasury stock - at cost  (c) .....................................       (410)       (362)
------------------------------------------------------------------------------------------
      Total stockholders' equity ..................................      2,300       2,314
------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity ...............   $  7,750    $  7,530
------------------------------------------------------------------------------------------
(a)  Unaudited
(b)  Net of accumulated depreciation: .............................   $ 10,022    $  9,896
(c)  Number of shares (in thousands): .............................     10,623       9,262

               See notes to the consolidated financial statements

CONSOLIDATED CASH FLOWS                                                             UNOCAL CORPORATION
(Unaudited)

                                                                                   For the Six Months
                                                                                      Ended June 30
                                                                                  --------------------
Millions of dollars                                                                   1998      1997
------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings ...................................................................   $   123    $   262
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Loss on disposal of discontinued operations (before-tax) .................        --         71
      Depreciation, depletion and amortization .................................       380        455
      Dry hole costs ...........................................................        92         43
      Deferred income taxes ....................................................        30         29
      Gain on sales of assets (before-tax) .....................................       (92)       (61)
      Other ....................................................................        27       (158)
      Working capital and other changes related to operations
         Accounts and notes receivable .........................................        61        206
         Inventories ...........................................................        24        (25)
         Accounts payable ......................................................      (139)      (360)
         Taxes payable .........................................................       (37)      (134)
         Other .................................................................       (72)       109
------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities ..........................       397        437

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs) ..............................      (766)      (645)
   Proceeds from sale of discontinued operations ...............................        --      1,786
   Proceeds from sales of assets ...............................................        34         48
------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities ................      (732)     1,189

Cash Flows from Financing Activities
   Long-term borrowings ........................................................       657        360
   Reduction of long-term debt .................................................      (316)    (1,078)
   Dividends paid on common stock ..............................................       (97)      (100)
   Repurchases of common stock .................................................       (48)       (92)
   Other .......................................................................        (6)       (49)
------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities ...................       190       (959)

Increase (decrease) in cash and cash equivalents ...............................      (145)       667
Cash and cash equivalents at beginning of year .................................       338        217
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period .....................................   $   193    $   884
------------------------------------------------------------------------------------------------------

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest (net of amount capitalized) .....................................   $    84    $   176
      Income taxes (net of refunds) ............................................   $   142    $   227

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

     Results for the six months ended June 30, 1998, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1998 presentation.

(2) For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, including Union Oil Company of California (Union
     Oil), will be referred to as the company.

(3)  Other Financial Information

     Sales and operating revenues are principally derived from the sale of crude oil, natural gas, natural gas liquids, geothermal steam, specialty minerals and nitrogen-based agricultural products produced by the company. During the second quarters of 1998 and 1997, approximately 33 percent and 24 percent, respectively, of total sales and operating revenues were attributed to the resale of purchased crude oil, natural gas and natural gas liquids produced by others, that the company purchased in connection with its trading and marketing activities. For the six months ended June 30, 1998 and 1997, the percentage of total sales and operating revenues attributed to the resale of purchased crude oil, natural gas and natural gas liquids produced by others was approximately 32 percent and 28 percent, respectively. Related purchase costs are classified as expense in the crude oil and product purchases category of the consolidated earnings statement.

     Capitalized interest totaled $9 million and $11 million for the second quarters of 1998 and 1997, respectively. Capitalized interest was $17 million and $16 million for the first six months of 1998 and 1997, respectively.

 (4) Income Taxes

     Taxes on earnings from continuing operations for the second quarter and first six months of 1998 were $59 million and $138 million, respectively, compared with $93 million and $242 million for the comparable periods in 1997. The effective income tax rate for the first six months of 1998 increased to 53 percent from 41 percent in the first six months of 1997. The increase in the effective tax rate for 1998 was primarily due to a higher foreign-versus-domestic earnings mix and tax adjustments related to the appreciation of the Thai baht.

(5)  Comprehensive Income

     Effective for the first quarter 1998, the company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The company's comprehensive earnings were as follows:

                                                                                       For the Three Months      For the Six Months
                                                                                           Ended June 30            Ended June 30
                                                                                 ---------------------------------------------------
Millions of dollars                                                                     1998          1997       1998         1997
------------------------------------------------------------------------------------------------------------------------------------
Net earnings ..................................................................        $ 105         $ 118       $ 123        $ 262
Change in equity due to foreign currency translation adjustments ..............           (1)            1          --           --
------------------------------------------------------------------------------------------------------------------------------------
      Comprehensive earnings ..................................................        $ 104         $ 119       $ 123        $ 262
------------------------------------------------------------------------------------------------------------------------------------

(Unaudited)

(6)  Earnings Per Share

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the second quarters and the six months ended June 30, 1998 and 1997:

                                                                                           Earnings             Shares     Per Share
Millions except per share amounts                                                         (Numerator)       (Denominator)    Amount
------------------------------------------------------------------------------------------------------------------------------------
Three Months ended June 30, 1998
      Earnings from continuing operations ......................................            $105                241.4
         Basic EPS .............................................................                                            $   0.43
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ......................................                                  1.3
                                                                                            -------------------------
         Diluted EPS ...........................................................             105                242.7       $   0.43
                                                                                                                               =====
         Distributions on preferred securities (after-tax) .....................               6                 12.3
                                                                                            -------------------------
         Antidilutive ..........................................................            $111                255.0       $   0.44
Three Months ended June 30, 1997
      Earnings from continuing operations ......................................            $156                249.6
         Basic EPS .............................................................                                            $   0.62
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ......................................                                  1.8
                                                                                            -------------------------
                                                                                             156                251.4       $   0.62
         Distributions on preferred securities (after-tax) .....................               6                 12.3
                                                                                            -------------------------
         Diluted EPS ...........................................................            $162                263.7       $   0.61
                                                                                                                               =====

Six Months ended June 30, 1998
      Earnings from continuing operations ......................................            $123                241.4
         Basic EPS .............................................................                                            $   0.51
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ......................................                                  1.2
                                                                                            -------------------------
         Diluted EPS ...........................................................             123                242.6       $   0.50
                                                                                                                               =====
         Distributions on preferred securities (after-tax) .....................              12                 12.3
                                                                                            -------------------------
         Antidilutive ..........................................................            $135                254.9       $   0.53

Six Months ended June 30, 1997
      Earnings from continuing operations ......................................            $344                250.0
         Basic EPS .............................................................                                            $   1.38
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ......................................                                  1.8
                                                                                            -------------------------
                                                                                             344                251.8       $   1.37
         Distributions on preferred securities (after-tax) .....................              12                 12.3
                                                                                            -------------------------
         Diluted EPS ...........................................................            $356                264.1       $   1.35
                                                                                                                               =====


(Unaudited)

     Not included in the computation of diluted EPS were options outstanding at June 30, 1998 to purchase approximately 5.4 million shares of common stock. These options were not included in the computation as the exercise prices were greater than the year to date average market price of the common shares. The exercise prices of these options range from $37.69 to $51.01 per share. The options will expire in 2008.

(7)  Long Term Debt and Credit Agreements

     Financing activities during the second quarter of 1998 included the issuance of $100 million in 6 1/2% notes due May 1, 2008 and $200 million in 7% debentures due May 1, 2028. The proceeds of the new borrowings were primarily used to refinance scheduled long-term debt maturities which included $73 million in medium-term notes and $110 million in 6 1/8% Deutsche Mark bonds including a corresponding currency swap agreement. In addition, the company reduced outstanding commercial paper borrowings during the second quarter by $38 million to a balance of $456 million at June 30, 1998.

     On July 2, 1998, the company filed a new $1.2 billion universal shelf registration statement with the Securities and Exchange Commission which was declared effective on July 15, 1998. The unissued balance of $239 million of securities under the prior shelf registration statement is being combined with those under the new shelf registration statement. The $1.439 billion total will be dedicated initially to the company's medium-term note program, but may be used for the issuance of other debt or equity securities.

(8)  Accrued Abandonment, Restoration and Environmental Liabilities

     At June 30, 1998, the company had accrued $448 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominately accrued for on a units-of-production basis and are estimated to be approximately $629 million. This estimate was derived in large part from abandonment cost studies performed by an independent firm and is used to calculate the amount to be amortized. The company's reserve for environmental remediation obligations at June 30, 1998 totaled $293 million, of which $100 million was included in current liabilities.

(9)  Contingent Liabilities

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

(Unaudited)

     As disclosed in note 8, at June 30, 1998, the company had accrued $293 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur additional remediation costs aggregating approximately $220 million.

     Tax matters - In December 1994, the company received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1985 through 1987. A material amount of tax and interest would be payable if the IRS were ultimately able to prevail on the significant issues described in the Notice. In February 1995, the company filed a protest of the proposed tax deficiency with the Appeals section of the IRS. Discussions with the Appeals Officer are complete, and it now appears unlikely that any issues raised in the Notice will proceed to either litigation or mediation as a settlement has been reached. The proposed settlement was received by the Joint Committee on Taxation of the U.S. Congress in June, 1998, and requires their approval. The company expects this matter to be concluded in 1998 and believes it is ultimately entitled to a refund for overpayment of tax or interest for all open taxable years preceding 1988.

     The company believes it has adequately provided in its accounts for tax items and issues not yet resolved.

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

     The company also has certain other liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Although these contingencies could result in expenses or judgments that could be material to the company's results of operations for a given reporting period, on the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on the company's consolidated financial condition or liquidity.

(Unaudited)

(10) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

Summarized Financial Data of Union Oil

                                                                       For the Three Months                   For the Six Months
                                                                          Ended June 30                          Ended June 30
                                                                     ---------------------------------------------------------------
Millions of dollars                                                   1998               1997              1998               1997
------------------------------------------------------------------------------------------------------------------------------------
Total revenues ...........................................           $ 1,397           $1,655             $ 2,604           $  3,110
Total costs and other deductions
   (including income taxes) ..............................             1,286            1,493               2,470             2,755
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations ......................               111              162                 134               355
Discontinued operations
   Loss on disposal (a) ..................................                --               --                  --               (44)
Extraordinary item
   Early extinguishment of debt (b) ......................                --              (38)                 --               (38)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings .............................................           $   111           $  124             $   134           $   273
------------------------------------------------------------------------------------------------------------------------------------
(a)  Net of tax benefit of: ..............................           $    --           $   --             $    --           $   (27)
(b)  Net of tax benefit of: ..............................           $    --           $  (14)            $    --           $   (14)



                                                                                               At June 30         At December 31 (c)
                                                                                              --------------------------------------
Millions of dollars                                                                              1998                         1997
------------------------------------------------------------------------------------------------------------------------------------
Current assets ...........................................................                       $1,260                       $1,576
Noncurrent assets ........................................................                        6,514                        6,053
Current liabilities ......................................................                          980                        1,124
Noncurrent liabilities ...................................................                        3,954                        3,534
Shareholder's equity .....................................................                        2,840                        2,971
------------------------------------------------------------------------------------------------------------------------------------
(c)  Audited

OPERATING HIGHLIGHTS                                                                                              UNOCAL CORPORATION
(Unaudited)


                                                                                For the Three Months            For the Six Months
                                                                                   Ended June 30                  Ended June 30
                                                                               -----------------------------------------------------
                                                                                1998            1997            1998            1997
------------------------------------------------------------------------------------------------------------------------------------
NET DAILY PRODUCTION
   Crude oil and condensate (thousand barrels daily)
      United States
         Spirit Energy 76 ..........................................              44              46              44              47
         Alaska ....................................................              29              31              30              32
                                                                               -----------------------------------------------------
           Total United States .....................................              73              77              74              79
      International
         Far East (a) ..............................................              80              95              84              94
         Other (b) .................................................              32              27              32              27
                                                                               -----------------------------------------------------
           Total International .....................................             112             122             116             121
      Worldwide ....................................................             185             199             190             200
                                                                               -----------------------------------------------------

   Natural gas (million cubic feet daily)
      United States
         Spirit Energy 76 ..........................................             795             874             784             892
         Alaska ....................................................             121             127             130             141
                                                                               -----------------------------------------------------
           Total United States .....................................             916           1,001             914           1,033
      International
         Far East (a) ..............................................             830             774             828             789
         Other (b) .................................................              67              63              60              66
                                                                               -----------------------------------------------------
           Total International .....................................             897             837             888             855
      Worldwide ....................................................           1,813           1,838           1,802           1,888
                                                                               -----------------------------------------------------

   Natural gas liquids (thousand barrels daily) ....................              20              19              19              19
   Geothermal (million kilowatt-hours daily) .......................              18              17              20              17

                                                                               -----------------------------------------------------

(a) Includes host country share of:
      Crude oil and condensate .....................................               8              30              13              30
      Natural gas ..................................................              22              25              27              29

(b) Includes production of Canada equity affiliate

OPERATING HIGHLIGHTS (continued)
(Unaudited)


                                                                                     For the Three Months     For the Six Months
                                                                                         Ended June 30           Ended June 30
                                                                                   -------------------------------------------------
                                                                                       1998         1997         1998        1997
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES (a)
   Crude oil and condensate (per barrel)
      United States
         Spirit Energy 76 ......................................................   $    13.04   $    17.77   $    13.50   $    19.30
         Alaska ................................................................         8.83        14.23         9.84        16.45
           Total United States .................................................        11.35        16.36        12.01        18.15
      International
         Far East ..............................................................   $    12.85   $    17.97   $    13.42   $    19.41
         Other .................................................................        10.31        16.11        11.34        18.01
           Total International .................................................        12.14        17.44        12.84        19.01
      Worldwide ................................................................   $    11.80   $    16.96   $    12.49   $    18.61
------------------------------------------------------------------------------------------------------------------------------------
   Natural gas (per thousand cubic feet)
      United States
         Spirit Energy 76 ......................................................   $     2.15   $     1.98   $     2.15   $     2.39
         Alaska ................................................................         1.48         1.35         1.47         1.35
           Total United States .................................................         2.06         1.89         2.05         2.25
      International
         Far East ..............................................................   $     2.04   $     2.25   $     2.03   $     2.33
         Other .................................................................         2.46         2.08         2.24         2.16
           Total International .................................................         2.05         2.24         2.04         2.31
      Worldwide ................................................................   $     2.05   $     2.05   $     2.05   $     2.28
------------------------------------------------------------------------------------------------------------------------------------
AGRICULTURAL PRODUCTS PRODUCTION VOLUMES
(thousand tons)
   Ammonia .....................................................................          390          367          764          758
   Urea ........................................................................          245          233          505          508

AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia .....................................................................          243          247          463          403
   Urea ........................................................................          270          289          595          499
(a)  Excludes Global Trade margins and Canada equity affiliate sales

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of Unocal should be read in conjunction with the company's Management, Discussion and Analysis in Item 7 of the 1997 Annual Report on Form 10-K. Unless otherwise specified, the following discussion pertains to the company's continuing operations.

CONSOLIDATED RESULTS

                                                                                    For the Three Months         For the Six Months
                                                                                        Ended June 30               Ended June 30
                                                                                   ---------------------        --------------------
Millions of dollars                                                                  1998          1997          1998           1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings from continuing operations ..............................        $ 105         $ 156         $ 123         $ 344
Special items (net of tax):
    Environmental and litigation provisions ................................          (28)           (5)          (61)          (14)
    Asset sales ............................................................           53            25            53            32
    Deferred tax adjustment ................................................            7             7           (14)            7
    UNO-VEN restructuring ..................................................           --            39            --            39
    Insurance settlement ...................................................           11            --            11            --
    Bangladesh well blowout ................................................           --            (7)           --            (7)
------------------------------------------------------------------------------------------------------------------------------------
   Total special items .....................................................           43            59           (11)           57
------------------------------------------------------------------------------------------------------------------------------------
   Adjusted after-tax earnings from continuing operations ..................           62            97           134           287
Net loss on disposal of discontinued operations ............................           --            --            --           (44)
Special item:  discontinued operations .....................................           --            --            --           (44)
------------------------------------------------------------------------------------------------------------------------------------
   Adjusted after-tax loss from discontinued operations ....................           --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
Extraordinary item - early extinguishment of debt ..........................           --           (38)           --           (38)
Special item:  extinguishment of debt ......................................           --           (38)           --           (38)
------------------------------------------------------------------------------------------------------------------------------------
   Adjusted after-tax loss from extraordinary item .........................           --            --            --            --
------------------------------------------------------------------------------------------------------------------------------------
      Adjusted after-tax earnings ..........................................        $  62         $  97         $ 134         $ 287
------------------------------------------------------------------------------------------------------------------------------------

The company's second quarter 1998 adjusted earnings from continuing operations decreased 36 percent from the same period last year. The lower earnings level was principally attributable to lower domestic and international crude oil prices, lower international natural gas prices, lower agricultural product prices and higher domestic dry hole costs. Partially offsetting these negative factors were higher domestic natural gas prices, lower worldwide depreciation expense, increased geothermal power generation and increased natural gas production in the Far East.

The company's adjusted earnings from continuing operations for the first six months of 1998 decreased 53 percent from the same period last year. The major factors contributing to the decline were lower prices for crude oil, natural gas and agricultural products, lower domestic crude oil and natural gas production, increased domestic dry hole costs, foreign exchange losses and increased exploration expense in the Far East. Partially offsetting these negative factors were increased crude oil sales and increased natural gas production in the Far East, increased geothermal power generation, lower worldwide depreciation expense, lower interest expense and higher earnings and dividends from a petroleum industry mutual insurance company.

EXPLORATION AND PRODUCTION

Exploration and Production involves the exploration for and production of crude oil and natural gas.

United States - Included in the United States category are Spirit Energy 76 and Alaska oil and gas operations. Spirit Energy 76 is responsible for oil and gas operations in the Lower 48 United States with emphasis on the Gulf Coast, deepwater areas in the Gulf of Mexico and the Permian Basis in West Texas. A substantial portion of crude oil and natural gas produced domestically is sold to the company's Global Trade group. The remainder is sold under contract to third parties, sold in the spot market or, in the case of Alaska natural gas production, sold to the company's agricultural products operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                            For the Three Months                For the Six Months
                                                                               Ended June 30                       Ended June 30
                                                                          -----------------------             ----------------------
Millions of dollars                                                        1998              1997              1998             1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings:
   Spirit Energy 76 ........................................              $ 15              $ 33              $ 25             $128
   Alaska ..................................................                 1                11                13               32
------------------------------------------------------------------------------------------------------------------------------------
   Total ...................................................                16                44                38              160
Special items:
   Spirit Energy 76 asset sales ............................                --                --                --                2
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings ................................              $ 16              $ 44              $ 38             $158
------------------------------------------------------------------------------------------------------------------------------------

Adjusted after-tax earnings in the second quarter of 1998 decreased by 64 percent compared to the second quarter of 1997. The primary reason for this decrease was lower crude oil prices; average sales prices for crude oil decreased by $5.01 per barrel, or 31 percent. Also contributing to the decrease in after-tax adjusted earnings was a natural production decline in natural gas of 8 percent and increased dry hole expenses as a result of increased exploratory drilling activity in the Gulf of Mexico. However, these negative factors were mitigated by a 9 percent increase in average natural gas sales prices and lower depreciation expense for Spirit Energy 76.

Adjusted after-tax earnings in the first six months of 1998 decreased by 76 percent compared to the first six months of 1997, primarily due to lower commodity prices. The average sales price for crude oil decreased by $6.14 per barrel, or 34 percent, and the average sales price of natural gas decreased by $.20 per thousand cubic feet (mcf), or 9 percent. Additionally, crude oil and natural gas production declined by 6 percent and 12 percent, respectively, due principally to natural production declines, and dry hole expenses increased by $37 million as a result of increased exploratory drilling activity in the Gulf of Mexico. Partially offsetting these negative factors were decreases in depreciation and cash expenses.

International - The company's  international  operations  include  the company's
foreign  exploration  and  production  activities  and  exploration   activities
performed by the company's New Ventures group.

                                                                           For the Three Months                 For the Six Months
                                                                               Ended June 30                      Ended June 30
                                                                          -----------------------             ----------------------
Millions of dollars                                                        1998              1997              1998            1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings ......................................                 $103              $ 28              $116             $130
Special items:
     Asset sales ........................................                   53               (17)               53              (16)
     Deferred tax adjustment ............................                    7                --               (14)              --
     Bangladesh well blowout ............................                   --                (7)               --               (7)
------------------------------------------------------------------------------------------------------------------------------------
         Total special items ............................                   60               (24)               39              (23)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings .............................                 $ 43              $ 52              $ 77            $ 153
------------------------------------------------------------------------------------------------------------------------------------

During the second quarter of 1998, international adjusted after-tax earnings decreased compared with 1997 results primarily due to substantially lower average sales prices for crude oil and natural gas. Compared with the second quarter of 1997, total international crude oil and condensate average sales prices decreased 30 percent to $12.14 per barrel and natural gas average sales prices decreased by 8 percent to $2.05 per mcf. Partially offsetting these negative factors were higher natural gas production in Thailand, lower current taxes in Thailand and lower dry hole expense due to an $11 million dry hole charge in 1997 for an exploratory well located offshore Brunei.

During the first six months of 1998, international adjusted after-tax earnings decreased compared with 1997 results primarily due to substantially lower average sales prices for crude oil and natural gas. International crude oil and condensate average sales prices decreased 32 percent to $12.84 per barrel while the natural gas average sales prices decreased 12 percent to $2.04 per mcf over the same period last year. Foreign exchange losses in Thailand and Indonesia and increased exploration expenses also contributed to the decrease. Partially offsetting these negative factors were increased crude oil liftings in Indonesia, higher natural gas production in Thailand and lower dry hole costs.

In April 1998, the company received stock and debt of Tarragon Oil and Gas Limited valued at approximately $212 million for the exchange of its Alberta, Canada exploration and production assets (included in special items).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GLOBAL TRADE

The Global Trade group handles substantially all of the company's worldwide crude oil, condensate and natural gas marketing and trading activities. Global Trade also purchases crude oil, condensate and natural gas from the company's joint venture partners, royalty owners and their unaffiliated oil and gas producers for resale.

During the second quarters of 1998 and 1997 Global Trade's after-tax earnings were $4 million and $5 million, respectively. Global Trade's after-tax earnings for the first six months of 1998 and 1997 were $10 million and $11 million, respectively.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment explores for, produces and sells geothermal resources, and constructs and operates electric power generation plants.

                                                                                 For the Three Months           For the Six Months
                                                                                    Ended June 30                   Ended June 30
                                                                                ---------------------          ---------------------
Millions of dollars                                                              1998            1997            1998           1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings .................................................             $14             $13             $28            $19
Special items:
    Deferred tax adjustment ........................................              --               7              --              7
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings excluding special items .........................             $14             $ 6             $28            $12
------------------------------------------------------------------------------------------------------------------------------------


Improved 1998 earnings for the second quarter and first six months were primarily the result of an increase in power generation and related sale of electricity from the Indonesian Salak field Units 3 through 6, which came on line during the second half of 1997. Partially offsetting these positive factors were higher dry hole provisions for the six month period.

DIVERSIFIED BUSINESS GROUP

The Agricultural Products group manufactures, transports and markets nitrogen-based products for agricultural and industrial uses. The Carbon and Minerals group manufactures and markets petroleum coke, graphites and specialty minerals. The Pipelines Group holds the company's equity interests in affiliated pipeline companies.

                                                                                 For the Three Months           For the Six Months
                                                                                    Ended June 30                  Ended June 30
                                                                                ---------------------          ---------------------
Millions of dollars                                                              1998            1997            1998           1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings
   Agricultural Products .................................................      $ 12            $ 26            $ 21           $ 46
   Carbon and Minerals ...................................................         9              56              24             66
   Pipelines .............................................................        15              16              30             30
   Other .................................................................        --              36              --             37
------------------------------------------------------------------------------------------------------------------------------------
   Total .................................................................        36             134              75            179
Special items:
   Asset sales (Carbon and Minerals) .....................................        --              41              --             41
   Environmental and litigation (Carbon and Minerals) ....................        (1)             --              (2)            --
   UNO-VEN restructuring (Other) .........................................        --              39              --             39
------------------------------------------------------------------------------------------------------------------------------------
   Total special items ...................................................        (1)             80              (2)            80
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings ..............................................      $ 37            $ 54            $ 77           $ 99
------------------------------------------------------------------------------------------------------------------------------------

Adjusted after tax earnings for the second quarter and first six months of 1998 decreased 31 percent and 22 percent, respectively, as compared to second quarter and first six months of 1997. The lower earnings in the current-year periods were primarily attributable to lower sales prices for fertilizer products, for both the export market and the domestic west coast market, and lower domestic fertilizer sales volumes due to unfavorable weather conditions during the first four months of the year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Also, contributing to the lower current quarter and first six months' earnings were losses from the company's lanthanides operation due to the temporary shutdown of the separations plant and wastewater pipeline at its Mountain Pass, California, mining facility. This negative impact was principally offset by higher earnings from the company's Brazilian affiliate.

In 1997, the second quarter and first six months after-tax earnings reflected the sale of the company's Illinois-based Unocal Hydrocarbon Sales business unit and the restructuring of the UNO-VEN partnership. These transactions generated gains (included in special items) of $41 million and $39 million, respectively.

CORPORATE AND UNALLOCATED

Corporate and Unallocated expense includes general corporate overhead, the non-exploration and production related activities of the New Ventures group and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                                                    For the Three Months         For the Six Months
                                                                                        Ended June 30              Ended June 30
                                                                                    --------------------        --------------------
Millions of dollars                                                                  1998          1997          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings effect
   Administrative and general expense ......................................        $ (12)        $ (14)        $ (23)        $ (27)
   Net interest expense ....................................................          (24)          (23)          (50)          (65)
   Environmental and litigation expense ....................................          (30)          (10)          (63)          (21)
   New Ventures (non-exploration and production) ...........................           (5)          (15)          (12)          (22)
   Other ...................................................................            3            (6)            4           (20)
------------------------------------------------------------------------------------------------------------------------------------
   Total ...................................................................          (68)          (68)         (144)         (155)
Special items:
     Environmental and litigation provisions ...............................          (27)           (5)          (59)          (14)
     Asset sales (Other) ...................................................           --             1            --             5
     Insurance settlement (Other) ..........................................           11            --            11            --
------------------------------------------------------------------------------------------------------------------------------------
   Total special items .....................................................          (16)           (4)          (48)           (9)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect from continuing operations ..............        $ (52)        $ (64)        $ (96)        $(146)
------------------------------------------------------------------------------------------------------------------------------------

Adjusted after-tax earnings for the second quarter of 1998 increased 19 percent compared to the second quarter of 1997 primarily due to lower New Ventures - non-exploration and production expenditures. Adjusted after-tax earnings for the first six months of 1998 increased 34 percent compared to the first six months of 1997 due primarily to lower New Ventures - non-exploration and production expenditures and lower interest expense as a result of the retirement of debt with the proceeds from the 1997 sale of the company's West Coast refining and marketing assets.

In the second quarter of 1998, the Other category includes the benefit of an $11 million insurance settlement (included in special items).

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first six months of 1998, cash flow from operating activities, including working capital changes, was $397 million, compared with $437 million in 1997. The decrease was primarily attributable to lower commodity prices, a decrease in accounts payable due to decreased accrual levels, and the temporary extension of payment terms for certain natural gas and fertilizer sales. Consolidated working capital at June 30, 1998 was $286 million, a decrease of $55 million from the year-end 1997 level of $341 million.

Proceeds from asset sales for the first six months of 1998 were $34 million and consisted of $9 million related to the partial collection of a note received from the sale of Unocal Hydrocarbon Sales in 1997, $11 million from the sale of certain Canadian properties and $14 million from the sale of miscellaneous international, domestic and real estate properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Capital expenditures for the first six months of 1998 totaled $766 million compared to $645 million in the first six months of 1997. The increase was primarily due to increased drilling activities and a property acquisition in the Gulf of Mexico partially offset by lower levels of international development and geothermal expenditures. In addition, the first six months of 1997 included $49 million of capital expenditures for discontinued operations.

The company estimates capital expenditures for the full year 1998 to be approximately $1.5 billion. The increase from the previously announced level of between $1.3 and $1.4 billion is primarily due to higher drilling expenditures and producing property acquisitions in Spirit Energy 76. The increase is expected to be funded principally by asset sale proceeds.

The company's long-term debt was $2,480 million at June 30, 1998, an increase of $311 million from the year-end 1997 level of $2,169 million. The debt-to-total capitalization ratio increased to 47 percent from 43 percent at year-end 1997.

ENVIRONMENTAL MATTERS

At June 30, 1998, the company's reserves for environmental remediation obligations totaled $293 million, of which $100 million was included in current liabilities. During the second quarter, cash payments of $18 million were applied against the reserve and an additional $25 million in liabilities were recorded to the reserve account. The additional $25 million in reserves were for estimated cleanup costs for various company facilities where the company's operations have been closed or shut down resulting in a total reserve for these sites, which include Avila Beach and Guadalupe, of $150 million. The company also estimates that it could incur additional remediation costs aggregating approximately $220 million as discussed in note 9 to the consolidated financial statements. The company's total environmental reserve amount is grouped into the following five categories:

                                                                        June 30
Millions of dollars                                                       1998
--------------------------------------------------------------------------------
   Superfund and similar sites ....................................         $ 19
   Former company-operated sites ..................................           22
   Company facilities sold with retained liabilities ..............           71
   Inactive or closed company facilities ..........................          150
   Active company facilities ......................................           31
--------------------------------------------------------------------------------
      Total reserves ..............................................         $293
--------------------------------------------------------------------------------

In June 1998, the company entered into a settlement agreement with the State of California, the County of San Luis Obispo and several environmental groups for the Avila Beach cleanup project. On June 25, 1998, the settlement agreement was approved by the San Luis Obispo County Superior Court. Included in the settlement is an agreement to perform the remediation work required under the Cleanup and Abatement Order issued by the California Central Coast Regional Water Quality Control Board in April 1998. The order calls for excavation of affected areas of the town and beach. The company plans to begin work on the project in September 1998, after the necessary permits for the planned work are obtained from various regulatory agencies. The company anticipates that the excavation will take approximately 18 months to complete.

In July 1998, the company entered into a settlement agreement with the State of California concerning a civil suit filed by the State related to diluent releases at the Guadalupe oil field. On July 22, 1998, the settlement agreement was approved by the San Luis Obispo County Superior Court. The agreement requires the company to comply with the Cleanup and Abatement Order issued by the California Central Coast Regional Water Quality Control Board in April 1998. The order calls for excavation of 17 areas in the field and bioremediation of other areas in addition to the recovery of contaminants utilizing shallow wells. The company plans to begin the cleanup work in the fall of 1998, after the necessary permits are obtained from various regulatory agencies.

The company has provided for the estimated probable cleanup costs and other costs for these sites in the reserves for environmental remediation. Estimates for possible additional costs related to these sites are included in the $220 million possible additional remediation costs disclosed in note 9 to the consolidated financial statements. (See notes 8 and 9 to the consolidated financial statements for related information).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FUTURE ACCOUNTING CHANGE

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Accounting for changes in the fair value of a derivative depends upon the intended use of the derivative and the resulting designation. Unless designated as a hedge, changes in the fair value of a derivative are to be accounted for as gains or losses in the period of change. In the case of certain hedging activities, changes in the fair value of derivative instruments are to be deferred and reported as a separate component of other comprehensive income.

The statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The company is planning to adopt the statement in the first quarter of the year 2000 and is currently evaluating the impact the statement will have on its financial statements.

OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases in reserves, production, sales including related costs and prices, and other statistical items; plans and objectives of management regarding the company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the foward-looking statements.

Notwithstanding the ongoing economic crisis in Indonesia and Thailand, the company remains optimistic about Asia's long-term growth and is working closely with host governments and business associates through these difficult times. As of June 30, 1998, the company's geothermal operations in Indonesia had a receivable balance of approximately $52 million, most of which was for steam sales from the Salak field. Approximately $16 million is due by the end of August 1998, of which $11 million represents a shortfall in payments for March through May 1998 steam deliveries to Gunung Salak electric generating Units 1, 2 and 3. The remaining balance is payable over the next several years. Partial payments have been received on a timely basis. The company is engaged in discussions with Indonesian government entities to explore potential ways to resolve the shortfall issue to the satisfaction of all parties.

Volatile energy prices continue to negatively impact 1998 financial results. The company expects that energy prices will remain volatile due to changes in climate conditions, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC and other factors.

The company continues to focus its reserve replacement and growth efforts on high-potential projects. Spirit Energy 76 achieved exploration success with 19 discoveries in the first six months of 1998 including the deepwater Gulf of Mexico Leo prospect and the onshore Texas, Vanderbeek discovery. Deepwater Gulf of Mexico exploration drilling started on the Calypso prospect and will soon begin on the Mad Dog and Mirage prospects. In Indonesia, the company has added a deepwater drilling rig to its offshore East Kalimantan exploration program and has begun drilling in the Seno prospect and expects to begin drilling in several other deepwater prospects in 1998. Recent oil and gas exploration discoveries in the Merah Besar area, Indonesia, include the Hitam Besar-2, Hitam Besar-3 and the Putih Besar-3 wells. The company plans to submit a development plan for the Merah Besar area in the fourth quarter of 1998. Other exploration activities are planned or under way in Bangladesh, Argentina, Brazil, Azerbaijan and Brunei.

The Yadana field, offshore Myanmar, is currently producing on a limited basis and is expected to begin commercial operations in December 1998, four months later than previously scheduled because of construction delays in a new power plant at Ratchaburi, Thailand. Commercial production from the Pailin field, offshore Thailand, will commence upon completion of a pipeline. Both of these fields have firm contracts for the sale of natural gas to Thailand. Production of natural gas is also expected to begin in late 1998 in Bangladesh.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In April 1998, the company exchanged most of its Alberta, Canada, production and exploration assets for debentures and stock of Tarragon Oil and Gas Limited (Tarragon) representing an approximately 29 percent interest. In May 1998, USX-Marathon offered to acquire Tarragon for cash and stock. Terms of the offer would allow the company to receive C$14.25 per share for its 21 million shares of Tarragon. On August 11, 1998, following approval by the securityholders of Tarragon, the acquisition was completed.

On June 22, 1998, Philippine Geothermal Inc. (PGI) entered into an interim service agreement with the National Power Company of the Philippines with similar terms to the previous provisional agreement signed in September 1996.

Unocal has announced plans to restructure portions of its Diversified Businesses. Financial advisors have been engaged to evaluate various restructuring options for the agricultural products business unit and the company is evaluating options for its carbon and minerals business unit and pipeline operations.

The company is actively addressing the Year 2000 (Y2K) issue throughout its operating and office environments. Many existing computer programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these computer applications could result in system failures with possible material adverse effects on the company's operations at the year 2000. The company has appointed a project director and has assembled various teams of professionals to identify, assess, correct and test these software applications as well as its embedded systems. In addition, the company has contracted with a systems consulting firm to assist with the assessment, correction and testing of the company's internal systems as well as to assess its system relationships with vendors, suppliers, customers and other outside parties.

The company's Y2K project work began in July 1996. A company-wide initial awareness campaign was completed in June 1998. Identification and assessment phases of the project are well underway. The company has business contingency and recovery plans for its "mission critical" systems, applications and processes , i.e., those that would materially adversely impact revenues, operations, safety or the environment. The company's Y2K project work includes the updating of these plans to address material Y2K issues.

The   following  schedule  sets forth  the  company's  estimated  timetable  for achieving Year 2000 readiness:

Project Phases                                   Expected Completion Dates

Worldwide inventory of systems                   October 1998
Worldwide  assessment                            November 1998
Initial  plan for  corrections/work arounds      December 1998
Remediation/renovation                           May 1999
Validation/testing                               July 1999
Contingency planning                             July 1999
Implementation                                   August 1999
Control of system changes/upgrades               Ongoing - through December 1999

The company currently estimates the expenditures of the preceding Y2K project phases to approximate $25 to $30 million. These expenditures will occur throughout 1998 and 1999. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes or that such changes will prove 100 percent effective in resolving all Y2K related issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the company uses derivative financial instruments to primarily manage and reduce risks associated with these factors. The following discussion and analysis focuses on significant changes in the company's position regarding these risk factors since year end 1997.

Interest Rate Risk - The company's primary market exposure for changes in interest rates relates to the company's long term debt obligations. During the first six months of 1998, the company increased its outstanding long-term debt level (including capital leases) by approximately $311 million to $2,480 million from its year-end 1997 level of $2,169 million, primarily through the sale of two new debt issues. On May 6, 1998, Union Oil issued $100 million of 6 1/2 % notes due May 1, 2008 and $200 million of 7 % debentures due May 1, 2028, in each case guaranteed by Unocal. Proceeds from the sale were used to retire $110 million Deutsche Mark bonds and to retire various maturing medium term notes and to reduce commercial paper borrowings. The increase in debt was principally due to increased cash requirements resulting from lower than anticipated commodity prices in 1998. The company expects cash generated from operations and sales of assets to be sufficient to fund its current operations. However, a further reduction in commodity prices may cause the company to increase its debt level at December 31, 1998. The following table provides principal amounts and related weighted average interest rates for the company's outstanding debt obligations at June 30, 1998 by expected maturity dates and constitutes a forward looking statement. Circumstances could arise which may cause the timing and amounts of actual cash flows to differ materially from the projections.

Debt Obligation Principal Amounts by Expected Maturity Dates at June 30, 1998

                                                                           Fair
Millions of U.S. dollars             1998-2002  There-after    Total       Value
--------------------------------------------------------------------------------
Fixed rate .......................     $ --       $1,972      $1,972      $2,114
  Average Interest Rates .........       --         7.95%       7.95%
Variable rate ....................       --          508         508         508
  Average Interest Rates .........       --         5.97%       5.97%
--------------------------------------------------------------------------------
                                       $ --       $2,480      $2,480      $2,622
--------------------------------------------------------------------------------

Foreign exchange rate risk - Where warranted, the company enters into various foreign currency exchange contracts to manage its exposure to foreign currency exchange rates. The company had no foreign currency exchange contracts outstanding at June 30, 1998. The company will continue to monitor its exposure to foreign exchange rate volatility as part of its strategy to mitigate foreign currency risks.

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

The company uses a value at risk model to assess the market risk of its commodity price sensitive derivative financial instruments for internal risk management purposes. Value at risk represents the potential loss in fair value the company would experience on its commodity price sensitive derivative financial instruments, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's calculation model is based on historical data and uses a one week time interval and a 95 percent confidence level. Trading and non-trading commodity derivative financial instruments have been segregated in the model. Based upon the company's calculations, the risk of loss in fair value associated with commodity price sensitive derivative financial instruments at June 30, 1998 was immaterial.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is incorporated by reference the information with respect to certain legal proceedings previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K) and in Item 1 of Part II of Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (First Quarter 1998 Form 10-Q), the information regarding environmental remediation reserves in note 8 to the consolidated financial statements in Item 1 of Part I hereof, the discussion thereof in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I, and the information regarding certain legal proceedings and other contingent liabilities in note 9 to the consolidated financial statements.

(1) In Citizens for a Better Environment, et al. v. Union Oil Company of California, described in Paragraph (3) of Item 3 of the 1997 Form 10-K and in Paragraph (1) of Item 1 of Part II of the First Quarter 1998 Form 10-Q, the parties have reached a tentative resolution of the matter and have commenced the preparation of appropriate settlement documents for court approval.

(2) With reference to the matters involving the Guadalupe oil field, described in Paragraph (4) of Item 3 of the 1997 Form 10-K and in Paragraph (2) of Item 1 of Part II of the First Quarter 1998 Form 10-Q, in July 1998, Unocal entered into an agreement with the California Attorney General, the Central Coast Regional Water Quality Control Board (RWQCB), the California Department of Fish and Game, the California Department of Toxic Substances Control and the California Coastal Conservancy to settle the civil suit filed by the Attorney General in March 1994, regarding contamination of the field. The settlement was approved by the Superior Court of California for San Luis Obispo County on July 22, 1998.

         Under the terms of the settlement, the company has paid $43.8 million for damages, penalties and past agency costs related to the dune sand aquifer contamination. The damages portion of the settlement includes funding for restoration, replacement and rehabilitation efforts involving natural resources at the field. The settlement requires Unocal to comply with the cleanup and abatement order for the Guadalupe field issued by the Central Coast RWQCB in April 1998. That order calls for excavation of certain contaminated sites, plus pilot testing over two five-year periods to evaluate potential cleanup technologies.

         The $43.8 million payment does not include the anticipated costs for cleanup of the contamination. Unocal has provided for certain cleanup costs at Guadalupe in its environmental remediation reserves and has estimated certain possible additional costs that may be incurred. These amounts may change as additional information regarding the cleanup becomes available.

(3) With reference to the matters involving the town of Avila Beach, California, described in Paragraph (5) of Item 3 of the 1997 Form 10-K and in Paragraph (3) of Item 1 of Part II of the First Quarter 1998 Form 10-Q, on June 25, 1998, the San Luis Obispo County Superior Court approved a settlement agreement between the company and the Central Coast RWQCB, the California Department of Fish & Game, the County of San Luis Obispo, Avila Alliance, Environmental Law Foundation and
         Communities for a Better Environment. The agreement settles all applicable claims these parties had against Unocal concerning the hydrocarbon contamination along Front Street in Avila Beach, in exchange for Unocal's paying $12 million, donating certain properties to the County and performing certain improvement projects in the town. The agreement also incorporates performance parameters for Unocal's remediation project.

         The settlement payment does not include Unocal's anticipated costs for cleanup of the contamination. Unocal has provided for certain cleanup cost at Avila Beach in its environmental remediation reserves and has estimated certain possible additional costs that may be incurred. These amounts may change as additional information regarding the cleanup becomes available.

         On May 18, 1998, four Avila Beach residents filed a purported class action complaint against the company in the San Luis Obispo County Superior Court seeking a medical monitoring class and damages as a result of the remediation project (Cucinella, et al. v. Unocal Corporation, et al., No. CV 9804417). The settlement described above does not encompass this or other lawsuits pending against the company for private property, business-related and medical claims.

(4) With reference to the matters involving the Mountain Pass, California, lanthanide facility of the company's Molycorp, Inc. (Molycorp), subsidiary, described in Paragraph (14) of Item 3 of the 1997 Form 10-K and Paragraph (5) of Item 1 of Part II of the First Quarter 1998 Form 10-Q, on May 19, 1998, the District Attorney of San Bernardino County filed a civil complaint against Molycorp in the San Bernardino County Superior Court - Barstow Division for alleged violations of California's Proposition 65 law and Hazardous Waste Control law (People of the State of California v. Molycorp, Inc., No. BCV 03740). On July 15, 1998, an amended complaint was filed, withdrawing the Hazardous Waste Control Law cause of action. The complaint is now limited to alleged violations of Proposition 65. In addition, on July 9, 1998, Molycorp and the Lahontan RWQCB settled the March 1998 Notice of Proposed Administrative Civil Liability for failure to submit certain reports in a timely manner for civil penalties in the aggregate amount of $410,000, of which $290,000 was paid by Molycorp in July, and the balance will be paid in three equal semi-annual installments.

(5) With reference to the matter involving the company's Kenai, Alaska, fertilizer plant, described in Paragraph (17) of Item 3 of the 1997 Form 10-K, the company paid the $550,000 of civil penalties in June 1998.

(6) The South Coast Air Quality Management District (SCAQMD) has notified the company concerning past Notices of Violation and emission fees that remain outstanding regarding the company's former Los Angeles Refinery Wilmington and Carson Plants (which were subsequently sold to Tosco Corporation in March 1997). In the aggregate, penalties concerning these matters could exceed $100,000. The company is working with the SCAQMD towards a resolution of these matters.

(7) On August 6, 1998, a Los Angeles County Superior Court jury hearing the Group 5 trial in Judicial Council Coordination Proceedings No. 2967, "Lockheed Litigation Cases", awarded approximately $760 million in punitive damages against five defendants, including Unocal. Unocal's share of the award was $81.3 million. The defendants supplied petrochemicals to the former Lockheed Corporation "Skunkworks" plant in Burbank, California. The Group 5 trial involved 42 current and former employees at Lockheed who claim personal injuries as the result of exposure to these chemicals. In the compensatory damage phase of the trial, Unocal was found liable to eight plaintiffs for a total of approximately $750,000 as a consequence of its delivery of two drums of naphtha to the plant in 1984. Unocal and the other defendants will seek to have the punitive damage award set aside in post-trial proceedings and, in any event, will appeal the entire result. The company is highly confident that the punitive damage award will be substantially reduced or completely reversed.

ITEM 2.   CHANGES IN SECURITIES

During the second quarter of 1998, Unocal awarded 5,891 restricted stock units to nonemployee directors pursuant to the terms of the company's Directors' Restricted Stock Plan. The 5,891 units were awarded (1) as annual grants equal to 20 percent of each nonemployee director's fees earned during the prior 12 months, (2) in consideration of the prior election by each of the nonemployee directors to defer all or a portion of his or her cash fees and (3) upon the credit of dividend equivalents upon units previously awarded. Additionally, 28,148 shares of restricted stock previously issued under the Directors' Restricted Stock Plan were converted into an equal number of restricted stock units. The units were not registered under the Securities Act of 1933 (the Act) in reliance upon the exemption contained in Section 4(2) of the Act for transactions by an issuer not involving any public offering. The units are paid out in an equal number of shares of Unocal common stock at the end of a deferral period elected by each director.

During the second quarter of 1998, Unocal issued 41 shares of its common stock upon the conversion of 35 of the 6-1/4% trust convertible preferred securities of Unocal Capital Trust. The common shares were not registered under the Act in reliance upon the exemption contained in Section 3(a)(9) of the Act for securities exchanged by the issuer with its existing security-holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 4.  SUBMISSION OF A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Unocal was held on June 1, 1998. The following actions were taken by the stockholders at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

1. The three nominees proposed by the board of directors were elected as directors by the following votes for three-year terms expiring at the 2001 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

                Name                    Votes For          Votes Withheld

         Frank C. Herringer            208,755,497            2,870,924
         John F. Imle, Jr.             208,193,385            3,433,036
         Marina v.N. Whitman           208,680,911            2,945,510

2. A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as Unocal's independent accountants for 1998 was passed by a vote of 209,933,249 for versus 1,095,549 against. There were 597,623 abstentions and no broker non-votes. Coopers & Lybrand L.L.P. recently merged with Price Waterhouse L.L.P. to become PricewaterhouseCoopers L.L.P.

3. A proposal to approve the 1998 Management Incentive Program passed by a vote of 196,134,439 for versus 12,195,822 against. There were 1,900,135 abstentions and 1,396,025 broker non-votes.

4. A stockholder proposal that the Board review and report on executive compensation failed to pass by a vote of 14,975,900 for versus 171,945,942 against. There were 2,548,229 abstentions and 22,156,350 broker non-votes.

5. A stockholder proposal that the Board research and report regarding the Myanmar Oil and Gas Enterprise and drug money laundering failed to pass by a vote of 10,291,289 for versus 174,807,930 against. There were 4,370,551 abstentions and 22,156,651 broker non-votes.

6. A stockholder proposal that the Board report on the cost and benefits of doing business in Myanmar failed to pass by a vote of 11,395,313 for versus 174,046,523 against. There were 4,027,934 abstentions and 22,156,651 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:   The Exhibit Index on page 24 of this  report lists the
              exhibits that are filed as part of this report.

          (b) Reports on Form 8-K:

                 Filed during the second quarter of 1998:

                 1. Current  Report on Form 8-K dated April 15, 1998,  and filed
                    April 21, 1998, for the purpose of reporting, under Item 5, the completion of the company's Unocal Canada Limited subsidiary's exchange of certain of its Canadian oil and gas properties for common stock and debentures of Tarragon Oil and Gas Limited.

                 2. Current  Report on Form 8-K dated April 28, 1998,  and filed
                    April 29, 1998, for the purpose of reporting, under Item 5, Unocal's first quarter 1998 earnings and related information.

                 3. Current  Report on Form 8-K dated  June 3,  1998,  and filed
                    June 4, 1998, for the purpose of reporting, under Item 5, Unocal's review of restructuring options for its non-exploration and production operating business units.

                 4. Current  Report on Form 8-K and  Amendment  No. 1 thereto on form 8-K/A dated June 17, 1998, and filed June 17, 1998 and June 18, 1998, respectively, for the purpose of reporting, under Item 5, a $3.4 million shortfall in payments by Indonesian government entities for March steam deliveries.

                 Filed during the third quarter of 1998 to the date hereof:

                 1. Current  Report on Form 8-K dated and filed  July 14,  1998, for the purpose of reporting, under Item 5, highlights from Unocal's security analyst conference.

                 2. Current  Report on Form 8-K dated and filed  July 28,  1998, for the purpose of reporting, under item 5, Unocal's second quarter 1998 earnings and related information.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNOCAL CORPORATION
                                           (Registrant)


Dated:  August 11, 1998                By:   /s/ Joe D. Cecil
                                             --------------------------
                                                 Joe D. Cecil
                                                 Vice President and Comptroller
                                                 (Duly Authorized Officer and
                                                 Principal Accounting Officer)

                                  EXHIBIT INDEX


3.1 Bylaws of Unocal, as amended June 1, 1998, and currently in effect (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-3 of Union Oil Company of California (Union Oil), Unocal and Unocal Capital Trust II (File Nos. 333-58415, 333-58415-01 and 333-58415-02).

10.1 1998 Management Incentive Program, consisting of the Revised Incentive Compensation Plan, the Long-Term Incentive Plan of 1998 and the 1998 Performance Stock Option Plan (incorporated by reference to Exhibit A to Unocal's Proxy Statement dated April 20, 1998, for its 1998 Annual Meeting of Stockholders held on June 1, 1998, at which the Program was approved, File No. 1-8483).

10.2 Forms of Notice of Grant of Performance Stock Option and Tandem Limited Stock Appreciation Right and Grant Agreement, effective as of March 30, 1998, between Unocal and each of Roger C. Beach, John F. Imle, Jr., Timothy H. Ling, Randolph L. Howard, John W. Schanck, Lucius E. (Ed) Scott, Charles R. Williamson and Dennis P.R. Codon.

10.3 Unocal Supplemental Retirement Plan for Key Management Personnel (effective as of January 1, 1998).

10.4     Amendments  to  the Directors' Restricted Stock Plan, effective June 1,
         1998.

10.5 Form of Employment Agreement, to be effective as of July 28, 1998, between Unocal and Roger C. Beach.

10.6 Form of Employment Agreement, to be effective as of July 28, 1998, between Unocal and John F. Imle, Jr.

10.7 Form of Change of Control Agreement, to be effective as of July 28, 1998, between Unocal and Timothy H. Ling.

10.8 Form of Employment Agreement, to be effective as of July 28, 1998, between Unocal and Randolph L. Howard.

10.9 Form of Employment Agreement, to be effective as of July 28, 1998, between Unocal and John W. Schanck.

10.10 Form of Employment Agreement, to be effective as of July 28, 1998, between Unocal and Lucius E. (Ed) Scott, Jr.

10.11 Form of Employment Agreement, to be effective as of July 28, 1998, between Unocal and Charles R. Williamson.

10.12 Form of Employment Agreement, to be effective as of July 28, 1998, between Unocal and Dennis P.R. Codon.

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the six months ended June 30, 1998 and 1997.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil for the six months ended June 30, 1998 and 1997.

27. Financial data schedule for the period ended June 30, 1998 (included only in the copy of this report filed electronically with the Commission).

99.1 Bylaws of Union Oil, as amended June 1, 1998, and currently in effect (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 of Union Oil, Unocal and Unocal Capital Trust II (File Nos. 333-58415, 333-58415-01 and 333-58415-02).