Form 10-Q
period 1998-09-30
UNOCAL CORP
filed 1998-11-09
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of October 31, 1998: 241,369,363

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED EARNINGS                                                                            UNOCAL CORPORATION
(Unaudited)
                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars except per share amounts                                       1998          1997          1998           1997
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues .............................................       $ 1,286       $ 1,370        $ 3,683       $ 4,272
Gain on sales of assets and other revenues ...............................           108            27            315           235
------------------------------------------------------------------------------------------------------------------------------------
      Total revenues .....................................................         1,394         1,397          3,998         4,507
Costs and other deductions
Crude oil and product purchases ..........................................           604           524          1,535         1,616
Operating expense ........................................................           315           423          1,004         1,076
Selling, administrative and general expense ..............................            34            26             69            81
Depreciation, depletion and amortization .................................           186           300            566           755
Dry hole costs ...........................................................            58             8            150            51
Exploration expense ......................................................            53            50            139           114
Interest expense .........................................................            48            37            131           147
Property and other operating taxes .......................................            13            18             44            54
Distributions on convertible preferred
   securities of subsidiary trust ........................................             8             8             24            24
------------------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions ...................................         1,319         1,394          3,662         3,918
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes ...................................................            75             3            336           589
Income taxes (benefit) ...................................................            39          (174)           177            68
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
   before discontinued operations  and extraordinary item ................       $    36       $   177        $   159       $   521
Discontinued operations
   Loss on disposal (net of tax) .........................................            --            --             --           (44)
Extraordinary item
   Early extinguishment of debt (net of tax) .............................            --            --             --           (38)
------------------------------------------------------------------------------------------------------------------------------------
      Net earnings applicable to common stock ............................       $    36       $   177       $    159       $   439
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share of common stock (a)
   Continuing operations .................................................       $  0.15       $  0.71       $   0.66       $  2.09
   Discontinued operations ...............................................            --            --             --         (0.18)
   Extraordinary item ....................................................            --            --             --         (0.15)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings ..........................................................       $  0.15       $  0.71       $   0.66       $  1.76
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share of common stock (b)  (c)
   Continuing operations .................................................       $  0.15       $  0.70       $   0.66       $  2.04
   Discontinued operations ...............................................            --            --             --         (0.17)
   Extraordinary item ....................................................            --            --             --         (0.14)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings ..........................................................       $  0.15       $  0.70       $   0.66       $  1.73
------------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared per share of common stock ........................       $  0.20       $  0.20       $   0.60       $  0.60
------------------------------------------------------------------------------------------------------------------------------------
(a)  Basic weighted average shares outstanding  (in thousands) ...........       241,362       247,367        241,621       249,153
(b)  Diluted weighted average shares outstanding (in thousands) ..........       242,535       261,395        242,916       263,171
(c)  Distributions on preferred securities (net of tax) excluded in numerator.   $    --       $     6        $    --       $    18
       In 1998, the effect of assumed conversion of preferred securities on earnings per share is antidilutive.

              See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET                                                            UNOCAL CORPORATION

                                                                                 September 30      December 31
                                                                                 -----------------------------
Millions of dollars                                                                 1998 (a)           1997
--------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents .............................................       $       183       $      338
   Accounts and notes receivable .........................................               762              897
   Inventories ...........................................................               154              172
   Deferred income taxes .................................................                90               71
   Other current assets ..................................................                23               23
--------------------------------------------------------------------------------------------------------------
      Total current assets ...............................................             1,212            1,501
Investments and long-term receivables ....................................             1,171            1,113
Properties (b) ...........................................................             5,190            4,816
Deferred income taxes ....................................................                52                7
Other assets .............................................................               162               93
--------------------------------------------------------------------------------------------------------------
      Total assets .......................................................       $     7,787       $    7,530
--------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ......................................................       $       780       $      785
   Taxes payable .........................................................               176              126
   Interest payable ......................................................                38               54
   Current portion of environmental liabilities ..........................               132              100
   Other current liabilities .............................................                86               95
--------------------------------------------------------------------------------------------------------------
      Total current liabilities ..........................................             1,212            1,160
Long-term debt ...........................................................             2,423            2,169
Deferred income taxes ....................................................               154              137
Accrued abandonment, restoration and environmental liabilities ...........               612              627
Other deferred credits and liabilities ...................................               577              601
Company-obligated mandatorily redeemable convertible
   preferred securities of a subsidiary trust holding solely 6-1/4%
   convertible junior subordinated debentures of Unocal ..................               522              522
Common stock ($1 par value) ..............................................               252              252
Capital in excess of par value ...........................................               459              452
Foreign currency translation adjustment ..................................               (23)             (18)
Unearned portion of restricted stock issued ..............................               (27)             (31)
Retained earnings ........................................................             2,037            2,021
Treasury stock - at cost  (c) ............................................              (411)            (362)
--------------------------------------------------------------------------------------------------------------
      Total stockholders' equity .........................................             2,287            2,314
--------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity ......................       $     7,787       $    7,530
--------------------------------------------------------------------------------------------------------------
(a)  Unaudited
(b)  Net of accumulated depreciation: ....................................       $    10,167       $    9,896
(c)  Number of shares (in thousands): ....................................            10,623            9,262

           See notes to the consolidated financial statements.

CONSOLIDATED CASH FLOWS                                                                UNOCAL CORPORATION
(Unaudited)

                                                                                      For the Nine Months
                                                                                       Ended September 30
                                                                                 -----------------------------
Millions of dollars                                                                  1998             1997
--------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings .............................................................       $       159       $      439
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Loss on disposal of discontinued operations (before-tax) ...........                --               71
      Depreciation, depletion and amortization ...........................               566              755
      Dry hole costs .....................................................               150               51
      Deferred income taxes ..............................................               (34)            (226)
      Gain on sales of assets (before-tax) ...............................              (166)             (59)
      Other ..............................................................                18              (83)
      Working capital and other changes related to operations
         Accounts and notes receivable ...................................                96              221
         Inventories .....................................................                18              (41)
         Accounts payable ................................................               (10)            (351)
         Taxes payable ...................................................                50             (110)
         Other ...........................................................              (136)              69
--------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities ....................               711              736

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs) ........................            (1,248)            (953)
   Proceeds from sale of discontinued operations .........................                --            1,789
   Proceeds from sales of assets .........................................               299               55
--------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by investing activities ..........              (949)             891

Cash Flows from Financing Activities
   Long-term borrowings ..................................................               666              370
   Reduction of long-term debt ...........................................              (381)          (1,329)
   Dividends paid on common stock ........................................              (145)            (150)
   Repurchases of common stock ...........................................               (48)            (173)
   Other .................................................................                (9)             (46)
--------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities .............                83           (1,328)

Increase (decrease) in cash and cash equivalents .........................              (155)             299
Cash and cash equivalents at beginning of year ...........................               338              217
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period ...............................       $       183       $      516
--------------------------------------------------------------------------------------------------------------

Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
      Interest (net of amount capitalized) ...............................       $       148       $      178
      Income taxes (net of refunds) ......................................       $       166       $      265


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

     Results for the nine months ended September 30, 1998, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1998 presentation.

(2) For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, including Union Oil Company of California (Union
     Oil), will be referred to as the company.

(3)  Other Financial Information

     Sales and operating revenues are derived principally from the sale of crude oil, natural gas, natural gas liquids, geothermal steam, specialty minerals and nitrogen-based agricultural products produced by the company. During the third quarters of 1998 and 1997, approximately 40 percent and 29 percent, respectively, of total sales and operating revenues were attributed to the resale of purchased crude oil, natural gas and natural gas liquids produced by others, that the company purchased in connection with its trading and marketing activities. For the nine months ended September 30, 1998 and 1997, the percentage of total sales and operating revenues attributed to the resale of purchased crude oil, natural gas and natural gas liquids produced by others was approximately 34 percent and 28 percent, respectively. Related purchase costs are classified as expense in the crude oil and product purchases category of the consolidated earnings statement.

     Capitalized interest totaled $5 million and $10 million for the third quarters of 1998 and 1997, respectively. Capitalized interest was $22 million and $26 million for the first nine months of 1998 and 1997, respectively.

 (4) Income Taxes

     Taxes on earnings from continuing operations totaled $39 million for the third quarter of 1998 versus a net tax benefit of $174 million for the comparable period in 1997. For the first nine months of 1998, taxes on earnings from continuing operations were $177 million compared to $68 million for the same period in 1997.

     The effective income tax rate for the first nine months of 1998 was 53 percent versus 12 percent for the same period in 1997. The higher year-to-date effective tax rate for 1998 reflects an increase in the foreign-versus-domestic earnings mix and tax adjustments related to the appreciation of the Thai baht. The first nine months and third quarter of 1997 reflect $182 million in deferred income tax benefits: $114 million related to a reassessment of Unocal's exposure for pending federal income tax appeals and $68 million related to the currency devaluation in Thailand.

(5)  Comprehensive Income

     Effective for the first quarter 1998, the company adopted Financial Accounting Standard No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components in a full set of financial statements. The company's comprehensive earnings were as follows:

                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                 ---------------------------------------------------
Millions of dollars                                                                1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Net earnings .............................................................       $    36       $   177        $   159       $   439
Change in foreign currency translation adjustments (net of tax)  .........            (5)           --             (5)           --
------------------------------------------------------------------------------------------------------------------------------------
      Comprehensive earnings .............................................       $    31       $   177        $   154       $   439
------------------------------------------------------------------------------------------------------------------------------------

(Unaudited)

(6)  Earnings Per Share

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the third quarters and the nine months ended September 30, 1998 and 1997:

                                                                  Earnings               Shares            Per Share
Millions except per share amounts                                (Numerator)          (Denominator)         Amount
----------------------------------------------------------------------------------------------------------------------
Three Months ended September 30, 1998
      Earnings from continuing operations ....................  $          36                 241.4
         Basic EPS ...........................................                                          $        0.15
                                                                                                        ==============
      Effect of Dilutive Securities
         Options/common stock equivalents ....................                                  1.1
                                                                ------------------------------------
         Diluted EPS .........................................             36                 242.5     $        0.15
                                                                                                        ==============
         Distributions on preferred securities (after-tax) ...              6                  12.3
                                                                ------------------------------------
         Antidilutive ........................................  $          42                 254.8     $        0.16

Three Months ended September 30, 1997
      Earnings from continuing operations ....................  $         177                 247.4
         Basic EPS ...........................................                                          $        0.71
                                                                                                        ==============
      Effect of Dilutive Securities
         Options/common stock equivalents ....................                                  1.7
                                                                ------------------------------------
                                                                          177                 249.1     $        0.71
         Distributions on preferred securities (after-tax) ...              6                  12.3
                                                                ------------------------------------
         Diluted EPS .........................................  $         183                 261.4     $        0.70
                                                                                                        ==============

Nine Months ended September 30, 1998
      Earnings from continuing operations ....................  $         159                 241.6
         Basic EPS ...........................................                                          $        0.66
                                                                                                        ==============
      Effect of Dilutive Securities
         Options/common stock equivalents ....................                                  1.3
                                                                ------------------------------------
         Diluted EPS .........................................            159                 242.9     $        0.66
                                                                                                        ==============
         Distributions on preferred securities (after-tax) ...             18                  12.3
                                                                ------------------------------------
         Antidilutive ........................................  $         177                 255.2     $        0.69

Nine Months ended September 30, 1997
      Earnings from continuing operations ....................  $         521                 249.2
         Basic EPS ...........................................                                          $        2.09
                                                                                                        ==============
      Effect of Dilutive Securities
         Options/common stock equivalents ....................                                  1.7
                                                                ------------------------------------
                                                                          521                 250.9     $        2.08
         Distributions on preferred securities (after-tax) ...             18                  12.3
                                                                ------------------------------------
         Diluted EPS .........................................  $         539                 263.2     $        2.04
                                                                                                        ==============

----------------------------------------------------------------------------------------------------------------------

(Unaudited)

     Not included in the computation of diluted EPS were options outstanding at September 30, 1998 to purchase approximately 5.4 million shares of common stock. These options were not included in the computation as the exercise prices were greater than the year-to-date average market price of the common shares. The exercise prices of these options range from $36.88 to $51.01 per share and they expire in 2007 and 2008.

(7)  Long Term Debt and Credit Agreements

     Financing activities during the third quarter of 1998 included the retirement of $65 million in medium-term notes. In addition, the company increased outstanding commercial paper borrowings by $12 million to a balance of $468 million at September 30, 1998.

 (8)  Financial Instruments

     The fair values of the company's financial instruments at September 30, 1998 are described below:

     In August, the company's Canadian subsidiary repaid $250 million in US dollar denominated loans and terminated related currency swap agreements of $162 million. Unocal also terminated $162 million of offsetting currency swap agreements in August. At September 30, 1998, an $88 million currency swap agreement remained outstanding on the Canadian subsidiary's books. This currency swap agreement was offset by an $88 million currency swap agreement on Unocal's books. The net fair value of the currency swap agreements outstanding at September 30 was approximately zero.

     On October 1, Unocal and the company's Canadian subsidiary terminated the remaining $88 million outstanding currency swap agreements. All costs associated with termination of the aggregate $250 million of currency swap agreements were recorded in the third quarter and were immaterial.

     At September 30, 1998, the company had two foreign currency forward exchange contracts outstanding to purchase Thai baht. The contracts are designed to hedge the company's foreign currency exposure for estimated baht income tax payments scheduled to be paid to the government of Thailand in May 1999. The first contract calls for the company to pay approximately $19 million in exchange for 800 million baht at maturity on May 25, 1999. The second contract calls for the company to pay approximately $12 million in exchange for 500 million baht at maturity on May 25, 1999. The fair values of the contracts at September 30, 1998 were immaterial. The fair values approximated the net gains that would have been realized if the contracts had been closed out at September 30 and were estimated by comparing the contract rates to the forward rates in effect at the balance sheet date.

     The estimated fair value of the company's long-term debt was $2,607 million. The fair values of debt instruments were based on the discounted amount of future cash outflows using the rates offered to the company for debt with similar remaining maturuties.

     The estimated fair value of the mandatorily redeemable convertible preferred securities of the company's subsidiary trust was $546 million. The fair value of the preferred securities was based on the trading prices of the preferred securities on September 30, 1998.

(9)  Accrued Abandonment, Restoration and Environmental Liabilities

     At  September  30,  1998,  the  company  had $452  million  accrued for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominately accrued for on a units-of-production basis and are estimated to be approximately $629 million. This estimate was derived in large part from abandonment cost studies performed by an independent firm and is used to calculate the amount to be amortized. The company's reserve for environmental remediation obligations at September 30, 1998 totaled $292 million, of which $132 million was included in current liabilities.

(Unaudited)

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

     As disclosed in note 9, at September 30, 1998, the company had accrued $292 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it possibly could incur additional remediation costs aggregating approximately $220 million.

     Tax matters - In December 1994, the company received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1985 through 1987. A material amount of tax and interest would be payable if the IRS were ultimately able to prevail on the significant issues described in the Notice. In February 1995, the company filed a protest of the proposed tax deficiency with the Appeals section of the IRS. Discussions with the Appeals Officer are complete, and it now appears unlikely that any issues raised in the Notice will proceed to either litigation or mediation as a settlement has been reached. The proposed settlement for all open taxable years preceding 1988 was received by the Joint Committee on Taxation of the U.S. Congress in June 1998, and requires its approval. The company expects this matter to be concluded in 1998 and believes it is ultimately entitled to a refund for overpayment of tax or interest.

     The company believes it has adequately provided in its accounts for tax items and issues not yet resolved.

     Other matters -In February 1996, Bridas Corporation filed a petition against the company and others in the District Court of Fort Bend County, Texas, alleging that the defendants interfered with Bridas' rights under agreements with the government of Turkmenistan to develop a gas field and transport the gas to Pakistan as well as Bridas' exclusive right to lay a gas pipeline in Afghanistan. Bridas sought actual damages as well as punitive damages, plus interest. Bridas' expert witnesses stated in pre-trial discovery that Bridas' total actual damages for loss of future profits were approximately $1.7 billion. In the alternative, Bridas was expected to seek an award of approximately $430 million with respect to its total expenditures in Turkmenistan. In October 1998, the court granted the defendants' motion for summary judgment and dismissed the action. It is not known whether Bridas will move for a new trial or file an appeal of the court's ruling.

(Unaudited)

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

(11) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

Summarized Financial Data of Union Oil

                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Total revenues ...........................................................       $ 1,394       $ 1,397       $  3,998       $ 4,507
Total costs and other deductions
   (including income taxes) ..............................................         1,349         1,211          3,819         3,959
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations ......................................            45           186            179           548
Discontinued operations
   Loss on disposal (a) ..................................................            --            --             --           (44)
Extraordinary item
   Early extinguishment of debt (b) ......................................            --            --             --           (38)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings .............................................................       $    45       $   186       $    179       $   466
------------------------------------------------------------------------------------------------------------------------------------
(a)  Net of tax benefit of: ..............................................       $    --       $    --       $     --       $   (27)
(b)  Net of tax benefit of: ..............................................       $    --       $    --       $     --       $   (14)



                                                                                 At September 30     At December 31 (c)
                                                                                ---------------------------------------
Millions of dollars                                                                    1998                1997
-----------------------------------------------------------------------------------------------------------------------
Current assets ...........................................................       $        1,212      $       1,576
Noncurrent assets ........................................................                6,598              6,053
Current liabilities ......................................................                1,214              1,124
Noncurrent liabilities ...................................................                3,767              3,534
Shareholder's equity .....................................................                2,829              2,971
-----------------------------------------------------------------------------------------------------------------------
(c)  Audited

(12)  Other Matters

      In August 1998, Unocal entered into a settlement agreement with certain of its insurers for the recovery of certain past environmental remediation claims. Under the terms of the agreement, each liable insurer who is a party to the agreement must place its share of the negotiated settlement amount of approximately $71 million into an escrow account by November 16, 1998. The final settlement amount will not be known until that date as it is contingent upon certain conditions, including each of the participating insurers' ability and intent to abide by the agreement's terms. Unocal expects to collect substantially all of the negotiated settlement amount, none of which had been recorded at September 30, 1998.

OPERATING HIGHLIGHTS                                                                            UNOCAL CORPORATION
(Unaudited)


                                                                                  For the Three Months          For the Nine Months
                                                                                   Ended September 30            Ended September 30
                                                                                ----------------------------------------------------
                                                                                   1998          1997           1998           1997
------------------------------------------------------------------------------------------------------------------------------------
NET DAILY PRODUCTION
   Crude oil and condensate (thousand barrels daily)
      United States
         Spirit Energy 76 ................................................            44            41             44            45
         Alaska ..........................................................            27            30             29            32
                                                                                 ---------------------------------------------------
           Total United States ...........................................            71            71             73            77
      International
         Far East (a) ....................................................            81            96             83            95
         Other (b) .......................................................            31            25             31            26
                                                                                 ---------------------------------------------------
           Total International ...........................................           112           121            114           121

      Worldwide ..........................................................           183           192            187           197
                                                                                 ---------------------------------------------------

   Natural gas (million cubic feet daily)
      United States
         Spirit Energy 76 ................................................           808           845            795           876
         Alaska ..........................................................           118           110            126           131
                                                                                 ---------------------------------------------------
           Total United States ...........................................           926           954            921         1,007
      International
         Far East (a) ....................................................           794           790            816           790
         Other (b) .......................................................            37            55             53            62
                                                                                 ---------------------------------------------------
           Total International ...........................................           831           845            869           851

      Worldwide ..........................................................         1,757         1,799          1,790         1,858
                                                                                 ---------------------------------------------------

   Natural gas liquids (thousand barrels daily) ..........................            19            18             19            19
   Geothermal (million kilowatt-hours daily) .............................            22            19             21            17

------------------------------------------------------------------------------------------------------------------------------------

(a) Includes host country share of:
      Crude oil and condensate ...........................................             6            28             11            29
      Natural gas ........................................................            27            22             27            27
(b) Includes production of Canada equity affiliate

OPERATING HIGHLIGHTS (continued)
(Unaudited)


                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                ----------------------------------------------------
                                                                                   1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES (a)
   Crude oil and condensate (per barrel)
      United States
         Spirit Energy 76 ................................................       $ 12.20       $ 17.13        $ 12.80       $ 18.61
         Alaska ..........................................................          9.35         13.37           9.69         15.39
           Total United States ...........................................         11.11         15.50          11.56         17.28
      International
         Far East ........................................................       $ 12.28       $ 17.45        $ 13.02       $ 18.72
         Other ...........................................................         10.58         16.58          11.07         17.58
           Total International ...........................................         11.82         17.23          12.48         18.41
      Worldwide ..........................................................       $ 11.54       $ 16.44        $ 12.09       $ 17.89
------------------------------------------------------------------------------------------------------------------------------------
   Natural gas (per thousand cubic feet)
      United States
         Spirit Energy 76 ................................................       $  1.97       $  2.38        $  2.08       $  2.39
         Alaska ..........................................................          1.20          1.47           1.38          1.39
           Total United States ...........................................          1.87          2.28           1.98          2.26
      International
         Far East ........................................................       $  2.23       $  2.39        $  2.10       $  2.35
         Other ...........................................................          2.38          2.40           2.26          2.23
           Total International ...........................................          2.23          2.39           2.10          2.34
      Worldwide ..........................................................       $  2.04       $  2.33        $  2.04       $  2.29
------------------------------------------------------------------------------------------------------------------------------------

AGRICULTURAL PRODUCTS PRODUCTION VOLUMES
(thousand tons)
   Ammonia ...............................................................           365           314          1,129         1,072
   Urea ..................................................................           234           188            739           696

AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia ...............................................................           186           187            649           590
   Urea ..................................................................           259           191            854           690

(a)  Excludes Global Trade margins and Canada equity affiliate sales

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of Unocal should be read in conjunction with Management's Discussion and Analysis in Item 7 of the company's 1997 Annual Report on Form 10-K. Unless otherwise specified, the following discussion pertains to the company's continuing operations.

CONSOLIDATED RESULTS

                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                 ----------------------       ----------------------
Millions of dollars                                                                1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings from continuing operations ............................       $    36       $   177        $   159       $   521
Less: special items (net of tax)
    Environmental and litigation provisions ..............................           (10)          (61)           (71)          (75)
    Impairment ...........................................................            --           (39)            --           (39)
    Asset sales ..........................................................            49            (2)           102            30
    Deferred tax adjustments .............................................            (7)          185            (21)          192
    UNO-VEN restructuring ................................................            --            --             --            39
    Insurance settlement .................................................            --            --             11            --
    Bangladesh well blowout ..............................................            --            --             --            (7)
------------------------------------------------------------------------------------------------------------------------------------
    Total special items ..................................................            32            83             21           140
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings from continuing operations ...................       $     4       $    94        $   138       $   381
------------------------------------------------------------------------------------------------------------------------------------

Third Quarter 1998 vs. Third Quarter 1997

Adjusted after-tax earnings from continuing operations decreased $90 million for the period. Lower worldwide commodity prices for crude oil, natural gas and fertilizer products and increased dry hole costs were the primary contributors to the depressed earnings. Compared to 1997, average worldwide sales prices for crude oil and natural gas declined 30 percent and 12 percent, respectively. The increase in dry hole costs reflected the company's expanded exploration program. These negative factors were partially offset by increased crude oil liftings in Indonesia, new crude oil production in Yemen and Azerbaijan, higher natural gas production in Indonesia, lower depreciation and depletion expense and increased geothermal power generation and related sales volumes in Indonesia.

Year-to-date 1998 vs. Year-to-date 1997

Depressed worldwide crude oil, natural gas and fertilizer product sales prices, lower domestic natural gas production volumes and higher dry hole costs and exploration expenses as a result of the company's expanded exploration program were the primary causes of the 64 percent decrease in adjusted after-tax earnings for the period. Compared to 1997, average worldwide sales prices for crude oil and natural gas declined 32 percent and 11 percent, respectively. Positive factors mitigating the lower earnings included increased crude oil liftings in Indonesia, increased natural gas production in Thailand and Indonesia, lower domestic depreciation and depletion expense, increased geothermal power generation and related sales volumes in Indonesia, lower maintenance related costs at the Kenai, Alaska fertilizer plant due to a plant turn-around in 1997, higher export sales volumes of fertilizer products and higher earnings and dividends from a petroleum industry mutual insurance company.

EXPLORATION AND PRODUCTION

Exploration and Production involves the exploration for and production of crude oil and natural gas.

United States - Included in the United States category are Spirit Energy 76 and Alaska oil and gas operations. Spirit Energy 76 is responsible for oil and gas operations in the Lower 48 United States with emphasis on the Gulf Coast, deepwater areas in the Gulf of Mexico, and the Permian Basin in West Texas. A substantial portion of crude oil and natural gas produced domestically is sold to the company's Global Trade group. The remainder is sold under contract to third parties, sold in the spot market or, in the case of Alaska natural gas production, sold to the company's agricultural products operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                 ----------------------       ----------------------
Millions of dollars                                                                1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Spirit Energy 76 ......................................................       $    (8)      $     4        $    17       $   132
   Alaska ................................................................             2            10             15            42
------------------------------------------------------------------------------------------------------------------------------------
   Total .................................................................            (6)           14             32           174
Less: special items (net of tax)
   Impairment (Spirit Energy 76) .........................................            --           (39)            --           (39)
   Asset sales (Spirit Energy 76) ........................................            --            --             --             2
------------------------------------------------------------------------------------------------------------------------------------
   Total special items ...................................................            --           (39)            --           (37)
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) .......................................       $    (6)      $    53        $    32       $   211
------------------------------------------------------------------------------------------------------------------------------------

Third Quarter 1998 vs. Third Quarter 1997

Adjusted after-tax earnings decreased $59 million primarily due to lower average United States crude oil and natural gas sales prices. Crude oil prices fell 28 percent, or $4.39 per barrel, while natural gas prices fell 18 percent, or $.41 per thousand cubic feet. Increased dry hole costs and exploration expense as a result of increased exploration activity in the Gulf of Mexico and lower natural gas production volumes for Spirit Energy 76 as a result of storms in the Gulf of Mexico also negatively affected earnings for the period. However, these negative factors were partially offset by a 7 percent increase in crude oil production and lower depreciation and depletion expense for Spirit Energy 76.

Year-to-date 1998 vs. Year-to-date 1997

Adjusted after-tax earnings decreased 85 percent principally due to lower average United States crude oil and natural gas prices, higher dry hole costs and exploration expense as a result of increased Gulf of Mexico exploration activity and lower natural gas production volumes. The average sales price for crude oil decreased 33 percent, or $5.72 per barrel, while the average sales price for natural gas decreased 12 percent, or $.28 per thousand cubic feet. Natural gas production declined by 9 percent, or 86 million cubic feet daily. In general, the production decrease is attributable to natural production declines. These negative factors were partially offset by a decrease in depreciation and depletion expense.

International  - The company's  international  operations  include the company's
foreign  exploration  and  production  activities  and  exploration   activities
performed by the company's New Ventures group.

                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                 ----------------------       ----------------------
Millions of dollars                                                                1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
     Far East ............................................................       $    44       $   147        $   130       $   290
     Other ...............................................................            23           (19)            53           (32)
------------------------------------------------------------------------------------------------------------------------------------
     Total ...............................................................            67           128            183           258
Less: special items (net of tax)
     Asset sales (Other) .................................................            49            (1)           102           (17)
     Deferred tax adjustment (Far East) ..................................            (7)           68            (21)           68
     Bangladesh well blowout (Other) .....................................            --            --             --            (7)
------------------------------------------------------------------------------------------------------------------------------------
     Total special items .................................................            42            67             81            44
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings ..............................................       $    25       $    61        $   102       $   214
------------------------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In April 1998, the company received shares of common stock and debt of Tarragon Oil and Gas Limited (Tarragon) valued at approximately $212 million for the exchange of its Alberta, Canada exploration and production assets. In the third quarter 1998, the company converted this debt and common stock to cash as a result of a tender offer from USX-Marathon for the purchase of Tarragon's outstanding common stock. The total after-tax gain recorded for these transactions was $102 million (included in special items).

Third Quarter 1998 vs. Third Quarter 1997

During the third quarter of 1998, earnings decreased 59 percent, or $36 million. The primary factors affecting earnings were lower average international crude oil and natural gas prices, lower Thailand and Canada crude oil and natural gas production, an increase in dry hole costs and higher current taxes in Thailand related to foreign currency fluctuations. International crude oil prices declined 31 percent, or $5.41 per barrel, for the period while natural gas prices declined to $2.23 from $2.39 per thousand cubic feet, or 7 percent. However, these negative factors were partially offset by increased crude oil liftings and natural gas production in Indonesia and new crude oil production in Yemen and Azerbaijan in 1998.

Year-to-date 1998 vs. Year-to-date 1997

Lower average international crude oil and natural gas prices primarily contributed to the 52 percent drop in adjusted after-tax earnings for the period. In 1998, average international crude oil prices declined $5.93 per barrel, or 32 percent, and average international natural gas prices declined $.24 per thousand cubic feet, or 10 percent. Also contributing to the decline in adjusted after-tax earnings were higher current taxes in Thailand related to foreign currency fluctuations, increased dry hole costs and exploration expenses and foreign exchange losses in Thailand and Indonesia. These negative factors were offset by higher crude oil liftings in Indonesia and increased natural gas production volumes in Indonesia and Thailand.

GLOBAL TRADE

The Global Trade group handles substantially all of the company's worldwide crude oil, condensate, natural gas and natural gas liquids marketing and trading activities. Global Trade also purchases crude oil, condensate and natural gas from the company's joint venture partners, royalty owners and other unaffiliated oil and gas producers for resale.

Global Trade's after-tax earnings during the third quarters of 1998 and 1997 were $3 million and $2 million, respectively. After-tax earnings for the first nine months of 1998 and 1997 were $13 million in each period.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment explores for, produces and sells geothermal resources, and constructs and operates electric power generation plants.

                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                 ----------------------       ----------------------
Millions of dollars                                                                1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings .......................................................       $    16       $     6        $    44       $    25
Less: special items (net of tax)
    Deferred tax adjustment ..............................................            --             3             --            10
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings ..............................................       $    16       $     3        $    44       $    15
------------------------------------------------------------------------------------------------------------------------------------

Adjusted after-tax earnings for the third quarter and the first nine months of 1998 increased by $13 million and $29 million, respectively, compared to the same periods last year. The improved 1998 earnings included an increase in power generation and the related sale of electricity from the Indonesian Salak field Units 3 through 6. Unit 3 came on line in the third quarter of 1997 and Units 4 through 6 came on line in the fourth quarter of 1997.

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

                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                 ----------------------       ----------------------
Millions of dollars                                                                1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings
   Agricultural Products .................................................       $    12       $     4        $    33       $    50
   Carbon and Minerals ...................................................            --            10             24            76
   Pipelines .............................................................            14            16             44            46
   Other .................................................................            --            --             --            37
------------------------------------------------------------------------------------------------------------------------------------
   Total .................................................................            26            30            101           209
Less: special items (net of tax)
   Asset sales (Carbon and Minerals) .....................................            --            --             --            41
   Environmental and litigation provisions (Carbon and Minerals) .........            (2)           --             (4)           --
   UNO-VEN restructuring (Other) .........................................            --            --             --            39
------------------------------------------------------------------------------------------------------------------------------------
   Total special items ...................................................            (2)           --             (4)           80
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings ..............................................       $    28       $    30        $   105       $   129
------------------------------------------------------------------------------------------------------------------------------------

In 1997, after-tax earnings reflected the sale of the company's Illinois-based Unocal Hydrocarbon Sales business unit and the restructuring of the UNO-VEN partnership. These transactions generated gains (included in special items) of $41 million and $39 million, respectively.


Third Quarter 1998 vs. Third Quarter 1997

Adjusted after-tax earnings declined due primarily to lower realized sales prices for export fertilizer products, lower margins on specialty graphite products sales, and lower realized sales prices for both lanthanides and molybdenum products. These negative factors were partially offset by increased worldwide fertilizer products sales volumes, lower maintenance related expenses at the company's Kenai, Alaska fertilizer plant due to a plant turnaround in 1997 and tax related adjustments in 1998.

Year-to-date 1998 vs. Year-to-date 1997

Adjusted after-tax earnings fell 19 percent primarily due to lower sales prices for export and domestic fertilizer products, decreased sales volumes for domestic fertilizer products, lower molybdenum production and losses from the company's lanthanides operation due to the temporary shutdown of the separations plant and wastewater pipeline at its Mountain Pass, California, mining facility. The negative impact of these factors was partially offset by higher fertilizer product export sales volumes, lower maintenance related expenses at the company's Kenai, Alaska fertilizer plant due to a plant turnaround in 1997 and higher earnings from the company's Brazilian affiliate.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                  For the Three Months         For the Nine Months
                                                                                   Ended September 30           Ended September 30
                                                                                 ---------------------------------------------------
Millions of dollars                                                                1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings effect
   Administrative and general expense ....................................       $   (20)        $ (13)       $   (43)      $   (40)
   Net interest expense ..................................................           (33)          (19)           (83)          (84)
   Environmental and litigation expense ..................................           (12)          (65)           (75)          (86)
   New Ventures (non-exploration and production) .........................            (4)           (1)           (16)          (23)
   Other .................................................................            (1)           95              3            75
------------------------------------------------------------------------------------------------------------------------------------
   Total .................................................................           (70)           (3)          (214)         (158)
Less: special items (net of tax)
    Environmental and litigation provisions ..............................            (8)          (61)           (67)          (75)
    Asset sales (Other) ..................................................            --            (1)            --             4
    Deferred tax adjustment (Other) ......................................            --           114             --           114
    Insurance settlement (Other) .........................................            --            --             11            --
------------------------------------------------------------------------------------------------------------------------------------
    Total special items ..................................................            (8)           52            (56)           43
------------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect .......................................       $   (62)      $   (55)       $  (158)      $  (201)
------------------------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 1998, the Other category included the benefit of an $11 million insurance settlement, which was included in special items. In the third quarter of 1997, a $114 million tax benefit was recorded related to a reassessment of the company's exposure for pending federal income tax appeals, which was also included in special items.

Third Quarter 1998 vs. Third Quarter 1997

Higher administrative and general and net interest expense due to a higher debt level primarily contributed to the 13 percent increase in Corporate and Unallocated expense for the period. These increased expenses were partially offset by increased earnings from an insurance company subsidiary.

Year-to-date 1998 vs. Year-to-date 1997

Adjusted after-tax expenses decreased 21 percent principally due to lower New Ventures - non-exploration and production expenses and higher earnings and dividends from a petroleum industry mutual insurance company in 1998. These positive factors were slightly offset by an increase in general and administrative expense.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first nine months of 1998, cash flow from operating activities, including working capital changes, was $711 million, compared with $736 million in 1997. The decrease was primarily attributable to the effect of lower crude oil, natural gas and fertilizer product prices and increased receivable levels in Indonesia. Those negative factors were partially offset by an increase in the accrual of current taxes and capital accruals related to the August lease sale conducted by the U.S. Minerals Management Service.

Proceeds from asset sales for the first nine months of 1998 were $299 million and consisted of $262 million from the sale of the company's Tarragon investment, $28 million from the sale of miscellaneous international, domestic and real estate properties and $9 million related to the partial collection of a note received on the sale of Unocal Hydrocarbon Sales in 1997.

Capital expenditures for the first nine months of 1998 totaled $1,248 million compared to $953 million in the first nine months of 1997. The increase was primarily due to increased drilling activities and lease acquisitions in the Gulf of Mexico partially offset by lower geothermal expenditures. The first nine months of 1997 included $49 million of capital expenditures for discontinued operations.

The company expects its 1998 capital spending to total about $1.65 billion, up from an earlier forecast of $1.5 billion. The increase in capital spending is expected to be funded from a combination of asset sales proceeds and increased debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The company's long-term debt was $2,423 million at September 30, 1998, an increase of $254 million from the year-end 1997 level of $2,169 million. The debt-to-total capitalization ratio increased to 46 percent from 42 percent at year-end 1997.

ENVIRONMENTAL MATTERS

At September 30, 1998, the company's reserves for environmental remediation obligations totaled $292 million, of which $132 million was included in current liabilities (see note 9 to the consolidated financial statements). During the third quarter, cash payments of $19 million were applied against the reserve and an additional $18 million in liabilities were recorded. The additional $18 million in reserves were primarily for estimated cleanup costs for various company facilities where the company's operations have been closed or shut down. The company also estimates that it possibly could incur additional remediation costs aggregating approximately $220 million as discussed in note 10 to the consolidated financial statements. The company's total environmental reserve amount is grouped into the following five categories:

                                                                                 September 30
Millions of dollars                                                                   1998
-----------------------------------------------------------------------------------------------
   Superfund and similar sites ...........................................       $          18
   Former company-operated sites .........................................                  23
   Company facilities sold with retained liabilities .....................                  70
   Inactive or closed company facilities .................................                 152
   Active company facilities .............................................                  29
-----------------------------------------------------------------------------------------------
      Total reserves .....................................................       $         292
-----------------------------------------------------------------------------------------------

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

Although Asia continues to struggle with the economic crisis gripping the region, the company still remains optimistic about its excellent long-term growth opportunities in Asia. In Thailand and Indonesia, the company is working closely with host governments and business associates to help them through these difficult economic times. As of September 30, 1998, the company's geothermal operations in Indonesia had a gross receivable balance of approximately $79 million, most of which was for steam sales from the Salak field. Approximately $26 million is due by the end of November 1998, of which $17 million represents a shortfall in payments for March through July 1998 steam deliveries to Gunung Salak electric generating Units 1, 2 and 3. Partial payments have been received on a timely basis. The remaining balance is payable over the next several years. The company continues to engage in discussions with Indonesian government entities to explore potential ways to resolve the shortfall issue.

Worldwide energy prices remain depressed and the company expects this trend to continue to negatively impact 1998 financial results. However, the company remains confident that it is well positioned to weather this low commodity price environment.

The company strives to create value for stockholders. To achieve this objective, the company is focused on finding and developing new high-return business opportunities in a low-cost manner. In 1998, Spirit Energy 76 achieved a total of 29 new commercial successes in the onshore Louisiana, the Gulf of Mexico shelf and deepwater, the Permian Basin and East Texas areas. Deepwater Gulf of Mexico exploration drilling is currently under way on the Mad Dog and Mirage prospects. In August, Spirit Energy was the apparent high bidder for interests in 62 additional blocks in the deepwater Gulf of Mexico lease sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In Indonesia, positive results from the first four wells in the Seno prospect will allow the company to complete a development plan which should result in first production during 2001. Current plans also call for drilling on the nearby Janaka prospect.

YEAR 2000

The company is actively addressing the Year 2000 (Y2K) issue throughout its operating and office environments. Many existing computer programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these computer applications could result in system failures with possible material adverse effects on the company's operations at the year 2000. The company has appointed a program manager and has assembled various teams of professionals to identify, assess, correct and test these software applications as well as its embedded systems. In addition, the company has contracted with a systems consulting firm to assist with the assessment, correction and testing of the company's internal systems as well as to assess its system relationships with vendors, suppliers, customers and other outside parties.

Initiation of the company's Y2K project work began in July 1996. A company-wide initial awareness campaign was completed in June 1998. Identification and assessment phases of the project are well underway. The company is in the process of preparing business contingency and recovery plans for its "mission critical" systems, applications and processes. These systems, applications and processes, if not operable, could materially adversely impact revenues, operations, safety or the environment. The company's Y2K project work includes the updating of these plans to address material Y2K issues.

The  company's  Y2K  efforts  can be  divided  into  three  general  categories:
Information Technology (IT) systems and applications, embedded systems in process controls, and critical business partners. As of September 30, 1998, the company had completed 95 percent of the inventory and 85 percent of the assessment of Y2K problems in the "IT systems and applications" and the "embedded systems in process controls" categories. In the "IT systems and applications" category, detailed planning to correct or work around the anticipated problems is 80 percent complete and corrective action and testing is 20 percent complete. In the "embedded systems in process controls" category, detailed planning to correct or work around the anticipated problems is approximately 50 percent complete and the repair and testing of these systems is 20 percent complete. In the "critical business partners" category, the company is currently assessing its exposure to problems with business partner Y2K readiness. Although some critical business partners have been identified and contacted, comprehensive effort in this area will begin in the fourth quarter of 1998.

The following schedule sets forth the company's overall estimated timetable for achieving Year 2000 readiness:

Project Phases                                      Expected Completion Dates
--------------                                      -------------------------
Worldwide Inventory of Systems                       fourth quarter1998
Worldwide Assessment                                 fourth quarter 1998
Initial Plan for Corrections/Work Arounds            first quarter 1999
Remediation/Renovation                               second quarter 1999
Validation/Testing                                   third quarter 1999
Contingency Planning                                 third quarter 1999
Implementation                                       third quarter 1999
Continuous System Review                             Ongoing - through fourth
                                                       quarter 1999

The company currently estimates the expenditures on the preceding Y2K project phases to approximate $30 to $35 million. These expenditures will occur throughout 1998 and 1999. Expenditures as of September 30, 1998 were approximately $5 million.

The Y2K problem is real and there is a risk of Y2K related failures. These failures could result in an interruption in, or a failure of, certain business activities or functions. Such failures could materially and adversely affect the company's results of operations, liquidity or financial condition. Due to the uncertainty surrounding the Y2K problem, including the uncertainty of the Y2K readiness of the company's customers, suppliers, and partners, the company is unable at this time to determine the true impact of the Y2K problem to Unocal. The principle areas of risk are thought to be oil and gas production control systems, other operations control systems and third party Y2K readiness. The company's Y2K project is expected to reduce this uncertainty. The company believes that with the completion of the project as planned, the possibility of significant interruptions of normal operations should be reduced. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes or that such changes will prove 100 percent effective in resolving all Y2K related issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the company uses derivative financial instruments to manage and reduce risks associated with these factors. The company also pursues outright pricing positions in certain hydrocarbon derivative financial instruments, such as futures contracts, subject to company controls and monitoring requirements. The following discussion and analysis focuses on significant changes in the company's position regarding these risk factors since year end 1997.

Interest Rate Risk - The company's primary market exposure for changes in interest rates relates to the company's long term debt obligations. The company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. Other instruments, such as interest rate swaps, options, floors, caps or collars may also be used depending upon market conditions. During the first nine months of 1998, the company increased its outstanding debt level (excluding capital leases) by approximately $255 million to $2,423 million from its year-end 1997 level of $2,168 million, primarily through the sale of two new debt issues. On May 6, 1998, Union Oil issued $100 million of 6 1/2 % notes due May 1, 2008 and $200 million of 7 % debentures due May 1, 2028, in each case guaranteed by Unocal. Proceeds from the sale were used to retire $110 million Deutsche Mark bonds and to reduce outstanding commercial paper borrowings. The company also reduced its outstanding medium term notes in the third quarter of 1998. The increase in debt is principally due to increased cash requirements resulting from lower than anticipated commodity prices in 1998. The following table provides principal amounts, related weighted average interest rates, and fair values for the company's outstanding debt obligations by expected maturity dates at September 30, 1998 and constitutes a forward looking statement. The company expects to refinance its debt obligations that are scheduled to mature during the years 1998 to 2002. Circumstances could arise which may cause interest rates and the timing and amounts of actual cash flows to differ materially from the projections.

Debt Obligation Principal Amounts by Expected Maturity Dates at September 30, 1998
                                                                                                                             Fair
Millions of U.S. dollars                                                         1998-2002     There-after    Total         Value
------------------------------------------------------------------------------------------------------------------------------------
Fixed rate ...............................................................       $      --     $     1,903    $  1,903      $ 2,087
  Average Interest Rates .................................................              --           7.93%       7.93%
Variable rate ............................................................              --             520         520          520
  Average Interest Rates .................................................              --            5.93%      5.93%
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 $      --     $     2,423      $2,423      $ 2,607
------------------------------------------------------------------------------------------------------------------------------------

Foreign exchange rate risk - Where warranted, the company enters into various foreign currency contracts, such as forward exchange contracts, options and currency swaps, to manage its exposure to foreign currency exchange rates. At September 30, 1998, the company had two foreign currency forward exchange contracts outstanding to purchase Thai baht. The contracts are designed to hedge the company's foreign currency exposure for estimated baht income tax payments scheduled to be paid to the government of Thailand in May 1999. The first contract calls for the company to pay approximately $19 million in exchange for 800 million baht at maturity on May 25, 1999. The second contract calls for the company to pay approximately $12 million in exchange for 500 million baht at maturity on May 25, 1999. The fair value of the contracts at September 30, 1998 was approximately $609 thousand and $172 thousand respectively. Fair values approximate the net gains that would have been realized if the contracts had been closed out at September 30 and are estimated by comparing the contract rates to the forward rates in effect at the balance sheet date.

As a result of the sale of the company's holdings in Tarragon common stock and debentures, the company's Canadian subsidiary repaid $250 million in outstanding loans (denominated in US dollars) and terminated its corresponding $250 million currency swap agreements in August and October 1998. Unocal also terminated its $250 million off-setting currency swap agreements in August and October 1998. The Canadian subsidiary's swap agreements had the effect of changing the subsidiary's US dollar denominated borrowings into its functional Canadian currency. The purpose of the swap agreements was to limit the subsidiary's exposure to currency exchange gains and losses and to allow Unocal to maintain the underlying debt in US dollars for consolidated financial reporting purposes. Amounts related to the swap agreements terminated in October were accrued in September accounts.

Commodity price risk - The company uses hydrocarbon derivative financial instruments, such as futures contracts or options with maturities of 18 months or less, to mitigate its exposure to fluctuations in hydrocarbon commodity prices. On occasion, the company may enter into forward sales. The company also takes pricing positions in hydrocarbon derivative financial instruments (primarily exchange regulated futures and option contracts) subject to internal policy limitations. The company monitors its trading activities to ensure compliance with its policies.

The company uses a value at risk model to assess the market risk of its price sensitive hydrocarbon derivative financial instruments. Value at risk represents the potential loss in fair value the company would experience on its hydrocarbon derivative financial instruments, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's calculation model is based on historical data and uses a one-week time interval and a 95 percent confidence level. Based upon the company's model, the value at risk associated with hydrocarbon derivative financial instruments held for trading purposes was approximately $7 million at September 30, 1998. The value at risk associated with hydrocarbon derivative financial instruments held for purposes other than trading was approximately $8 million at September 30, 1998.



                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is incorporated by reference the information with respect to certain legal proceedings previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K) and in Item 1 of Part II of Unocal's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 (First Quarter 1998 Form 10-Q) and June 30, 1998 (Second Quarter 1998 Form 10-Q), the information regarding environmental remediation reserves in note 9 to the consolidated financial statements in Item 1 of Part I hereof, the discussion thereof in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I, and the information regarding certain legal proceedings and other contingent liabilities in note 10 to the consolidated financial statements.

(1)      In the lawsuit captioned Portland 76 Auto/Truck Plaza Inc. v. Union Oil
                                  ----------------------------------------------
         Company of California,  et al., described in Paragraph (1) of Item 3 of
         ------------------------------
         the 1997 Form 10-K, on August 19, 1998, the Ninth Circuit Court of Appeals reversed the Robinson-Patman Act violation portion of the trial court's judgment, thereby reducing the company's net liability under the judgment to approximately $960,000. The plaintiff petitioned the Ninth Circuit Court of Appeals for a rehearing, which was denied on October 7, 1998.

(2)      In the lawsuit captioned Citizens for a Better  Environment,  et al. v.
                                  ----------------------------------------------
         Union Oil Company of  California,  described in Paragraph (3) of Item 3
         --------------------------------
         of the 1997 Form 10-K and in Paragraph (1) of Item 1 of Part II of each of the First and Second Quarter 1998 Form 10-Qs, on August 24, 1998, the parties entered into a definitive agreement to settle the case on terms which will involve an aggregate payment by the company of $6,750,000. The agreement was approved by the court on October 14, 1998.

(3) With reference to the matters involving the Guadalupe oil field, described in Paragraph (4) of Item 3 of the 1997 Form 10-K and in
         Paragraph (2) of Item 1 of Part II of each of the First and Second Quarter 1998 Form 10-Qs, on October 30, 1998, judgement on the pleadings was granted in the company's favor in the California Superior Court case captioned Surfers' Environmental Alliance, et al. v. Union
                              --------------------------------------------------
         Oil Company of California, et al.
         ---------------------------------

(4) With reference to the matters involving the town of Avila Beach, California, described in Paragraph (5) of Item 3 of the 1997 Form 10-K and in Paragraph (3) of Item 1 of Part II of each of the First and Second Quarter 1998 Form 10-Qs, the company has reached a settlement of the private property damage claims alleged in all but three of the pending lawsuits.

(5)      In the lawsuit captioned Atlantic  Richfield Company,  et al. v. Unocal
                                  ----------------------------------------------
         Corporation,  et al.,  described in Paragraph (6) of Item 3 of the 1997
         --------------------
         Form 10-K, on August 31, 1998, the trial court found that the company did not engage in "inequitable conduct" in obtaining its Patent No. 5,288,393 for claims for the composition of reformulated gasolines, with the result that the patent is valid and enforceable. On September 11, 1998, the court assessed an award of $1.5 million against the six plaintiff oil companies for the company's attorneys' fees. The plaintiffs have filed a notice of appeal on October 26, 1998.

(6) With reference to the investigation by the U.S. Department of Justice and the related private lawsuit under the federal False Claims Act with respect to the alleged underpayment of royalties on crude oil produced from federal and Indian land leases, the company has recently been made aware that it has been named as a defendant in two separate proceedings brought under the False Claims Act, alleging underpayment of royalties since the mid-1980's on natural gas production from federal and Indian land leases. The first action, United States, ex rel. Harrold E. (Gene)
                                        ----------------------------------------
         Wright v. Amerada  Hess,  et al. (U.S.  District  Court for the Eastern
         --------------------------------
         District of Texas), was filed in August 1996 against the company and 130 other energy industry companies and seeks damages of $3 billion from all defendants. The second action, United States, ex rel. Jack J.
                                                  ------------------------------
         Grynberg v. Unocal (U.S.  District  Court for the District of Wyoming),
         ------------------
         was filed in September 1997 as one of 77 separate cases filed by Mr. Grynberg and seeks damages of approximately $200 million from the company. To date, the U.S. Department of Justice has not elected to intervene in either proceeding. The company believes the allegations are without merit and intends to vigorously defend both cases.

(7) With reference to the preliminary determinations of underpaid royalties, described in Paragraph (10) of Item 3 of the 1997 Form 10-K and in Paragraph (4) of Item 1 of Part II of the First Quarter 1998 Form 10-Q, the total amount, including interest, claimed by the U.S. Department of Interior, Minerals Management Service, has been reduced to approximately $35 million.

(8) With reference to the matters involving the Mountain Pass, California, lanthanide facility of the company's Molycorp, Inc. (Molycorp), subsidiary, described in Paragraph (14) of Item 3 of the 1997 Form 10-K, in Paragraph (5) of Item 1 of Part II of the First Quarter 1998 Form 10-Q and in Paragraph (4) of Item 1 of Part II of the Second Quarter 1998 Form 10-Q, in August 1998 the Office of the District Attorney of San Bernardino County, California, advised Molycorp that settlement discussions were suspended, that a grand jury would be convened to inquire into the matter and that two Molycorp employees also have been named as targets. To Molycorp's knowledge, the grand jury has not yet been convened. Settlement discussions were reopened in October 1998.

         In the District  Attorney's  civil action captioned People of the State
                                                             -------------------
         of California v. Molycorp,  Inc.,  alleging  violations of California's
         --------------------------------
         Proposition 65 law, on September 10, 1998, Molycorp filed its answer to the complaint.

(9)      In the  lawsuit  captioned  State of Arizona  v.  Union Oil  Company of
                                     -------------------------------------------
         California,  described  in  Paragraph  (16) of Item 3 of the 1997  Form
         ----------
         10-K, the state has informed the company that it is seeking civil penalties in excess of $1.5 million, as well as other payments. The company intends to vigorously contest the state's allegations.

ITEM 2.   CHANGES IN SECURITIES

During the third quarter of 1998, Unocal awarded 4,213 restricted stock units to nonemployee directors pursuant to the terms of the company's Directors' Restricted Stock Units Plan. The 4,213 units were awarded (1) in consideration of the prior election by each of the nonemployee directors to defer all or a portion of his or her cash fees and (2) upon the credit of dividend equivalents upon units previously awarded. The units were not registered under the Securities Act of 1933 (the Act) in reliance upon the exemption contained in
Section 4(2) of the Act for transactions by an issuer not involving any public offering. The units are paid out in an equal number of shares of Unocal common stock at the end of a deferral period.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits: The Exhibit Index on page 23 of this report lists the exhibits that are filed as part of this report.

          (b)    Reports on Form 8-K:

                 Filed during the third quarter of 1998:

                 1. Current  Report on Form 8-K dated July 14,  1998,  and filed
                    July 15, 1998, for the purpose of reporting, under Item 5, highlights from Unocal's security analyst conference.

                 2. Current  Report on Form 8-K dated and filed  July 28,  1998, for the purpose of reporting, under item 5, Unocal's second quarter 1998 earnings and related information.

                 3. Current  Report on Form 8-K dated August 17, 1998, and filed
                    August 18, 1998, for the purpose of reporting, under item 5, the discovery of a potentially significant new oil and gas field in the deepwater Kutei Basin offshore East Kalimantan, Indonesia.

                 4. Current  Report on Form 8-K dated August 24, 1998, and filed
                    August 26, 1998, for the purpose of reporting, under item 5, the test of a second interval in the West Seno #2 deepwater discovery well offshore Indonesia.

                 5. Current  Report on Form 8-K dated  and  filed  September  2,
                    1998, for the purpose of reporting, under item 5, judgment in favor of the company in litigation regarding the company's reformulated gasolines.

                 6. Current  Report on Form 8-K  dated  September  16,  1998 and filed September 26, 1998, for the purpose of reporting, under item 5, growth, third quarter 1998 earnings outlook, capital expenditures forecast, suspension of settlement discussions of criminal investigations arising from wastewater pipeline incidents at Molycorp's Mountain Pass, California, lanthanide facility and bylaw changes.

                 Filed during the fourth quarter of 1998 to the date hereof:

                 1. Current Report on Form 8-K dated October 27, 1998, and filed
                    October 29, 1998, for the purpose of reporting, under Item 5, Unocal's third quarter 1998 earnings and related information.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNOCAL CORPORATION
                                           (Registrant)


Dated:  November 6, 1998                By:   /s/ JOE D. CECIL
                                        ----------------------------------------
                                              Joe D. Cecil
                                              Vice President and Comptroller
                                              (Duly Authorized Officer and
                                               Principal Accounting Officer)

                                  EXHIBIT INDEX


12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the nine months ended September 30, 1998 and 1997.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil for the nine months ended September 30, 1998 and 1997.

27. Financial data schedule for the period ended September 30, 1998 (included only in the copy of this report filed electronically with the Commission).