Form 10-K
period 1998-12-31
UNOCAL CORP
filed 1999-03-16
CIK 716039

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K

  [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

      For the fiscal year ended December 31, 1998 or
                                ------------------

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from _______________ to _________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 1999 (based upon the average of the high and low prices of these shares reported in the New York Stock Exchange Composite Transactions listing for that date) was approximately $6.74 billion.

Shares of common stock outstanding as of February 28, 1999: 241,518,668

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or about April 12, 1999) are incorporated by reference into Part III.

                               TABLE OF CONTENTS




ITEM (S)                                                PART I                                                PAGE

 1. and 2. Business and Properties.........................................................................     1
      3.   Legal Proceedings...............................................................................    13
      4.   Submission of Matters to a Vote of Security Holders.............................................    18
           Executive Officers of the Registrant............................................................    18

                                                       PART II
      5.   Market for  Registrant's Common Equity and Related Stockholder Matters..........................    20
      6.   Selected Financial Data.........................................................................    20
      7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    21
     7A.   Quantitative and Qualitative Disclosures about Market Risk......................................    42
      8.   Financial Statements and Supplementary Data.....................................................    44
      9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    90


                                                       PART III
     10.   Directors and Executive Officers of the Registrant..............................................    91
     11.   Executive Compensation..........................................................................    91
     12.   Security Ownership of Certain Beneficial Owners and Management..................................    91
     13.   Certain Relationships and Related Transactions..................................................    91


                                                       PART IV
     14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................    91

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

Unocal is one of the world's largest independent oil and gas exploration and production companies, with major oil and gas exploration and production activities in Asia and the United States Gulf of Mexico. Unocal is also a leading producer of geothermal energy; a provider of electrical power; and a manufacturer and marketer of nitrogen-based fertilizers, petroleum coke, graphites and specialty minerals. Other activities include project development, ownership in proprietary and common carrier pipelines, and the marketing and trading of hydrocarbon commodities.

                                STRATEGIC FOCUS

In 1998, Unocal continued to focus on its strategy of growth through crude oil and natural gas exploration and the pursuit of market-to-resource project developments with the goal of creating value for its stockholders. Since the inception of this strategy in 1994, the company has transformed itself in three distinct phases. First, Unocal sold its low-return refining and marketing assets to concentrate on its exploration and production operations. Second, the company has been concentrating its exploration and production activities in distinct geographic regions where it has a strong competitive advantage, sees a growing energy market, and has the opportunity to leverage its technical skills, relationships, and low cost structure. Third, the company's management is strengthening its focus on the financial returns of its operations in an effort to maximize values.

In carrying out this strategy, the company has actively managed its portfolio of assets by divesting its lower-return or non-strategic assets and re-investing in potentially high-return exploration and production assets primarily in Asia and the Gulf of Mexico. Activity in 1998 included the divestiture of most of the company's Canadian properties, the announcement of plans to reorganize or divest most of the Diversified Business Group's assets, and the acquisition of additional blocks in the deepwater areas of the Gulf of Mexico, Indonesia and Gabon. Activity in early 1999 included an agreement for the sale of United States geothermal assets at The Geysers in Northern California and an agreement for the exchange of most of the company's Rocky Mountain oil and gas assets.

Unocal's potential growth areas include Indonesia, Thailand, the Gulf of Mexico, Bangladesh, Brazil, and West Africa. These areas have similar geological environments that the company understands well. This should allow the company to leverage its drilling expertise and lower operating costs. Conversely, the company is withdrawing from non-strategic areas, mostly in Central Asia (except Azerbaijan), where there are lower potential returns, heightened political risks, questionable market development, or unacceptable payout timelines.

                           DEPRESSED COMMODITY PRICES

Crude oil and natural gas prices were severely depressed in 1998. This was especially true of the company's worldwide average crude oil price, which finished the year approximately 34 percent below the average for 1997. The company's worldwide average natural gas price in 1998 was approximately 14 percent below the 1997 average. These depressed prices were primarily the result of an oversupply of crude oil on world markets, a drop in demand in Southeast Asia, a warm winter in the Northern Hemisphere, and a build-up of United States natural gas inventories.

This low commodity price environment produces both challenges and opportunities. The challenge for the company is to deliver earnings, maintain production, and maintain a manageable level of debt without sacrificing key growth projects. The company will reduce capital spending over the short-term, and leverage its strengths to capture the opportunities. Unocal will focus on its highest-potential growth assets, withdraw from or suspend projects in other areas, adjust capital expenditures with available cash flows and implement targeted cost reductions to weather this depressed price environment.

                             ASIAN ECONOMIC CRISIS

Unocal has major operations in Thailand and Indonesia, two of the countries affected by the current economic downturn afflicting Asia. Although the economic situation in Asia indirectly impacts the company as well as other oil and gas companies in terms of a worldwide commodity price decline, currently the company's oil and gas operations in Thailand and Indonesia remain largely unaffected by the economic crisis.

The primary risks for the company in these countries are foreign currency fluctuations, declining demand for contractual commodity deliveries, and political instability. Most of the company's operating revenues are largely protected from foreign currency fluctuations through existing contracts and, in Indonesia, oil and liquefied natural gas exports are sold in dollar-based world markets. In Thailand, increased usage of indigenous natural gas as an alternative fuel for power generation has kept natural gas demand strong even as the demand for electricity has declined. To date, no oil and gas production or sales contracts have been nullified or significantly altered as a consequence of political turmoil or financial crises in these countries.

The company's geothermal operations agreements at Gunung Salak, in Indonesia, are also designed to insulate the company from foreign currency fluctuations. The energy sales agreement calls for payments in U.S. dollars and is guaranteed by the government of Indonesia. However, only partial payments have been received. As of December 31, 1998, the company's geothermal operations in Indonesia had a gross receivable balance of approximately $100 million, most of which was for steam sales from the Gunung Salak field. The company is vigorously pursuing collection of the outstanding receivables.

The company has been developing resources and energy projects that have strengthened Asian economies for more than three decades. The company is monitoring the crisis and will continue to work closely with host governments and business associates through this difficult period.

                         DISPOSITION OF COMPANY ASSETS

In April 1998, the company received shares of common stock and debentures of Tarragon Oil and Gas Limited (Tarragon) valued at approximately $212 million for the exchange of its Alberta, Canada, exploration and production assets. In the third quarter of 1998, the company converted the debentures and common stock to cash as a result of a tender offer from USX-Marathon for the purchase of Tarragon's outstanding common stock. The total after-tax gain recorded for these transactions was $101 million and the proceeds from the sale were $261
million.   Also in 1998, the company received proceeds from the sales of its interests in the Alliance Pipeline project and its Oklahoma oil and gas assets of $52 million and $34 million, respectively.

In January 1999, the company reached an agreement to sell its interest in a geothermal steam venture at The Geysers in Northern California for $101 million. The transaction is expected to close by the end of the first quarter of 1999.

In March 1999, the company signed a letter of intent to trade most of its Rocky Mountain oil and gas assets for 5.8 million shares of a domestic oil and gas exploration and production company and $5 million in cash. The total value of the exchange is approximately $76 million. The exchange is expected to close in the second quarter of 1999.

                       SEGMENT AND GEOGRAPHIC INFORMATION

Financial information relating to the company's business segments, geographic areas of operations, and sales revenues by classes of products is presented under Note 26 to the Consolidated Financial Statements and Selected Financial Data on Pages 74 and 88, respectively, of this report.

Information regarding oil and gas financial data, oil and gas reserve data and the related present value of future net cash flows from oil and gas operations is presented on pages 81 through 87 of this report. During 1998, certain estimates of underground oil and gas reserves were filed with the Department of Energy under the name of Union Oil. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission.

                           EXPLORATION AND PRODUCTION

Unocal's primary activities are oil and gas exploration, development, and production. Spirit Energy 76, Alaska, New Ventures, and International Operations conducts the company's exploration and production activities. Spirit Energy 76, Alaska and International Operations are engaged in the exploration, development, production, and sale of crude oil and natural gas in ten countries around the world.

In 1998, the company produced approximately 184 thousand barrels of crude oil and condensate per day and 1,826 million cubic feet of natural gas per day primarily from the United States Gulf Coast, Thailand, and Indonesia. Exploration and production operations accounted for approximately 62 percent of Unocal's total assets at December 31, 1998. Approximately 49 percent of the company's exploration and production assets are in the United States.

Unocal has focused its growth efforts on exploration and production projects in the Gulf of Mexico and Southeast Asia. In addition, Unocal is pursuing potential high-value, market-to-resource project opportunities in other key growth areas.

Net Proved Reserves at Year End

Estimated net quantities of the company's proved oil and gas reserves at December 31, 1998 were as follows:

                                                                          1998             1997             1996
------------------------------------------------------------------------------------------------------------------
Crude oil and condensate - million barrels (a)
           United States                                                   184              209              236
           Far East                                                        190              158              166
           Other International                                             158              166              111
                                                                      --------------------------------------------
           Worldwide                                                       532              533              513

Natural gas - billion cubic feet (a) (b)
           United States                                                 1,941            2,120            2,575
           Far East                                                      3,955            4,189            4,057
           Other International                                             226              241              163
                                                                      --------------------------------------------
           Worldwide                                                     6,122            6,550            6,795

(a)  Includes host countries' shares under certain
      production sharing contracts of:
           Crude oil and condensate - million barrels                       52               59               70
           Natural gas - billion cubic feet                                389              444              530

(b)  Natural gas is reported on a wet-gas basis.

Net Daily Production

Net quantities of crude oil and condensate, natural gas, and natural gas liquid produced by the company per day were as follows:

                                                                      1998             1997             1996
--------------------------------------------------------------------------------------------------------------
Crude oil and condensate - thousand barrels (a)
           United States                                                73               76               96
           Far East                                                     80               95               84
           Other International                                          31               26               27
                                                                     ------------------------------------------
           Worldwide                                                   184              197              207

Natural gas - million cubic feet (a) (b)
           United States                                               928              993            1,075
           Far East                                                    853              795              669
           Other International                                          45               60               68
                                                                     ------------------------------------------
           Worldwide                                                 1,826            1,848            1,812

Natural gas liquids - thousand barrels (c)
           United States                                                14               12               14
           Far East                                                      5                6                6
                                                                     ------------------------------------------
           Worldwide                                                    19               18               20

(a)  Includes host country share in Indonesia of:
           Crude oil and condensate - thousand barrels                  10               28               28
           Natural gas - million cubic feet                             49               28               27

(b) Natural gas is reported on a wet gas basis and excludes gas consumed on lease.

(c) Host country share of natural gas liquids production is insignificant.



Natural Gas Production Available for Sale

Quantities of natural gas production available for sale were as follows:

Million cubic feet per day                                                     1998               1997                1996
------------------------------------------------------------------------------------------------------------------------------
United States                                                                   758                813                 891
International                                                                   827                820                 705
                                                                          ----------------------------------------------------
Worldwide                                                                     1,585              1,633               1,596


Oil and Gas Acreage

As of December 31, 1998, the company's holdings of oil and gas rights acreage were as follows:

                                                                                As of December 31, 1998
                                                                                  (thousands of acres)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Proved Acreage                            Prospective Acreage
                                                      -------------------------------------          -------------------------------

                                                              Gross                 Net                    Gross              Net
                                                      -----------------       -------------          --------------      -----------

United States                                                   852                 551                   2,691               1,879
Far East                                                        334                 242                  37,432              20,167
Other International                                             114                  51                  13,677               5,014
                                                      -----------------       -------------          --------------      -----------

Worldwide                                                     1,300                 844                  53,800              27,060

Producible Oil and Gas Wells

The approximate numbers of producible wells at December 31, 1998 were as follows:


                                                                              As of December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Oil                                         Gas
                                                   ------------------------------------          --------------------------------
                                                          Gross                 Net                   Gross               Net
                                                   -----------------      -------------          -------------      -------------
United States                                                  2,736              1,621                    974                610
Far East                                                         202                153                    705                490
Other International                                              872                295                     34                 24
                                                   -----------------      -------------          -------------      -------------
Worldwide                                                      3,810              2,069                  1,713              1,124

The company had 260 gross and 191 net producible wells with multiple completions.

Drilling in Progress

The numbers of wells in progress at December 31, 1998 were as follows:

                                                                                                  As of December 31, 1998
                                                                                                     Oil and Gas Wells *
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Gross                 Net
                                                                                             --------------      ----------------
United States                                                                                            27                    11
Far East                                                                                                 46                    25
Other International                                                                                       3                     1
                                                                                             --------------      ----------------
Worldwide                                                                                                76                    37

* Excludes service wells in progress (6 gross, 2 net).

The company had no waterflood projects in progress at December 31, 1998.


Net Oil and Gas Wells Completed and Dry Holes

The following table shows the number of net wells drilled to completion by the company:

                                                     Productive                                           Dry
                                -------------------------------------------------    ----------------------------------------------
                                    1998              1997              1996             1998             1997             1996
                                -------------     ------------      ------------     ------------     ------------     ------------
Exploratory
   United States                           20               14                13               18                7               11
   Far East                                15                7                 2               13               17               14
   Other International                      2                1                 2                3                1                5
                                -------------     ------------      ------------     ------------     ------------     ------------
   Worldwide                               37               22                17               34               25               30

Development
   United States                           76               48                76                2                -                4
   Far East                               119              124                90                7                1                -
   Other International                     23               64                26                1                6                2
                                -------------     ------------      ------------     ------------     ------------     ------------
   Worldwide                              218              236               192               10                7                6

UNITED STATES - Spirit Energy 76 is Unocal's United States lower 48 exploration and production unit. Spirit Energy 76 is active in exploration, development, and production activities in the onshore, shelf, and deepwater areas of the Gulf of Mexico region. Onshore operations are located in Texas, Louisiana, Michigan, New Mexico, Alabama, and Utah. On December 31, 1998, the company sold substantially all of its oil and gas assets in Oklahoma.

The company's Alaska upstream oil and gas operations are managed by the Agricultural Products business unit. Most of the natural gas produced by the company's Alaska fields is used for feedstock at the company's fertilizer manufacturing facility in Kenai.

The company holds approximately 1,879 thousand net acres of prospective land in the United States. Nearly 71 percent of the prospective acreage is located offshore in the Gulf of Mexico. Onshore prospective lands are primarily located in Alaska, Texas, Colorado, New Mexico, and Louisiana.

The company holds approximately 551 thousand net acres of proved lands in 19 states. Approximately 37 percent of these lands are located offshore in the Gulf of Mexico. Onshore proved acreage is primarily located in Texas, Louisiana, Alaska, New Mexico, and Alabama.

Unocal's 1998 United States crude oil was produced from fields in Alaska (40 percent), the offshore Gulf of Mexico (24 percent), Texas (24 percent), and Louisiana (7 percent). Various other states contributed the remaining amount (5 percent). The company's United States natural gas production in 1998 principally came from fields in the offshore Gulf of Mexico (52 percent), Louisiana (14 percent), Alaska (14 percent), Texas (9 percent), and New Mexico (5 percent). Various other states contributed the remaining amount (6 percent).

Unocal has various ownership interests in 13 natural gas processing plants located near major gas fields in the United States. The company operates six of these plants, none of which were 100 percent owned. Twelve plants were active in 1998.

Most of the company's United States crude oil and natural gas production is sold to the company's Global Trade segment. A small portion is sold to third parties at spot market prices or under long-term contracts.

Onshore and Shelf Gulf of Mexico

Spirit Energy 76 recorded a 64 percent success rate in its core Gulf of Mexico shelf exploration program during 1998. The latest discoveries included Mobile 918 No.1 in the Norphlet play offshore Alabama, marking the beginning of a multi-year drilling program on this trend. The well encountered 250 feet of gas pay. Production is expected to begin in March 1999 at a gross flow rate of 25 to 35 million cubic feet per day (mmcfd). Spirit Energy 76 is the operator and has a 45.65 percent working interest.

Another discovery was the West Cameron 278 LeMans well, offshore Louisiana, which encountered 53 feet of gas pay. The well is planned to be placed on production in late March 1999 at a rate exceeding 25 mmcfd. Spirit Energy 76 is the operator with a 70 percent working interest.

During 1998, Spirit Energy 76 had 21 discoveries on the shelf. The company ended 1998 with an onshore and shelf Gulf of Mexico inventory of more than 130 drilling prospects, about 2 1/2 times the number that Spirit Energy 76 had two years ago.

Deepwater Gulf of Mexico

In 1998, Spirit Energy 76 acquired interests in 53 additional deepwater tracts in United States federal lease sales bringing the total inventory of deepwater Gulf of Mexico blocks in which it has interests to 213. The company currently has plans to drill or participate in four to six deepwater exploratory wells in 1999.

Spirit Energy 76 is currently participating in two deepwater exploration wells and expects to spud its first operated well in the second quarter of 1999. Through its exploration efforts in the Far East, the company has developed cost-effective drilling design and techniques that it believes can reduce the cost of Gulf of Mexico deepwater exploration wells by 50 percent or more, compared with conventional drilling approaches.

INTERNATIONAL - Unocal produces oil and gas in nine countries outside of the United States. The company, through its International Operations and subsidiaries, currently operates or participates in production operations in Thailand, Indonesia, Canada, The Netherlands, Azerbaijan, Myanmar, Yemen, the Democratic Republic of Congo, and Bangladesh. Unocal's international operations in 1998 accounted for 49 percent of the company's natural gas production and 60 percent of its oil production.

International Operations also includes the exploration activities of the company's New Ventures group. The New Ventures group is involved in developing energy projects primarily in Asia, Latin America and West Africa.

Thailand

The company currently operates eleven natural gas and condensate fields in the Gulf of Thailand with an average 64 percent net working interest. The Thailand operation, producing since 1981, has drilled over 1,100 wells and has installed 78 platforms in the Gulf of Thailand. The newest offshore Thailand gas field, Pailin, is expected to commence production in the second half of 1999. The company had 1,138 employees in its Thailand operations at year-end 1998. Approximately 91 percent of these employees were Thai nationals.

Gross natural gas production from all the Unocal operated fields averaged nearly one billion cubic feet per day in 1998, nearly two-thirds of the natural gas used by Thailand. The natural gas is mainly used in power generation, but also in the transportation sector and the petrochemical industry. Natural gas produced by the company yields about one quarter of the electricity consumed in Thailand. Natural gas production growth in Thailand has averaged 18 percent per
year since 1981 but production is expected to decline in 1999.   Gross
condensate production averaged nearly 34 thousand barrels per day in 1998, and is used as a blending stock in oil refineries, as a chemical solvent, and as a petrochemical feedstock.

The company sells substantially all of its natural gas production to the Petroleum Authority of Thailand (PTT) under long-term contracts. The contract prices are based on formulas that allow prices to fluctuate with market prices for crude oil and refined products and are indexed to the U.S. dollar. In 1998, $561 million, or approximately 11 percent, of the company's total external sales and operating revenues were attributable to PTT. The company has typically supplied more natural gas to PTT than is called for in the daily contract quantity provisions of its sales contracts. In 1998, the company, through its subsidiaries, began initial delivery of gas to Thailand from the Yadana field, offshore Myanmar. The company's obligation to deliver gas to PTT is limited to the available economic production from its properties in Thailand and Myanmar.

In 1998, successful delineation wells confirmed the commerciality of the Pakarang gas field in the Gulf of Thailand. Pakarang is located in concession block 11, north of Unocal's Erawan field. Also in 1998, the company discovered another new natural gas field in the Gulf of Thailand. The South Gomin field lies in concession block 13, southeast of Unocal's Erawan field and south of the Funan field, which are among the eleven fields in the Gulf of Thailand that are operated by the company. Both new fields are covered under a company sales contract with PTT.

In 1998, the company also signed a farm-in agreement with PTT Exploration and Production Plc covering blocks B-14, B-15, and B-16 on the Thai side of the Thai-Vietnam overlap area in the Gulf of Thailand. These blocks adjoin the company's established contract areas in Thailand.

Indonesia

The company currently operates nine producing oil and gas fields offshore East Kalimantan, including Indonesia's largest offshore oil and gas field, Attaka, which the company discovered in 1970. Oil production from its northern fields is processed at the Santan terminal liquid extraction plant and the dry gas is transported by pipelines to a fertilizer plant and liquefied natural gas (LNG) plant, both located nearby at Bontang, East Kalimantan. LNG is currently sold to Japan, Korea and Taiwan and the extracted liquefied petroleum gas is exported to Japan. Oil and gas from its southern fields are sent to the Unocal operated Lawe-Lawe terminal located near the fields. The stored oil is either exported by tanker or transported by pipeline to a refinery in Balikpapan owned by Pertamina, the state-owned oil and gas company. The gas is sent by pipeline to the refinery and utilized as fuel. Company operated fields averaged gross production of 76 thousand barrels of crude oil and condensate per day and 337 million cubic feet of natural gas per day in 1998. The company holds varying interests in more than 5.2 million acres offshore East Kalimantan.

The discovery in 1998 of a significant new oil field in the deepwater Kutei Basin area offshore East Kalimantan opens up a new hydrocarbon province for the company. The first successful exploration well drilled on the Seno prospect, West Seno #2, is located on the Makassar Strait production-sharing contract
(PSC) area. The latest delineation well on the Seno prospect, West Seno #4, tested at over 19,000 barrels of oil and 18 million cubic feet of gas per day from three zones. The company plans on submitting its plan of development to Pertamina early in the second quarter of 1999.

The company also drilled successful wells in the deepwater Merah Besar area, in the Kutei Basin, further delineating a 1997 discovery. The wells encountered shallow gas on the East Kalimantan PSC area. The company plans on submitting a plan of development to Pertamina for the Merah Besar area. The Merah Besar area is located on the East Kalimantan PSC and northern portion of the Makassar Strait PSC and could be developed as a cost-efficient satellite development to the West Seno field. Production from the West Seno and Merah Besar fields is expected to begin in 2001.

In Indonesia, the company had 1,476 employees at year-end 1998. Approximately 93 percent were Indonesian nationals.

Myanmar


The company, through subsidiaries, has a 28 percent non-operating interest in a project to produce natural gas from the Yadana field, offshore Myanmar in the Andaman Sea, and transport it by pipeline to Thailand for power generation. Yadana is the first cross-border energy project in Southeast Asia.

The Yadana project included development of the Yadana field (four offshore platforms with 14 wells) and construction of a pipeline extending from the offshore field across Myanmar's remote southern panhandle to Ban-I-Trong at the Myanmar-Thailand border.

The gas will be used to fuel a 2,800-megawatt power plant currently under construction and to be operated by the Electric Generating Authority of Thailand at Ratchaburi, located southwest of Bangkok. Limited production began in 1998 and is expected to increase in 1999. Commercial production is beginning later than originally expected due to construction delays at the power plant.

Vietnam

The company has tested a significant gas discovery in its first exploration well on Block B offshore southwestern Vietnam. In 1998, two drill stem tests on the exploration well, B-KL-1X, yielded a combined rate of 52.9 million cubic per day of gas on the Kim Long prospect. Block B, which contains identified natural gas prospects, covers more than 1.3 million acres. Unocal has a 45 percent working interest and is operator.

In 1998, the company increased its acreage position in the Vietnam portion of the Gulf of Thailand. The company signed an agreement with PetroVietnam, the Vietnam government's oil and gas company, to acquire more than two million acres directly north of Block B. The company also acquired exclusive negotiating rights to Block 52/97, south of Block B, on the Vietnam side of the Thai-Vietnam overlap area in the Gulf of Thailand.

Canada

The company exchanged most of its Alberta, Canada, exploration and production assets for shares of common stock and debentures of Tarragon, which were subsequently converted into cash as a result of a tender offer by USX-Marathon. The company retained its interests in the Aitken Creek Gas Storage Project in British Columbia, the Cal Ven Pipeline, and oil and gas producing properties located in Southwest Saskatchewan.

The Netherlands

Average gross oil production in 1998 was approximately eight thousand barrels per day. Unocal also produced an average 46 million cubic feet of natural gas per day from the L11/B and Halfweg fields. In total, the company has interests in seven producing fields.

Azerbaijan

Unocal has a ten percent working interest in the Azerbaijan International
Oil Company (AIOC) consortium that is developing offshore oil reserves in the Caspian Sea from the Azeri and Chirag fields and the deepwater portions of the Gunashli field. In 1998, AIOC averaged 48 thousand gross barrels of oil per day of early production through the northern pipeline route, which connects in Russia to an existing pipeline system. A western pipeline route from Baku through Georgia to the Black Sea is now operating.

Yemen

The company has been involved in oil exploration in Yemen since 1987 when the company signed the East Shabwa Production Sharing Agreement (PSA) with its co-venturers and the government of Yemen. Gross production started from the East Shabwa PSA in December 1997, and averaged 16 thousand barrels of oil per day in 1998. Unocal is a non-operator with 28.57 percent working interest.

Democratic Republic of Congo

The company has been active in the Democratic Republic of Congo (formerly Zaire) since 1984 when the company acquired a 17.72 percent non-operating working interest in the rights to explore and produce hydrocarbons in the entire offshore area of the country. Gross production averaged about 20 thousand barrels of oil per day from seven producing fields in 1998.

Gabon

Unocal is a member of the Vanco Gabon Group, a consortium of French and U.S. oil and gas exploration companies that has entered into production-sharing contracts for two exploration blocks located in deep water offshore Gabon, West Africa. Unocal holds a 25 percent working interest in the venture. A 3D seismic program is scheduled to begin in 1999, followed by the drilling of several exploration wells starting in 2000.

Bangladesh

The company's involvement in the Bangladesh energy sector includes interests in two PSCs. The PSCs cover Blocks 12, 13 and 14, which total more than three million acres. The Jalalabad field is being developed on Block 13. Gas began flowing from the Jalalabad field in February 1999 and will soon increase to 100 million cubic feet per day. The company has a 50 percent working interest in these blocks.

The Bibiyana field, a major new gas field located on Block 12, was discovered in the summer of 1998. The Bibiyana discovery is currently being delineated and appraisal work will continue throughout 1999.

Brunei

In 1997, the company signed a farm-in agreement covering Blocks A and CD, offshore Brunei. One well was drilled in late 1997, and drilling is expected to resume in late 1999 or early 2000. Unocal holds a 50 percent working interest in both blocks.

Argentina

Unocal has a 47.5 percent and a 50 percent working interest in Blocks CNQ7 and CNQ7A, respectively, in the Neuquen Basin of Argentina. The company is the operator for Block CNQ7A.

The company also has a 50 percent working interest in two offshore blocks in the San Jorge Basin. In 1999, the joint venture plans to evaluate recently acquired seismic data.

India

Unocal has acquired a 26 percent equity interest in the Hindustan Oil Exploration Company (HOEC). Unocal also is evaluating the size and commercial viability of gas resources in Tripura.

Changing political climates and relationships between international oil companies and host governments in the above-mentioned countries and other parts of the world, including changes in posted or tax-reference prices for crude oil, increases in tax rates (sometimes retroactive) and demands for increased participation in the ownership of operations, could lead to changes in the status of Unocal's exploration and production activities in these and other foreign countries during the coming years. In addition, circumstances could arise that may have a material adverse impact on the company's future operations. These circumstances may include, but not be limited to, further devaluation of Asian currencies, decreased demand for energy products in areas where the company has operations, civil unrest, increased inflation and any prolonged international economic slowdowns.

                CRUDE OIL AND NATURAL GAS MARKETING AND TRADING

The company formed the Global Trade segment to consolidate its worldwide crude oil, condensate and natural gas marketing and trading and commodity risk management activities. Most of the company's United States crude oil and natural gas production is sold to the Global Trade segment. Global Trade also purchases crude oil, condensate and natural gas from the company's joint venture partners, royalty owners and other unaffiliated oil and gas producers for resale.

Effective January 1, 1999, the Pipelines business unit, previously part of the Diversified Business segment, and the Global Trade segment were combined into a new organization. This new organization will help the company compete more effectively in the midstream sector by bringing the company's energy trading, risk management, and asset optimization skills under a single management structure. Global Trade is responsible for trading and marketing most of the company's crude oil and gas production worldwide as well as managing the pipeline and midstream assets. Global Trade also supports the New Ventures group through a newly formed International Gas Marketing Group, which will focus on adding value in new markets where the company has or is developing a presence, and in the company's fuel management and international pipeline support activities.

                        GEOTHERMAL AND POWER OPERATIONS

Unocal is a producer of geothermal energy, with more than 30 years experience in geothermal resource exploration, reservoir delineation, and management. Unocal also has proven experience in planning, designing, building and operating private power projects and related project finance and economics.

The company operates major geothermal electricity projects at Tiwi and Mak-Ban in the Philippines, Gunung Salak in Indonesia, and The Geysers in Santa Rosa, California. In January 1999, the company reached an agreement to sell its interest in a geothermal steam venture at The Geysers in Northern California for $101 million. The transaction is expected to close by the end of the first quarter of 1999.

Philippine Geothermal, Inc. (PGI), Unocal's Philippine subsidiary, entered into a provisional agreement with National Power Company of the Philippines (NPC) as a result of arbitration over the service contract renewal. This provisional agreement was in effect until December 31, 1997, when the arbitration court issued an interlocutory order requiring both parties to maintain status quo beyond December 31, 1997. On June 22, 1998, PGI entered into an interim service agreement with NPC with terms similar to the previous provisional agreement signed in September 1996 respecting the status quo. For as long as the parties are negotiating in good faith, the term of the interim service agreement is open-ended. The term will end six months after either NPC or PGI resumes its arbitration or court cases. NPC and PGI continue to negotiate in good faith for a possible settlement.

The company's geothermal reserves and operating data are summarized below:

                                                                                     1998               1997               1996
---------------------------------------------------------------------------------------------------------------------------------
Net proved geothermal reserves at year end: (a)
   billion kilowatt-hours                                                            157                149                155
   million equivalent oil barrels                                                    235                223                232
Net daily production
   million kilowatt-hours                                                             21                 18                 18
   thousand equivalent oil barrels                                                    32                 27                 26
Net geothermal lands in thousand acres
   proved                                                                             20                 16                 16
   prospective                                                                       338                384                384
Net producible geothermal wells                                                      287                241                208
---------------------------------------------------------------------------------------------------------------------------------

(a)  Includes reserves underlying a service fee arrangement in the Philippines.


                           DIVERSIFIED BUSINESS GROUP

Agricultural Products

Unocal is a major manufacturer and marketer of nitrogen-based fertilizers serving the western United States and southeast Asian markets. The company's primary fertilizer manufacturing plants, located in Kenai, Alaska, supply nitrogen-based ammonia and urea fertilizer products to export markets in southeast Asia and to Unocal's West Coast U.S. terminals. Natural gas from the company's southern Alaska operations is the feedstock for the Kenai facilities. The company also produces ammonia at its Finley, Washington, facility and manufactures upgraded nitrogen-based fertilizer products at its Kennewick, Washington, and West Sacramento, California, facilities.

Carbon and Minerals

The Carbon and Minerals business unit produces and markets petroleum coke, graphites, and specialty minerals.

Green petroleum coke, a by-product of refining operations, is calcined for use in aluminum production and other industrial applications. Green coke is also sold in the United States and overseas as fuel. A calcining plant, owned and operated by a subsidiary of the company, is located adjacent to the Citgo refinery in Lemont, Illinois.

The company owns a 75 percent interest in The Needle Coker Company. The operation produces calcined needle coke at facilities also adjacent to the Citgo refinery. Needle coke is a high quality petroleum coke used to make graphite electrodes for the production of steel in electric arc furnaces.

Through its wholly-owned subsidiary, Poco Graphite, Inc., the company manufactures premium graphite and silicon carbide materials for use in electrodes, semiconductors, biomedical products, and other advanced technologies.

Unocal's mineral operations are carried out by Molycorp, Inc., a wholly-owned subsidiary. Molycorp mines, processes, and markets lanthanide and molybdenum products. Its mines are located in Mountain Pass, California and Questa, New Mexico. Molycorp also has an interest in Companhia Brasileira de Metalurgia e Mineracao, a niobium operation in Brazil.

Due to persistent low lanthanide prices, a temporary suspension of all mining and manufacturing operations occurred at the Molycorp's Mountain Pass, California facilities in 1998. The suspension of operations will last until prices improve and resolution of certain regulatory and legal issues occurs.

Also, due to the low molybdenum prices realized during the second half of 1998, operations at Molycorp's Questa, New Mexico, molybdenum facility were partially curtailed in January 1999. The mining operations are planned to continue at a reduced rate with the mill operating periodically, as deemed necessary, to maintain inventory levels to meet customer demands. This operating plan will continue until prices improve enough to support full-time operations.

Pipelines

The Pipelines business unit principally includes the company's equity interests in petroleum pipeline companies and wholly-owned pipeline systems throughout the United States.

Included in Unocal's pipeline investments is the Colonial Pipeline Company, in which the company holds a 20.75 percent equity interest. The Colonial Pipeline system runs from Texas to New Jersey and transports a significant portion of all petroleum products consumed in its 13-state market area. Also included is the Unocal Pipeline Company, a wholly-owned subsidiary of Unocal, which holds a 1.36 percent participation interest in the TransAlaska Pipeline System (TAPS). TAPS transports crude oil from the North Slope of Alaska to the port of Valdez in Alaska. In addition, the company holds a 27.75 percent interest in the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile. In December 1998, the company sold its 9.078 percent interest in the Canadian Alliance Pipeline project.

                                  COMPETITION

The energy resource industry is highly competitive. As an independent oil and gas company, Unocal competes against integrated companies, independent companies and individual producers and operators for finding, developing, producing, transporting, marketing, and trading oil and gas resources. The company believes that it is in a position to compete effectively. Competition occurs in bidding for United States prospective leases or international exploration rights, acquisition of geological, geophysical and engineering knowledge, and the cost-efficient exploration, development, production, transportation, and marketing of oil and gas. The future availability of prospective United States leases is subject to competing land uses and federal, state and local statutes and policies. The principal factors affecting competition for oil and gas are sales prices, demand, worldwide production levels, alternative fuels and government and environmental regulations. The company's geothermal and power operations are in competition with producers of other energy resources.

                                   EMPLOYEES

As of December 31, 1998, Unocal had 7,880 employees down from 8,394 in 1997. Of the total Unocal employees at year-end 1998, 575 were represented by various U.S. labor unions.

                            GOVERNMENT REGULATIONS

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

The company has been a party to a number of administrative and judicial proceedings under federal, state and local provisions relating to environmental protection. These proceedings include actions for civil penalties or fines for alleged environmental violations, permit proceedings including hearing requests into the issuance or modification of National Pollution Discharge Elimination System (NPDES) permits, requests for temporary variances from air pollution regulations for manufacturing and/or production facilities, and similar matters.

For information regarding the company's environment-related capital expenditures, charges to earnings and possible future environmental exposure, see Item 3 - Legal Proceedings below, the Environmental Matters section of Management's Discussion and Analysis in Item 7 of this report on pages 35 through 38 and notes 16 and 17 to the consolidated financial statements in Item 8 of this report on pages 65 and 66.

ITEM 3 - LEGAL PROCEEDINGS

There is incorporated by reference the information regarding environmental remediation reserves in note 16 to the consolidated financial statements in Item 8 of this report on page 65, the discussion thereof in the Environmental Matters section of Management's Discussion and Analysis in Item 7 of this report on pages 35 through 38, and the information regarding certain legal proceedings and other contingent liabilities in note 17 to the consolidated financial statements in Item 8 of this report on pages 65 and 66. Information with respect to certain additional legal proceedings is set forth below:

General

1. In April 1995, Atlantic Richfield Company (Arco), Chevron U.S.A., Inc., Exxon Corporation, Mobil Oil Corporation, Shell Oil Products Company and Texaco Refining and Marketing, Inc., filed a lawsuit against the company in the U.S. District Court for the Central District of California regarding U.S. Letters Patent No. 5,288,393 issued to the company containing several patent claims for the composition of reformulated gasolines (Atlantic
                                                                  --------
     Richfield Company, et al. v. Unocal
     -----------------------------------

     Corporation, et al., No. CV-95-2379-RG). The plaintiffs alleged that the
     ------------------
     company's patent was invalid and unenforceable. In the first phase of the trial, the jury, in October 1997, upheld all of the claims of the patent and found that Arco and the five other oil companies had infringed the patent with respect to approximately 29 percent, or 1.2 billion gallons, of the gasolines produced by them for California markets during the five-month period ended July 31, 1996. In the subsequent damage phase, the jury, in November 1997, awarded the company 5.75 cents per infringing gallon, or $69 million for the five-month period. Following a third phase of the trial, the court, in August 1998, found that the company had not engaged in alleged "inequitable conduct" in obtaining the patent, with the result that the patent is valid and enforceable. In September 1998, the court entered a judgment in favor of the company against the six oil companies for $84 million, including interest and attorneys' fees. The court also ordered an accounting for infringement by the companies since July 1996, but stayed the order pending appeal of the judgment. In October 1998, the companies appealed to the Federal Circuit Court of Appeals in Washington, D.C.

     In a related matter, Talbert Fuel Systems Patents Company (Talbert) filed suit against the company in January 1998, in the U.S. District Court for the Central District of California, alleging that Talbert had a prior patent covering reformulated gasolines (Talbert Fuel Systems Patents
                                             ----------------------------
     Company v. Unocal Corp., Union Oil Company of California and Tosco
     ------------------------------------------------------------------
     Corporation, CV-98-0412).  The suit seeks to have Unocal's Patent No.
     -----------
     5,288,393 invalidated as interfering with Talbert's prior patent and seeks damages for the company's alleged infringement for the period through March 1997. In December 1998, the court dismissed Talbert's interference claim.

2. In October 1995, the State of Texas and several individuals filed a class action lawsuit in the District Court of Lee County, Texas (State of Texas,
                                                                ---------------
     et al. v. Amerada Hess Corporation, et al.), alleging that the defendants,
     -------------------------------------------
     including the company, had engaged in a conspiracy to fix posted prices for crude oil at artificially low levels and had also discriminated against the class of Texas royalty owners by purchasing oil "attributable" to the plaintiff class at prices lower than the prices realized by the defendants for their own production from the same fields. Since that time, the company has been named a defendant in ten additional class action lawsuits alleging oil royalty and working interest underpayments. Eight of these cases were filed in federal courts in Alabama, Louisiana, Mississippi, and Texas and subsequently were transferred by The Multi-District Panel to the U.S. District Court for the Southern District of Texas, Corpus Christi Division, as MDL-1206. The other three cases remain on file in state courts in Alabama and Texas.

     As a group, the lawsuits allege that crude oil postings have been lower than true value and assert claims of breach of contract, fraud, conversion, and violations of federal and state antitrust laws and the federal Racketeer Influenced and Corrupt Organizations (RICO) statute. Putative state-wide and nation-wide class representatives seek recovery of unspecified actual and punitive damages, including treble damages for antitrust and RICO violations from 1986 forward, as well as attorneys' fees and costs.

     In December 1998, the company and twenty-five other oil companies signed a supplement to a previously announced settlement agreement in one of the above-described federal lawsuits (The McMahon Foundation, et al. v. Amerada
                                       -----------------------------------------
     Hess Corporation, et al., in the U.S. District Court for the Southern
     ------------------------
     District of Texas). Under this supplemental agreement, the defendants agreed to pay $164 million to settle all private non-state-wide-entity oil royalty and working interest claims nation-wide. In December 1998, the settlement was given preliminary approval by the court. Final approval is scheduled for consideration in April 1999. Except as noted below, if finally approved, the settlement will bring to an end all of the class action litigation described above. The company is aware, however, that some royalty and working interest owners could elect to opt out of the settlement.

     One of the lawsuits (The State of Texas et al v. Amerada Hess Corporation,
                          -----------------------------------------------------
     et al., in the 53rd District Court of Travis County, Texas), alleges that
     ------
     the underpayment of royalties constituted a violation of the Texas Common Purchaser Act and seeks recovery of monetary penalties in an unspecified amount on behalf of the State of Texas and a state-wide class of private royalty owners. These claims have been excluded from the claims settled in the McMahon action. The company is vigorously contesting these claims.
     -------

     In litigation related to the above-described posted price class actions, various state taxing authorities are pursuing attempts to collect additional severance taxes on the theory that oil companies have undervalued the crude oil they produced within those states. To date, two states have initiated lawsuits. (State of Louisiana and Secretary of the
                                       ---------------------------------------
     Department of Revenue and Taxation v. Union Oil Company of California, in
     ----------------------------------------------------------------------
     the Fifteenth Judicial Court of Lafayette Parish, Louisiana; and State of
                                                                      --------
     Alabama and State of Alabama Department of Revenue v. Amerada Hess
     ------------------------------------------------------------------
     Corporation, et al., in the Circuit Court of Mobile County, Alabama.)  The
     --------------------
     company believes it has paid all state severance tax obligations correctly and is vigorously contesting these lawsuits. In the Alabama proceeding, the trial judge recently granted the defendants' motion to dismiss for the State of Alabama's failure to follow Alabama laws pertaining to assessment and collection of state taxes. The company has been informed the State of Alabama intends to appeal this dismissal.

3. The U.S. Department of Interior Minerals Management Service (MMS) announced in July 1996 that it would pursue claims against several oil companies for their alleged underpayment of royalties for crude oil produced from federal leases in California covering the period from 1980 forward. Following that announcement, the company has received from the MMS three orders to pay additional royalties, penalties and interest, covering periods from January 1980 through April 1996 and totaling in excess of $75 million. The company vigorously disputes the validity of these orders and is pursuing appropriate administrative appeals. In January 1999, the company filed an action in the U.S. District Court for the Northern District of Oklahoma

     (Union Oil Company of California v. Bruce Babbitt, et al.) seeking a
     ----------------------------------------------------------
     declaratory judgment that the applicable statute of limitations bars amounts claimed by the MMS for periods prior to July 22, 1991.

4. In March 1998, the company was served with a lawsuit brought by private plaintiffs on behalf of the United States against the company and numerous other oil companies (United States, ex rel. Johnson v. Shell Oil Company
                          ----------------------------------------------------
     et al., in the U.S. District Court for the Eastern District of Texas,
     -------
     Lufkin Division). The lawsuit alleges intentional underpayment of royalties for oil produced from federal and Indian land leases in violation of the federal False Claims Act (FCA) from 1986 forward. The plaintiffs seek recovery of unspecified monetary damages, to be trebled as provided by the FCA, plus attorneys' fees and civil penalties authorized by the act.
     On February 12, 1999, the U.S. Department of Justice intervened in the lawsuit by filing an amended complaint naming the company. The Department had previously intervened against a number of other defendants. The company believes its royalty payments on federal and Indian land leases have been made correctly. Accordingly, it does not believe it engaged in conduct that violated the FCA and is vigorously contesting this lawsuit.

5. The company was recently made aware that it has been named a defendant in two additional FCA proceedings brought by private plaintiffs on behalf of the United States alleging underpayment of royalties on natural gas production from federal and Indian land leases since the mid-1980's. The first action (United States, ex rel. Harrold E. (Gene) Wright v. Amerada
                   ----------------------------------------------------------
     Hess Corporation, et al., in the U.S. District Court for the Eastern
     -------------------------
     District of Texas, Lufkin Division) was filed in August 1996 against the company and 130 other energy industry companies and seeks damages collectively from all defendants of $3 billion, which, to the extent awarded, would be trebled under the FCA. The second action (United States,
                                                                  --------------
     ex rel. Jack Grynberg v. Unocal, in the U.S. District Court for the
     --------------------------------
     District of Wyoming) was filed in September 1997, as one of 77 separate cases filed by the plaintiff, and seeks damages of approximately $200 million from the company, which, to the extent awarded, would be trebled under the FCA. To date, the U.S. Department of Justice has not elected to intervene in either action. The company believes the allegations are without merit and intends to vigorously defend both cases.

6. Since December 1997, the company has received from the MMS a number of notices of Preliminary Determination of Underpaid Royalties in connection with various gas contract settlements entered into by the company during the period 1984 through 1992. The total amount of the alleged underpaid royalties, together with interest, claimed by the MMS totals approximately $35 million.

7.   In June 1996, the case captioned Aguilar, et al. v. Atlantic Richfield, et
                                      -----------------------------------------
     al. (Civil No. 00700810), was filed in the California Superior Court for
     ------------------------
     San Diego County against nine California oil companies, including the company, which refined and marketed Phase 2 gasoline mandated by the California Air Resources Board (CARB). The plaintiffs allege that the defendants conspired to limit the supply and increase the price of CARB gasoline in violation of California antitrust and unfair competition laws. The plaintiffs seek treble damages and injunctive relief on behalf of all purchasers of CARB gasoline at retail since March 1, 1996. In May 1997, the court certified the case as a class action. In October 1997, the court granted the defendants' motion for summary judgment. However in January 1998, the court granted the plaintiffs' motion for a new trial, effectively reversing the earlier grant of summary judgment. The company and its co-defendants have appealed to the California Court of Appeals the court's orders which certified the class and granted a new trial.

     In February 1998, Unocal and the co-defendants in Aguilar were served with
                                                       -------
     a new action in the U.S. District Court for the Southern District of California (Gilley, et al. v. Atlantic Richfield, et al., Case No. 98 CV
                 --------------------------------------------
     0123 BTM (RRB). This case was filed on behalf of a purported class consisting of lessee gasoline dealers who purchased gasoline at the wholesale level from the defendants during the period from January 1, 1996 to the present. The complaint alleges that Unocal and the co-defendants conspired to restrict the supply of CARB gasoline in violation of the Sherman Act, 15 U.S.C. Section 1. This case is also being vigorously defended.

8. In September 1996, a criminal investigation was commenced by the Office of the District Attorney of San Bernardino County, California (District Attorney), arising from wastewater pipeline incidents occurring at the Mountain Pass, California, lanthanide facility of the company's Molycorp, Inc., subsidiary in July and August 1996. Molycorp has been engaged in extensive settlement negotiations with the District Attorney in an effort to achieve an appropriate civil resolution of this matter.

     In May 1998, the District Attorney filed a civil complaint against Molycorp in the California Superior Court for San Bernardino County - Barstow Division for alleged violations of California's Proposition 65 law and Hazardous Waste Control law (People of the State of California v. Molycorp,
                                 -----------------------------------------------
     Inc., No.  BCV 03740).  In July 1998, an amended complaint was filed,
     ----
     withdrawing the Hazardous Waste Control Law cause of action. The complaint is now limited to alleged violations of Proposition 65. Molycorp filed its answer to the complaint in September 1998.

9. The company is a defendant in a lawsuit, filed in October 1996, by anonymous representatives purportedly on behalf of an alleged class of plaintiffs consisting of all residents of the Tenasserim region of Myanmar allegedly affected by alleged acts of mistreatment and forced labor by the government of Myanmar allegedly in connection with the construction of the Yadana natural gas pipeline, which transports natural gas from fields in the Andaman Sea to Thailand through a pipeline crossing Myanmar (John Doe
                                                                      --------
     I, et al. v. Unocal Corp., et al., in the U.S. District Court for the
     ----------------------------------
     Central District of California, Civil No. 96-6959-RAP). Other named defendants included the French oil company Total S.A., John F. Imle and Roger C. Beach.

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

     In March and April 1997, the court granted in part and denied in part the company's motion to dismiss the action. In its answer to an amended complaint, the company denied that it was either properly named as a party or subject to joint venture, partnership or other liability with respect to the Yadana pipeline. In January 1998, the court heard argument on the class certification question and took the matter under advisement. In February 1998, the court denied the plaintiffs' motion for a preliminary injunction. In November 1998, the court dismissed Total as a defendant, finding that it lacked jurisdiction over that company.

     The company has also been served with a lawsuit, filed in September 1996, making similar claims but without the class action allegations (National
                                                                    ---------
     Coalition Government of the Union of Burma, et al. v. Unocal Inc. and the
     -------------------------------------------------------------------------
     Yadana Natural Gas Project, in the U.S. District Court for the Central
     --------------------------
     District of California, Civil No. 96-6112-RAP).

     The court, in November 1997, granted in part and denied in part the company's motion to dismiss the action. Among other things, the court's order dismissed the National Coalition Government of the Union of Burma as a plaintiff in the action. The remaining plaintiffs thereafter filed a second amended complaint. In its answer, the company denied that it was either properly named as a party or subject to joint venture, partnership or other liability with respect to the Yadana pipeline. In March 1998, the court entered an order dismissing the Federation of Trade Unions of Burma as a plaintiff. The remaining plaintiffs have recently filed a motion to amend further their complaint, seeking to dismiss certain individual plaintiffs, add other individual plaintiffs and allege with greater detail the relationship between Unocal and certain of its subsidiaries.

10. In August 1998, a jury hearing the Group 5 trial in Judicial Council Coordination Proceedings No. 2967 (Lockheed Litigation Cases, in the
                                        -------------------------
     California Superior Court for Los Angeles County) awarded approximately $760 million in punitive damages against five defendants, including the company. The company's share of the award was $81.3 million. The defendants supplied petrochemicals to the former Lockheed Corporation "Skunkworks" plant in Burbank, California. The Group 5 trial involved 42 current and former employees of Lockheed who claimed personal injuries as the result of exposure to these chemicals. In the compensatory damage phase of the trial, the company was found liable to eight plaintiffs for a total of approximately $750,000 as a consequence of its delivery of two drums of naphtha to the plant in 1984. In November 1998, the court reduced the punitive damages award by 50 percent. The company and the other defendants are appealing the judgment to the California Court of Appeal. The company is highly confident that the punitive damage award will be substantially reduced or completely reversed.

11.  In October 1998, the Attorney General of Hawaii filed an action (Bronster
                                                                      --------
     (State of Hawaii) v. Unocal, et al., in the U.S. District Court for the
     ------------------------------------
     District of Hawaii) on behalf of both the people of Hawaii and the state itself against the company and six other major Hawaii oil refiners. The complaint alleges that the defendants conspired to restrict the production and fix the price of gasoline in violation of the federal Sherman Act and various state laws. The state seeks damages in an amount exceeding $150 million covering a period starting in 1995, together with civil penalties in excess of $70 million. If liability were established, the company would be jointly and severally liable for any damages awarded. If a Sherman Act violation were found, any damages awarded would be trebled and attorneys' fees and costs would also be awarded. Any such damages would be allocated among the defendants according to their respective market shares.

     The company and its co-defendants believe that there is no merit to the Attorney General's claim that there was a conspiracy to fix prices or restrict the supply of gasoline. Moreover, even if such an agreement did exist among some of the defendants, the company believes that there is no evidence linking it to such an agreement. Further, the company believes that the sale of its marketing and refining assets to Tosco Corporation in March 1997 would be deemed to constitute an effective withdrawal from any alleged conspiracy. Pretrial discovery has commenced.

12. In October 1998, a purported class action was filed by direct and indirect purchasers of diesel fuel in the state of California from March 19, 1996, through December 1997, against the company and eight other major California oil refiners (Cal-Tex Citrus Juice, et al. v. Unocal, et al., in the
                   -----------------------------------------------
     California Superior Court for Sacramento County). The complaint alleges that the defendants conspired to restrict the production and fix the price of CARB diesel fuel in violation of the California Cartwright and Unfair Competition Acts. The total amount of damages sought by the plaintiffs is unknown. If liability were established, the company would be jointly and severally liable for any damages awarded. Any such damages would be trebled if a Cartwright Act violation were found and attorneys' fees and costs would also be recoverable. Fluid recovery and cy pres restitution would be available under the Unfair Competition Act if a violation of that act were found. Any damages awarded would be allocated among the defendants according to their market shares.

     The company and its co-defendants believe that there is no merit to the plaintiffs' claim that there was a conspiracy to fix prices or restrict the supply of CARB diesel fuel. Moreover, even if such an agreement did exist among some of the defendants, the company believes that there is no evidence linking it to such an agreement. Further, the company believes that the sale of its marketing and refining assets to Tosco Corporation in March 1997 would be deemed to constitute an effective withdrawal from any alleged conspiracy. Pretrial discovery has commenced.

Certain Additional Environmental Matters Involving Possible Civil Penalties

13.  In June 1997, the State of Arizona filed a lawsuit against the company

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

14. The South Coast Air Quality Management District (SCAQMD) has notified the company concerning past Notices of Violation and emission fees that remain outstanding regarding the company's former Los Angeles Refinery Wilmington and Carson Plants (which were subsequently sold to Tosco Corporation in March 1997). In the aggregate, penalties concerning these matters could exceed $100,000. The company is working with the SCAQMD towards a resolution of these matters.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None.



EXECUTIVE OFFICERS OF THE REGISTRANT

Name, age and present
positions with Unocal                                                 Business experience
------------------------------------------------------------------------------------------------------------------
ROGER C. BEACH, 62                            Mr. Beach has been Chairman of the Board since 1995 and Chief
Chairman of the Board and Chief               Executive Officer since 1994.  He served as President and Chief
Executive Officer                             Operating Officer from 1992 to 1994.
Director since 1988
Chairman of Executive Committee and
Board and Company Management Committees
------------------------------------------------------------------------------------------------------------------
JOHN F. IMLE, JR., 58                         Mr. Imle has been Vice Chairman of the Board since March 3, 1999.
Vice Chairman of the Board                    He served as President from 1994 to March 1999.  From 1992 to 1994,
Director since 1988                           he served as Executive Vice President and President of the Energy
Member of Board and Company                   Resources Division, which encompassed the company's worldwide oil,
Management Committees                         gas, and geothermal businesses.
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
TIMOTHY H. LING, 41                           Mr. Ling has been Executive Vice President, North American Energy
Executive Vice President,                     Operations, since March 3, 1999, and Chief Financial Officer since
and North American Energy Operations,         October 1997.  He was a partner of McKinsey & Company, Inc.
Chief Financial Officer                       (McKinsey) from 1994 to October 1997 and an employee of the firm
Member of Company Management Committee        from 1989 to 1994.  From 1990 to 1997, Mr. Ling was a leader of the
                                              McKinsey consulting team working with the company, focusing on development of the company's new corporate strategies and the improvement of the company's asset and growth portfolios.
------------------------------------------------------------------------------------------------------------------
CHARLES R. WILLIAMSON, 50                     Mr. Williamson has been Executive Vice President, International
Executive Vice President,                     Energy Operations, since March 3, 1999.  He served as Group Vice
International Energy Operations               President, Asia Operations, from February 1998 to March 1999,
Member of Company Management Committee        having previously served as Group Vice President, International
                                              Operations, since 1996.  He was Vice President, Planning and
                                              Economics, from 1995 to 1996 and served as Vice President,
                                              Technology, from 1992 to 1994.
------------------------------------------------------------------------------------------------------------------
L. E. (ED) SCOTT, 56                          Mr. Scott has been Group Vice President of the company's
Group Vice President,                         Diversified Business Group since 1994.  From 1990 to 1994, he was
Diversified Business Group                    Vice President, Petroleum Supply and Transportation.
------------------------------------------------------------------------------------------------------------------
DENNIS P.R. CODON, 50                         Mr. Codon has been Vice President, Chief Legal Officer and General
Vice President, Chief Legal Officer           Counsel since 1992.  He also served as Corporate Secretary from
and General Counsel                           1990 to 1996.
------------------------------------------------------------------------------------------------------------------
JOE D. CECIL, 50                              Mr. Cecil has been Vice President and Comptroller since December
Vice President and Comptroller                1997.  From March 1997 to December 1997, Mr. Cecil was Comptroller
                                              of International Operations.  He was Comptroller of the 76 Products
                                              Company from 1995 until the sale of the West Coast refining, marketing and transportation assets in March 1997.  From 1994 to
                                              1995, Mr. Cecil was Assistant Comptroller, New Ventures, and from
                                              1992 to 1994, he was Comptroller of the Energy Resources Division.
------------------------------------------------------------------------------------------------------------------
JOSEPH A. HOUSEHOLDER, 43                     Mr. Householder has been Vice President, Corporate Development
Vice President, Corporate Development, and    since December 1997, and was appointed Assistant Chief Financial
 Assistant Chief Financial Officer            Officer on March 3, 1999.  He was Vice President, Tax and
                                              Comptroller, from June 1997 until December 1997.  He was Vice
                                              President, Tax, from 1994 until 1997, and General Tax Counsel from
                                              1990 to 1994.
------------------------------------------------------------------------------------------------------------------
WILLIAM T. WILSON, 44                         Mr. Wilson was named Vice President, Commodity Trading and Risk
Vice President, Commodity Trading and Risk    Management, in September 1995, and became President of the newly
 Management, and President, Unocal Global     formed Unocal Global Trade unit in 1997.  In January 1999, the
 Trade                                        responsibility for pipelines and related midstream operations was consolidated into that unit.  Mr. Wilson joined the company in
                                              March 1995 as General Manager of Risk Management.  From 1990 to
                                              early 1995, he was employed by the British Petroleum Company in various oil and gas exploration and production management
                                              positions.  His last assignment at that company was Manager of
                                              North American Gas Marketing.
------------------------------------------------------------------------------------------------------------------

     The bylaws of the company provide that each executive officer shall hold office until the annual organizational meeting of the Board of Directors, to be held May 24, 1999, and until his successor shall be elected and qualified, unless he shall resign or shall be removed or otherwise disqualified to serve.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

----------------------------------------------------------------------------------------------------------------------------------
                                                1998 Quarters                                       1997 Quarters
                              -------------------------------------------------   ------------------------------------------------
                                1st          2nd           3rd         4th          1st         2nd         3rd          4th
                              -------------------------------------------------   ------------------------------------------------
Market price per share
 of common stock
 - High                      $ 42 1/8     $  42 1/8     $38 3/16     $     37      $45 7/8     $    44     $45 7/8      $ 45 1/4
 - Low                       $33 1/16     $34 13/16     $30 3/16     $28 5/16      $    38     $36 1/4     $36 1/8      $37 9/16
                            ---------------------------------------------------   ------------------------------------------------
Cash dividends paid per
share of common stock        $   0.20     $    0.20     $   0.20     $   0.20      $  0.20     $  0.20     $  0.20      $   0.20
-----------------------------------------------------------------------------------------------------------------------------------

Prices in the foregoing table are from the New York Stock Exchange Composite Transactions listing. On February 28, 1999, the high price per share was $ 28 1/4 and the low price per share was $27 5/8.

Unocal common stock is listed for trading on the New York, Pacific, and Chicago Stock Exchanges in the United States, and on the Stock Exchange of Switzerland. The company is in the process of delisting the common stock from the Pacific and Chicago Stock Exchanges.

As of February 28, 1999, the approximate number of holders of record of Unocal common stock was 29,329 and the number of shares outstanding was 241,518,668.

Unocal's quarterly dividend declared has been $.20 per common share since the third quarter of 1993. The company has paid a quarterly dividend for 83 consecutive years.

ITEM 6 - SELECTED FINANCIAL DATA:  see page 88.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS IF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with the historical financial information provided in the consolidated financial statements and accompanying notes, as well as the business and property descriptions in Items 1 and 2. Unless otherwise specified, the following discussion pertains to the company's continuing operations.

                              CONSOLIDATED RESULTS

Millions of dollars                                                                  1998               1997               1996
-------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before discontinued operations
     and extraordinary item                                                         $ 130              $ 669              $ 456
Less: special items (net of tax)
     Asset sales                                                                      120                 43                 70
     Asset write-downs                                                                (65)               (43)               (46)
     Bangladesh well blowout                                                            -                 (8)                 -
     Deferred tax adjustments                                                         (29)               207                  -
     Environmental and litigation provisions                                         (101)               (84)              (123)
     Insurance benefits                                                                56                  -                  -
     Restructuring costs                                                              (17)                 -                  -
     UNO-VEN restructuring                                                              -                 40                  -
     Other                                                                              -                 (1)                (7)
-------------------------------------------------------------------------------------------------------------------------------
     Total special items                                                              (36)               154               (106)
-------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings from continuing operations                              $ 166              $ 515              $ 562
===============================================================================================================================

1998 vs. 1997 - The company's 1998 adjusted after-tax earnings from continuing operations decreased $349 million, or 68 percent, as compared to 1997, primarily due to depressed worldwide crude oil and natural gas sales prices. Compared to 1997, the company's worldwide average crude oil sales price decreased by $6.04 per barrel, or 34 percent, and its worldwide average natural gas sales price decreased by $.32 per thousand cubic feet, or 14 percent. Also contributing to the decline in adjusted after-tax earnings were lower agricultural products sales prices, lower United States natural gas and crude oil production, increased United States dry hole expense, and higher current taxes in Thailand primarily related to foreign currency fluctuations. Partially offsetting these negative factors was lower worldwide depreciation expense.

1997 vs. 1996 - The 1997 after-tax earnings from continuing operations reflected a lower average worldwide crude oil sales price and decreased United States crude oil and natural gas production. In addition, the 1997 results were impacted by higher worldwide exploration expense, higher international depreciation and substantially lower average sales prices for agricultural products. These conditions were partially offset by a higher average worldwide natural gas sales price, increased international crude oil and natural gas production, and lower interest expense.

Revenues

1998 vs. 1997 - The company's 1998 revenues decreased $585 million from 1997, principally due to lower worldwide crude oil and natural gas sales prices.
Lower agricultural products sales prices and decreased United States natural gas and crude oil production also contributed to the decline. Partially offsetting the decrease were increased activities related to the marketing and trading of crude oil, condensate and natural gas, increased natural gas production in the Far East, increased crude oil sales in Indonesia, Azerbaijan and Yemen, gains on certain international and United States asset sales, and a global insurance recovery related to past environmental remediation issues.

1997 vs. 1996 - In 1997, higher revenues primarily were due to increased activities related to the marketing and trading of crude oil, condensate and natural gas. Also contributing to increased revenues were higher affiliate earnings, higher average worldwide natural gas prices, increased international crude oil and natural gas production and transactions related to the UNO-VEN restructuring. Partially offsetting these positive factors were lower United States crude oil, condensate and natural gas production and lower average worldwide crude oil and condensate prices.

Costs and Other Deductions

Millions of dollars                                                                  1998                1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
Pre-tax costs and other deductions:
Crude oil, natural gas and product purchases                                       $2,165             $2,246             $1,502
Operating expense                                                                   1,352              1,389              1,386
Special items:
   Environmental and litigation provisions                                           (170)              (135)              (196)
   Other                                                                               (5)                 -                (11)
                                                                      -------------------------------------------------------------
       Adjusted crude oil, natural gas and product
            purchases and operating expense                                        $3,342             $3,500             $2,681
-----------------------------------------------------------------------------------------------------------------------------------
Selling, administrative and general expense                                        $  136             $  107             $  151
Special item:
   Restructuring costs                                                                (27)                 -                  -
                                                                      -------------------------------------------------------------
       Adjusted selling, administrative and general expense                        $  109             $  107             $  151
-----------------------------------------------------------------------------------------------------------------------------------
Depreciation, depletion and amortization                                           $  867             $  962             $  914
Special item:
   Asset write-downs                                                                  (95)               (69)               (75)
                                                                      -------------------------------------------------------------
      Adjusted depreciation, depletion
           and amortization expense                                                $  772             $  893             $  839
-----------------------------------------------------------------------------------------------------------------------------------
Dry hole costs                                                                     $  184             $  110             $  139
-----------------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                   $  177             $  183             $  279
-----------------------------------------------------------------------------------------------------------------------------------


1998 vs. 1997 - Crude oil, natural gas and product purchase expenses were lower in 1998 principally due to lower worldwide commodity prices. Partially offsetting this decrease was increased activities related to the marketing and trading of crude oil, condensate, and natural gas by the company's Global Trade group.

Dry hole costs increased 67 percent over the 1997 amount due to the company's expanded exploratory drilling program in 1998, which focused primarily on the onshore Gulf Coast and offshore Gulf of Mexico areas.

1997 vs. 1996 - In 1997, higher adjusted crude oil, natural gas and product purchases were primarily due to marketing activities by the company's Global Trade group and by transactions related to the UNO-VEN restructuring. Lower dry hole costs during 1997 were due to delays in exploratory drilling. Decreased interest expense in 1997 was the result of lower debt and increased capitalized interest.

Restructuring Costs

In response to depressed commodity prices, the company adopted a restructuring plan during the fourth quarter of 1998 that resulted in the accrual of a $17 million after-tax restructuring charge. This amount included the estimated costs of terminating approximately 475 employees. The plan involves the suspension of mining and manufacturing operations at the Mountain Pass, California, lanthanide facility, a change in mining operations at the Questa, New Mexico, molybdenum facility, the withdrawal from non-strategic activities in Central Asia and a reduction in activities of various business units.

The restructuring charge was recorded in aggregate in Corporate and Unallocated. Approximately $4 million and $7 million of the after-tax charge relates to the Exploration and Production and Diversified Businesses segments, respectively.

Approximately 240 of the affected employees are from the company's mining operations, 95 are from various exploration and production business units and 140 are support personnel at various locations. At December 31, 1998, approximately 210 employees were terminated or had received termination notices as a result of the plan. Cash expenditures related to the restructuring of approximately $12 million and $4 million are expected for the years 1999 and 2000, respectively.

The company expects the plan to reduce future annualized salaries and benefits by an estimated $21 million after-tax. In addition, the company is currently evaluating additional initiatives to improve the efficiency and alignment of
support services to reduce costs.   This evaluation could result in another
restructuring program in 1999.

For further information, see note 6 to the consolidated financial statements.

Discontinued Operations

In March 1997, the company completed the sale of its West Coast petroleum refining, marketing and transportation assets. The results of operations and assets of the refining, marketing and transportation segment were classified as discontinued operations. In 1996, the company reported a net loss of $420 million and, in 1997, the company reported an additional $50 million net loss on these assets. For additional information related to the discontinued operations see note 8 to the consolidated financial statements.

Extraordinary Item

In 1997, the company recorded a $38 million after-tax charge related to the purchase of approximately $507 million in aggregate principal amount of three of its outstanding issues of debt securities. For further information, see note 9 to the consolidated financial statements.

Outlook

Key issues for the company going into 1999 center around the current low commodity price environment and the economic situation in Asia.

Depressed Commodity Prices

Energy prices were severely depressed in 1998, particularly in the latter part of the year. This situation has continued into the first quarter of 1999.
These depressed prices are primarily the result of an oversupply of crude oil on world markets, a drop in demand in Southeast Asia, a warm winter in the Northern Hemisphere, and a build-up of United States natural gas inventories. The company's worldwide average crude oil price was 34 percent below the 1997 average and lower than they have been since 1986. The company's worldwide average natural gas price in 1998 was approximately 14 percent below the 1997 average.

The company believes that commodity prices will continue to be depressed in 1999. The company's annual operating plan for 1999 assumes that its average sales prices will be slightly lower than in 1998. Actual prices may differ materially, and the company may adjust its operating activities accordingly.


The company's goal is to operate in the current depressed commodity price environment without sacrificing growth. The company plans to limit capital expenditures, implement targeted cost reductions, and withdraw from or suspend projects in non-strategic or non-core areas while focussing on the highest-value growth assets and capturing value-adding opportunities. The company intends to keep the total debt-to-capital ratio in its current range. Current production levels are expected to be maintained or decline slightly.

In 1999, capital expenditures are expected to be approximately $1.0 billion, compared to a total of $1.7 billion for 1998. Spending will be focused on a project-by-project approach, with higher-return growth projects in the company's core asset areas taking precedence. Specifically, the reduction will be achieved by a reduction in Gulf of Mexico lease acquisition activity and reduced capital spending in most project areas except deepwater areas in Indonesia and in the Gulf of Mexico.

The company has also targeted $150 to $200 million in cash expense reductions for 1999. The company expects to accomplish this through lower new venture expenses as a result of a more narrow geographic focus, the deferral of geological and geophysical activities in selected areas, lower operating costs due to lower service contractor costs, and lower operating and overhead costs as a result of a reduced workforce, suspension of certain mining activities, and other cost-saving initiatives.

The company has withdrawn from or has suspended projects in Central Asia (except Azerbaijan). Under the current circumstances, the company believes that projects in these areas may have lower potential returns, heightened political risk, questionable market development, or unacceptable payout timelines and, therefore, no longer meet the company's more focused criteria for inclusion in its portfolio of higher-growth prospects.

In 1999, the company plans to focus on its highest-potential growth areas: the Gulf of Mexico, Thailand, Indonesia, Bangladesh, Brazil, and West Africa. These areas are geographically diverse but have similar geological features that the company understands well, and one which will allow the company to leverage its drilling expertise.

In a "down cycle", opportunities present themselves that would not otherwise be available. The company is looking to acquire attractive assets, but only if they complement its existing portfolio, enhance leverage in selected areas, or help build scale in places where it wants to grow. In addition, the company is evaluating opportunities to leverage its exploration acreage for swaps or farm-ins that have current production and upside growth potential.

Asian Economic Outlook

Much of the company's international activity is centered in Southeast Asia, where the company has been a major presence for more than 35 years. The region is going through a difficult economic period at this time. Since the company began investing in the region, it has weathered many economic downturns. The company believes that the governments in the region are committed to undertaking the reforms and restructuring necessary to enable their nations to recover from the current downturn. Energy development should play an important role in the region's economic recovery.

Some signs of recovery are becoming apparent in Thailand and Indonesia. Thailand's recession seems to be easing somewhat, with the baht stabilizing and interest rates coming down. The nation has worked closely with the International Monetary Fund and has shown discipline and determination in adopting economic reforms. The improved picture in Thailand is reflected in recent gross domestic product (GDP) forecasts. In 1998, Thailand's GDP declined by eight percent. A recent consensus forecast has GDP remaining flat in 1999. Forecasters predict the economy could show moderate growth as early as 2000. This should translate into growth in demand for electricity, which is key to the company's gas sales in Thailand. (For more information, please refer to the Outlook section for International Exploration and Production.)

Indonesia continues to face serious economic problems, but conditions may be stabilizing. Parliament recently passed a political reform package, and new elections are scheduled for June 1999. Indonesia recognizes that oil and gas development is critical to the nation's economic recovery. (For more information, please refer to the Outlook section for International Exploration and Production.)

                   UNITED STATES EXPLORATION AND PRODUCTION

Included in this category are Spirit Energy 76 and Alaska oil and gas operations. Spirit Energy 76 is responsible for oil and gas operations in the Lower 48 United States, with emphasis on the shelf and deepwater areas in the Gulf of Mexico and on the Permian Basin in West Texas. A substantial portion of Spirit Energy 76's crude oil and natural gas production is sold to the company's Global Trade segment. The remainder is sold under contract to third parties, sold in the spot market or, in the case of Alaska natural gas production, sold to the company's agricultural products operations.

Millions of dollars                                                                   1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings
     Spirit Energy 76                                                               $   -              $ 191              $ 276
     Alaska                                                                             6                 60                122
-----------------------------------------------------------------------------------------------------------------------------------
     Total after-tax earnings                                                           6                251                398
Less:  special items (net of tax)
     Asset sales (Spirit Energy 76) (a)                                                14                  7                 65
     Asset write-downs (Spirit Energy 76)                                             (27)               (41)               (12)
     Asset write-downs (Alaska)                                                       (12)                 -                (20)
     Litigation (Spirit Energy 76)                                                      7                  -                  -
     Other (Spirit Energy 76)                                                           -                  -                  4
-----------------------------------------------------------------------------------------------------------------------------------
     Total special items                                                              (18)               (34)                37
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings                                                         $  24              $ 285              $ 361
-----------------------------------------------------------------------------------------------------------------------------------

 (a) 1998 includes the sale of the Oklahoma oil and gas properties. 1996 includes the sale of California oil and gas properties.

1998 vs. 1997 - Adjusted after-tax earnings in 1998 decreased by 92 percent from 1997 principally due to lower average crude oil and natural gas sales prices. The average crude oil sales price declined $5.96 per barrel, or 35 percent, from 1997 while the average natural gas sales price declined $.39 per thousand cubic feet (mcf), or 17 percent. Additionally, crude oil and natural gas production declined by an average of three thousand barrels per day and 66 million cubic feet (mmcf) per day, respectively. The production declines were principally attributable to the postponement of certain development drilling projects and natural production declines. Dry hole expense increased by $58 million as a result of increased exploratory drilling activity in the Gulf of Mexico. Partially offsetting these negative factors was decreased depreciation expense.

1997 vs. 1996 - Adjusted after-tax earnings for 1997 decreased 21 percent from the 1996 results primarily due to lower crude oil, condensate and natural gas production, lower average crude oil and condensate sales prices, and higher exploration expense. During 1997, crude oil production decreased 20 percent to approximately 76 thousand barrels per day from 96 thousand barrels per day. Natural gas production decreased eight percent to 993 mmcf per day from 1,075 mmcf per day. The average crude oil sale price decreased to $17.13 per barrel in 1997 from $18.51 per barrel in 1996. Exploration expense, excluding dry hole costs, increased to $60 million in 1997 from $26 million in 1996 due to increased geological and geophysical activities in the Gulf Coast shelf and deepwater exploration areas. Partially offsetting these factors were increased average natural gas sales prices. The average natural gas sales price increased to $2.36 per mcf in 1997 from $2.27 per mcf in 1996.

Outlook

Currently, Spirit Energy 76 has more than 130 drilling prospects in the shelf inventory, which is more than double the number of prospects from two years ago. In the deepwater, the company now has interests in 213 blocks, more than a five-fold increase in just two years. Spirit Energy 76 has interests in two deepwater wells that are currently being drilled and evaluated and is expected to participate in four to six deepwater wells in 1999.

In March 1999, the company signed a letter of intent to trade most of its Rocky Mountain oil and gas assets for 5.8 million shares of Tom Brown, Inc., a domestic oil and gas exploration company, and $5 million in cash. Based upon the closing price on March 9, 1999 of Tom Brown, Inc. shares, the total value of the exchange is approximately $76 million. The stock holding in Tom Brown, Inc. is subject to certain restrictions. The exchange is expected to close in the second quarter of 1999.

To optimize the company's deepwater drilling program in the Gulf of Mexico, the company recently transferred some key employees from its highly successful Indonesian deepwater drilling team to Spirit Energy 76. The goal is to drill deepwater Gulf of Mexico wells for 50 percent of the industry's average cost.

As part of its strategy to enter the deep waters in the Gulf of Mexico, the company signed a letter agreement with Transocean Offshore, Inc. to contract for the deepwater drill ship, the Discoverer Spirit, with a minimum daily rate of $210 thousand for five years. The new drill ship will be capable of operating in water depths of up to 10,000 feet and is designed with dual drilling activity capabilities. The company is scheduled to take delivery of the drill ship in 2000. In order to accelerate the deepwater drilling program, the company also contracted the semi-submersible drilling unit, the Transocean Richardson, for six months. The first well to be drilled from the Transocean Richardson is expected to spud in April 1999.

                   INTERNATIONAL EXPLORATION AND PRODUCTION

Unocal's international operations include the company's oil and gas exploration and production activities outside of the United States. Major areas of operations include Thailand, Indonesia, Myanmar, and Azerbaijan. The company is also involved in oil and gas activities in Yemen, Canada, The Netherlands, the Democratic Republic of Congo, Bangladesh, Brunei, Gabon, India, Brazil, Argentina, and Vietnam.

Millions of dollars                                                                   1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings/(loss)
     Far East                                                                       $ 195              $ 392              $ 237
     Other                                                                             41                (45)                77
 ---------------------------------------------------------------------------------------------------------------------------------
     Total after-tax earnings                                                         236                347                314
Less:  special items (net of tax)
     Asset sales (Other) (a)                                                          101                (16)                41
     Asset write-downs (Other)                                                         (4)                (2)                 -
     Bangladesh well blowout (Other)                                                    -                 (8)                 -
     Deferred tax adjustment (Far East)                                               (20)                94                  -
     Deferred tax adjustment (Other)                                                   (9)                 -                  -
-----------------------------------------------------------------------------------------------------------------------------------
     Total special items                                                               68                 68                 41
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings                                                         $ 168              $ 279              $ 273
-----------------------------------------------------------------------------------------------------------------------------------

 (a)  The 1998 amount represents the exchange of Canadian assets for common shares and debtentures of Tarragon Oil and Gas Limited and the subsequent conversion of the Tarragon securities into cash.

In April 1998, the company received shares of common stock and debentures of Tarragon Oil and Gas Limited (Tarragon) valued at approximately $212 million for the exchange of its Alberta, Canada, exploration and production assets. In the third quarter 1998, the company converted the debentures and common stock to cash as the result of a tender offer by USX-Marathon for the purchase of Tarragon's outstanding common stock. The total after-tax gain recorded for these transactions was $101 million and the proceeds from the sale were $261 million.

1998 vs. 1997 - The 1998 adjusted after-tax earnings declined primarily due to substantially lower average sales prices for crude oil and natural gas. The average crude oil and condensate sales price decreased 34 percent to $12.04 per barrel, while the average natural gas sales price declined ten percent to $2.07 per mcf. Also contributing to the decrease in adjusted after-tax earnings were higher current taxes in Thailand primarily related to currency exchange rate fluctuations. The decrease in adjusted after-tax earnings was partially offset by higher natural gas production in Thailand and Indonesia, higher Indonesia crude oil liftings, higher crude oil production in 1998 in Azerbaijan and Yemen, and lower depreciation expense.

During 1998, average daily natural gas production increased over 1997 by five percent to 898 mmcf per day, primarily due to improved production levels in Thailand and Indonesia. Average daily crude oil and condensate production decreased eight percent to 111 thousand barrels per day primarily due to the disposition of the company's Alberta, Canada, oil and gas properties in the Tarragon transaction and natural production declines in Indonesia.

1997 vs. 1996 - International adjusted after-tax earnings increased $32 million in 1997 due primarily to increased Far East crude oil and natural gas production and a higher average natural gas sales price. Partially offsetting these positive factors were a lower average crude oil and condensate sales price and increased depreciation and exploration expenses.

In 1997, crude oil and condensate production increased to 121 thousand barrels per day from 111 thousand barrels per day. Natural gas production increased 16 percent to 855 mmcf per day from 737 mmcf per day. These positive factors were mainly the result of increased production in Indonesia and Thailand.

The average crude oil and condensate price decreased to $18.21 per barrel from $19.18 per barrel. The average natural gas sales price increased to $2.30 per mcf from $2.23 per mcf.

In 1997, exploration expense increased 30 percent as a result of the company's increased exploration programs in Indonesia, Thailand, Brunei, Azerbaijan and Bangladesh.

Outlook

Thailand

The company's Thailand operations continued its strong performance despite the Asian economic downturn. Gas demand has remained firm as Thailand continues to convert power plants that run on imported fuel oil to indigenous natural gas. This fuel switching enabled the company to maintain gross gas production at just under one billion cubic feet per day in 1998. The company's gas sales price remained relatively stable, averaging $2.11 per thousand cubic feet in 1998, but this could decline in 1999 by about ten percent.

The company expects to maintain current production levels of just under one billion cubic feet per day for the first half of 1999. The company anticipates some declines from the current production levels in the second half of the year based on forecasts of 1999 power and gas demand. The extent of the decline will depend on the timing and pace of economic recovery in Thailand, the level of additional fuel switching, and the additional production of competitive gas.
The company estimates full-year production in Thailand to fall seven to ten percent from its 1998 average, and will continue to have some volumes at risk above the contract minimums, which aggregate to approximately 740 gross mmcf per day. The Pailin field, expected to commence production in the second half of 1999, has additional separate contract minimums of approximately 330 gross mmcf per day. Longer term, the company has a positive outlook for gas sales growth as power demand increases with the economic recovery and fuel switching continues.

Indonesia

The company is optimistic about its oil and gas future growth prospects in Indonesia. The company has a substantial acreage position offshore East Kalimantan and is one of the most active explorers in the region. Nearly half of this acreage is in Indonesia's new deepwater exploration frontier where there is excellent potential. The company has also recently signed two new production sharing contracts (PSCs) for the Sangkarang and Lompa contract areas in another deepwater section of the Makassar Strait. In total, the company has interests in nearly ten million undeveloped gross acres. The company also remains optimistic due to other factors: the government of Indonesia is encouraging accelerated oil and gas development; the company's revenues remain relatively secure as most of its oil and gas production is sold to the export markets for payment in U.S. dollars; and the company's operations are located in areas that have not experienced civil unrest.

The company is preparing a development program for the deepwater West Seno oil and gas field and expects to submit its plan of development to Pertamina, the Indonesian government's oil and gas company, in the second quarter of 1999. The West Seno field is the first deepwater oil and gas field offshore East Kalimantan that the company and its partner plan to develop and one of several prospective areas on the greater Seno structure in the Kutei Basin. In addition, the company anticipates submitting a plan of development for the deepwater Merah Besar field in 1999. Production from both of these deepwater fields is expected to begin in 2001.

The company plans to continue its drilling program in the Kutei Basin throughout 1999, with 20 to 25 deepwater exploration and delineation wells. The company has also identified five attractive prospects within nine miles of the Seno discovery on the adjacent Rapak PSC area and northern portion of the Makassar Strait PSC area.

Myanmar

The company's subsidiaries are awaiting completion of the Ratchaburi power plant in Thailand for commercial production from the Yadana field to begin. The current expectation is for commercial production in the third quarter of 1999, increasing to full capacity in 2000.

The gas sales agreement with the Petroleum Authority of Thailand (PTT) includes a "Take or Pay" provision, which requires PTT to purchase a contract quantity of natural gas. Due to the delay in the completion of the Ratchaburi power plant, PTT could not meet their contract minimum volume obligation for 1998.
Therefore, the joint venture billed PTT for the 1998 "Take or Pay" obligation. Payment, which was due March 1, 1999, is currently outstanding. The joint venture partners are in discussions with PTT to resolve the "Take or Pay" issue.

Bangladesh

In northeast Bangladesh, the company and its partner are jointly exploring three blocks and developing the Jalalabad natural gas field. Gas began flowing from the Jalalabad field in February 1999 and will soon increase to 100 million cubic feet per day. The company maintains a 50 percent working interest.

The Bibiyana field, a major new gas field, was discovered in mid-1998. The Bibiyana discovery is currently being delineated and appraisal work will continue throughout 1999.

The company is looking to significantly expand its activity in Bangladesh. Last year the company submitted bids with partners on additional blocks. Pending the outcome of bids, the company is currently in discussions with the other companies and Bangladesh government officials to explore the possibility of cross-assigning interests in all of the affected blocks.

Azerbaijan

The company has a ten percent working interest in the Azerbaijan International Operating Company (AIOC) oil development project offshore Azerbaijan in the Caspian Sea. Although the company is curtailing other activity elsewhere in this part of the world, it is retaining its interest in AIOC. Early oil production, which began in the fourth quarter of 1997, is now averaging above 100,000 gross barrels per day. The oil is moving through the northern pipeline route through Russia to the Black Sea port of Novorossiysk. The western line to the Georgian port of Supsa on the Black Sea has been completed and is now taking crude. First oil delivery at Supsa is expected early in the second quarter of 1999.

Latin America

Latin America is one of the company's newest growth focus areas, presenting a number of opportunities to leverage its exploration and production skills, technical competencies, and international experience. In Brazil, political and economic reforms are expanding access and improving commercial terms. The company is focusing on four emerging basins in Brazil: Campos, Santos, Potiguar, and Espirito Santo. The depositional environment in these areas is very similar to the Gulf of Mexico, Indonesia, and West Africa, and is well suited to the company's experience and drilling expertise.

The company's goals for entry into Brazil are to establish solid, long-term relationships with Petrobras, the Brazilian national oil and gas company, and others and to build a strong exploration and production portfolio with shelf as well as deepwater prospects.

In Argentina and elsewhere in Latin America, the company has joint venture operations and is exploring additional joint venture opportunities.

West Africa

In November 1998, the company acquired a 25 percent working interest in two deepwater blocks offshore Gabon, Anton and Astrid. Exploration of these two blocks has begun. First drilling is expected to begin in late 2000 or early 2001. The company is in charge of drilling and logistics.

                                 GLOBAL TRADE

The Global Trade segment is responsible for most of the company's worldwide crude oil, condensate and natural gas marketing, trading, and commodity risk management activities. Global Trade also purchases crude oil, condensate and natural gas from the company's joint venture partners, royalty owners and other unaffiliated oil and gas producers for resale.

1998 vs. 1997 - In 1998, adjusted after-tax earnings increased $5 million to $21 million as compared to 1997. Average gross margins on total natural gas volumes also increased to 4.2 cents per million Btu (MMBtu) over the IFERC index price in 1998. The IFERC index price is a standard price reference point in the natural gas industry that is published in the trade newsletter "Inside FERC". This index price is a combination of prices, at particular locations, for gas sold on the first day of the month and is used as a reference point in negotiating the purchase or sales price of natural gas. Global Trade averaged
1.5 billion cubic feet of gas traded daily in 1998. Average crude oil gross margins increased three percent over 1997 margins. Total 1998 revenues declined 13 percent from 1997 to $3.06 billion primarily due to lower crude oil and natural gas sales prices.

1997 vs. 1996 - In 1997, after-tax earnings were $16 million compared with $16 million in 1996. Gross margins on total natural gas volumes averaged 3.8 cents per MMBtu over the IFERC index price in 1997. Global Trade averaged 1.3 billion cubic feet of gas traded daily in 1997. Gross margins on crude oil trading averaged $0.40 per barrel over the applicable indices, a 14 percent increase over the 1996 average margin. Total revenues were $3.5 billion, up nearly seven percent from 1996.

Outlook

In October 1998, the company signed a 10-year natural gas sales agreement to supply 72 billion cubic feet of gas to the Public Energy Authority of Kentucky Trust (PEAK), a Kentucky municipal joint action agency. PEAK made a nonrefundable advance payment to the company of $120 million on January 1, 1999. The company will also receive a fixed monthly reservation fee from PEAK over the life of the contract. The company is investigating the possibility of more forward sale arrangements in the future.

On January 1, 1999, the Pipelines business unit, previously part of the Diversified Business segment, was combined with the Global Trade segment. The Global Trade segment is now responsible for trading and marketing the company's crude oil and gas production worldwide as well as managing the pipeline and midstream assets.

                        GEOTHERMAL AND POWER OPERATIONS

This business segment explores for, produces and sells geothermal resources, and constructs and operates electrical generating plants.

Millions of dollars                                                                   1998               1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)                                                           $  52              $  26              $ (55)
Less:  special items (net of tax)
      Asset sales                                                                       -                  -                (57)
      Asset write-downs                                                                 -                  -                (14)
      Deferred tax adjustment - Sarulla                                                 -                 10                  -
      Other                                                                             -                  -                  2
-----------------------------------------------------------------------------------------------------------------------------------
      Total special items                                                               -                 10                (69)
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings                                                         $  52              $  16              $  14
-----------------------------------------------------------------------------------------------------------------------------------


1998 vs. 1997 - 1998 adjusted after-tax earnings increased by $36 million over 1997 principally as the result of an increase in power generation and the related sale of electricity from the Indonesian Gunung Salak generating Units 3 through 6, which came on line at various times during the second half of 1997. The increase in 1998 adjusted after-tax earnings was partially offset by accounts receivable provisions in Indonesia related mostly to the steam sales at Salak and an accounts receivable write-off in the Philippines.

1997 vs. 1996 - Adjusted 1997 earnings reflected lower depreciation expense due to the sale of certain United States geothermal assets in 1996. In Indonesia, at the Salak field, three new 55-megawatt power units came on line in 1997, which contributed to the improved results. Offsetting these positive factors was decreased earnings in the Philippines due to a contract dispute between the company and the National Power Company (NPC) of the Philippines. In addition, earnings were negatively impacted by foreign exchange translation losses and increased dry hole expense.

Outlook

In 1998, Philippine Geothermal, Inc. (PGI) entered into an interim service agreement with NPC. For as long as the parties are negotiating in good faith, the term of the interim service agreement is open-ended. The term will end six months after either NPC or PGI resumes its arbitration or court cases. NPC and PGI continue to negotiate in good faith for a possible settlement.

As of December 31, 1998, the company's geothermal operations in Indonesia had a gross receivable balance of approximately $100 million, most of which was for steam sales from the Salak field. Approximately $35 million was due by March 1, 1999, of which $26 million represents a shortfall in payments for March through October 1998 steam deliveries to the Gunung Salak electric generating Units 1, 2 and 3. Partial payments have been received on a timely basis. Agreements allow for payments over the next several years. The company is vigorously pursuing collection of the outstanding receivables. Provisions covering a portion of these receivables were recorded in 1998. In February 1999, PLN, the state-owned electricity company, announced that a team would begin meeting with independent power producers to discuss outstanding contract issues.

In January 1999, the company reached an agreement to sell its interest in a geothermal steam venture at The Geysers in Northern California for $101 million. The transaction is expected to close at the end of the first quarter of 1999. The company anticipates that the proceeds will be used in worldwide oil and gas exploration and production activities.

                          DIVERSIFIED BUSINESS GROUP

The Agricultural Products business unit manufactures and markets nitrogen-based products for wholesale agricultural and industrial markets supplying the western United States and the Pacific Rim. The Carbon and Minerals business unit produces and markets petroleum coke, graphites and specialty minerals. The Pipelines business unit principally includes the company's equity interests in petroleum pipeline companies. The Other category includes the company's equity interest in The UNO-VEN Company prior to its May 1, 1997 restructuring.

Millions of dollars                                                                   1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings
     Agricultural Products                                                          $  37              $  54              $  98
     Carbon and Minerals                                                               (9)                76                 47
     Pipelines                                                                         67                 59                 69
     Other                                                                              -                 38                 14
-----------------------------------------------------------------------------------------------------------------------------------
     Total after-tax earnings                                                          95                227                228
Less:  special items (net of tax)
     Asset sales (Carbon and Minerals)                                                  -                 41                  -
     Asset sales (Pipelines)                                                            5                  -                  9
     Asset write-downs (Carbon and Minerals)                                          (22)                 -                  -
     Environmental and litigation provisions (Carbon and Minerals)                    (17)                (6)                (1)
     Other (Carbon and Minerals)                                                        -                 (1)                 -
     UNO-VEN restructuring (Other)                                                      -                 40                  -
-----------------------------------------------------------------------------------------------------------------------------------
     Total special items                                                              (34)                74                  8
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings                                                         $ 129              $ 153              $ 220
-----------------------------------------------------------------------------------------------------------------------------------

1998 vs. 1997 - Adjusted after-tax earnings in 1998 decreased 16 percent from 1997 primarily due to depressed average sales prices for agricultural products and lower United States fertilizer sales volumes. The decrease in United States sales volumes was due, in part, to inclement weather during the first four months of 1998. Earnings were also down in the Carbon and Minerals group due to losses incurred in the company's lanthanide and molybdenum operations. The temporary shutdown of the separations plant and wastewater pipeline at the company's Mountain Pass, California, mining facility was the principal cause. Higher export fertilizer sales volume and lower maintenance related expenses at the company's Kenai, Alaska, fertilizer plant due to a plant turnaround in 1997 partially offset this earnings decline. Partial-year results from the Unocal Hydrocarbon Sales business unit before its disposition and for UNO-VEN before its restructuring were included in 1997.

1997 vs. 1996 - Adjusted after-tax earnings decreased 30 percent from 1996 due primarily to lower Agricultural Products sales prices and volumes and lower production levels at the Kenai, Alaska manufacturing plant. Worldwide nitrogen fertilizer prices were significantly lower in 1997. Agricultural Products' production rates were lower in 1997 due to scheduled maintenance and a production curtailment due to low margins on urea at the Kenai manufacturing plant. Carbon and Minerals results were lower in 1997 due to lower margins on lanthanide products and lower operating earnings from its Unocal Hydrocarbon Sales business unit as a consequence of its sale. Partially offsetting these negative results were higher operating earnings from petroleum coke operations.

Outlook

In June 1998, the company commenced a review of various reorganization options for the Diversified Business segment. The move was envisioned as part of a continuing transformation of the company. However, depressed commodity prices have stalled the company's efforts to obtain full value for its Agricultural Products and Carbon and Minerals businesses. The company has temporarily suspended its plans to sell these assets. In addition, the company has decided to retain its remaining pipeline interests and combine them with its Global Trade segment.

Due to persistent low lanthanide prices, a temporary suspension of all mining and manufacturing operations occurred at the company's Mountain Pass, California, facilities. The suspension of operations will last until prices improve and resolution of certain regulatory and legal issues occurs.

Also, due to the low molybdenum prices realized during the second half of 1998, operations at the company's Questa, New Mexico, molybdenum facilities were partially curtailed in January 1999 to control costs and supply. The mining operations are planned to continue at a reduced rate with the mill operating periodically, as deemed necessary, to maintain inventory levels to meet customer demand. This operating plan will continue until prices improve enough to support full-time operations.

                           CORPORATE AND UNALLOCATED

Corporate and Unallocated expense includes general corporate overhead, the non-exploration and production related activities of the New Ventures group and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

Millions of dollars                                                                   1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings effect
     Administrative and general expense                                             $ (79)             $ (81)             $ (99)
     Net interest expense                                                            (113)              (106)              (175)
     Environmental and litigation expense                                            (102)               (91)              (143)
     New Ventures (non-exploration and production)                                    (22)               (33)               (23)
     Other                                                                             36                113                 (5)
-----------------------------------------------------------------------------------------------------------------------------------
     Total after-tax earnings effect                                                 (280)              (198)              (445)
Less:  special items (net of tax)
     Asset sales (Other)                                                                -                 11                 11
     Environmental and litigation provisions                                          (91)               (78)              (122)
     Deferred tax adjustment (Other)                                                    -                103                  -
     Insurance benefits (Other)                                                        56                  -                  -
     Miscellaneous (Other)                                                              -                  -                (12)
     Restructuring costs (Other)                                                      (17)                 -                  -
-----------------------------------------------------------------------------------------------------------------------------------
     Total special items                                                              (52)                36               (123)
-----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect                                                  $(228)             $(234)             $(322)
-----------------------------------------------------------------------------------------------------------------------------------

1998 vs. 1997 - The adjusted after-tax earnings effect was reduced by three percent as compared to 1997 essentially due to lower non-exploration and production project expenditures by the company's New Ventures group. Higher interest expense due to higher debt levels in 1998 partially offset the lower adjusted after-tax earnings impact (see note 15 to the consolidated financial statements).

1997 vs. 1996 - Net interest expense for 1997 decreased 39 percent over 1996 as a result of a decreased debt level and increased capitalized interest.

                              FINANCIAL CONDITION

                                                                                                 At December 31
                                                                             ------------------------------------------------------
Millions of dollars                                                                 1998                 1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
  Current ratio (a)                                                                1.0:1               1.3:1              2.0:1
  Total debt and capital lease obligations                                       $2,558               $2,170             $3,058
  Trust convertible preferred securities                                            522                  522                522
  Stockholders' equity                                                            2,202                2,314              2,275
  Capitalization                                                                  5,282                5,006              5,855
  Total debt/capitalization                                                         48%                  43%                52%
  Floating-rate debt/total debt                                                     26%                  12%                17%
-----------------------------------------------------------------------------------------------------------------------------------
 (a)  1998 includes liabilities associated with a pre-paid crude oil sale.
      1996 includes net assets of discontinued operations.

Cash Flows from Operating Activities

Cash flows from operating activities, including discontinued operations and working capital and other changes, were $1,003 in 1998, $1,133 million in 1997 and $1,684 million in 1996.

1998 vs. 1997 - The 1998 decrease was primarily attributable to the effect of lower crude oil, natural gas and fertilizer product prices and increased receivables in Indonesia. These negative factors were partially offset by lower foreign income tax payments than in 1997, the receipt of a $100 million advance payment for a crude oil sales contract (see note 24 to the consolidated financial statements), and the receipt of $88 million related to insurance settlements and benefits.

1997 vs. 1996 - The 1997 amount reflects a payment of $80 million for the settlement of the Catacarb civil lawsuits and the cash effects of the UNO-VEN restructuring. Lower average worldwide sales prices for crude oil, condensate and nitrogen-based agricultural products also impacted cash flows. Cash flows from working capital decreased in 1997 largely due to cash payments for accounts payable relating to the company's discontinued operations (see note 8 to the consolidated financial statements).

Capital Expenditures For Continuing Operations

                                                                  Estimated
Millions of dollars                                                 1999               1998               1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
Exploration and Production
   United States                                                  $ 433              $  810             $  367            $  418
   International                                                    433                 762                801               509
-----------------------------------------------------------------------------------------------------------------------------------
   Total                                                            866               1,572              1,168               927
Geothermal and Power Operations                                      24                  26                102               114
Diversified Business Group
   Agricultural Products                                             21                   8                 18                12
   Carbon and Minerals                                               18                  42                 30                16
   Pipelines                                                          7                  28                 11                54
Corporate and Unallocated                                            14                  28                 49                51
----------------------------------------------------------------------------------------------------------------------------------
      Total                                                       $ 950              $1,704             $1,378            $1,174
-----------------------------------------------------------------------------------------------------------------------------------

Forecasted 1999 capital expenditures for the company are expected to be reduced by approximately 44 percent from 1998 levels. The capital spending reduction will primarily come from a reduction in Gulf of Mexico lease acquisition activity and reduced capital spending in most project areas except deepwater areas in Indonesia and in the Gulf of Mexico.

The company's capital spending plans are reviewed and adjusted periodically depending on current economic conditions.

1998 vs. 1997 - Capital expenditures for continuing operations in 1998 increased by 24 percent. The increase was primarily due to increased drilling activities and lease acquisitions in the Gulf of Mexico partially offset by lower geothermal expenditures.

1997 vs. 1996 - International oil and gas exploration and production capital spending in 1997 increased 57 percent from 1996, reflecting increased expenditures in Thailand, Indonesia, Myanmar, Azerbaijan, Bangladesh and Canada. Geothermal energy projects in 1997 included expenditures at the Gunung Salak field.

Asset Sale Proceeds

Pre-tax proceeds from asset sales in 1998 were $435 million and consisted of $261 million from the sales of the company's Tarragon investments, $52 million from the sale of the company's interest in the Alliance Pipeline project, $34 million from the sale of Oklahoma oil and gas properties, $41 million from the sale of other United States oil and gas assets, and $47 million from the sale of miscellaneous real estate and other assets.

In 1997, the company realized $1,889 million in pre-tax proceeds from asset sales. The sale of the company's West Coast refining, marketing and transportation assets contributed $1,789 million (see note 8 to the consolidated financial statements). The remaining proceeds consisted of $29 million from the sale of miscellaneous real estate properties, $29 million from certain oil and gas properties, $25 million from the sale of Unocal Hydrocarbon Sales and $17 million from the sale of miscellaneous corporate assets and pipeline interests.

In 1996, the company generated $609 million in pre-tax proceeds from asset sales. The 1996 amount included $472 million in proceeds from the sale of California oil and gas properties, $28 million from the sale of certain United States geothermal assets and $23 million from the sale of exploration blocks in the United Kingdom.

Long-term Debt

The company's debt at year-end 1998, including the current portion, increased by 18 percent from 1997. The increase included $550 million borrowed under the company's $1.0 billion Bank Credit Agreement, $200 million from the issuance of 7 percent debentures due May 1, 2028, and $100 million from the issuance of 6 1/2 percent notes due May 1, 2008. The proceeds of the new borrowings were primarily used to refinance scheduled long-term debt maturities, retire $160 million outstanding under a $250 million revolving credit facility, and for general corporate purposes. The revolving credit facility had been established in 1993 for the purpose of funding certain oil and gas developments in Thailand. In February 1999, the revolving credit facility was terminated.

The company's debt at year-end 1997, including the current portion and capital lease obligations, decreased $888 million from year-end 1996 to $2,170 million. The principal decrease was due to the company's purchase of approximately $507 million in debt securities, pursuant to its tender offer in May 1997. The debt securities were purchased at an aggregate price of approximately $555 million, including a pre-tax premium of $48 million over their total carrying value. The premium and related costs were recorded as an extraordinary item in the company's consolidated statement of earnings (see note 9 to the consolidated financial statements). Cash flows associated with the premium were reported in the Other category of cash flows from financing activities in the consolidated statement of cash flows. The remaining $381 million in debt reduction principally consisted of scheduled maturities and bank credit agreement prepayments.

Other Financing Activities

During 1998 and 1997, the company repurchased 1,360,678 and 9,262,100 shares, respectively, of its common stock at a cost of approximately $411 million, primarily with proceeds received from the sale of its West Coast refining, marketing and transportation assets in 1997 (see note 3 to the consolidated financial statements).

Lower dividend payments in 1997 principally reflected the effects of the company's completed trust preferred securities exchange offer of 1996. In September 1996, the company exchanged 10,437,873 new 6 1/4 percent trust convertible preferred securities of Unocal Capital Trust for 9,352,962 shares of Unocal's outstanding $3.50 convertible preferred stock. Following the exchange offer, the company called for redemption of the 897,038 unexchanged shares of $3.50 convertible preferred stock. All of the unexchanged shares of preferred stock were converted into Unocal common stock by the redemption date (see note 19 to the consolidated financial statements).

Outlook

On January 1, 1999, the company received a non-refundable payment of $120 million from the Public Energy Authority of Kentucky Trust (PEAK) for the delivery of 72 billion cubic feet of gas over the next ten years. The natural gas sales contract also entitles the company to receive a fixed monthly reservation fee from PEAK over the life of the contract.

In February 1999, the company issued $350 million of 30 year, 7 1/2 percent debentures under its $1,439 million universal shelf registration statement. Proceeds from this issuance are being used to retire a portion of long-term debt as it matures. After issuance of the $350 million of debentures, the total amount available for future issuance of medium term notes, other debt and/or equity securities under the company's universal shelf registration statement was approximately $1,089 million. The company's floating rate debt as a percentage of its total debt outstanding decreased to 18 percent at the end of February 1999, as a result of the debenture issuance.

The company signed a letter agreement relating to the use for six months of the Transocean Richardson deepwater semi-submersible drilling unit and expects to take delivery of the drilling unit in the Gulf of Mexico in April 1999. Estimated 1999 capital expenditure amounts have been included in the United States Exploration and Production category of the Capital Expenditures for Continuing Operations table. The company has also signed a letter agreement regarding the Transocean Discoverer Spirit deepwater drill ship, scheduled for delivery in the Gulf of Mexico in 2000, with a minimum daily rate of $210 thousand for five years.

The company expects cash generated from operating activities, asset sales, and cash on hand to be sufficient to cover most of its operating requirements, capital spending and dividend payments in 1999. Any shortfalls are expected to be covered by increases in debt and other financing activities. The company has substantial borrowing capacity to meet unanticipated cash requirements. At December 31, 1998, the company had approximately $600 million of undrawn credit facilities available with major banks in addition to the balance remaining under its universal shelf registration statement.

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

                                                                            Estimated
Millions of dollars                                                              1999        1998        1997        1996
----------------------------------------------------------------------------------------------------------------------------
Environment-related capital expenditures
   Continuing operations                                                        $  23       $  11       $  40       $  15
   Discontinued operations                                                      $   -       $   -       $  16       $  57

Environment-related capital expenditures include additions and modifications to company facilities to mitigate and/or eliminate emissions and waste generation. Most of these capital expenditures are required to comply with federal, state and local laws and regulations.

Amounts recorded for environment-related expenses were approximately $200 million in 1998, $180 million in 1997 and $230 million in 1996. The increase in 1998 was primarily due to higher provisions for remediation costs as described below. The reduction in 1997 reflects the sale of the refining, marketing and transportation assets. Environmental expenses include remediation costs and operating, maintenance and administrative costs related to environmental compliance. These expenses include provisions for future remediation costs that were identified during the company's ongoing review of its environmental obligations. Provisions in 1998 primarily consisted of remediation costs for the Guadalupe, Avila Beach and Mountain Pass sites in California. The provisions are discussed in more detail below.

At December 31, 1998, the company's reserves for environmental remediation obligations totaled $312 million, of which $142 million was included in current liabilities. The total amount is grouped into the following five categories:

Environmental Reserve Summary

                                                                                                         Year end
Millions of dollars                                                                                          1998
---------------------------------------------------------------------------------------------------------------------
   Superfund and similar sites                                                                             $  16
   Former company-operated sites                                                                              16
   Company facilities sold with
     retained liabilities                                                                                     64
   Inactive or closed company facilities                                                                     166
   Active company facilities                                                                                  50
---------------------------------------------------------------------------------------------------------------------
      Total reserves                                                                                       $ 312
---------------------------------------------------------------------------------------------------------------------

Superfund and similar sites - At year end 1998, Unocal had received notification from the U.S. Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 38 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 42 other similar PRP sites that may require investigation and remediation. Of the total, the company has denied responsibility at five sites and at another eight sites the company's liability, although unquantified, appears to be de minimis. The total also includes 28 sites, which are under investigation or in litigation, for which the company's potential liability is not presently determinable. At another two sites, the company has made settlement payments and is in the final process of resolving its liabilities.
Of the remaining 37 sites, where probable costs can be estimated, reserves of $16 million have been established for future remediation and settlement costs.

These 80 sites exclude 68 sites where the company's liability has been settled, or where the company has no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the company is usually just one of several companies designated as a PRP. The company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in note 17 to the consolidated financial statements. The solvency of other responsible parties and disputes regarding responsibilities may also impact the company's ultimate costs.

Former company-operated sites - Reserves of $16 million have been established for this category of sites. Included are service station sites on leased properties at which operations have ceased and which the company is obligated to remediate before returning the properties to the owners. Also included are service station sites that the company previously owned or leased. The current owners of such properties are holding the company responsible for environmental remediation costs. This reserve also includes estimated remediation costs for oil and gas fields in California that were previously operated by the company.

Company facilities sold with retained liabilities - This category has reserves of $64 million for environmental liabilities related to former company businesses and assets that have been sold. Included are the company's former West Coast refining, marketing and transportation assets sold to Tosco Corporation in March 1997. Also included are the auto/truckstop facilities, a former mine site in Wyoming,

California oil and gas properties, industrial chemical and polymer sites and agricultural chemical sites. In each sale, the company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The reserves represent presently estimated future costs for investigation/feasibility studies and identified remediation work as a result of claims made by buyers of the properties.

Inactive or closed company facilities - Reserves of $166 million have been established for these types of facilities. The major sites in this category are the Guadalupe and Avila beach sites and oil and gas properties in California's Santa Maria Valley. Also included in this category is the former Beaumont refinery in Texas. In 1998, the company added approximately $105 million to the remediation reserve for updated cost estimates related to cleanup and other costs associated with this category of sites. Most of the additional reserve was for estimated costs associated with settlement agreements that the company entered into with regulatory agencies and other third parties for cleanup of the Avila Beach and Guadalupe sites.

Active company facilities - The company has provided $50 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. Also included in this category are the Questa molybdenum mine in New Mexico and the Mountain Pass, California, lanthanide facility, both operated by the company's Molycorp, Inc. (Molycorp) subsidiary.

During 1998, the company added $27 million to the reserve for this category of sites. The additional reserve included estimated costs for the cleanup of wastewater pipeline spills, pipeline reclamation, groundwater monitoring, and pond closures.

The company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the Resource Conservation and Recovery Act (RCRA). Under these laws, the company is subject to possible obligations to remove or mitigate the environmental effects of the disposal or release of certain chemical and petroleum substances at various sites. Corrective investigations and actions pursuant to RCRA are being performed at the company's Beaumont facility, the company's closed shale oil project and the company's Washington, Pennsylvania, molybdenum roasting facility. The company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities. Because these costs will be incurred at different times and over a period of many years, the company believes that these obligations are not likely to have a material adverse effect on the company's results of operations or financial condition.

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

The company has estimated, to the extent that it was able to do so, that it could incur approximately $190 million of additional costs in excess of the $312 million accrued at December 31, 1998. The amount of such possible additional costs reflects, in most cases, the high end of the range of costs of feasible alternatives identified by the company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because at a large number of sites the company is not yet in a position to estimate all, or in some cases any possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, in some cases, substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods, and other actions by government agencies and private parties.

See notes 16 and 17 to the consolidated financial statements for additional information.

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

The statement applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The company is planning to adopt the statement in the first quarter of the year 2000 and is currently evaluating the impact the statement will have on its reporting for derivative instruments and hedging activities.

                                YEAR 2000 ISSUE

The company is actively addressing the Year 2000 (Y2K) issue. Many existing computer programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these programs could result in system failures with possible material adverse effects on the company's operations at the beginning of the year 2000.

The company's Y2K efforts can be divided into three general categories: information technology (IT) systems and applications, non-IT embedded systems in process controls, and its relationships with critical business partners. The company has appointed a program manager and has assembled various teams of professionals, principally at the business unit level, which have developed plans to implement these efforts. The plans establish a methodology and schedules to identify, assess, correct and test the company's IT systems and applications, its non-IT embedded systems (such as microcontrollers and other devices used for process control), and its system interfaces with vendors, suppliers, customers and other outside parties, as well as to assess the Y2K readiness of such third parties. The company has contracted with systems consulting firms to assist with the assessment, correction and testing of the company's internal systems and their interfaces with third parties. To ensure independent review and validation of the implementation of the company's Y2K plans, internal auditors, assisted by contract auditors, are auditing the Y2K projects of key business units within the company and reporting their findings to senior management.

A company-wide initial awareness campaign was completed in June 1998. The identification, assessment, and corrections-planning phases of the internal systems portion of the project have been completed. The company is in the process of preparing business contingency and recovery plans for its "mission critical" systems, applications and processes. These systems, applications and processes, if not operable, could materially adversely impact cash flow, operations, safety or the environment. The company's Y2K project work includes the writing and updating of existing contingency plans to address material Y2K issues. The company has existing processes for managing emergency situations and intends to have its Crisis Management Center operating at the time of the century rollover to assist with implementing any contingency plans if required.

As of December 31, 1998, the company had completed the inventory and assessment of its IT and embedded systems and detailed planning to correct or work around the anticipated problems in these systems. The repair and testing of its IT and embedded systems was approximately 30 percent complete as of December 31, 1998.

The following schedule sets forth the company's estimated timetable for achieving Y2K readiness of its IT and embedded systems:

Project Phases                                                        Target Completion Dates
--------------                                                        -----------------------
Worldwide inventory of systems                                        Completed
Worldwide assessment                                                  Completed
Initial plan for corrections/work arounds                             Completed
Remediation/renovation                                                Second quarter 1999
Contingency planning                                                  Third quarter 1999
Validation/testing                                                    Third quarter 1999
Implementation                                                        Third quarter 1999
Continuous system review                                              Ongoing - through fourth quarter 1999

The company has identified approximately 400 "critical business partners" and contacted 75 percent of these companies regarding their Y2K readiness. As of December 31, 1998, the company had received responses from about 160 of the critical business partners. Work in this area will continue and contingency plans will incorporate the possibility of performance failures by multiple critical business partners.

The company estimates the total expenditures on its Y2K project will approximate $30 to $35 million. These expenditures are recorded at the business unit and corporate levels and are funded from cash provided by operating activities. Expenditures as of December 31, 1998, were approximately $12 million. Most of the remaining expenditures are expected to be incurred in 1999.

The Corporate Information Services group is not aware of any IT projects that have been delayed due to the Y2K project.

The Y2K problem is real and there is a risk of Y2K related failures. These failures could result in an interruption in, or a failure of, certain business activities or functions. Such failures could materially and adversely affect the company's results of operations, liquidity or financial condition. Due to the uncertainty surrounding the Y2K problem, including the uncertainty of the Y2K readiness of the company's customers, suppliers, and partners, the company is unable at this time to determine the true impact of the Y2K problem to Unocal. The principal areas of risk are thought to be oil and gas production control systems, other embedded operations control systems and third party Y2K readiness. The company's Y2K project is expected to reduce this uncertainty. The company believes that with the completion of the project as planned, the possibility of significant interruptions of normal operations should be reduced. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes or that such changes will prove 100 percent effective in resolving all Y2K related issues. Furthermore, there can be no assurance that critical business partners will not experience failures, irrespective of the Y2K readiness representations they may have made. A likely worst case scenario is that despite the company's efforts, there could be failures of control systems, which might cause some processes to be shut down. Such failures could have a material adverse impact on the company's operations. The company is particularly concerned about the status of key critical business partners' Y2K readiness in Indonesia, Thailand, and the Gulf of Mexico. Their failure due to a Year 2000 problem could prevent Unocal from delivering product and cause a material impact to company cash flow.

                     CAUTIONARY STATEMENT FOR PURPOSES OF
                        THE "SAFE HARBOR" PROVISIONS OF
             THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Unocal desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, as embodied in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is including this statement in this report in order to do so.

This report contains forward-looking statements and from time to time in the future the company's management or other persons acting on the company's behalf may make, in both written publications and oral presentations, additional forward-looking statements to inform investors and other interested persons of the company's estimates and projections of, or increases or decreases in, amounts of future revenues, prices, costs, earnings, cash flows, capital expenditures, assets, liabilities and other financial items. Certain statements may also contain estimates and projections of future levels of, or increases or decreases in, crude oil and natural gas reserves and related finding and development costs, potential resources, production and related lifting costs, sales volumes and related prices, and other statistical items; plans and objectives of management regarding the company's future operations, projects, products and services; and certain assumptions underlying such estimates, projections, plans and objectives. Such forward-looking statements are generally accompanied by words such as "estimate, "projection", "plan", "target", "goal", "forecast", "believes", expects", "anticipates" or other words that convey the uncertainty of future events or outcomes.

While such forward-looking statements are made in good faith, forward-looking statements and their underlying assumptions are by their nature subject to certain risks and uncertainties and their outcomes will be influenced by various operating, market, economic, competitive, credit, environmental, legal and political factors. Certain of such factors set forth elsewhere in this report are important factors that could cause actual results to differ materially from those expressed in the forward-looking statements. Set forth below are additional important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in the forward-looking statements.

Commodity Prices

An extended continuation of current low prices for crude oil, natural gas or other commodities sold by the company and/or further declines in such prices could have a material adverse effect on the company's results of operations, on the quantities of crude oil and natural gas that could be economically produced from its fields, and on the quantities and economic values of its proved reserves and potential resources. Such adverse pricing scenarios could result in write-downs of the carrying values of the company's properties and materially adversely affect the company's financial condition, as well as its results of operations.

Exploration and Production Risks

The company's exploration and production activities are subject to all of the risks and uncertainties normally associated with such activities, including, but not limited to, such hazards as explosions, fires, blowouts, leaks and spills, some of which may be very difficult and expensive to control and/or remediate, and damages from hurricanes, typhoons, monsoons and other severe weather conditions.

The process of estimating quantities of oil and natural gas reserves and potential resources is inherently uncertain and involves subjective geological, engineering and economic judgments. Hence, changes in operating conditions, such as unforeseen geological complexities and drilling and production difficulties, and changes in economic conditions, such as finding and development and production costs and sales prices, could cause material downward revisions in the company's estimated proved reserves and potential resources.

Projections of future amounts of crude oil and natural gas production are also imprecise because they rely on assumptions about the future levels of prices and costs, field decline rates, market demand and supply, the political, economic and regulatory climates and, in the case of the company's foreign production, the terms of the contracts under which the company operates, which could result in mandated production cutbacks from existing or projected levels.

The amounts of the company's future crude oil and natural gas reserves and production will also be affected by its ability to replace declining reservoirs in existing fields with new reserves through its exploration and development programs and through acquisitions. The ability of the company to replace reserves will depend not only on its ability to obtain acreage and contracts in the countries in which it currently operates, as well as in new countries, and to delineate prospects which prove to be successful geologically, but also to drill, find, develop and produce recoverable quantities of oil and gas economically in the price environment prevailing at the time.

A significant portion of the company's expectation for future oil and gas development involves large projects, primarily offshore in increasingly deeper waters. The timing and amounts of production from such projects will be dependent upon, among other things, the formulation of development plans and their approval by foreign governmental authorities and other working interest partners, the receipt of necessary permits and other approvals from governmental agencies, the obtaining of adequate financing, either internally or externally, the availability and costs of drilling rigs and other equipment, and the timely construction of platforms, pipelines and other necessary infrastructure by specialized contractors.

Certain Political and Economic Risks

The company's operations outside of the United States are subject to risks inherent in foreign operations, including, without limitation, the loss of revenues, property and equipment from hazards such as expropriation, nationalization, war, insurrection and other political risks, increases in taxes and governmental royalties or other takes, abrogation or renegotiation of contracts by governmental entities, changes in laws and policies governing operations of foreign-based companies, currency conversion and repatriation restrictions and exchange rate fluctuations, and other uncertainties arising out of foreign government sovereignty over the company's international operations. Laws and policies of the U.S. government affecting foreign trade and taxation may also adversely affect the company's international operations.

The company's ability to market crude oil, natural gas and other commodities produced in foreign countries, and the prices the company will be able to obtain for such production, will depend on many factors which are often beyond the company's control, such as the existence or development of markets for its discoveries, the proximity and capacity of pipelines and other transportation facilities or the timely construction thereof, fluctuating demand for oil and natural gas, the availability and costs of competing fuels, and the effects of foreign governmental regulation of production and sales.

The company's operations in the United States are also subject to political, regulatory and economic conditions.

In light of the foregoing, investors should not place undue reliance on forward-looking statements, which reflect management's views only as of the date they are published or presented. Although the company from time to time may voluntarily revise its forward-looking statements to reflect subsequent events or circumstances, it undertakes no obligation to do so.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the company uses derivative financial instruments to manage and reduce risks associated with these factors. The company also pursues outright pricing positions in certain hydrocarbon derivative financial instruments, such as futures contracts.

Interest Rate Risk - From time to time the company temporarily invests its excess cash in interest-bearing temporary investments of high-quality issuers. Company policies limit the amount of investment to any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the company. The company's primary market risk exposure for changes in interest rates relates to the company's long-term debt obligations. The company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt (see note 23 to the consolidated financial statements). Interest rate sensitive derivative financial instruments, such as swaps, options, floors, caps, and collars may also be used depending upon market conditions.

In 1998, the company changed its quantitative disclosure method for risks associated with interest-rate-sensitive financial instruments from the tabular method to sensitivity analysis. This change provides the required information to the readers and allows the company to decrease the length of its disclosure. Prior year disclosures have been restated for comparative purposes. The company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at year-end 1998. Assuming a ten percent decrease in the company's weighted average borrowing costs at year-end 1998, the potential increase in the fair value of the company's debt obligations and associated derivative instruments would have been approximately $69 million at December 31, 1998. Assuming a ten percent decrease in the company's weighted average borrowing costs at year-end 1997, the potential increase in the fair value of the company's debt obligations and associated derivative instruments would have been approximately $53 million at December 31, 1997.

Foreign Exchange Rate Risk - The company conducts business in various parts of the world and in various foreign currencies. To limit the company's foreign currency exchange rate risk related to operating income, foreign sales agreements generally contain price provisions designed to insulate the company's sales revenues against adverse foreign exchange rates. In most countries, energy products are valued and sold in U.S. dollars and foreign currency operating cost exposures have not been significant. In other countries, the company is paid for product deliveries in local currencies but at prices indexed to the U.S. dollar. These funds, less amounts retained for operating costs, are converted to U.S. dollars as soon as practicable. The company's Canadian subsidiary is paid in Canadian dollars for its crude oil and natural gas sales. Excess Canadian funds generally have been invested in other Unocal foreign operations rather than remitted to the U.S. parent.

In 1998, the company changed its quantitative disclosure method for risks associated with foreign-currency-sensitive financial instruments from the tabular method to sensitivity analysis. This change provides the required information to the readers and allows the company to decrease the length of its disclosure. Prior year disclosures have been restated for comparative purposes. From time to time the company may purchase foreign currency options or enter into foreign currency exchange contracts to limit the exposure related to its foreign currency obligations. At year-end 1998, the company had various foreign currency forward exchange contracts outstanding to hedge scheduled tax payments to be paid in local currencies to entities in Canada and Thailand in 1999. At year-end 1998, the company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the company's combined foreign currency position related to its outstanding foreign currency forward exchange contracts. Assuming an adverse change of ten percent in foreign exchange rates at year-end 1998, the potential decrease in fair value of the company's foreign currency forward exchanges contracts would have been approximately $14 million at December 31, 1998. At year-end 1997, a portion of the company's borrowings were denominated in foreign currencies and the company had offsetting foreign currency swap agreements in place to mitigate the associated exchange rate risk (all foreign denominated debt and associated swap agreements were retired during 1998). Assuming an adverse change of ten percent in foreign exchange rates at year-end 1997, the potential decrease in fair value of the company's foreign currency position related to its foreign currency denominated debt and associated foreign currency swap agreements at December 31, 1997 would have been approximately $13 million.

Commodity Price Risk - The company is a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and petroleum-based products and is subject to the associated price risks. The company generally uses hydrocarbon derivative financial instruments, such as futures contracts, swaps and options with maturities of 24 months or less, to mitigate its exposure to fluctuations in hydrocarbon commodity prices. The company may also enter into swaps, options, or other contracts to hedge contractual delivery commitments and future crude oil and natural gas production against price exposure. In certain cases, the company enters into longer-term derivative instruments, such as swap contracts, to hedge its exposure to long-term fixed price commitments. The company also takes pricing positions in hydrocarbon derivative financial instruments (primarily exchange regulated futures and options contracts) subject to internal policy limitations.

The company uses a value at risk model to assess the market risk of its hydrocarbon-price-sensitive derivative instruments. Value at risk represents the potential loss in fair value the company would experience on its hydrocarbon price sensitive derivative instruments, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's model is based on historical data and uses a one-week time interval with a 95 percent confidence level. Based upon the company's model, the value at risk related to hydrocarbon-price-sensitive derivative financial instruments held for purposes other than trading was approximately $16 million at December 31, 1998. The value at risk related to hydrocarbon-price-sensitive derivative financial instruments held for trading purposes was approximately $6 million at December 31, 1998. Value at risk related to hydrocarbon-price-sensitive derivative financial instruments at December 31, 1997 was immaterial.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements and Financial Statement Schedule

                                                                                            Page
                                                                                            ----

Report on Management's Responsibilities                                                      45

Report of Independent Accountants                                                            46

Financial Statements
     Consolidated Earnings                                                                   47
     Consolidated Balance Sheet                                                              48
     Consolidated Cash Flows                                                                 49
     Consolidated Stockholders' Equity and Comprehensive Income                              50
     Notes to Consolidated Financial Statements                                              51

Supplemental Information
     Quarterly Financial Data                                                                80
     Oil and Gas Financial Data                                                              81
     Oil and Gas Reserve Data                                                                83
     Present Value of Future Net Cash Flow Related
          To Proved Oil and Gas Reserves                                                     85
     Selected Financial Data                                                                 88
     Operating Summary                                                                       89

Supporting Financial Statement Schedule covered
   By the Foregoing Report of Independent Accountants:
   Schedule II  Valuation and Qualifying Accounts and Reserves                               95

All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the financial statement or notes thereto.

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

The financial statements have been audited by the independent accounting firm of PricewaterhouseCoopers LLP. Management has made available to PricewaterhouseCoopers LLP all the company's financial records and related data, minutes of the meetings of the board and its executive and management committees and all internal audit reports. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

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

Unocal's Accounting and Auditing Committee, consisting solely of directors who are not employees of Unocal, is responsible for: reviewing the company's financial reporting, accounting and internal control practices; recommending the selection of independent accountants (which in turn are approved by the Board of Directors and annually ratified by the stockholders); monitoring compliance with applicable laws and company policies; and initiating special investigations as deemed necessary. The independent accountants and the internal auditors have full and free access to the Accounting and Auditing Committee and meet with it, with and without the presence of management, to discuss all appropriate matters.



Roger C. Beach                        John F. Imle, Jr.            Timothy H. Ling                Joe D. Cecil
Chairman of the Board                 Vice Chairman of the         Executive Vice President,      Vice President and
and Chief Executive Officer           Board                        North American Energy          Comptroller
                                                                   Operations, and
                                                                   Chief Financial Officer

March 15, 1999

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------


To the Stockholders of Unocal Corporation:

We have audited the accompanying consolidated balance sheets of Unocal Corporation and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 1998 and the related financial statement schedule. These financial statements and financial statement schedule are the responsibility of Unocal Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above, which appear on pages 47 through 82 of this Annual Report on Form 10-K, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PricewaterhouseCoopers LLP
February 12, 1999, except as to note 27, which is as of March 10, 1999
Los Angeles, California

CONSOLIDATED EARNINGS

                                                                                    Years ended  December 31
                                                                          --------------------------------------
Millions of dollars except per share amounts                                 1998           1997           1996
----------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                               $5,003         $5,781          $5,101
Interest, dividends and miscellaneous income                                  169             49              49
Equity in earnings of affiliated companies                                     96            154             106
Gain on sales of assets                                                       211             80              72
----------------------------------------------------------------------------------------------------------------
      Total revenues                                                        5,479          6,064           5,328
Costs and other deductions
Crude oil, natural gas and product purchases                                2,165          2,246           1,502
Operating expense                                                           1,352          1,389           1,386
Selling, administrative and general expense                                   136            107             151
Depreciation, depletion and amortization                                      867            962             914
Dry hole costs                                                                184            110             139
Exploration expense                                                           203            193             117
Interest expense (a)                                                          177            183             279
Property and other operating taxes                                             57             70              72
Distributions on convertible preferred securities of subsidiary trust          33             33              10
----------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                      5,174          5,293           4,570
----------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes                       305            771             758
Income taxes                                                                  175            102             302
----------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before discontinued
   operations and extraordinary item                                          130            669             456
Discontinued operations
      Earnings from operations (b)                                              -              -              71
      Loss on disposal (c)                                                      -            (50)           (491)
----------------------------------------------------------------------------------------------------------------
      Loss from discontinued operations                                         -            (50)           (420)
Extraordinary item
   Early extinguishment of debt (d)                                             -            (38)              -
----------------------------------------------------------------------------------------------------------------
Net earnings                                                               $  130         $  581          $   36
Dividends on preferred stock                                                    -              -              18
Non-cash charge related to exchange of preferred securities                     -              -              54
----------------------------------------------------------------------------------------------------------------
      Net earnings (loss) applicable to common stock                       $  130         $  581          $  (36)
                                                                           =====================================

Basic earnings (loss) per share of common stock:
      Continuing operations                                                $ 0.54         $ 2.69          $ 1.54
      Net earnings (loss)                                                  $ 0.54         $ 2.34          $(0.15)

Diluted earnings (loss) per share of common stock:
      Continuing operations                                                $  0.54        $ 2.65          $ 1.53
      Net earnings (loss)                                                  $  0.54        $ 2.31           (0.07)
----------------------------------------------------------------------------------------------------------------

(a)  Net of capitalized interest of :                                      $  (26)        $  (35)         $  (15)
(b)  Net of tax expense of :                                               $    -         $    -          $   44
(c)  Net of tax benefit of :                                               $    -         $  (31)         $ (301)
(d)  Net of tax benefit of :                                               $    -         $  (14)         $    -

                See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

                                                                                    At December 31
                                                                          --------------------------------
Millions of dollars                                                               1998                1997
----------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                               $       238         $       338
   Accounts and notes receivable                                                   807                 897
   Inventories                                                                     179                 172
   Deferred income taxes                                                           142                  71
   Other current assets                                                             22                  23
----------------------------------------------------------------------------------------------------------
      Total current assets                                                       1,388               1,501
Investments and long-term receivables                                            1,143               1,113
Properties - net                                                                 5,276               4,816
Deferred income taxes                                                               23                   7
Other assets                                                                       122                  93
----------------------------------------------------------------------------------------------------------
      Total assets                                                         $     7,952         $     7,530
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                        $       709         $       785
   Taxes payable                                                                   260                 126
   Interest payable                                                                 52                  54
   Current portion of environmental liabilities                                    142                 100
   Other current liabilities                                                       213                  95
----------------------------------------------------------------------------------------------------------
      Total current liabilities                                                  1,376               1,160
Long-term debt                                                                   2,558               2,169
Deferred income taxes                                                              132                 137
Accrued abandonment, restoration and environmental liabilities                     622                 627
Other deferred credits and liabilities                                             540                 601
Company-obligated mandatorily redeemable convertible preferred
   securities of a subsidiary trust holding solely parent debentures               522                 522
Common stock ($1.00 par value)
   Shares authorized:  750,000,000 (a)                                             252                 252
Capital in excess of par value                                                     460                 452
Unearned portion of restricted stock issued                                        (24)                (31)
Retained earnings                                                                1,959               2,021
Accumulated other comprehensive loss                                               (34)                (18)
Treasury stock - at cost (b)                                                      (411)               (362)
----------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                              2,202               2,314
----------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                     $     7,952         $     7,530
----------------------------------------------------------------------------------------------------------
(a)  Number of shares outstanding                                          241,378,280         242,526,174
(b)  Number of shares                                                       10,622,778           9,262,100
The company follows the successful efforts method of accounting for its oil and gas activities.

              See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS


                                                                                  Years ended December 31
                                                                          --------------------------------------
Millions of dollars                                                          1998           1997           1996
----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                               $   130        $   581        $    36
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization                                 867            962          1,059
      Dry hole costs                                                           184            110            139
      Deferred income taxes                                                    (72)          (249)          (332)
      Gain on sales of assets (pre-tax)                                       (211)           (80)           (77)
      Loss on disposal of discontinued operations (pre-tax)                      -             81            743
      Extraordinary item - early extinguishment of debt (pre-tax)                -             52              -
      Other                                                                     35           (162)           113
      Working capital and other changes related to operations
         Accounts and notes receivable                                          42            142           (130)
         Inventories                                                            (7)           (60)            10
         Accounts payable                                                      (76)          (223)           208
         Taxes payable                                                         134           (107)            38
         Other                                                                 (23)            86           (123)
----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                        1,003          1,133          1,684
Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                           (1,704)        (1,427)        (1,398)
   Proceeds from sales of assets                                               435            100            609
   Proceeds from sale of discontinued operations                                 -          1,789              -
----------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities             (1,269)           462           (789)

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                                        5             14             33
   Long-term borrowings                                                        891            470            375
   Reduction of long-term debt and capital lease obligations                  (472)        (1,336)          (943)
   Dividends paid on preferred stock                                             -              -            (27)
   Dividends paid on common stock                                             (193)          (199)          (199)
   Repurchases of common stock                                                 (48)          (362)             -
   Other                                                                       (17)           (61)           (11)
----------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                   166         (1,474)          (772)

Increase (decrease) in cash and cash equivalents                              (100)           121            123
Cash and cash equivalents at beginning of year                                 338            217             94
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $   238        $   338        $   217
----------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                 $   182        $   187        $   276
      Income taxes (net of refunds)                                        $   172        $   313        $   332

              See Notes to the Consolidated Financial Statements.

CONSOLIDATED STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME


Millions of dollars except per share amounts                                 1998           1997           1996
---------------------------------------------------------------------------------------------------------------
Preferred stock
   Balance at beginning of year                                            $    -         $    -         $  513
   Exchange of preferred stock for convertible preferred securities             -              -           (468)
   Conversion of preferred stock to common stock                                -              -            (45)
---------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                    -              -              -
Common stock
   Balance at beginning of year                                               252            251            247
   Issuance of common stock                                                     -              1              4
---------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                  252            252            251
Capital in excess of par value
   Balance at beginning of year                                               452            412            319
   Issuance of common stock                                                     8             40             93
---------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                  460            452            412
Unearned portion of restricted stock issued
   Balance at beginning of year                                               (31)           (14)           (13)
   Issuance of restricted stock                                                (3)           (26)            (5)
   Current year amortization                                                   10              9              4
---------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                  (24)           (31)           (14)
Retained earnings
   Balance at beginning of year                                             2,021          1,639          1,874
   Net earnings for year                                                      130            581             36
   Cash dividends declared
       Preferred stock ($1.75 per share in 1996)                                -              -            (18)
       Common stock ($.80 per share)                                         (192)          (199)          (199)
   Exchange of 6-1/4% convertible preferred securities of
      Unocal Capital Trust for Unocal's $3.50 preferred stock                   -              -            (54)
---------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                1,959          2,021          1,639
Treasury stock
   Balance at beginning of year                                              (362)             -              -
   Purchased at cost                                                          (49)          (362)             -
---------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                 (411)          (362)             -
Accumulated other comprehensive loss
   Balance at beginning of year                                               (18)           (13)           (10)
   Current year adjustment                                                    (16)            (5)            (3)
---------------------------------------------------------------------------------------------------------------
      Balance at end of year  (a)                                             (34)           (18)           (13)
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 $2,202         $2,314         $2,275
---------------------------------------------------------------------------------------------------------------

(a) At year end 1998, other comprehensive loss was comprised of unrealized translation losses of $25 and minimum pension liability adjustments of $9. Year-end 1997 and 1996 balances consisted entirely of unrealized translation losses.

Comprehensive income                                                  1998           1997          1996
-------------------------------------------------------------------------------------------------------
   Net income                                                         $130           $581           $36
   Unrealized translation adjustments   (no tax effect)                 (7)            (5)           (3)
   Minimum pension liability adjustment   (net of $5 tax effect)        (9)             -             -
-------------------------------------------------------------------------------------------------------
Total comprehensive income                                            $114           $576           $33
-------------------------------------------------------------------------------------------------------

              See Notes to the Consolidated Financial Statements.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Assets - Oil and gas producing properties are regularly assessed for possible impairment on a field-by-field basis using the estimated undiscounted future cash flows of each field. Generally, impairment loss is charged to depreciation, depletion and amortization expense when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field.

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

Income Taxes - The company uses the liability method for reporting income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax credit carryforwards. A valuation allowance to reduce deferred tax assets is established when deemed appropriate.

Foreign Currency Translation - Foreign exchange translation adjustments as a result of translating a foreign entity's financial statements from its functional currency into U.S. dollars are included as a separate component of stockholders' equity. The functional currency for all operations, except Canada and equity investments in Thailand and Brazil, is the U.S. dollar. Gains or losses incurred on currency transactions in other than a country's functional currency are included in net earnings.

Environmental Expenditures - Expenditures that relate to existing conditions caused by past operations are expensed. Environmental expenditures that create future benefits or contribute to future revenue generation are capitalized.

Liabilities related to environmental assessments and future remediation costs are recorded when such liabilities are probable and the amounts can be reasonably estimated. The company considers a site to present a probable liability when an investigation has identified environmental remediation requirements for which the company is responsible. The timing of accruing for remediation costs generally coincides with the company's completion of investigation or feasibility work and its recommendation of a remedy or commitment to an appropriate plan of action.

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

Risk Management - The primary objectives of the company's risk management policies are to reduce the overall volatility of the company's cash flows and to preserve revenues. As part of its overall risk management strategy, the company enters into various derivative instrument contracts to protect its exposures to changes in interest rates, changes in foreign currency exchange rates, and
fluctuations in crude oil and natural gas prices.   The company also pursues
outright pricing positions in certain hydrocarbon derivative financial instruments, such as futures contracts.

Interest Rates - The company enters into interest rate swap contracts to manage the interest cost of its debt with the objective of minimizing the volatility and magnitude of the company's borrowing costs. Net amounts under the swap contracts are recorded on the accrual basis as interest expense. Net related counterparty amounts are included in interest payable. Associated cash flows are presented in the operating activities section of the consolidated cash flows statement.

From time to time, the company may purchase interest rate options to protect its interest rate positions. These purchases are designated as hedges of future transactions and gains or losses on the options are deferred until the underlying transactions occur. Option costs are recognized as part of the underlying transactions unless the transactions do not occur, at which time, the option costs are recognized in earnings. Related cash flows are presented in the operating activities section of the consolidated cash flows statement.

Foreign Currency - Various foreign currency forward, option and swap contracts are entered into by the company to manage its exposures to adverse impacts of foreign currency fluctuations under debt and other obligations. Generally, gains and losses on the outstanding contracts are recognized in earnings and offset the foreign currency gains or losses of the underlying obligations. Net related counterparty amounts are included in accounts receivable. Associated cash flows at settlement are presented in the financing activities section of the consolidated cash flows statement for contracts related to debt obligations. Cash flows related to other foreign currency obligations are presented in the operating activities section of the consolidated cash flows statement.

Commodities - The company enters into futures, swaps, and other hydrocarbon derivative contracts to mitigate the company's overall exposure to fluctuations in crude oil and natural gas prices. Generally, the company uses hydrocarbon derivative contracts to establish price protection for its forecasted oil and gas transactions; however, market conditions may arise causing certain positions to be closed out prior to their scheduled maturity dates. The company also pursues outright pricing positions in certain hydrocarbon derivative financial instruments, such as futures contracts. Accordingly, hydrocarbon derivative financial instruments related to the enterprise's general risk management and trading activities are marked to market, and gains and losses are recognized on a current basis in the underlying commodity revenues. Net related counterparty amounts are included in accounts receivable.

The company may hedge a portion of an operating group's future crude oil or natural gas production against price exposure and may also use hydrocarbon derivative financial instruments to hedge certain firm delivery commitments. These agreements are designated as hedges for accounting purposes. To qualify for hedge accounting the item must be designated as a hedge at the inception of the derivative contract, the hedged item must expose the company to price risk, the derivative instrument must reduce the company's price risk exposure, and there must be a high correlation of changes in the fair value of the derivative instrument and the fair value of the underlying item being hedged. Gains or losses in the fair value of the derivative are deferred and recognized as part of the underlying commodity revenue when the designated item is sold, extinguished or terminated. If a designated transaction is no longer expected to occur or if correlation no longer exists, then a gain or loss is recognized to the extent the future results are not offset by the changes on the hedged item since the inception of the hedge. Net related counterparty amounts are included in accounts receivable. Cash flows related to derivative contracts settled during the period are reported in the operating activities section of the consolidated cash flows statement.

Stock-Based Compensation - The company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", allows companies to record stock-based employee compensation plans at fair value. The company has elected to continue accounting for stock-based compensation in accordance with APB No. 25, but complies with the required disclosures under SFAS No. 123 (see note 22).

Earnings Per Share - Basic earnings per share (EPS) was computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the denominator was increased to include the number of additional common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator was also adjusted for convertible securities by adding back any convertible preferred distributions. Each group of potential dilutive common shares must be ranked and included in the diluted EPS calculation by first including the most dilutive, then the next dilutive, and so on, to the least dilutive shares. The process stops when the resulting diluted EPS is the lowest figure obtainable.

Capitalized Interest - Interest is capitalized on certain construction and development projects as part of the costs of the assets.

Other - The company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less.

Certain items in prior year financial statements have been reclassified to conform to the 1998 presentation.

NOTE 2 - ACCOUNTING CHANGES

Effective in the first quarter of 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income", which established standards for reporting and displaying comprehensive income and its components. The company has chosen to display its comprehensive income in the Consolidated Stockholders' Equity and Comprehensive Income statement. Prior period data presented has been restated to conform to the new standard.

The company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. This statement requires the disclosure of certain financial information by operating segments.
Operating segments are based on the way that management organizes segments within an enterprise for making operating decisions and assessing performance. Adoption of this statement did not materially impact the company's prior segment disclosures.

During the fourth quarter of 1998, the company adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". This statement requires the disclosure of reconciliations of beginning and ending balances of plan benefit obligations as well as the fair value of plan assets. It also requires the disclosure of the effect a one percentage-point change (increase and decrease) in the health-care trend rate on the service and interest cost components of net periodic postretirement-health care benefit costs and on the accumulated postretirement benefit obligation for health care benefits. It eliminates the disclosures for plan descriptions, types of benefit formulas and funding policies. The company has restated prior period information to conform to the required disclosures.

NOTE 3 - DISPOSITIONS OF ASSETS

During 1998, the company received proceeds totaling $435 million from the sale of assets and recorded a total pre-tax gain of $211 million. of the total proceeds, $261 million was from the sale of Tarragon Oil and Gas Limited (Tarragon) common stock and debentures acquired earlier in the year in exchange for the company's Alberta, Canada, exploration and production assets. The asset exchange and subsequent sale of the Tarragon securities resulted in a total pre-tax gain of $155 million. The company received proceeds of $52 million from the sale of its interests in the Alliance Pipeline project and recorded a pretax gain of $8 million. Proceeds of $34 million from the sale of the company's Oklahoma oil and gas properties resulted in a pre-tax gain of $22 million. Proceeds from the sale of other United States oil and gas assets were $41 million, with pre-tax gains of $12 million. The company also received proceeds of $47 million from the sale of miscellaneous real estate and other assets that generated pre-tax gains of $14 million.

In 1997, the company's proceeds from asset sales were $100 million, with pre-tax gains of $80 million. The proceeds consisted of: $29 million for miscellaneous real estate properties, with pre-tax gains of $13 million; $29 million for the sale of miscellaneous oil and gas assets, with a pre-tax loss of $4 million; $25 million for the sale of Unocal Hydrocarbon Sales, with a pre-tax gain of $66 million; and $17 million for miscellaneous assets, with pre-tax gains of $5 million. The company also received proceeds of $1,789 million from the sale of its West Coast refining, marketing and transportation assets, resulting in a pre-tax loss on disposal of $792 million recognized in 1996.

Proceeds received from asset sales during 1996 were $609 million with recorded pre-tax gains of $77 million. The total proceeds from the sale of oil and gas assets included $472 million from the sale of

California oil and gas properties with a pre-tax gain of $109 million. Proceeds and a note receivable totaling $28 million from the sale of geothermal assets were received resulting in a pre-tax loss of $92 million. The company also received $23 million from the sale of exploration blocks in the United Kingdom with a pre-tax gain of $18 million, and $30 million from the sale of miscellaneous real estate assets, with a pre-tax gain of $17 million.

NOTE 4 - LEASE RENTAL OBLIGATIONS

Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year are as follows:

Millions of dollars
-------------------------------------------------------
1999                                              $119
2000                                                69
2001                                                26
2002                                                22
2003                                                19
Balance                                             96
------------------------------------------------------
Total minimum lease rental payments               $351
------------------------------------------------------


Net operating lease rental expense for continuing operations was as follows:

Millions of dollars                                        1998           1997           1996
---------------------------------------------------------------------------------------------
Fixed rentals                                               $53            $61            $73
Contingent rentals (based primarily on sales and usage)       8              9             11
Sublease rental income                                       (5)            (7)            (3)
---------------------------------------------------------------------------------------------
   Net Rental Expense                                       $56            $63            $81
---------------------------------------------------------------------------------------------

NOTE 5 - IMPAIRMENT OF ASSETS

As a result of recent price declines and the forecasted continuation of a low-price environment for crude oil, natural gas, certain ores and minerals, and other commodity prices, the company reviewed its oil and gas properties, mining facilities and other long-lived assets in 1998 for possible impairment. In accordance with its accounting policy regarding asset impairment, the company recorded pre-tax charges of $66 million to depreciation, depletion and amortization expense for the impairment of certain United States and international oil and gas properties. The company recorded a pre-tax charge of $2 million to equity in the earnings of an affiliate for impairment related to an investment in a United States oil and gas affiliate. A pre-tax charge of $29 million was also recorded to depreciation, depletion and amortization expense for the impairment of the company's Mountain Pass, California, mining operations.

In 1997, the company recorded pre-tax charges of $69 million to depreciation, depletion and amortization expense for the impairment of certain United States and international oil and gas properties.

In 1996, the company recorded pre-tax charges of $52 million to depreciation, depletion and amortization expense for the impairment of certain United States oil and gas properties and $23 million to depreciation, depletion and amortization expense for the impairment of certain united states geothermal properties.

NOTE 6 - RESTRUCTURING COSTS

The company adopted a restructuring plan during the fourth quarter of 1998 that resulted in the accrual of a $27 million pre-tax restructuring charge. This amount included the costs of terminating approximately 475 employees. The charge was included in selling, administrative and general expense on the consolidated earnings statement. The plan involves the suspension of mining and manufacturing operations at the Mountain Pass, California, lanthanide facility, a change in mining operations at the

Questa, New Mexico, molybdenum facility, the withdrawal from non-strategic activities in Central Asia and a reduction in the activities of various business units.

Approximately 240 of the affected employees are from the company's mining operations, 95 are from various exploration and production business units and 140 are support personnel at various locations. The restructuring charge included approximately $23 million for termination costs to be paid to the employees over time, about $2 million in benefit plan curtailment costs and about $2 million related to outplacement and other costs.

At December 31, 1998, about 210 employees had been terminated or had received termination notices as a result of the plan, with most of the terminations occurring at year-end. The amount of unpaid benefits remaining on the consolidated balance sheet at year-end 1998 was $25 million.

NOTE 7 - INCOME TAXES

The components of the income tax provision for continuing operations were as follows:

Millions of dollars                                                     1998      1997     1996
-----------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations before income taxes (a)
   United States                                                      $(220)    $ 397     $ 268
   Foreign                                                              525       374       490
-----------------------------------------------------------------------------------------------
             Total                                                    $ 305     $ 771     $ 758
-----------------------------------------------------------------------------------------------
Income taxes
   Current
      Federal                                                         $ (33)    $  87     $  76
      State                                                               6        12        30
      Foreign                                                           274       285       277
-----------------------------------------------------------------------------------------------
             Total                                                      247       384       383
   Deferred
      Federal                                                          (137)     (168)      (70)
      State                                                              (4)        5       (13)
      Foreign                                                            69      (119)        2
-----------------------------------------------------------------------------------------------
             Total                                                      (72)     (282)      (81)
-----------------------------------------------------------------------------------------------
               Total income taxes                                     $ 175     $ 102     $ 302
-----------------------------------------------------------------------------------------------
(a)  Amounts attributable to the Corporate and Unallocated segment are allocated.

The following table is a reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the consolidated earnings statement.

Millions of dollars                                                     1998      1997      1996
-------------------------------------------------------------------------------------------------
Federal statutory rate                                                  35%        35%      35%

Taxes on earnings from continuing operations at statutory rate        $107      $ 270     $265
Taxes on foreign earnings in excess of (less than) statutory rate       89        (45)      75
U.S. deferred tax adjustment                                             -       (126)     (11)
Dividend exclusion                                                     (14)       (13)     (15)
Other                                                                   (7)        16      (12)
----------------------------------------------------------------------------------------------
             Total                                                    $175      $ 102     $302
----------------------------------------------------------------------------------------------

The significant components of deferred income tax assets and liabilities included in the consolidated balance sheet at December 31, 1998 and 1997 were as follows:

Millions of dollars                                           1998     1997
---------------------------------------------------------------------------
Deferred tax assets (liabilities):
   Depreciation and intangible drilling costs               $(765)    $(696)
   Pension assets                                            (168)     (166)
   Other deferred tax liabilities                            (199)     (240)
   Exploratory costs                                          273       236
   Federal alternative minimum tax credits                    202       188
   Litigation and environmental costs                         137       146
   Future abandonment costs                                   130       144
   Depletion                                                   88        98
   Postretirement benefit costs                                83        84
   Other deferred tax assets                                  252       147
---------------------------------------------------------------------------
      Total                                                 $  33     $ (59)
---------------------------------------------------------------------------


No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. If distributed, no additional U.S. tax is expected due to the availability of foreign tax credits. The undistributed earnings for tax purposes, excluding previously taxed earnings, were estimated at $1.2 billion as of December 31, 1998.

The company estimates that approximately $95 million of unused foreign tax credits will be available after the filing of the 1998 consolidated tax return, with various expiration dates through the year 2002. No deferred tax asset for these foreign credits has been recognized for financial statement purposes. The federal alternative minimum tax credits are available to offset future U.S. federal income taxes on an indefinite basis.

NOTE 8 - DISCONTINUED OPERATIONS

In March 1997, the company sold its West Coast refining, marketing and transportation assets to Tosco Corporation (Tosco) for total cash proceeds of $1.8 billion. A participation agreement also provides for up to $250 million in possible additional payments, which are contingent upon increased refining premiums and gasoline marketing margins in the years through 2003.

The 1996 consolidated earnings statement reflected the results for the refining, marketing and transportation operations as a $420 million loss from discontinued operations. Estimated operating losses during the phase-out period of November 17, 1996 to March 31, 1997 were $72 million net of income tax benefits of $43 million which was included in the $420 million loss. See note 10 for earnings per share information. At December 31, 1996, the assets held for sale were reclassified in the consolidated balance sheet from their historical classifications to separately reflect them as net assets of discontinued operations. Cash flows related to discontinued operations have not been segregated in the consolidated statement of cash flows. Consequently, amounts on the consolidated earnings statements may not agree with certain captions on the consolidated statement of cash flows.

In 1997, the company recorded an additional loss on disposal of $50 million (net of a $31 million tax benefit). The additional provision was primarily due to adjustments in closing inventory amounts and higher than anticipated termination costs.

NOTE 9 - EXTRAORDINARY ITEM

In May 1997, the company purchased approximately $507 million in aggregate principal amount of three of its outstanding issues of debt securities. The debt securities consisted of $161 million in debentures with an interest rate of 9 1/4 percent and $346 million in notes with interest rates of 8 3/4 percent and 9 3/4 percent. The debt securities were purchased for an aggregate price of $555 million, including a pre-tax premium of approximately $48 million over their aggregate carrying value.
The premium, together with related costs of $4 million, was recorded as an extraordinary item on the company's consolidated statement of earnings.

NOTE 10 - EARNINGS PER SHARE

The following table includes reconciliations of the numerators and denominators of the basic and diluted EPS computations for earnings from continuing operations.

Not included in the computation of diluted EPS were options to purchase approximately 5.3 million shares of common stock. These options were not included in the computation because the exercise prices were greater than the average market prices of the common shares at year-end. The exercise prices of these options range from $35.94 to $51.01 per share. The options were outstanding at December 31, 1998, and will expire periodically up to and in 2008.

                                                                                  Earnings           Shares          Per Share
Millions of dollars except per share amounts                                     (Numerator)      (Denominator)       Amount
--------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1998
      Earnings from continuing operations                                           $   130                241
         Basic EPS                                                                                                    $   0.54
                                                                                                                ================
      Effect of Dilutive Securities
         Options/common stock equivalents                                                                    1
                                                                           -------------------------------------
         Diluted EPS                                                                    130                242        $   0.54
                                                                                                                ================
         Distributions on subsidiary trust preferred securities (after-tax)              24                 12
                                                                           -------------------------------------
         Antidilutive                                                               $   154                254        $   0.61   (a)


Year ended December 31, 1997
      Earnings from continuing operations                                           $   669                248
         Basic EPS                                                                                                    $   2.69
                                                                                                                ================
      Effect of Dilutive Securities
         Options/common stock equivalents                                                                    1
                                                                           -------------------------------------
                                                                                        669                249        $   2.68
         Distributions on subsidiary trust preferred securities (after-tax)              24                 13
                                                                           -------------------------------------
         Diluted EPS                                                                $   693                262        $   2.65
                                                                                                                ================

Year ended December 31, 1996
     Earnings from continuing operations                                            $   456
         Less:
              Dividends on preferred stock                                               18
              Non-cash charge related to exchange of                                     54
                  preferred stock for subsidiary trust preferred securities
                                                                           -------------------------------------
      Earnings from continuing operations                                               384                249
           applicable to common stock
         Basic EPS                                                                                                    $   1.54
                                                                                                                ================
      Effect of Dilutive Securities
         Options/common stock equivalents                                                                    1
                                                                           -------------------------------------
                                                                                        384                250        $   1.54
         Convertible preferred stock                                                     18                 13
                                                                           -------------------------------------
         Diluted EPS                                                                    402                263        $   1.53
                                                                                                                ================
         Distributions on subsidiary trust preferred securities (after-tax)               8                  3
                                                                           -------------------------------------
         Antidilutive                                                               $   410                266        $   1.54   (a)

--------------------------------------------------------------------------------------------------------------------------------

(a) The effect of assumed conversion of preferred securities on earnings per share is antidilutive.

Basic and diluted earnings per common share for discontinued operations and the extraordinary item related to the early extinguishment of debt were as follows:

                                                                                       Years ended December 31
                                                                           ---------------------------------------------------
Millions of dollars except per share amounts                                         1998              1997               1996
------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share of common stock:
      Discontinued operations:
         Earnings (loss) from discontinued operations                               $   -           $  (50)             $ (420)
         Weighted average common shares outstanding                                     -              248                 249
              Earnings (loss) from  discontinued operations                         $   -           $(0.20)             $(1.69)
      Extraordinary item:
         Early extinguishment of debt (net of tax)                                  $   -           $  (38)             $    -
         Weighted average common shares outstanding                                     -              248                 249
              Loss from  extraordinary item                                         $   -           $(0.15)             $    -
Dilutive earnings (loss) per share of common stock:
      Discontinued operations:
         Earnings (loss) from discontinued operations                               $   -           $  (50)             $ (420)
         Weighted average common shares outstanding                                     -              262                 263
              Earnings (loss) from  discontinued operations                         $   -           $(0.19)             $(1.60)
      Extraordinary item:
         Early extinguishment of debt (net of tax)                                  $   -           $  (38)             $    -
         Weighted average common shares outstanding                                     -              262                 263
              Loss from  extraordinary item                                         $   -           $(0.15)             $    -

NOTE 11 - INVENTORIES

Millions of dollars                                                                               1998                1997
------------------------------------------------------------------------------------------------------------------------------
Crude oil and other petroleum products                                                           $  34               $  34
Agricultural products                                                                               46                  43
Carbon and mineral products                                                                         66                  56
Materials, supplies and other                                                                       33                  39
------------------------------------------------------------------------------------------------------------------------------
       Total                                                                                     $ 179               $ 172
------------------------------------------------------------------------------------------------------------------------------

The current replacement cost of inventories exceeded the LIFO inventory values included in the table above by $11 million and $18 million at December 31, 1998 and 1997, respectively.

NOTE 12 - INVESTMENTS IN AFFILIATES

Investments in affiliated companies accounted for by the equity method were $479 million, $413 million and $578 million at December 31, 1998, 1997 and 1996, respectively. These investments are reported as a component of investments and long-term receivables on the consolidated balance sheet. Dividends or cash distributions received from these affiliates were $94 million, $83 million and $89 million for the same years, respectively.

Unamortized excesses of the company's investments in these affiliated companies have been excluded from the table below. The unamortized excess of the company's investments in Colonial Pipeline Company, Inc., West Texas Gulf Pipeline Company and various other pipeline companies was approximately $109 million at December 31, 1998.

At December 31, 1998, 1997 and 1996, the company's shares of the net capitalized costs of affiliates engaged in oil and gas exploration and production activities were $208 million, $158 million and $75 million, respectively.

Summarized financial information for these investments and the company's equity shares are shown below.

                                               1998                       1997                          1996
                                 ------------------------------------------------------------------------------------

                                                    Unocal's                   Unocal's                      Unocal's
Millions of dollars                     Total        Share         Total        Share            Total        Share
---------------------------------------------------------------------------------------------------------------------


Revenues                                $1,396          $458       $1,764          $620          $2,786        $1,155
Costs and other
   deductions                            1,079           362        1,453           536           2,440         1,049
---------------------------------------------------------------------------------------------------------------------
Net earnings                            $  317          $ 96       $  311          $ 84  (a)     $  346        $  106
---------------------------------------------------------------------------------------------------------------------
Current assets                          $  499          $172       $  493          $176          $  792        $  334
Noncurrent assets                        2,555           711        2,295           610           2,546           800
Current liabilities                        571           182          506           160             711           266
Noncurrent liabilities                   1,310           372        1,157           325           1,228           366
Net equity                               1,173           329        1,125           301           1,399           502
---------------------------------------------------------------------------------------------------------------------


(a) 1997 excludes approximately $70 million recorded to equity in earnings related to the Uno-Ven partnership restructuring.

NOTE 13 - PROPERTIES AND CAPITAL LEASES

Investments in owned and capitalized leased properties at December 31, 1998 and 1997 are shown below. Accumulated depreciation, depletion, and amortization for continuing operations was $10,193 million and $9,896 million at December 31, 1998 and 1997, respectively.

                                                                  1998                                       1997
                                                     -----------------------------------------------------------------------
Millions of dollars                                      Gross               Net                    Gross                Net
----------------------------------------------------------------------------------------------------------------------------
Owned properties (at cost)
   Oil and gas operations:
      Exploration
         United States
            Spirit Energy 76                           $    418            $  386                 $    165           $   140
            Other                                             1                 -                        8                 4
         International
            Far East                                        248               213                      145               132
            Other                                           109                93                       83                31
      Production
         United States
            Spirit Energy 76                              5,502             1,539                    5,474             1,582
            Other                                         1,235               302                    1,189               335
         International
            Far East                                      4,012             1,178                    3,668             1,029
            Other                                         1,207               474                    1,369               506
----------------------------------------------------------------------------------------------------------------------------
         Total oil and gas operations                    12,732             4,185                   12,101             3,759
   Global Trade                                               4                 3                        3                 2
   Geothermal and Power Operations                          937               437                      846               375
   Diversified Business Group
      Agricultural Products                                 681               203                      679               216
      Carbon & Minerals                                     330               144                      303               160
      Pipelines                                             344               100                      337                99
   Corporate and Unallocated                                426               203                      428               204
----------------------------------------------------------------------------------------------------------------------------
      Total owned properties                             15,454             5,275                   14,697             4,815
Capitalized leased properties                                15                 1                       15                 1
----------------------------------------------------------------------------------------------------------------------------
            Total                                      $ 15,469           $ 5,276                 $ 14,712           $ 4,816
----------------------------------------------------------------------------------------------------------------------------

NOTE 14 - POSTEMPLOYMENT BENEFIT PLANS

The company has several retirement plans covering substantially all of its employees. The company also has medical plans that provide health care benefits for eligible employees and many of its retired employees. The following table sets forth the postretirement benefit obligation recognized in the consolidated balance sheet at December 31, 1998 and 1997. Pre-paid pension costs are reported as a component of investments and long-term receivables on the consolidated balance sheet. Postemployment benefit liabilities, including pensions, postretirement medical benefits and other postemployment benefits, are reported as a component of other deferred credits and liabilities on the consolidated balance sheet.


                                                                                                               Other Post-
                                                                           Pension  Benefits               retirement Benefits
Millions of dollars                                                        1998         1997                1998         1997
----------------------------------------------------------------     -----------------------------     ------------------------
Change in benefit obligation:
Projected benefit obligation at January 1                               $   900        $   887            $  192         $  201
Service cost                                                                 27             27                 3              3
Interest cost                                                                67             69                13             13
Employee contributions                                                        -              -                 3              3
Disbursements                                                               (99)          (146)              (18)           (17)
Actuarial losses/(gains)                                                     60             96                (1)             6
Plan amendments                                                               1              1                 -              -
Curtailments/settlements                                                     (4)             1                (1)           (17)
Divestitures                                                                 (2)             -                 -              -
Effect of foreign exchange rates                                              3            (35)                -              -
                                                                     -------------------------        -------------------------
Projected benefit obligation at December 31                             $   953        $   900            $  191         $  192
                                                                     -------------------------        -------------------------
Change in plan assets:
Fair value of plan assets at January 1                                  $ 1,213        $ 1,174            $    -         $    -
Actual return on plan assets                                                183            203                 -              -
Employer contributions                                                      (14)           (14)                -              -
Employee contributions                                                        -              -                 -              -
Disbursements                                                               (91)          (137)                -              -
Administrative expenses                                                      (7)            (7)                -              -
Settlements                                                                   -              -                 -              -
Divestiture                                                                  (2)             -                 -              -
Effect of foreign exchange rates                                             (1)            (6)                -              -
                                                                     -------------------------        -------------------------
Fair value of plan assets at December 31                                 $ 1,281       $ 1,213            $    -         $    -
                                                                     -------------------------        -------------------------
Net amount recognized:
Funded status                                                            $  328        $   313            $ (191)        $ (192)
Unrecognized net (asset)/obligation at transition                             2            (15)                -              -
Unrecognized prior service cost                                              23             27                11             13
Unrecognized net actuarial losses/(gains)                                    62             81               (28)           (31)
                                                                     -------------------------        -------------------------
Net amount recognized                                                    $  415        $   406            $ (208)        $ (210)
                                                                     -------------------------        -------------------------
Amounts recognized in the balance sheet consist of:
Prepaid pension cost                                                     $  459        $   446            $    -         $    -
Accrued benefit liability                                                   (62)           (40)             (208)          (210)
Intangible asset                                                              4              -                 -              -
Accumulated other comprehensive income                                        9              -                 -              -
Deferred taxes                                                                5              -                 -              -
                                                                     -------------------------        -------------------------
Net amount recognized                                                    $  415        $   406            $ (208)        $ (210)
                                                                     -------------------------        -------------------------

The assumed rates to measure the benefit obligation and the expected earnings on plan assets were as follows:

                                                                                                             Other Post-
                                                                   Pension Benefits                      retirement Benefits
                                                        ------------------------------------  ----------------------------------
Weighted-average assumptions as of December 31               1998         1997       1996        1998            1997       1996
                                                        ------------  ----------  ----------  ----------  -------------  -------
Discount rates                                               7.18%       7.47%      7.61%        7.00%          7.00%      7.25%
Rate of salary increases                                     4.25%       4.54%      4.50%        4.00%          4.00%      4.00%
Expected return on plan assets                               9.41%       9.46%      9.50%         N/A            N/A        N/A


The health care cost trend rates used in measuring the 1998 benefit obligations were 5.4 percent prior to age 65 and 5.3 percent following age 65, both decreasing ratably to five percent in 2001. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects on 1998 service and interest cost and the accumulated postretirement benefit obligation at December 31, 1998:

                                                                                  One percent           One percent
Millions of dollars                                                                 Increase              Decrease
---------------------------------------------------------------------------  --------------------  ------------------
Effect on total of service and interest cost                                           $2                  $(2)
  components of net periodic expense
Effect on postretirement benefit obligation                                            21                  (17)


Net periodic and postretirement benefits cost are comprised of the following components:

                                                                                                 Other Post-
                                                        Pension Benefits                     retirement Benefits
Millions of dollars                                  1998       1997      1996            1998        1997       1996
----------------------------------------------     --------  --------  ---------     ------------  --------  ---------
Service cost (net of employee contributions)        $  27     $  27      $  33            $   3      $   3       $   5
Interest cost                                          67        69         65               13         13          15
Expected return on plan assets                       (102)     (105)      (102)               -          -           -
Amortization of:                                                  -
  Transition (asset)/obligation                       (17)      (22)       (22)               -          -           -
  Prior service cost                                    4         3          5                1          2           2
  Net actuarial (gains)/losses                          2         -          2               (1)        (2)          -
Curtailment/settlement (gains)/losses                   -         1         12                -        (17)          -
Cost of special separation benefits                     4         1          2                -          -           -
                                                    -------  --------  -------      -------------  --------  ---------
Net periodic pension cost/(credit)                  $ (15)    $ (26)     $  (5)           $  16      $  (1)      $  22
                                                    -------  --------  -------      -------------  --------  ---------


The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were approximately $101 million, $58 million and $1 million, respectively as of December 31, 1998 and approximately $72 million, $42 million and $1 million, respectively as of December 31, 1997.

In 1998, the company completed the transfer of pension assets and liabilities from retirement plans from a subsidiary to the Unocal Retirement Plan. The company also recorded additional separation costs for those employees displaced as a result of asset sales and the company's restructuring program. During 1997, the company completed the sale of substantially all of its West Coast petroleum refining, marketing and transportation assets and retained the postretirement benefit obligation and related plan assets for the employees affected by this transaction. Also during 1997, the company terminated a defined benefit pension plan in the United Kingdom. Many of the affected employees were transferred to a new plan that also provides coverage to foreign country nationals employed by the company outside the U.S.

The company has a 401 (k) defined contribution savings plan designed to supplement retirement income for U.S. employees. The plan received company contributions of $16 million, $18 million and $23 million in 1998, 1997 and 1996 respectively. The company also provides benefits such as workers' compensation and disabled employees' medical care to former or inactive employees after employment but before retirement. The accumulated postemployment benefit obligation was $21 million and $18 million at December 31, 1998 and 1997 respectively.

NOTE 15 - LONG-TERM DEBT AND CREDIT AGREEMENTS

The following table summarizes the company's long-term debt:

Millions of dollars                                                                                 1998               1997
---------------------------------------------------------------------------------------------------------------------------
Bonds and debentures
   9-1/4% Debentures due 2003                                                                    $    89            $    89
   9-1/8% Debentures due 2006                                                                        200                200
   6-1/5% Industrial Development Revenue
      Bonds due 1999 to 2008                                                                          23                 23
   7% Debentures due 2028                                                                            200                  -
   Deutsche Mark Bonds due 1998                                                                        -                139
Notes
   Commercial paper  (5.92%) (a) (b)                                                                  60                 99
   Medium-term notes due 1999 to 2015 (8.21%) (a) (b)                                                790                952
   Bank Credit Agreement (5.73%) (a) (b)                                                             550                  -
   Revolving credit facilities                                                                         -                160
   9-3/4% Notes due 2000                                                                              65                 65
   8-3/4% Notes due 2001                                                                              39                 39
   6-3/8% Notes due 2004                                                                             200                200
   7-1/5% Notes due 2005                                                                             200                200
   6-1/2% Notes due 2008                                                                             100                  -
   Azerbaijan Limited Recourse Loans                                                                  44                  -
   Other miscellaneous debt                                                                            2                  4
   Bond (discount)/premium                                                                            (4)                 -
---------------------------------------------------------------------------------------------------------------------------
      Total debt                                                                                   2,558              2,170
      Less current portion of capital leases                                                           -                  1
---------------------------------------------------------------------------------------------------------------------------
      Total long-term debt                                                                       $ 2,558            $ 2,169
---------------------------------------------------------------------------------------------------------------------------

(a)  The company has the intent and the ability to refinance current maturities.
(b)  Weighted average interest rate at December 31, 1998

At December 31, 1998, the amounts of long-term debt maturing in 2000, 2001, 2002, and 2003 were $121 million, $106 million, $783 million and $100 million, respectively.

During 1998, the company repaid $160 million under a $250 million revolving credit facility that was established in 1993 for the purpose of funding certain oil and gas developments in Thailand. This revolving credit facility was terminated in February 1999. The balance of commercial paper outstanding at year-end 1997 was reduced $39 million to $60 million at December 31, 1998. Additional debt repayments included the retirement at maturity of the $110 million Deutsche Mark bonds, together with a related currency swap agreement, and the retirement of $162 million in medium-term notes.

In May 1998, the company issued $100 million of 6 1/2 percent notes due May 1, 2008 and $200 million of 7 percent debentures due May 1, 2028. Proceeds from the issuances were used to repay a portion of the maturing debt described above, to retire the $250 million revolving credit facility and for general corporate purposes.

In December 1998, the company completed a limited recourse project financing for its separate share of the Azerbaijan International Operating Company Early Oil Project in Azerbaijan under an International Finance Corporation and European Bank for Reconstruction and Development loan structure. The financing is for up to $77 million, with an initial draw down of $44 million. The borrowing bears interest at a margin above London Interbank Offered Rates (LIBOR). The company has guaranteed the loan through project completion. Following completion, the company's guarantee will terminate and the lenders' principal and interest payments will be payable only out of the Early Oil Project's cash flow. The pre-completion guarantee excludes certain political events including, but not limited to, cancellations or material adverse modifications to the relevant Production Sharing Contract, Joint Operating Agreement, Pipeline Operating or Construction Agreements and material breaches by any Government or Governmental Agency of any Project Country.

The company borrowed $550 million under its $1.0 billion Bank Credit Agreement during the year and had $450 million in additional borrowings available under the agreement at December 31, 1998. The company had other undrawn letters of credit available at year-end 1998 that approximated $156 million. The majority of these letters of credit are maintained for operational needs. Borrowings under credit facilities bear interest at different margins above LIBOR and the agreements call for facility fees on either the total or undrawn commitment.
The Bank Credit Agreement and certain of the other revolving credit facilities provide for the termination of the commitments and require the prepayment of all outstanding borrowings in the event that any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of the company's Board of Directors, at least a majority of which are continuing directors, or continuing directors shall cease to constitute at least a majority of the Board.

In July 1998, the company filed a new $1.2 billion universal shelf registration statement with the Securities and Exchange Commission. The unissued $239 million balance of securities available for issuance under the company's prior shelf registration statement was combined with the amount of securities under the new registration statement resulting in a total amount of $1.439 billion available at year-end 1998. This amount was initially dedicated to the company's medium-term note program but was also available for the future issuance of other debt or equity securities.

NOTE 16 - ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES

At December 31, 1998, the company had accrued $452 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $679 million. This estimate was derived in large part from abandonment cost studies performed by outside firms and is used to calculate the amount to be amortized.

At December 31, 1998, the company's reserve for environmental remediation obligations totaled $312 million, of which $142 million was included in current liabilities. The reserve included estimated probable future costs of $16 million for federal Superfund and comparable state-managed multi-party disposal sites; $16 million for formerly-operated sites for which the company has remediation obligations; $64 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $166 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $50 million for active sites owned and/or controlled by the company and utilized in its present operations.

NOTE 17 - CONTINGENT LIABILITIES

The company has contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax and other matters, certain of which are discussed more specifically below. The company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which could have a material effect on the company's future results of operations and financial condition or liquidity.

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

Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where the company is able to determine whether it is liable or, even if liability is determined to be probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of the company's liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper clean-up methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several and retroactive liabilities on PRPs, the fact that the company is usually just one of a number of companies identified as a PRP, or other reasons.

As disclosed in note 16, at year-end 1998 the company had accrued $312 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur possible additional remediation costs aggregating approximately $190 million.

Tax matters - In 1994, the company received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1985
through 1987.    In 1995, the company filed a protest of the proposed tax
deficiency with the Appeals section of the IRS. A proposed settlement was reached for all open taxable years prior to 1988 and was approved by the Joint Committee on Taxation of the U.S. Congress in 1998. The settlement entitles the company to a refund for overpayment of tax or interest, but the company will not receive actual payment until a final resolution of losses carried back from 1993 to pre-1988 taxable years occurs.

The company believes it has adequately provided in its accounts for tax items and issues not yet resolved.

Other matters - The company has signed a letter agreement regarding the Transocean Discoverer Spirit deepwater drill ship with a minimum daily rate of $210 thousand for five years. The drill ship is scheduled for delivery in the Gulf of Mexico in 2000.

In February 1996, Bridas Corporation filed a petition against the company and others in the District Court of Fort Bend County, Texas, alleging that the defendants conspired to and did tortiously interfere with Bridas' rights under agreements with the government of Turkmenistan to develop the Yashlar Field and to transport gas from that field to Pakistan. The petition also alleged that the defendants interfered with Bridas' exclusive right to lay a gas pipeline in Afghanistan. Bridas sought actual damages, as well as punitive damages, plus interest. Bridas' expert witnesses stated in pre-trial discovery that Bridas' total actual damages for loss of future profits were approximately $1.7 billion. In the alternative, Bridas was expected to seek an award of approximately $430 million with respect to its total expenditures in Turkmenistan. In October 1998, the court granted the defendants' motion for summary judgement and dismissed the action. In March 1999, Bridas filed a notice of appeal of the dismissal.

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

NOTE 18 - OTHER FINANCIAL INFORMATION

The consolidated balance sheet at December 31 includes the following:

Millions of dollars                                                                               1998               1997
-------------------------------------------------------------------------------------------------------------------------
Other deferred credits and liabilities:
   Postretirement medical benefits obligation                                                    $ 208              $ 210
   Reserve for litigation and other claims                                                         139                181
   Other employee benefits                                                                          93                 70
   Advances related to future production                                                            29                 47
   Minority interest                                                                                26                 29
   Other                                                                                            45                 64
-------------------------------------------------------------------------------------------------------------------------
      Total                                                                                      $ 540              $ 601
-------------------------------------------------------------------------------------------------------------------------
Allowances for doubtful accounts and notes receivable                                            $  78              $  35
Allowances for investments and long-term receivables                                             $  34              $  32
-------------------------------------------------------------------------------------------------------------------------


NOTE 19 - TRUST CONVERTIBLE PREFERRED SECURITIES

In September 1996, Unocal exchanged 10,437,873 newly issued 6 1/4 percent trust convertible preferred securities of Unocal Capital Trust, a Delaware business trust (the Trust), for 9,352,962 shares of Unocal's $3.50 convertible preferred stock which were tendered in response to Unocal's exchange offer. Unocal acquired the convertible preferred securities, which have an aggregate liquidation value of $522 million, from the Trust, together with 322,821 common securities of the Trust, which have an aggregate liquidation value of $16 million, in exchange for $538 million principal amount of 6 1/4 percent convertible junior subordinated debentures of Unocal. The convertible preferred securities and common securities of the Trust represent undivided beneficial interests in the debentures, which are the sole assets of the Trust.

In 1996, a charge to retained earnings of $54 million was recorded for the exchange to reflect the excess of the $522 million carrying value of the convertible preferred securities issued (which amount was based on the market value of the shares of Unocal common stock into which the tendered shares of $3.50 convertible preferred stock could have been converted) over the $468 million carrying value of the tendered shares.

The convertible preferred securities have a liquidation value of $50 per security and are convertible into shares of Unocal common stock at a conversion price of $42.56 per share, subject to adjustment upon the occurrence of certain events. Distributions on the convertible preferred securities are cumulative at an annual rate of 6 1/4 percent of their liquidation amount and are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year to the extent that the Trust receives interest payments on the debentures, which payments are subject to deferral by Unocal under certain circumstances.

Upon repayment of the debentures by Unocal, whether at maturity, upon redemption or otherwise, the proceeds thereof must immediately be applied to redeem a corresponding amount of the convertible preferred securities and the common securities of the Trust.

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

The Trust is accounted for as a consolidated subsidiary of Unocal, with the debentures and payments thereon by Unocal to the Trust eliminated in the consolidated financial statements. The exchange of outstanding shares of $3.50 convertible preferred stock for convertible preferred securities and the conversion of the remaining shares of $3.50 convertible preferred stock to common stock were non-cash transactions and, therefore, were excluded from the 1996 cash flow statement. The payment obligations of the Trust under the convertible preferred securities are unconditionally guaranteed on a subordinated basis by Unocal. Such guarantee, when taken together with Unocal's obligations under the debentures and the indenture pursuant to which the debentures were issued and its obligations under the amended and restated declaration of trust governing the Trust, provides a full and unconditional guarantee by Unocal of the Trust's obligations under the convertible preferred securities.

Following the exchange offer, Unocal called the 897,038 unexchanged shares of the $3.50 convertible preferred stock for redemption. All of these shares were converted by the holders into 1,458,575 shares of Unocal common stock prior to the redemption date.

The numbers of convertible preferred securities outstanding on December 31, 1998 and December 31, 1997 were 10,437,137 and 10,437,212, respectively.

NOTE 20 - CAPITAL STOCK

Common Stock

Authorized - 750,000,000
$1.00 Par value per share
Thousands of shares                                                              1998                  1997                  1996
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                                242,526               250,671               247,310
Issuances of common stock (a)                                                       213                 1,117                 3,361
Purchase of treasury stock                                                       (1,361)               (9,262)                 -
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                                      241,378               242,526               250,671
-----------------------------------------------------------------------------------------------------------------------------------

(a) net of cancellations

At December 31, 1998, there were approximately 12.3 million shares reserved for the conversion of Unocal Capital Trust convertible preferred securities, 19.8 million shares for the company's employee benefit plans and Directors' Restricted Stock Plan and 3.4 million shares for the company's Dividend Reinvestment and Common Stock Purchase Plan.

Treasury Stock - In December 1996, the company established a common stock repurchase program. The Board of Directors authorized the repurchase of up to $400 million of the common stock outstanding. The program was completed in January 1998. In January 1998, the Board of Directors extended the repurchase program and authorized management to repurchase up to an additional $200 million of common stock. At December 31, 1998, the company held 10,622,778 common shares as treasury stock, which is shown at a cost of $411 million.

Preferred Stock - The company has authorized 100,000,000 shares of preferred stock with a par value of $0.10 per share. In July 1992, the company issued 10,250,000 shares of $3.50 convertible preferred stock. The preferred stock accrued annual dividends of $3.50. During 1996, all outstanding shares of convertible preferred stock were exchanged for 6 1/4 percent Trust convertible preferred securities of Unocal Capital Trust or were converted into Unocal common stock (see note 19).

Stockholder Rights Plan - In January 1990, the Board of Directors adopted a stockholder rights plan (Rights Plan) and declared a dividend of one preferred stock purchase right (Right) for each share of common stock outstanding. The Board also authorized the issuance of one Right for each common share issued after February 12, 1990, and prior to the earlier of the date on which the rights become exercisable, the redemption date or the expiration date.

The Board of Directors has designated 3,000,000 shares of preferred stock as Series A Junior Participating cumulative preferred stock (Series A preferred stock) in connection with the Rights Plan. The Rights Plan provides that in the event any person, or group of affiliated persons, becomes, or commences a tender offer or exchange offer pursuant to which such person or group would become the beneficial owner of 15 percent or more of the outstanding common shares, each Right (other than Rights held by the 15 percent stockholder) will be exercisable, on and after the close of business on the tenth business day following such event, unless the Rights are redeemed by the Board of Directors of the company, to purchase units of Series A preferred stock (each consisting of one one-hundredth of a share) having a market value equal to two times the then-current exercise price (initially $75). The Rights Plan further provides that if, on or after the occurrence of such event, the company is merged into any other corporation, or 50 percent or more of the company's assets or earning power are sold, each Right (other than Rights held by the 15 percent stockholder) will be exercised to purchase shares of the acquiring corporation having a market value equal to two times the exercise price.

The Rights expire on January 29, 2000, unless previously redeemed by the Board of Directors. The Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings of the company. As of December 31, 1998, none of the Series A preferred stock had been issued nor had the Rights become exercisable.

NOTE 21 - OTHER COMPREHENSIVE INCOME

In April 1998, the company exchanged its Canadian oil and gas assets for common stock and debentures of Tarragon. In the third quarter of 1998, the company sold its interests in Tarragon's common stock and debentures as a result of a tender-offer for Tarragon common stock by USX-Marathon. During the year, these transactions along with other equity affiliate transactions impacted other comprehensive income as follows:

Millions of dollars
--------------------------------------------------------------------------------------------------------------------
Accumulated unrealized translation adjustment losses at December 31, 1997                                      $ (18)
      Adjustment for gain on exchange                                                                              7
      Adjustment for gain on sale                                                                                  5
      Unrealized translation adjustments                                                                         (19)
                                                                                                               -----
Accumulated unrealized translation adjustment losses at December 31, 1998                                      $ (25)
--------------------------------------------------------------------------------------------------------------------

There were no income tax effects related to unrealized translation adjustments.

NOTE 22 - STOCK-BASED COMPENSATION PLANS

Under the company's Special Stock Option Plan of 1996, the Unocal Stock Option Plan, the Management Incentive Programs of 1998, 1991 and 1985, and the Directors' Restricted Stock Units Plan, non-qualified stock options, restricted stock, performance shares and other common stock-based awards are granted to executives, directors and certain employees to provide incentives and rewards to strengthen their commitment to maximizing the profitability of the company and increasing shareholder value. The 1998 Management Incentive Program authorized up to 8.25 million shares of common stock for stock options, restricted stock and performance share awards. The Unocal Stock Option Plan, the Special Stock Option Plan of 1996, the 1991 and 1985 programs authorized up to 2 million, 1.1 million, 11 million and 9 million shares of common stock, respectively for stock options, restricted stock and performance share awards. The Directors' Plan authorized the issuance of up to 300,000 shares of common stock.

Stock options generally have a maximum term of ten years and generally vest over a three-year period at a rate of 50 percent the first year and 25 percent per year in each of the two succeeding years. Under the Performance Stock Option Plan included in the Management Incentive Program of 1998, three million performance stock options were awarded to eight senior executives at $51.01 per share. These options vest in March 2001, subject to certain additional vesting requirements. These performance stock options were granted in combination with approximately 1.6 million limited stock appreciation rights at the price of $38.69 per share, which become fully vested and payable following certain change in control events as defined in the Performance Stock Option Plan.

The option price may not be less than the fair market value of the common stock on the date the option is granted. Restrictions may be imposed for a period of five years on certain shares acquired through the exercise of options granted after 1990 under the Management Incentive Programs of 1985, 1991, and 1998. Generally, restricted stock awards are based on the average closing price of the common stock for the last 30 trading days of the year prior to the grant date or on the average price of the common stock on the trading day that the stock is awarded. Restricted shares are not delivered until the end of the restricted period, which does not exceed ten years. Performance share awards have four-year terms and are generally peid out 50 percent in shares of common stock and 50 percent in cash. The amount of the payout is based on the return of the company's common stock relative to the total average return on the common stocks of a peer group of companies subject to further downward adjustments by the Management Development and Compensation Committee.

A summary of the company's stock plans for the last three years is presented below:

                                                                                            Weighted                 Weighted
                                                                                         Average Option            Average Grant
                                                                  Number of              Exercise Price           Date Fair Value
                                                               Options/Shares              Per Share                 Per Share
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding at January 1, 1996                                4,473,235                       $26                       $ -
Options granted during year                                           2,011,983                        33                        33
Options exercised during year                                        (1,328,954)                       24                         -
Options canceled/forfeited during year                                  (47,060)                       30                         -
                                                                  -------------
Options outstanding at December 31, 1996                              5,109,204                        29                         -
Options exercisable at December 31, 1996                              2,747,611                        27                         -
Restricted stock awarded during year                                    152,169                         -                        33
Performance shares awarded during year                                  306,713                         -                        33
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding at January 1, 1997                                5,109,204                       $29                       $ -
Options granted during year                                             872,720                        39                        39
Options exercised during year                                          (605,430)                       28                         -
Options canceled/forfeited during year                                 (454,466)                       31                         -
                                                                   ------------
Options outstanding at December 31, 1997                              4,922,028                        31                         -
Options exercisable at December 31, 1997                              3,370,712                        29                         -
Restricted stock awarded during year                                    642,187                         -                        38
Performance shares awarded during year                                  197,505                         -                        40
------------------------------------------------------------------------------------------------------------------------------------

Options outstanding at January 1, 1998                                4,922,028                       $31                       $ -
Options granted during year                                           4,754,518                        46                        46
Options exercised during year                                          (214,343)                       27                         -
Options canceled/forfeited during year                                 (187,281)                       37                         -
                                                                   ------------
Options outstanding at December 31, 1998                              9,274,922                        39                         -
Options exercisable at December 31, 1998                              4,310,814                        31                         -
Restricted stock awarded during year                                    110,334                         -                        38
Performance shares awarded during year                                  215,177                         -                        39
------------------------------------------------------------------------------------------------------------------------------------


Under the Management Incentive Program of 1998, the Unocal Stock Option Plan, and the Directors' Restricted Stock Units Plan, there were 5,157,652 shares, 1,855,503 shares, and 159,598 shares respectively, available at year-end 1998 for stock option grants as well as other awards. No additional grants may be awarded under the Management Incentive Program of 1985 or the Special Stock Option Plan of 1996. No additional grants may be awarded under the Management Incentive Program of 1991, except for shares to be issued for existing elections by employees to defer all or a portion of their 1998 cash awards into restricted stock, which will be issued in 1999. The balance of shares under the program is 1,234,450 shares. The company expects to issue less than 100,000 shares for the 1998 awards.

Significant option groups outstanding at December 31, 1998 and related weighted average price and life information follows:


                       Options Outstanding                                                               Options  Exercisable
------------------------------------------------------------------------------                  ------------------------------------


                                                Weighted            Weighted                                               Weighted
                            Number              Average              Average                            Number              Average
    Range of             Outstanding           Remaining            Exercise                         Exercisable           Exercise
 Exercise prices         at 12/31/98          Life (years)            Price                          at 12/31/98             Price
------------------------------------------------------------------------------                  ------------------------------------


     $21 - $24                 610,243                 1.8                 $22                            610,243                $22

     $26 - $29               1,583,235                 5.2                 $28                          1,583,235                $28

     $30 - $33               1,630,565                 7.8                 $32                          1,291,973                $32

     $34 - $38                 127,374                 9.4                 $35                             20,091                $36

     $39 - $45               2,323,505                 8.8                 $39                            805,272                $39

     $46 - $51               3,000,000                 9.2                 $51                                  -                  -

------------------------------------------------------------------------------                  ------------------------------------



The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                                                                    1998               1997               1996
---------------------------------------------------------------------------------------------------------------------------------
 Expected life (years)                                                                    4                  4                  4
 Interest rate                                                                          5.2%               6.4%               6.1%
 Volatility                                                                            34.7%              28.1%              23.8%
 Dividend yield                                                                         2.2%               2.0%               2.4%
---------------------------------------------------------------------------------------------------------------------------------

The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation. Stock-based compensation expense recognized in the company's consolidated earnings statement was $42 million in 1998, $32 million in 1997, and $36 million in 1996. These amounts include expenses related to the company's various cash incentive plans that are paid to certain employees based upon the return of the company's common stock relative to the average return on the common stock of a peer group of companies. Had the company recorded compensation expense using the accounting method recommended by SFAS No. 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

Millions of dollars except per share amounts                                       1998           1997             1996
--------------------------------------------------------------------------------------------------------------------------
Net earnings
    As reported                                                                      $ 130          $ 581           $   36
    Pro forma                                                                          118            575               32
 Net basic earnings (loss) per share
    As reported                                                                      $0.54          $2.34           $(0.15)
    Pro forma                                                                         0.49           2.32            (0.16)
--------------------------------------------------------------------------------------------------------------------------


NOTE 23 - FINANCIAL INSTRUMENTS

The company does not hold or issue financial instruments for trading purposes other than those that are hydrocarbon based.

Notional amounts are not included on the consolidated balance sheet and generally exceed the future cash requirements relating to the instruments.

The counterparties to the company's financial instruments include regulated exchanges, international and domestic financial institutions and other industrial companies. All of the counterparties to the company's financial instruments must pass certain credit requirements deemed sufficient by management before trading physical commodities or financial instruments with the company. Even though the company may be exposed to losses in the event of non-performance by these counterparties, it does not anticipate that such losses will be realized. In the opinion of management, the off-balance-sheet credit risk associated with these instruments is immaterial.

Interest rate contracts - The company enters into interest rate swap contracts to manage its debt with the objective of minimizing the company's borrowing costs. Net payments or receipts under the contracts are recorded in interest expense on a current basis. The related amounts payable to, or receivable from, the counterparties are included in interest payable on the consolidated balance sheet. The company had no interest rate swaps outstanding at year-end 1998.

The company may also enter into interest rate option contracts to protect its interest rate positions, depending on market conditions. At December 31, 1998, the company had an interest rate option outstanding which effectively capped a portion of the company's effective borrowing rate for a period of ten years. This option was designed to cap the U.S. Treasury interest rate component for an expected $200 million, ten-year debt issuance. The fair value of the option at December 31, 1998 was not material.

Foreign currency contracts - Unocal enters into various foreign currency contracts such as forwards, swaps, and option contracts to manage its exposures to adverse impacts of foreign currency fluctuations under debt and other obligations. Foreign currency gains or losses on the outstanding contracts essentially offset the foreign currency gains or losses of the underlying obligations.

During 1986, the company entered into a currency swap agreement to hedge foreign currency exchange exposures related to the interest and principal payments on the company's Deutsche Mark bonds due in 1998. In May 1998, the company retired the Deutsche Mark bonds and the related swap agreement. The company also had two currency swap agreements outstanding on borrowings of its Canadian subsidiary, with notional amounts totaling $250 million at year-end 1997. In 1998, the borrowings were repaid and the swap agreements were terminated.

At December 31, 1998, the company had 13 forward foreign currency exchange contracts outstanding to purchase Thai baht and Canadian dollars. The contracts are designed to hedge the company's exposures for estimated income tax payments and other foreign currency denominated obligations due to be paid in 1999. Ten of the contracts require the company to purchase 3,946 million Thai baht in exchange for $101 million. The fair value of the Thai baht contracts at December 31, 1998 was approximately $107 million. The other three contracts call for the company to purchase 82 million Canadian dollars for $53 million. The fair value of the Canadian dollar contracts at December 31, 1998 approximated the notional amount. Fair value was derived by comparing the contract rates to the forward rates in effect at year-end 1998.

Other commodity-based contracts - The company generally uses hydrocarbon futures contracts, swaps and options with maturities of 24 months or less to mitigate the impact of fluctuations in prices of crude oil and natural gas. Realized and unrealized changes in the market values of futures contracts used for general risk management purposes are recorded currently in sales and operating revenues of the underlying class of commodity. The company may also enter into swaps, options and other contracts to hedge contractual delivery commitments and future crude oil and natural gas production against price exposure. In certain cases, the company enters into longer-term derivative instruments, such as swap contracts, to hedge its exposure to long-term fixed price commitments. Realized and unrealized changes in the market values of the contracts related to the hedges are deferred until the hedged transactions are recognized.

At December 31, 1998, the company had $86 million of futures contracts outstanding to purchase 7,040 thousand barrels of crude oil and $9 million of futures contracts outstanding to sell 855 thousand barrels of crude oil. The purchase contracts primarily offset the fixed price risk associated with the company's pre-paid crude oil sale delivery obligations (see note 24). The fair value of the purchase contracts at year-end 1998 was approximately $90 million. The fair value of the sale contracts at year-end 1998 approximated the notional amounts. Natural gas futures contracts outstanding at December 31, 1998 were immaterial. The fair values of the contracts are based on quoted market prices at December 31, 1998. At December 31, 1997, the company had $31 million of futures contracts outstanding for the purchase of 1,580 thousand barrels of crude oil and $2 million of futures contracts outstanding for the purchase of 900 million cubic feet of natural gas. Differences between the contract notional amounts and the fair values of the contracts, based on quoted market prices, were immaterial.

As of December 31, 1998 and 1997, the carrying amounts of certain financial instruments employed by the company, including cash, cash equivalents, and trade receivables and payables were representative of fair values because of the short-term maturity of those instruments.

The estimated fair value of the company's long-term debt was $2,674 million and $2,284 million at year- end 1998 and 1997, respectively. Fair value was based on the discounted amounts of future cash outflows using the rates offered to the company for debt with similar remaining maturities.

The estimated fair values of Unocal Capital Trust's 6 1/4 percent convertible preferred securities were $511 million and $519 million at year-end 1998 and 1997, respectively. Fair value was based on the trading prices of the preferred securities on December 31, 1998 and 1997.

Concentrations of credit risks - Financial instruments that potentially subject the company to concentrations of credit risks primarily consists of temporary cash investments and trade receivables. The company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The concentration of trade receivable credit risk is generally limited due to the company's customers being spread across industries in several countries. The company's management has established certain credit requirements that its customers must meet before sales credit is extended. The company monitors the financial condition of its customers to help ensure collections and to minimize losses.

The majority of the company's trade receivables balance at December 31, 1998 is attributable to the sale of crude oil and natural gas produced by the company or purchased by the company for resale. The company has receivable concentrations for its crude oil and natural gas sales in certain Asian countries that are subject to currency fluctuations and other factors affecting the region. No individual crude oil and natural gas customer made up ten percent or more of the company's consolidated trade receivable balance outstanding at December 31, 1998.

The company had gross geothermal and power trade receivables of approximately $100 million, or 12 percent of its consolidated trade receivable balance, outstanding from various Indonesian entities at December 31, 1998. The company is receiving partial payments for some of these receivables on a timely basis. Agreements provide for a portion of the outstanding receivables to be paid over the next several years. The company is working closely with the Indonesian government to resolve this issue.

NOTE 24 - ADVANCE SALE OF CRUDE OIL

In December 1998, Unocal entered into a pre-paid crude oil sales contract to deliver 8.5 million barrels of crude oil in 1999. The delivery period runs from January 1999 through November 1999. In exchange for the crude oil to be provided, Unocal received an advance payment of approximately $100 million in December 1998. The company did not dedicate a portion of its oil reserves to the contract and it has the option to satisfy contract delivery requirements with crude oil purchased from third parties. Accordingly, the obligation associated with the future delivery of the crude oil has been recorded as deferred revenue and will be amortized into revenue as scheduled deliveries of crude oil are made through out 1999. The obligation is included in other current liabilities on the consolidated balance sheet.

NOTE 25 - SUMMARIZED FINANCIAL DATA OF UNION OIL

Unocal Corporation is the parent of Union Oil Company of California. Virtually all operations are conducted by Union Oil and its subsidiaries.

Summarized financial information for Union Oil and its consolidated subsidiaries is presented below:

                                                                                               Years Ended December 31

Millions of dollars                                                                  1998                1997                1996
------------------------------------------------------------------------------------------------------------------------------------

Total revenues                                                                         $5,479             $6,064             $5,328
Total costs and other deductions, including income taxes                                5,327              5,377              4,860
------------------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before discontinued
   operations and extraordinary item                                                   $  152             $  687              $ 468
Discontinued operations
   Earnings from operations (net of taxes)                                                  -                  -                 71
   Loss on disposal (net of taxes)                                                          -                (50)              (491)

Extraordinary item - early extinguishment of debt (net of  taxes)                           -                (38)                 -
------------------------------------------------------------------------------------------------------------------------------------

Net earnings                                                                           $  152             $  599              $  48
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                  At December 31
Millions of dollars                                                                          1998                 1997
--------------------------------------------------------------------------------------------------------------------------

Current assets                                                                                 $1,388               $1,576
Noncurrent assets                                                                               6,583                6,053
Current liabilities                                                                             1,374                1,124
Noncurrent liabilities                                                                          3,852                3,534
Shareholder's equity                                                                            2,745                2,971
--------------------------------------------------------------------------------------------------------------------------

NOTE - 26 SEGMENT AND GEOGRAPHIC DATA

The company's reportable segments are as follows:

                      Exploration and Production Segment

The company's Spirit Energy 76 business unit is responsible for oil and gas operations in the Lower 48 United States. The Other United States category consists primarily of Alaska oil and gas operations. A substantial portion of crude oil and natural gas produced in the United States is sold to the company's Global Trade segment. The remainder is sold to third parties or, in the case of the company's Alaska natural gas production, used in the company's agricultural products operations.

The company's International Operations includes the company's international exploration and production activities and the exploration activities performed by the company's New Ventures group. The company is currently engaged in oil and gas production activities in nine foreign countries: Thailand, Indonesia, Canada, The Netherlands, Azerbaijan, Yemen, Myanmar, the Democratic Republic of Congo and Bangladesh. In 1998, approximately $561 million, or 11 percent, of the company's total external sales and operating revenues were attributable to the Petroleum Authority of Thailand. Crude oil is primarily sold to third parties at spot market prices.

                             Global Trade Segment

This segment conducts most of the company's worldwide crude oil, condensate, and natural gas trading and marketing activities and is responsible for the company's commodity-specific risk management activities. Global Trade also may purchase crude oil, condensate and natural gas from the company's joint venture partners, royalty owners and other unaffiliated oil and gas producers for resale. In January 1999, the Pipelines business unit was transferred to the company's Global Trade segment.

                    Geothermal and Power Operations Segment

The Geothermal and Power Operations segment supplies geothermal steam for power generation, with operations in California, the Philippines and Indonesia. The segment's current activities also include operating power plants in Indonesia and an interest in the construction of a gas-fired power plant in Thailand.

                         Diversified Business Segment

The Agricultural Products business unit manufactures and markets nitrogen-based products for wholesale agricultural and industrial markets supplying the western United States and the Pacific Rim. The Carbon and Minerals business unit produces and markets petroleum coke, graphites and specialty minerals. The Pipelines business unit principally includes the company's equity interests in affiliated pipeline companies. The Other category primarily included the company's equity interest in the UNO-VEN partnership, prior to its restructuring in May 1997.

                           Corporate and Unallocated

Corporate and Unallocated includes all unallocated corporate administrative and general items, miscellaneous operations including real estate, and non-exploration and production activities of the New Ventures group, such as the new project development of common carrier pipelines, liquefied petroleum gas plants and electrical power generating plants. Financial data for businesses that were sold or being phased-out, particularly for prior years, are also included in the Corporate and Unallocated segment.

The following tables presents the company's financial data by business segments and geographic areas of operations. Intersegment revenues in business segment data are primarily sales from the exploration and production segment to the Global Trade segment. Intersegment sales prices approximate market prices. Geographic revenues primarily represent sales of crude oil and natural gas produced within the countries or regions shown.

SEGMENT DATA


1998 Segment Information                         Exploration & Production              Global    Geothermal       Diversified
Millions of dollars                           United States        International       Trade      & Power           Business
                                              -------------        -------------                 Operations
                                            Spirit              Far                                          Agricultural   Carbon &
                                          Energy 76    Other    East      Other                                Products     Minerals
                                          ------------------------------------------------------------------------------------------
External sales & operating revenues         $  106   $   110    $   723     $   161    $3,057      $ 168       $  376       $  207
 Other revenue (loss)                           30         1        (24)        179         -         47            1           32
Inter-segment revenues                         918        74        250          11         1          -            -            -
                                            ----------------------------------------------------------------------------------------
Total                                        1,054       185        949         351     3,058        215          377          239

Income (loss) from equity affiliates            (2)        -         (4)          1         -         10            -           26
Depreciation, depletion & amortization         410        71        212          68         1         21           18           44
Dry hole expense                               121         -         42          21         -          -            -            -

Operating profit (loss) before income taxes
  and minority interest in earnings              -         9        443          53        33         77           44          (28)
    Income taxes (benefit)                       -         3        248          12        12         25            7          (19)
    Minority interest in earnings                2         -          -           -         -          -            -            5
                                            ----------------------------------------------------------------------------------------
Net earnings (loss)                             (2)        6        195          41        21         52           37          (14)

Capital expenditures                           767        43        472         290         2         26            8           42
Assets                                       2,094       329      1,848         641       317        598          305          419
Investment in equity affiliates                  6         -        197          22        (3)        23            -           47
                                            ----------------------------------------------------------------------------------------
                                            Diversified                    Corporate & Unallocated                           Totals
                                          Business (cont.)
                                                             Administrative Net Interest  Environmental   New
                                         Pipelines     Other  & General       Expense     & Litigation  Ventures  Other (a)

                                         -------------------------------------------------------------------------------------------
External sales & operating revenues         $   40     $   -     $    -      $    -        $    -       $    -    $   55     $5,003
 Other revenue (loss)                           68         -          -          33             -           (1)      110        476
Inter-segment revenues                           9         -          -           -             -            -    (1,263)         -
                                         -------------------------------------------------------------------------------------------
Total                                          117         -          -          33             -           (1)   (1,098)     5,479

Income from equity affiliates                   63         -          -           -             -            -         2         96
Depreciation, depletion & amortization          10         -          6           -             -            -         6        867
Dry hole expense                                 -         -          -           -             -            -         -        184

Operating profit (loss) before income taxes
  and minority interest in earnings             81         -       (114)       (144)         (161)         (33)       52        312
    Income taxes (benefit)                      14         -        (35)        (31)          (59)         (11)        9        175
    Minority interest in earnings                -         -          -           -             -            -         -          7
                                         ------------------------------------------------------------------------------------------
Net earnings (loss)                             67         -         (79)      (113)         (102)         (22)       43        130

Capital expenditures                            28         -           -          -             -            1        25      1,704
Assets                                         298         -           -          -             -            -     1,103      7,952
Investment in equity affiliates                183         -           -          -             -            -         4        479
                                         ------------------------------------------------------------------------------------------

(a) Includes eliminations and consolidation adjustments.


1997 Segment Information
                                                  Exploration & Production        Global     Geothermal           Diversified
Millions of dollars                             United States    International      Trade       & Power             Business
                                                -------------    -------------                Operations
                                               Spirit            Far                                       Agricultural    Carbon &
                                              Energy 76  Other   East       Other                            Products      Minerals
                                             ---------------------------------------------------------------------------------------

External sales & operating revenues           $  138     $  136  $   798    $  229   $ 3,427    $ 121        $   439        $  371
 Other revenue (loss)                             11          -      (13)       (3)        -       (4)             -           167
Inter-segment revenues                         1,279        138      356        30        25        -              -             -
                                             ---------------------------------------------------------------------------------------
Total                                          1,428        274    1,141       256     3,452       117           439            538

Income (loss) from equity affiliates               -          -        -         1         -        (7)            -             47
Depreciation, depletion & amortization           468         53      303        69         -        20            18             12
Dry hole expense                                  29          -       69         1         -        11             -              -

Operating profit (loss) before income taxes
  and minority interest in earnings              305         96      503       (33)       27        31            83            109
    Income taxes (benefit)                       114         36      111        12        11         5            29             33
    Minority interest in earnings                  5          -        -         -         -         -             -              4
                                             ---------------------------------------------------------------------------------------
After-tax operating profit (loss)                186         60      392       (45)       16        26            54             72
    Discontinued operations (net)                  -          -        -         -         -         -             -              -
    Early extinguishment of debt (net)             -          -        -         -         -         -             -              -
                                             ---------------------------------------------------------------------------------------
Net earnings (loss)                              186         60      392       (45)       16        26            54             72

Capital expenditures                             331         36      609       192         -       102            18             30
Assets                                         1,878        388    1,534       658       357       511           316            376
Investment in equity affiliates                    -          -      155        12        (4)        5             -             51
                                             ---------------------------------------------------------------------------------------
                                             ---------------------------------------------------------------------------------------

                                                Diversified                          Corporate & Unallocated                  Totals
                                             Business (cont.)

                                                              Administrative  Net Interest   Environmental   New
                                             Pipelines  Other   & General       Expense      & Litigation  Ventures  Other (a)
                                             ---------------------------------------------------------------------------------------
External sales & operating revenues           $   33     $  58    $    -        $   -        $    -        $  -      $   31  $5,781
 Other revenue (loss)                             60         -         -           42             -           -          23     283
Inter-segment revenues                            14         -         -            -             -           -      (1,842)      -
                                             ---------------------------------------------------------------------------------------
Total                                            107        58         -           42             -           -      (1,788)  6,064

Income from equity affiliates                     58        53         -            -             -           -           2     154
Depreciation, depletion & amortization             7         -         -            -             -           -          12     962
Dry hole expense                                   -         -         -            -             -           -           -     110

Operating profit (loss) before income taxes
  and minority interest in earnings               70        45      (121)        (133)         (146)        (49)         (7)    780
    Income taxes (benefit)                        11         7       (40)         (27)          (55)        (16)       (129)    102
    Minority interest in earnings                  -         -         -            -             -           -           -       9
                                             ---------------------------------------------------------------------------------------
After-tax operating profit (loss)                 59        38       (81)        (106)          (91)        (33)        122     669
    Discontinued operations (net)                  -         -         -            -             -           -         (50)    (50)
    Early extinguishment of debt (net)             -         -         -            -             -           -         (38)    (38)
                                             ---------------------------------------------------------------------------------------
Net earnings (loss)                               59        38       (81)        (106)          (91)        (33)         34     581

Capital expenditures                              11         -         -            -             -           -          49   1,378
Assets                                           308         -         -            -             -           -       1,204   7,530
Investment in equity affiliates                  192         -         -            -             -           -           2     413
                                      ----------------------------------------------------------------------------------------------


(a) Includes eliminations and consolidation adjustments.


                                                   --------------------------------------------------------
1996 Segment Information                                               Exploration &  Production
Millions of dollars                                          United States                International
                                                             --------------               -------------
                                                         Spirit                        Far
                                                        Energy 76        Other         East           Other
                                                   --------------------------------------------------------
External sales & operating revenues                        $   79        $ 12        $  618           $ 258
 Other revenue (loss)                                           1         107            (2)             39
Inter-segment revenues                                      1,380         475           341              25
                                                   --------------------------------------------------------
Total                                                       1,460         594           957             322

Income (loss) from equity affiliates                            -           -             -               1
Depreciation, depletion & amortization                        398         128           208              69
Dry hole expense                                               62           5            50              14

Operating profit (loss) before income taxes
  and minority interest in earnings                           449         197           469              74
    Income taxes (benefit)                                    173          75           232              (3)
    Minority interest in earnings                               2           -             -               -
                                                   --------------------------------------------------------
After-tax operating profit (loss)                             274         122           237              77
    Discontinued operations (net)                               -           -             -               -
Net earnings (loss)                                           274         122           237              77
                                                   --------------------------------------------------------

Capital expenditures                                          371       47              407             102
Assets                                                      1,998      416            1,257             495
Investment in equity affiliates                                 -        -               76              10
                                                   --------------------------------------------------------


                                                   --------------------------------------------------------
                                                     Global       Geothermal            Diversified
                                                     Trade          & Power              Business
                                                                  Operations
                                                                                 Agricultural    Carbon &
                                                                                  Products       Minerals

                                                   ------------------------------------------------------
External sales & operating revenues                 $3,176          $133         $   519        $  265
 Other revenue                                           -           (88)              -            28
Inter-segment revenues                                  64             -               -             -
                                                   ------------------------------------------------------
Total                                                3,240            45             519           293

Income from equity affiliates                            -            (2)             27            24
Depreciation, depletion & amortization                   -            49              21             7
Dry hole expense                                         -             8               -             -

Operating profit (loss) before income taxes
  and minority interest in earnings                     26           (76)            152            59
    Income taxes (benefit)                              10           (21)             54            12
    Minority interest in earnings                        -             -               -             -
                                                   ------------------------------------------------------

After-tax operating profit (loss)                       16           (55)             98            47
    Discontinued operations (net)                        -             -               -             -
Net earnings (loss)                                     16           (55)             98            47
                                                   ------------------------------------------------------


Capital expenditures                                     -           114              12            16

Assets                                                 356           439             302           265

Investment in equity affiliates                         (2)           10             196            93

                                                   ------------------------------------------------------

                                                 ----------------------------------------------------------------------
                                                     Diversified                    Corporate & Unallocated
                                                   Business (cont.)
                                                                          Administrative   Net Interest   Environmental
                                                 Pipelines     Other        & General        Expense      & Litigation
                                                 ----------------------------------------------------------------------
External sales & operating revenues              $   33        $  -        $    -             $   -          $    -
 Other revenue                                       73          27             -                23               -
Inter-segment revenues                               14           -             -                 -               -
                                                 ----------------------------------------------------------------------
Total                                               120          27             -                23               -

Income from equity affiliates                        56           -             -                 -               -
Depreciation, depletion & amortization                7           -             -                 -               -
Dry hole expense                                      -           -             -                 -               -

Operating profit (loss) before income taxes
  and minority interest in earnings                  86          22          (157)             (256)           (230)
    Income taxes (benefit)                           17           8           (58)              (81)            (87)
    Minority interest in earnings                     -           -             -                 -               -
                                                 ----------------------------------------------------------------------
After-tax operating profit (loss)                    69          14           (99)             (175)           (143)
    Discontinued operations (net)                     -           -             -                 -               -
                                                 ----------------------------------------------------------------------
Net earnings (loss)                                 69           14           (99)             (175)           (143)

Capital expenditures                                54            -             -                 -               -
Assets                                              314         196             -                 -               -
Investment in equity affiliates                     195           -             -                 -               -
                                                 ----------------------------------------------------------------------


                                                     ------------------------------------
                                                       Corporate & Unallocated     Totals

                                                       New
                                                     Ventures      Other (a)
                                                     ------------------------------------

External sales & operating revenues                  $  -         $     8         $ 5,101
 Other revenue                                          -              19             227
Inter-segment revenues                                  -          (2,299)              -
                                                     ------------------------------------
Total                                                   -          (2,272)          5,328

Income from equity affiliates                           -               -             106
Depreciation, depletion & amortization                  -              27             914
Dry hole expense                                        -               -             139

Operating profit (loss) before income taxes
  and minority interest in earnings                   (36)            (19)            760
    Income taxes (benefit)                            (13)            (16)            302
    Minority interest in earnings                       -               -               2
                                                     ------------------------------------
After-tax operating profit (loss)                     (23)             (3)            456
    Discontinued operations (net)                       -            (420)           (420)
                                                     ------------------------------------
Net earnings (loss)                                   (23)           (423)             36

Capital expenditures                                    -              51           1,174
Assets                                                  -           1,311           7,349
Investment in equity affiliates                         -               -             578
                                                     ------------------------------------

 (a) Includes eliminations and consolidation adjustments.

GEOGRAPHIC INFORMATION


 1998 Geographic Disclosures                 ------------------------------------------------------
Millions of dollars                           United States   Thailand   Indonesia   Other Far East
                                             ------------------------------------------------------
Sales and operating revenues                        $ 3,359     $  614      $  531            $ 158
Long lived assets:
   Gross                                              8,823      2,537       1,928              491
   Net                                                2,792        982         582              186
                                             ------------------------------------------------------


                                            ----------------------------------------
 1998 Geographic Disclosures                       Other       Corporate &
Millions of dollars                            International   Unallocated    Total
                                            ----------------------------------------
Sales and operating revenues                          $  287          $ 54   $ 5,003
Long lived assets:
      Gross                                            1,271           419    15,469
      Net                                                535           199     5,276
                                            ----------------------------------------


 1997 Geographic Disclosures                 ------------------------------------------------------
Millions of dollars                           United States   Thailand   Indonesia   Other Far East
                                             ------------------------------------------------------
Sales and operating revenues                        $ 3,736     $  701      $  679            $ 157
Long lived assets:
   Gross                                              8,429      2,390       1,685              360
   Net                                                2,622        944         412              111
                                             ------------------------------------------------------


                                            ----------------------------------------
 1997 Geographic Disclosures                       Other       Corporate &
Millions of dollars                            International   Unallocated    Total
                                            ----------------------------------------
Sales and operating revenues                          $  476          $ 32   $ 5,781
Long lived assets:
   Gross                                               1,419           429    14,712
   Net                                                   522           205     4,816
                                            ----------------------------------------



 1996 Geographic Disclosures                 ------------------------------------------------------
Millions of dollars                           United States   Thailand   Indonesia   Other Far East
                                             ------------------------------------------------------
Sales and operating revenues                        $ 3,160     $  574      $  612            $ 162
Long lived assets:
   Gross                                              8,271      2,174       1,467              286
   Net                                                2,716        896         322               47
                                             ------------------------------------------------------


                                            ----------------------------------------
1996 Geographic Disclosures                        Other       Corporate &
Millions of dollars                            International   Unallocated    Total
                                            ----------------------------------------
Sales and operating revenues                          $  585          $  8   $ 5,101
Long lived assets:
      Gross                                            1,491           403    14,092
      Net                                                394           215     4,590
                                            ----------------------------------------

NOTE 27 - SUBSEQUENT EVENTS

On January 26, 1999, Unocal and Calpine Corporation signed an asset purchase agreement for the sale of the company's interests in a geothermal steam venture at The Geysers in Northern California. Under the terms of the agreement, the company will receive approximately $101 million from the sale of the properties. The sale is expected to close by the end of the first quarter 1999.

On February 18, 1999, the company issued $350 million of 30 year, 7 1/2 percent debentures under its $1.439 billion universal shelf registration statement. Proceeds from this issuance are being used to retire a portion of long-term bank debt as it matures and for general corporate purposes. After issuance of the debentures, the total amount available for future issuance of medium term notes, other debt and/or equity securities under the company's universal shelf registration statement was approximately $1.089 billion.

On March 10, 1999, the company signed a letter of intent to exchange most of its Rocky Mountain oil and gas assets for cash and common shares of a domestic oil and gas exploration and production company. Under the terms of the agreement, the company will receive approximately 5.8 million common shares of Tom Brown, Inc. and $5 million in cash in exchange for most of its Rocky Mountain oil and gas properties. The exchange is valued at approximately $76 million and is expected to close in the second quarter of 1999.

QUARTERLY FINANCIAL DATA (Unaudited)


                                                                                         1998 Quarters
                                                                    ----------------------------------------------------
Millions of dollars except per share amounts                             1st             2nd           3rd           4th
------------------------------------------------------------------------------------------------------------------------
Total revenues                                                          $1,207        $1,397        $1,394        $1,481
Total costs and other deductions, including income taxes                 1,189         1,292         1,358         1,510
------------------------------------------------------------------------------------------------------------------------
      Net earnings (loss) (a)                                           $   18        $  105        $   36        $  (29)
------------------------------------------------------------------------------------------------------------------------
    Basic earnings (loss) per share of common stock (b)                 $ 0.07        $ 0.43        $ 0.15        $(0.12)
------------------------------------------------------------------------------------------------------------------------
    Diluted earnings (loss) per share of common stock (b)               $ 0.07        $ 0.43        $ 0.15        $(0.12)
------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                                        $1,171        $1,226        $1,286        $1,320
------------------------------------------------------------------------------------------------------------------------
Gross margin (c)                                                        $  110        $   43        $   23        $ (137)
------------------------------------------------------------------------------------------------------------------------
(a)  Includes after-tax  special items  increase/(decrease) of          $   54        $  (43)       $  (32)       $   57

(b)  Due to changes in the number of weighted average common shares outstanding each quarter, the earnings per share amounts by quarter may not be additive.

(c)  Gross margin equals sales and operating revenues less crude oil, natural gas and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration, and other operating taxes.


                                                                                         1997 Quarters
                                                                    -----------------------------------------------------------
Millions of dollars except per share amounts                             1st             2nd           3rd           4th
-------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                          $1,456        $1,654        $1,397        $1,557
Total costs and other deductions, including income taxes                 1,268         1,498         1,220         1,409
-------------------------------------------------------------------------------------------------------------------------------
After-tax earnings from continuing operations                              188           156           177           148
Loss on disposal of discontinued operations                                (44)          -             -              (6)
Extraordinary charge - extinguishment of debt (net of tax)                 -             (38)          -             -
-------------------------------------------------------------------------------------------------------------------------------
   Net earnings (a)                                                     $  144        $  118        $  177        $  142
-------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share of common stock (b)
   Continuing operations                                                  0.75          0.62          0.71          0.60
   Discontinued operations                                               (0.18)          -             -           (0.02)
   Extraordinary item                                                      -           (0.15)          -             -
-------------------------------------------------------------------------------------------------------------------------------
    Basic earnings per share of common stock                            $ 0.57        $ 0.47        $ 0.71        $ 0.58
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share of common of stock (b)
   Continuing operations                                                  0.73          0.61          0.70          0.59
   Discontinued operations                                               (0.17)          -             -           (0.02)
   Extraordinary item                                                      -           (0.14)          -             -
-------------------------------------------------------------------------------------------------------------------------------
   Diluted earnings  per share of                                       $ 0.56        $ 0.47        $ 0.70        $ 0.57
-------------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                                        $1,408        $1,494        $1,370        $1,509
-------------------------------------------------------------------------------------------------------------------------------
Gross margin (c)                                                        $  378        $  166        $   41        $  199
-------------------------------------------------------------------------------------------------------------------------------
(a)  Includes after-tax  special items  increase/(decrease) of          $   46        $  (21)       $  (83)       $   (8)

(b)  Due to changes in the number of weighted average common shares outstanding each quarter, the earnings per share amounts by quarter may not be additive.

(c)  Gross margin equals sales and operating revenues less crude oil, natural gas and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration, and other operating taxes.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

Results of Operations - Results of operations of oil and gas exploration and production activities are shown below. Sales revenues are shown net of purchases. Other revenues primarily include gains or losses on sales of oil and gas properties and miscellaneous rental income.

Production costs include lifting costs and taxes other than income. Exploration expenses consist of geological and geophysical costs, leasehold rentals and dry hole costs. Other operating expenses primarily include administrative and general expense. Income tax expense is based on the tax effects arising from the operations. Results of operations do not include general corporate overhead, interest costs, or Global Trade activities.

                                                          Spirit        Other         Far           Other
Millions of dollars                                       Energy 76     U.S.          East      International    Total
-------------------------------------------------------------------------------------------------------------------------
Year 1998
Sales
   To public                                              $   67       $ 93          $  709        $113        $  982
   Intercompany                                              737         73             246          14         1,070
Other revenues                                                52         11              (6)        177           234
-------------------------------------------------------------------------------------------------------------------------
      Total                                                  856        177             949         304         2,286
Production costs                                             187         82             123          66           458
Exploration expenses                                         196          2             101          77           376
Depreciation, depletion and amortization                     410         71             212          68           761
Other operating expenses                                      63         13              70          40           186
-------------------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                             -          9             443          53           505
     Income tax                                                -          3             248          12           263
-------------------------------------------------------------------------------------------------------------------------
Results of operations                                     $    -       $  6          $  195        $ 41        $  242
-------------------------------------------------------------------------------------------------------------------------
Year 1997
Sales
   To public                                              $  114       $111          $  773        $187        $1,185
   Intercompany                                              996        138             347          24         1,505
Other revenues                                                21          6               5           8            40
-------------------------------------------------------------------------------------------------------------------------
      Total                                                1,131        255           1,125         219         2,730
Production costs                                             193         93             130          74           490
Exploration expenses                                          88          1             142          52           283
Depreciation, depletion and amortization                     468         53             303          69           893
Other operating expenses                                      77         12              47          57           193
-------------------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                           305         96             503         (33)          871
     Income tax                                              114         36             111          12           273
-------------------------------------------------------------------------------------------------------------------------
Results of operations                                     $  191       $ 60          $  392        $(45)       $  598
-------------------------------------------------------------------------------------------------------------------------
Year 1996
Sales
   To public                                              $  125       $161          $  615        $213        $1,114
   Intercompany                                            1,089        201             326          21         1,637
Other revenues                                                24        109               -          51           184
-------------------------------------------------------------------------------------------------------------------------
      Total                                                1,238        471             941         285         2,935
Production costs                                             178        122             127          81           508
Exploration expenses                                          88          5              91          58           242
Depreciation, depletion and amortization                     398        128             208          69           803
Other operating expenses                                     125         19              46           3           193
-------------------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                           449        197             469          74         1,189
     Income tax (benefit)                                    173         75             232          (3)          477
-------------------------------------------------------------------------------------------------------------------------
Results of operations                                     $  276       $122          $  237        $ 77        $  712
-------------------------------------------------------------------------------------------------------------------------

Costs Incurred - Costs incurred in oil and gas property acquisition, exploration and development activities, both capitalized and charged to expense, are shown below. Data for the company's capitalized costs related to oil and gas exploration and production activities are presented in note 13.

                                                   Spirit            Other            Far                Other
Millions of dollars                               Energy 76          U.S.             East            International         Total
------------------------------------------------------------------------------------------------------------------------------------

1998
Property acquisition
   Proved                                            $ 53           $ -              $  -                 $ 10              $ 63
   Unproved                                           223             -                 4                   49               276
Exploration                                           358             3               205                   98               664
Development                                           207            42               351                  116               716
Costs incurred of equity affiliates (a)                 -             -                27                   20                47
------------------------------------------------------------------------------------------------------------------------------------

1997
Property acquisition
   Proved                                            $  4           $ -              $  -                 $ (1)             $  3
   Unproved                                            61             -                17                    1                79
Exploration                                           182             7               186                   67               442
Development                                           144            30               399                  200               773
Costs incurred of equity affiliates (a)                 -             -                83                    -                83
------------------------------------------------------------------------------------------------------------------------------------

1996
Property acquisition
   Proved                                            $  6           $ 3              $  -                 $  7              $ 16
   Unproved                                            15             -                 2                   14                31
Exploration                                           123             5               102                   44               274
Development                                           278            43               297                   81               699
Costs incurred of equity affiliates (a)                 -             -                66                    -                66
------------------------------------------------------------------------------------------------------------------------------------

(a) Represents Unocal's share of  costs incurred of investees accounted for by the equity method.

Average Sales Price and Production Costs per Unit (Unaudited) - The average sales price is based on sales revenues and volumes attributable to net working interest production. Where intersegment sales occur, intersegment sales prices approximate market prices. The average production costs per barrel are based on equivalent petroleum barrels, including natural gas converted at a ratio of 6.0 mcf to one barrel of oil, which represents the approximate energy content of the wet gas.

                                                  Spirit           Other               Far                 Other
                                                 Energy 76         U.S.               East            International         Total
---------------------------------------------------------------------------------------------------------------------------------
1998
Average sales price: (a)
   Crude oil and condensate - per barrel          $12.41         $ 9.35             $12.55               $10.73            $11.67
   Natural gas - per mcf                            2.07           1.33               2.06                 2.29              2.01
   Natural gas liquids - per barrel                 8.63          10.21              10.05                 7.78              8.97
Average production costs per barrel (b)             2.91           4.40               1.52                 4.75              2.57
---------------------------------------------------------------------------------------------------------------------------------
1997
Average sales price: (a)
   Crude oil and condensate - per barrel          $18.47         $15.25             $18.52               $17.39            $17.71
   Natural gas - per mcf                            2.51           1.41               2.30                 2.25              2.33
   Natural gas liquids - per barrel                13.53          15.67              16.20                13.35             14.28
Average production costs per barrel (b)             2.81           4.75               1.58                 5.62              2.66
---------------------------------------------------------------------------------------------------------------------------------
1996
Average sales price: (a)
   Crude oil and condensate - per barrel          $19.96         $16.83             $19.17               $19.20            $18.82
   Natural gas - per mcf                            2.43           1.40               2.28                 1.85              2.26
   Natural gas liquids - per barrel                15.41          19.41              13.48                14.12             15.09
Average production costs per barrel (b)             2.39           4.69               1.78                 5.76              2.73
---------------------------------------------------------------------------------------------------------------------------------

(a)  Excludes Global Trade margins.
(b) Includes host country shares of production in Indonesia, Yemen and the Democratic Republic of Congo.


Oil and Gas Reserve Data (Unaudited) - Estimates of physical quantities of oil and gas reserves, determined by company engineers, for the years 1998, 1997 and 1996 are shown below. As defined by the Securities and Exchange Commission, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Significant portions of the company's undeveloped reserves, principally in offshore areas, require the installation or completion of related infrastructure facilities such as platforms, pipelines, and the drilling of development wells. Proved reserve quantities exclude royalty interests owned by others; however, foreign reserves held under certain production-sharing contracts, principally in Indonesia, are reported on a gross basis. The gross basis includes the company's net working interest and host country's interest. These estimated quantities are subject to fluctuations in the price of oil. If oil prices increase, reserve quantities attributable to recovery of operating costs decline. This reduction would be partially offset by an increase in the company's net equity share. However, the overall effect would be a reduction of reserves attributable to the company. The reserve quantities also include barrels of oil that the company is contractually obligated to sell in Indonesia at prices substantially below market.

Natural gas reserves are reported on a wet gas basis, which includes natural gas liquids. For informational purposes, natural gas liquids reserves in the U.S. are estimated to be 49, 54 and 65 million barrels at December 31, 1998, 1997 and 1996, respectively. They are derived from the natural gas reserves by applying a national average shrinkage factor obtained from the Department of Energy published statistics. International natural gas liquids reserves were insignificant for the above periods.

Estimated Proved Reserves of Crude Oil and Condensate


                                                          Spirit      Other     Far        Other
Millions of barrels                                      Energy 76     U.S.    East    International    Worldwide
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1995 (a)                                161          226     169              111          667
   Revisions of estimates                                   (7)           -      (3)             (10)         (20)
   Improved recovery                                         -            1       1                2            4
   Discoveries and extensions                                6            -      30               16           52
   Purchases                                                 -            -       -                2            2
   Sales                                                    (1)        (115)      -                -         (116)
   Production                                              (19)         (16)    (31)             (10)         (76)
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1996 (a)                                140           96     166              111          513
   Revisions of estimates                                  (10)          (6)     (3)              (7)         (26)
   Improved recovery                                         2            2       -                -            4
   Discoveries and extensions                               11            2      29               71          113
   Purchases                                                 -            -       -                2            2
   Sales                                                     -            -       -               (1)          (1)
   Production                                              (17)         (11)    (34)             (10)         (72)
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1997 (a)                                126           83     158              166          533
   Revisions of estimates                                   (7)         (14)      -               12           (9)
   Improved recovery                                         4            -       1                1            6
   Discoveries and extensions                               13            5      60                3           81
   Purchases                                                 7            -       -                -            7
   Sales                                                    (6)           -       -              (13)         (19)
   Production                                              (16)         (11)    (29)             (11)         (67)
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1998 (a)                                121           63     190              158          532
Proved Developed Reserves
   December 31, 1995                                       120          178      96               64          458
   December 31, 1996                                       109           75      96               51          331
   December 31, 1997                                        97           63      91               63          314
   December 31, 1998                                        90           47      81               56          274

(a) Includes hosts countries' shares at:
       December 31, 1995 of:                                 -            -      63                8           71
       December 31, 1996 of:                                 -            -      64                6           70
       December 31, 1997 of:                                 -            -      52                7           59
       December 31, 1998 of:                                 -            -      47                5           52

Estimated Proved Reserves of Natural Gas


                                              Spirit            Other              Far                   Other
Billions of cubic feet                       Energy 76          U.S.               East              International       Worldwide
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1995 (a)                  2,522             739                3,255                   249              6,765
   Revisions of estimates                     (151)            (13)                (150)                  (62)              (376)
   Discoveries and extensions                   67               -                1,213                    17              1,297
   Purchases                                    20               -                    -                     -                 20
   Sales                                       (41)           (157)                   -                   (13)              (211)
   Production                                 (347)            (64)                (261)                  (28)              (700)
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996 (a)                  2,070             505                4,057                   163              6,795
   Revisions of estimates                     (151)             (2)                  92                     4                (57)
   Improved Recovery                             1               -                    4                     -                  5
   Discoveries and extensions                  102               -                  351                     6                459
   Purchases                                    29               1                    -                    91                121
   Sales                                       (52)              -                    -                     -                (52)
   Production                                 (322)            (61)                (315)                  (23)              (721)
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997 (a)                  1,677             443                4,189                   241              6,550
   Revisions of estimates                       25             (21)                 (71)                    1                (66)
   Improved Recovery                            11               7                    -                     2                 20
   Discoveries and extensions                  191               3                  159                    84                437
   Purchases                                    52               -                    -                     -                 52
   Sales                                       (90)              -                    -                   (91)              (181)
   Production                                 (299)            (58)                (322)                  (11)              (690)
----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998 (a)                  1,567             374                3,955                   226              6,122

Proved Developed Reserves
   December 31, 1995                         1,721             473                1,807                   188              4,189
   December 31, 1996                         1,540             289                1,715                   148              3,692
   December 31, 1997                         1,251             243                2,002                   149              3,645
   December 31, 1998                         1,215             211                2,394                   152              3,972

(a) Includes host countries' shares at:
       December 31, 1995 of:                     -               -                  457                     -                457
       December 31, 1996 of:                     -               -                  530                     -                530
       December 31, 1997 of:                     -               -                  444                     -                444
       December 31, 1998 of:                     -               -                  389                     -                389

Present Value of Future Net Cash Flow (Unaudited)

The present value of future net cash flows from proved oil and gas reserves for the years 1998, 1997, and 1996 are presented below. Revenues are based on estimated production of proved reserves from existing and planned facilities and on average prices of oil and gas at year end. Development and production costs related to future production are based on year end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year end statutory tax rates to pre-tax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

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

                                                                Spirit          Other        Far               Other
Millions of dollars                                            Energy 76        U.S.         East          International     Total
----------------------------------------------------------------------------------------------------------------------------------
1998
Revenues (a)                                                   $ 4,203       $  802        $7,029             $1,664       $13,698
Production costs                                                 1,545          499         2,731                865         5,640
Development costs (b)                                              698          208         1,614                585         3,105
Income tax expense                                                 536           (2)          768                 68         1,370
----------------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                             1,424           97         1,916                146         3,583
10% annual discount                                                415           (2)          697                 99         1,209
----------------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                           1,009           99         1,219                 47         2,374
Present value of future net cash flows of equity companies (c)       -            -           202                  -           202
----------------------------------------------------------------------------------------------------------------------------------
Total                                                          $ 1,009       $   99        $1,421             $   47       $ 2,576
----------------------------------------------------------------------------------------------------------------------------------
1997
Revenues (a)                                                   $ 5,849       $1,530        $8,928             $2,748       $19,055
Production costs                                                 2,092          656         2,913                854         6,515
Development costs (b)                                              741          228         1,385                559         2,913
Income tax expense                                                 899          210         1,785                292         3,186
----------------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                             2,117          436         2,845              1,043         6,441
10% annual discount                                                681          118           979                499         2,277
----------------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                           1,436          318         1,866                544         4,164
Present value of future net cash flows of equity companies (c)       -            -           254                  -           254
----------------------------------------------------------------------------------------------------------------------------------
Total                                                          $ 1,436       $  318        $2,120             $  544       $ 4,418
----------------------------------------------------------------------------------------------------------------------------------
1996
Revenues (a)                                                   $11,464       $2,541        $9,812             $2,424       $26,241
Production costs                                                 2,445          866         2,549                921         6,781
Development costs (b)                                              808          356         1,389                261         2,814
Income tax expense                                               2,757          501         2,377                361         5,996
----------------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                             5,454          818         3,497                881        10,650
10% annual discount                                              1,966          261         1,453                342         4,022
----------------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                           3,488          557         2,044                539         6,628
Present value of future net cash flows of equity companies (c)       -            -           118                  -           118
----------------------------------------------------------------------------------------------------------------------------------
Total                                                          $ 3,488       $  557        $2,162             $  539       $ 6,746
----------------------------------------------------------------------------------------------------------------------------------
(a)  Weighted-average prices used in this calculation are based upon year-end prices and are as follows:
       Crude oil per barrel
                                               1998            $  8.31       $ 7.49        $10.53             $ 8.49
                                               1997              16.04        13.05         18.14              13.21
                                               1996              23.81        20.06         22.55              19.89
       Natural gas per mcf
                                               1998            $  2.10       $ 1.20        $ 1.66             $ 1.58
                                               1997               2.39         1.47          2.22               2.28
                                               1996               3.97         1.35          2.58               2.14
(b)  Includes dismantlement and abandonment costs.
(c)  Represents Unocal's share of investees accounted for on the equity method.

Changes in Present Values of Future Net Cash Flows (Unaudited)

Millions of dollars                                                        1998                     1997                    1996
-----------------------------------------------------------------------------------------------------------------------------------
Present value at beginning of year                                      $ 4,418                  $ 6,746                 $ 4,969
Discoveries and extensions, net of estimated future costs                   503                      606                   1,005
Net purchases and sales of proved reserves (a)                             (239)                     (16)                   (128)
Revisions to prior estimates:
   Prices net of estimated changes in production costs                   (1,931)                  (2,939)                  4,518
   Future development costs                                                (498)                    (312)                   (317)
   Quantity estimates                                                       (53)                    (204)                   (755)
   Production schedules and other                                          (495)                    (581)                   (549)
Accretion of discount                                                       538                      865                     617
Development costs related to beginning of year reserves                     711                      790                     663
Sales of oil and gas, net of production costs of $458 million
 in 1998, $490 million in 1997 and $508 million in 1996                  (1,594)                  (2,200)                 (2,243)
Net change in income taxes                                                1,216                    1,663                  (1,034)
------------------------------------------------------------------------------------------------------------------------------------

Present value at end of year                                            $ 2,576                  $ 4,418                 $ 6,746
------------------------------------------------------------------------------------------------------------------------------------

(a)  Purchases of reserves were valued at $17 million, $52 million and $64 million in 1998, 1997 and 1996,
     respectively.  Sales of reserves were valued at $256 million, $68 million and $192 million for the same years,
     respectively.

SELECTED FINANCIAL DATA (Unaudited)

Millions of dollars except per share amounts                   1998              1997          1996            1995          1994
------------------------------------------------------------------------------------------------------------------------------------
Revenue Data
Sales
   Crude oil and condensate                                 $  2,208         $  2,707       $  2,495       $  1,964       $  1,996
   Natural gas                                                 1,823            1,857          1,482          1,031          1,109
   Agricultural products                                         375              435            514            486            373
   Geothermal steam                                              166              119            131            120            135
   Natural gas liquids                                            66              105             95             97             96
   Petroleum products                                             32               13             16             84             89
   Minerals                                                       67              106             97             95             79
   Other                                                         143              319            161             58            100
                                                  ----------------------------------------------------------------------------------
      Total sales revenues                                     4,880            5,661          4,991          3,935          3,977
Operating revenues                                               123              120            110            176            141
Other revenues                                                   476              283            227            278            154
------------------------------------------------------------------------------------------------------------------------------------
      Total revenues from continuing operations                5,479            6,064          5,328          4,389          4,272
Discontinued operations (a)                                        -                -          4,271          4,036          3,693
------------------------------------------------------------------------------------------------------------------------------------

Total revenues                                               $  5,479        $  6,064       $  9,599       $  8,425       $  7,965

Earnings Data
Earnings from continuing operations                          $    130        $    669       $    456       $    249       $    110
Discontinued operations (net of tax)                                -             (50)          (420)            11             14
Extraordinary item - early extinguishment of debt (net of tax)      -             (38)             -              -              -
Cumulative effect of accounting change (net of tax)                 -               -              -              -           (277)
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                          $    130        $    581       $     36       $    260       $   (153)
Basic earnings (loss) per common share:
      Continuing operations                                  $   0.54        $   2.69       $   1.54       $   0.87       $   0.30
      Discontinued operations (net of tax)                          -           (0.20)         (1.69)          0.04           0.06
      Extraordinary item - extinguishment of debt (net of tax)      -           (0.15)             -              -              -
      Cumulative effect of accounting change (net of tax)           -               -              -              -          (1.14)
                                                  ----------------------------------------------------------------------------------
      Net earnings (loss) per share                          $   0.54        $   2.34       $  (0.15)      $   0.91       $  (0.78)
------------------------------------------------------------------------------------------------------------------------------------
Share Data
Cash dividends declared on preferred stock                 $        -        $      -       $     18       $     36       $     36
   Per share                                                        -               -           1.75           3.50           3.50
Cash dividends declared on common stock                           192             199            199            197            194
   Per share                                                     0.80            0.80           0.80           0.80           0.80
Number of common stockholders of record at year end            29,567          31,919         32,924         33,028         37,622
Weighted average common shares - thousands                    241,332         248,190        248,767        246,112        242,640
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Current assets (b)                                         $    1,388        $  1,501       $  3,228       $  1,576       $  1,528
Current liabilities (d)                                         1,376           1,160          1,622          1,316          1,257
Working capital                                                    12             341          1,606            260            271
Ratio of current assets to current liabilities                  1.0:1           1.3:1          2.0:1          1.2:1          1.2:1
Total assets                                                    7,952           7,530          9,123          9,891          9,337
Long-term debt                                                  2,558           2,169          2,940          3,692          3,452
Trust convertible preferred securities of subsidiary              522             522            522              -              -
Total stockholders' equity                                      2,202           2,314          2,275          2,930          2,815
   Per common share                                              9.13            9.32           9.14           9.87           9.54
Return on average stockholders' equity and preferred securities:
      Continuing operations                                      4.7%           23.8%          15.9%           8.7%         (5.6)%
      Including discontinued operations and extraordinary item   4.7%           20.6%           1.3%           9.1%         (5.1)%
------------------------------------------------------------------------------------------------------------------------------------
General Data
Salaries, wages and employee benefits (c)                  $      596        $    640       $    806       $    797       $    811
Number of regular employees at year end                         7,880           8,394         11,658         12,509         13,127
------------------------------------------------------------------------------------------------------------------------------------
(a)  1996 excludes $609 million for November 17, 1996 - December 31, 1996 which was included in loss on disposal
      in the Consolidated Earnings Statement.
(b)  1996 Includes net assets of discontinued operations (see
 Note 8).
(c)  Employee benefits are net of pension income recognized in accordance with current accounting standards for pension costs.
(d) 1998 includes liabilities associated with a pre-paid crude oil sale.

OPERATING SUMMARY (Unaudited)

                                                               1998        1997        1996       1995        1994
-------------------------------------------------------------------------------------------------------------------
Oil and Gas
Net exploratory wells completed:
    Oil                                                          19          10           4         13           7
    Gas                                                          18          12          13         12          13
Net development wells completed:
    Oil                                                         113         118          84        116         129
    Gas                                                         105         118         108         67          77
Net dry holes:
    Exploratory                                                  34          25          30         23          19
    Development                                                  10           7           6          6          10
-------------------------------------------------------------------------------------------------------------------
      Total net wells                                           299         290         245        237         255
Net producible wells at year end (a)                          3,193       3,884       3,640      5,639       6,190
Net undeveloped acreage at year end - thousands of acres:
      United States
          Spirit Energy 76                                    1,664       1,257         711        919       1,118
          Other                                                 215         174         182        299         503
      International
          Far East                                           20,167      14,688      11,929      6,930       6,941
         Other                                                5,014       4,320       5,418      1,834       2,702
-------------------------------------------------------------------------------------------------------------------
         Total                                               27,060      20,439      18,240      9,982      11,264
Net proved reserves at year end:
   Crude oil and condensate - million barrels
      United States                                            184         209         236        387         419
      International                                            348         324         277        280         278
------------------------------------------------------------------------------------------------------------------
         Total                                                 532         533         513        667         697
   Natural gas - billion cubic feet
      United States                                          1,941       2,120       2,575      3,261       3,580
      International                                          4,181       4,430       4,220      3,504       3,331
------------------------------------------------------------------------------------------------------------------
         Total                                               6,122       6,550       6,795      6,765       6,911
Net daily production (b):
   Crude oil and condensate - thousand barrels
      United States
          Spirit Energy 76                                      44          45          52         56          63
          Other                                                 29          31          44         69          74
      International
          Far East                                              80          95          84         85          88
         Other                                                  31          26          27         30          35
------------------------------------------------------------------------------------------------------------------
         Total                                                 184         197         207        240         260

(a) Beginning in 1993, producible wells exclude suspended wells that are not expected to be producing within a year and wells awaiting abandonment.

(b) Natural gas is reported on a wet gas basis: production excludes gas consumed on lease. Far East production includes host country share in Indonesia of:

    Crude oil and condensate (thousand barrels)                 10          28      28         30          30
    Natural gas (million cubic feet)                            49          28      27         22          26

                                                               1998       1997       1996       1995       1994
-----------------------------------------------------------------------------------------------------------------
Natural gas liquids - thousand barrels
      Leasehold (a)                                             16         15         16         19         17
      Plant                                                      3          3          4          2          5
------------------------------------------------------------------------------------------------------------------
         Total                                                  19         18         20         21         22
Natural gas production available for sale - million cubic
 feet daily
      United States                                            758        813        891        882        873
      International                                            827        820        705        631        656
------------------------------------------------------------------------------------------------------------------
         Total                                               1,585      1,633      1,596      1,513      1,529
Geothermal and Power
Net wells completed:
    Exploratory                                                  3          3          3          4          -
    Development                                                  8          7         16          9          4
------------------------------------------------------------------------------------------------------------------
      Total                                                     11         10         19         13          4
Net producible wells at year end                               287        241        208        260        261
Net undeveloped acreage at year end - thousands of acres       338        384        384        457        457
Net proved reserves at year end: (b)
      Billion kilowatt-hours                                   157        149        155        144        143
      Million equivalent oil barrels                           235        223        232        216        215
Net daily production:
      Million kilowatt-hours                                    21         18         18         16         21
      Thousand equivalent oil barrels                           32         27         26         24         31
------------------------------------------------------------------------------------------------------------------
Agricultural Products Sales - thousand tons
   Ammonia                                                     889        769        708        654        686
   Urea                                                      1,096        975      1,122        997        913
------------------------------------------------------------------------------------------------------------------
(a)  Net of plant retentions.
(b)  Includes reserves underlying a service fee arrangement in the
 Philippines.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

                                    PART III

The information required by Items 10 through 12 (except for information regarding the company's executive officers) is incorporated by reference to Unocal's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") (File No. 1-8483), as indicated below. The 1999 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 12, 1999.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information regarding Unocal's directors and nominees for election as directors to appear in the 1999 Proxy Statement under the captions "Election of Directors" and "Board and Committee Meetings". Also, see the list of Unocal's executive officers and related information under the caption "Executive Officers of the Registrant" in Part I of this report on pages 18 and 19.

See the information to appear in the 1999 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11 - EXECUTIVE COMPENSATION

See the information regarding executive compensation to appear in the 1999 Proxy Statement under the captions "Summary Compensation Table," "Option/SAR Grants in 1998," "Aggregated Option/SAR Exercises in 1998 and December 31, 1998 Option/SAR Values," "Long-Term Incentive Plan - Awards in 1998," "Pension Plan Benefits - Estimated Annual Retirement Benefits," "Employment Contracts, Termination of Employment and Change of Control Arrangements" and for information regarding directors' compensation to appear under the caption "Directors' Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information regarding security ownership to appear in the 1999 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Not required.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

          (1) Financial Statements: See the Index to Consolidated Financial Statements and Financial Statement Schedule under Item 8 on page 44 of this report.

          (2) Financial Statement Schedule: See the Index to Consolidated Financial Statements and Financial Statement Schedule under
                  Item 8 on page 44 of this report.

          (3) Exhibits: The Exhibit Index on pages 96 through 98 of this report lists the exhibits that are filed as part of this report and identifies each management contract and compensatory plan or arrangement required to be filed.

   (b) Reports filed on Form 8-K:

          During the fourth quarter of 1998:

          (1) Current Report on Form 8-K dated October 27, 1998, and filed October 29, 1998, for the purpose of reporting, under Item 5, the company's third quarter and nine-month 1998 earnings and related information.

          (2) Current Report on Form 8-K dated November 11, 1998, and filed November 17, 1998, for the purpose of reporting, under Item 5, the company's announcement of its intentions to reduce 1998 capital and expense spending from 1997 levels in response to depressed commodity prices.

          (3) Current Report on Form 8-K dated December 7, 1998, and filed December 22, 1998, for the purpose of reporting, under Item 5, the election of two additional directors to the company's board of directors and related corporate bylaw amendments.

          During the first quarter of 1999 to the date hereof:

          (1) Current Report on Form 8-K dated January 26, 1999, and filed January 27, 1999, for the purpose of reporting, under Item 5, the planned sale of the company's Northern California geothermal assets to Calpine Corporation.

          (2) Current Report on Form 8-K dated January 27, 1999, and filed January 29, 1999, for the purpose of reporting, under Item 5, the company's fourth quarter and full-year 1998 earnings and related information.

          (3) Current Report on Form 8-K dated February 8, 1999 and filed February 10, 1999, for the purpose of reporting, under Item 5, the company's 1998 crude oil and natural gas reserve data.

          (4) Current Report on Form 8-K dated and filed March 3, 1999, for the purpose of reporting, under Item 5, certain key executive appointments.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         UNOCAL CORPORATION
                                             (Registrant)
Dated:
March 15, 1999                           By:  /s/ TIMOTHY H. LING
--------------                           ------------------------
                                         Timothy H. Ling
                                         Executive Vice President,
                                         North American Energy Operations,
                                         and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1999.

            Signature                                                                      Title
----------------------------------------------------------------------------------------------------------------------



/s/ ROGER C. BEACH                                                           Chairman of the Board of Directors
----------------------------------                                               and Chief Executive Officer
Roger C. Beach


/s/ JOHN F. IMLE, JR.                                                               Vice Chairman of the
----------------------------------                                                   Board of Directors
John F. Imle, Jr.


/s/ TIMOTHY H. LING                                                              Executive Vice President,
----------------------------------
Timothy H. Ling                                                              North American Energy Operations,
                                                                                and Chief Financial Officer

/s/ JOE D. CECIL                                                               Vice President and Comptroller
----------------------------------
Joe D. Cecil


/s/ JOHN W. AMERMAN                                                                       Director
----------------------------------
John W. Amerman


/s/ JOHN W. CREIGHTON, JR.                                                                Director
----------------------------------
John W. Creighton, Jr.


/s/ JAMES W. CROWNOVER                                                                    Director
----------------------------------
James W. Crownover


/s/ MALCOLM R. CURRIE                                                                     Director
----------------------------------
Malcolm R. Currie


            Signature                                                                      Title
----------------------------------------------------------------------------------------------------------------------

/s/ FRANK C. HERRINGER                                                                    Director
----------------------------------
Frank C. Herringer


                                                                                          Director
----------------------------------
Donald B. Rice


/s/ KEVIN W. SHARER                                                                       Director
----------------------------------
Kevin W. Sharer


/s/ CHARLES R. WEAVER                                                                     Director
----------------------------------
Charles R. Weaver


/s/ MARINA V.N. WHITMAN                                                                   Director
----------------------------------
Marina v.N. Whitman

                                         UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                       (Millions of dollars)





                                                                               Additions
                                                                     -----------------------------
                                                                      Charged or       Charged or
                                                    Balance at        (credited)       (credited)       Deductions         Balance
                                                    beginning         to costs &        to other           from            at end
Description                                         of period          expenses         accounts         reserves (a)     of period
------------------------------------------------------------------------------------------------------------------------------------
YEAR 1998
Amounts deducted from
  applicable assets:

Accounts and notes receivable                       $    35             $    53         $    (1)         $    (9)         $    78
Investments and long-term receivables               $    32             $     3         $     -          $    (1)         $    34

YEAR 1997
Amounts deducted from
  applicable assets:

Accounts and notes receivable                       $    35             $     7         $     1          $    (8)         $    35
Investments and long-term receivables               $    13             $     1         $    31          $   (13)         $    32

YEAR 1996
Amounts deducted from
  applicable assets:

Accounts and notes receivable                       $    28             $    19         $    (1)         $   (11)         $    35
Investments and long-term receivables               $    15             $    (3)        $     1          $     -          $    13

(a) Represents receivables written off, net of recoveries, reinstatement and losses sustained.

                              UNOCAL CORPORATION
                                 EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------------------
Exhibit 2.1      Sale and Purchase Agreement for 76 Products Company, dated December 14, 1996, between Union Oil
                 Company of California and Tosco Corporation  (without attachments or schedules) (incorporated by reference to Exhibit 2.1 to Unocal's Current Report on Form 8-K dated December 16, 1996, and filed January 3, 1997, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 2.2      Stock Purchase and Shareholder Agreement, dated as of January 15, 1997, by and between Tosco
                 Corporation and Union Oil Company of California, together with form of Supplement No. 1 thereto
                 (incorporated by reference to Exhibit 2.2 to Unocal's Current Report on Form 8-K dated December
                 16, 1996, and filed January 3, 1997, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 2.3      Amendment No. 1 and Supplement, dated as of March 31, 1997, to Stock Purchase and Shareholder
                 Agreement, dated as of January 15, 1997, by and between Tosco Corporation and Union Oil Company of California (incorporated by reference to Exhibit C to Unocal's and Union Oil Company of
                 California's statement on Schedule 13D relating to Tosco Corporation, dated and filed April 10,
                 1997, File No. 1-7910).
-------------------------------------------------------------------------------------------------------------------
Exhibit 2.4      Environmental Agreement, dated as of March 31, 1997, by and between Union Oil Company of
                 California and Tosco Corporation (without schedules) (incorporated by reference to Exhibit 2.3 to Unocal's Current Report on Form 8-K dated December 16, 1996, and filed January 3, 1997, File
                 No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 3.1      Certificate of Incorporation of Unocal, as amended through July 23, 1992, and currently in effect (incorporated by reference to Exhibit 3.1 to Amendment No. 2 on Form 10-K/A to Unocal's
                 Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 3.2      Bylaws of Unocal, as amended through March 3, 1999, and currently in effect.
-------------------------------------------------------------------------------------------------------------------
Exhibit 3.3      Bylaws of Unocal, as amended to be effective May 24, 1999.
-------------------------------------------------------------------------------------------------------------------
Exhibit 4.1      Standard Multiple-Series Indenture Provisions, January 1991, dated as of January 2, 1991
                 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Union
                 Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
-------------------------------------------------------------------------------------------------------------------
Exhibit 4.2      Form of Indenture, dated as of January 30, 1991, among Union Oil Company of California, Unocal and The Bank of New York (incorporated by reference to Exhibit 4.2 to the Registration
                 Statement on Form S-3 of Union Oil Company of California and Unocal (File  Nos. 33-38505 and
                 33-38505-01)).
-------------------------------------------------------------------------------------------------------------------
Exhibit 4.3      Form of Indenture, dated as of February 3, 1995, among Union Oil Company of California, Unocal and Chase Manhattan Bank and Trust Company, National Association, as successor Trustee
                 (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Union
                 Oil Company of California and Unocal (File Nos. 33-54861 and 33-54861-01).

                 Other instruments defining the rights of holders of long term debt of Unocal and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Unocal and its subsidiaries on a consolidated basis.  Unocal agrees to furnish a copy of any such instrument to the
                 Securities and Exchange Commission upon request.
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.1     Rights Agreement, dated as of January 29, 1990, between the Unocal and The Chase Manhattan
                 Bank, as successor Rights Agent (incorporated by reference to Exhibit 4.9 to Unocal's
                 Registration Statement on Form S-4 (File Nos. 333-09137 and 333-09137-01).
-------------------------------------------------------------------------------------------------------------------

The following Exhibits 10.2 through 10.23 are management contracts or compensatory plans, contracts or arrangements required to be filed by Item 14
(c) of Form 10-K and Item 601 (b) (10) (iii) (A) of Regulation S-K.

-------------------------------------------------------------------------------------------------------------------
Exhibit 10.2       1991 Management Incentive Program (incorporated by reference to Exhibit A to Unocal's Proxy
                   Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.3       Unocal Revised Incentive Compensation Plan Cash Deferral Program (incorporated by reference to
                   Exhibit 10.3 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1996, File
                   No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.4       Long-Term Incentive Plan of 1985 (incorporated by reference to Unocal's Proxy Statement dated
                   March 24, 1984, for its 1984 Annual Meeting of Stockholders, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.5       Amendments to 1985 and 1991 Incentive Plan Awards (incorporated by reference to Exhibit 10 to
                   Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8483.)
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.6       1998 Management Incentive Program, consisting of the Revised Incentive Compensation Plan, the
                   Long-Term Incentive Plan of 1998 and the 1998 Performance Stock Option Plan (incorporated by reference to Exhibit A to Unocal's Proxy Statement dated April 20, 1998, for its 1998 Annual
                   Meeting of Stockholders, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.7       Forms of Notice of Grant of Performance Stock Option and Tandem Limited Stock Appreciation
                   Right and Grant Agreement, effective as of March 30, 1998, between Unocal and each of Roger C.
                   Beach, John F. Imle, Jr., Timothy H. Ling, John W. Schanck, Lucius E. (Ed) Scott, Charles R.
                   Williamson and Dennis P.R. Codon (incorporated by reference to Exhibit 10.2 to Unocal's
                   Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.8       Unocal Supplement Retirement Plan for Key Management Personnel, effective as of January 1, 1998
                   (incorporated by reference to Exhibit 10.3 to Unocal's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.9       Unocal Supplemental Savings Plan, effective January 1, 1997 (incorporated by reference to
                   Exhibit 10.6 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1997, File
                   No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.10      Other Compensatory Arrangements (incorporated by reference to Exhibit 10.4 to Unocal's Annual
                   Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.11      Directors' Restricted Stock Plan of 1991 (incorporated by reference to Exhibit B to Unocal's
                   Proxy Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No.
                   1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.12      Amendments to Directors Restricted Stock Plan, effective February 8, 1996 (incorporated by reference to Exhibit 10.7 to Unocal's Annual Report on Form 10-K for the year ended December
                   31, 1995, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.13      Amendments to the Director's Restricted Stock Plan, effective June 1, 1998 (incorporated by reference to Exhibit 10.4 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June
                   30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.14      Form of Director Indemnity Agreement between Unocal and each of its directors.
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.15      Form of Director Insurance Agreement between Unocal and each of its directors.
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.16      Form of Officer Indemnity Agreement between Unocal and each of its officers.
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.17      Employment Agreement, effective as of July 28, 1998, between Unocal and Roger C. Beach
                   (incorporated by reference to Exhibit 10.5 to Unocal's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.18      Employment Agreement, effective as of July 28, 1998, between Unocal and John F. Imle, Jr.
                   (incorporated by reference to Exhibit 10.6 to Unocal's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Exhibit 10.19      Change of Control Agreement, effective as of July 28, 1998, between Unocal and Timothy H. Ling
                   (incorporated by reference to Exhibit 10.7 to Unocal's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.20      Employment Agreement, effective as of July 28, 1998, between Unocal and John W. Schanck
                   (incorporated by reference to Exhibit 10.9 to Unocal's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.21      Employment Agreement, effective as of July 28, 1998, between Unocal and Lucius E. (Ed) Scott
                   (incorporated by reference to Exhibit 10.10 to Unocal's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.22      Employment Agreement, effective as of July 28, 1998, between Unocal and Charles R. Williamson
                   (incorporated by reference to Exhibit 10.11 to Unocal's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 10.23      Employment Agreement, effective as of July 28, 1998, between Unocal and Dennis P.R. Codon
                   (incorporated by reference to Exhibit 10.12 to Unocal's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 1998, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 12.1       Statement regarding computation of ratio of earnings to fixed charges of Unocal for the five years ended December 31, 1998.
-------------------------------------------------------------------------------------------------------------------
Exhibit 12.2       Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the five years ended December 31, 1998.
-------------------------------------------------------------------------------------------------------------------
Exhibit 12.3       Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of
                   California for the five years ended December 31, 1998.
-------------------------------------------------------------------------------------------------------------------
Exhibit 21         Subsidiaries of Unocal Corporation.
-------------------------------------------------------------------------------------------------------------------
Exhibit 23         Consent of PricewaterhouseCoopers LLP
-------------------------------------------------------------------------------------------------------------------
Exhibit 27         Financial data schedule for the period ended December 31, 1998 (included only in the copy of this report filed electronically with the Commission).
-------------------------------------------------------------------------------------------------------------------
Exhibit 99.1       Restated and Amended Articles of Incorporation of Union Oil Company of California, as amended through October 24, 1996, and currently in effect (incorporated by reference to Exhibit 99.1 to
                   Unocal's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8483).
-------------------------------------------------------------------------------------------------------------------
Exhibit 99.2       Bylaws of Union Oil Company of California, as amended through March 3, 1999, and currently in effect.
-------------------------------------------------------------------------------------------------------------------

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.