Form 10-Q
period 1999-03-31
UNOCAL CORP
filed 1999-05-13
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of April 30, 1999: 242,168,308

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                    UNOCAL CORPORATION
(UNAUDITED)
                                                                      For the Three Months
                                                                          Ended March 31
                                                                    ------------------------
Millions of dollars except per share amounts                               1999        1998
--------------------------------------------------------------------------------------------
Revenues
    ................................................................
Sales and operating revenues .......................................   $  1,189    $  1,171
Interest, dividends and miscellaneous income .......................         28          11
Equity in earnings of affiliated companies .........................         27          25
Gain/(loss) on sales of assets .....................................        (13)         --
--------------------------------------------------------------------------------------------
      Total revenues ...............................................      1,231       1,207
Costs and other deductions
Crude oil, natural gas and product purchases .......................        616         416
Operating expense ..................................................        235         324
Selling, administrative and general expense ........................         32          24
Depreciation, depletion and amortization ...........................        200         181
Dry hole costs .....................................................         27          50
Exploration expense ................................................         38          47
Interest expense ...................................................         45          41
Property and other operating taxes .................................         13          16
Distributions on convertible preferred
   securities of subsidiary trust ..................................          8           8
Minority interest ..................................................         --           3
--------------------------------------------------------------------------------------------
      Total costs and other deductions .............................      1,214       1,110
--------------------------------------------------------------------------------------------
Earnings (loss) from operations before income taxes ................         17          97
Income taxes .......................................................         10          79
-------------------------------------------------------------------------------------------
      Net earnings (loss) applicable to common stock ...............   $      7    $     18
--------------------------------------------------------------------------------------------
Basic earnings (loss) per share of common stock (a).................   $   0.03    $   0.07
Diluted earnings (loss) per share of common stock (b) ..............   $   0.03    $   0.07
Cash dividends declared per share of common stock ..................   $   0.20    $   0.20
--------------------------------------------------------------------------------------------
(a)  Basic weighted average shares outstanding  (in thousands) .....    241,426     241,430
(b)  Diluted weighted average shares outstanding (in thousands) ....    242,153     242,861

               See notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEET                                               UNOCAL CORPORATION

                                                                       March 31  December 31
                                                                    ------------------------
Millions of dollars                                                     1999(a)        1998
--------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents .......................................   $    182    $    238
   Accounts and notes receivable ...................................        739         807
   Inventories .....................................................        195         179
   Deferred income taxes ...........................................        119         142
   Other current assets ............................................         24          22
--------------------------------------------------------------------------------------------
     Total current assets...........................................      1,259       1,388
Investments and long-term receivables ..............................      1,177       1,143
Properties (b) .....................................................      5,172       5,276
Deferred income taxes ..............................................         68          23
Other assets .......................................................        133         122
--------------------------------------------------------------------------------------------
     Total assets ..................................................   $  7,809   $   7,952
--------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ................................................   $    586    $    709
   Taxes payable ...................................................        217         260
   Interest payable ................................................         39          52
   Current portion of environmental liabilities ....................        155         142
   Other current liabilities .......................................        178         213
--------------------------------------------------------------------------------------------
     Total current liabilities .....................................      1,175       1,376
Long-term debt .....................................................      2,568       2,558
Deferred income taxes ..............................................        122         132
Accrued abandonment, restoration and environmental liabilities .....        597         622
Other deferred credits and liabilities .............................        630         514
Minority interest ..................................................         26          26

Company-obligated mandatorily redeemable convertible preferred
securities of a subsidiary trust holding solely parent debentures ..        522         522

Common stock ($1 par value) ........................................        252         252
Capital in excess of par value .....................................        469         460
Unearned portion of restricted stock issued ........................        (25)        (24)
Retained earnings ..................................................      1,918       1,959
Accumulated other comprehensive income (loss) ......................        (34)        (34)
Treasury stock - at cost  (c) ......................................       (411)       (411)
--------------------------------------------------------------------------------------------
      Total stockholders' equity ...................................      2,169       2,202
--------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity ................   $  7,809    $  7,952
--------------------------------------------------------------------------------------------
(a)  Unaudited
(b)  Net of accumulated depreciation ...............................   $ 10,161    $ 10,193
(c)  Number of shares (in thousands) ...............................     10,623      10,623

               See notes to the consolidated financial statements

CONSOLIDATED CASH FLOWS                                                 UNOCAL CORPORATION
(UNAUDITED)

                                                                       For the Three Months
                                                                         Ended March 31
                                                                    ------------------------
Millions of dollars                                                        1999        1998
--------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings (loss) ................................................   $      7    $     18
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization .....................        200         181
      Dry hole costs ...............................................         27          50
      Deferred income taxes ........................................        (32)         13
      (Gain) loss on sales of assets (before-tax) ..................         13          --
      Other ........................................................        (13)         20
      Working capital and other changes related to operations
         Accounts and notes receivable .............................         56          69
         Inventories ...............................................        (17)          7
         Accounts payable ..........................................       (115)       (131)
         Taxes payable .............................................        (43)        (14)
         Other .....................................................         16        (119)
--------------------------------------------------------------------------------------------
            Net cash provided by (used in) operating activities ....         99          94

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs) ..................       (225)       (326)
   Proceeds from sales of assets ...................................        106           4
--------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities ....       (119)       (322)

Cash Flows from Financing Activities
   Long-term borrowings ............................................        435         395
   Reduction of long-term debt .....................................       (425)       (133)
   Dividends paid on common stock ..................................        (48)        (48)
   Repurchases of common stock .....................................         --         (48)
   Other ...........................................................          2          (1)
--------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities .......        (36)        165

Increase (Decrease) in cash and cash equivalents ...................        (56)        (63)
Cash and cash equivalents at beginning of year .....................        238         338
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period .........................   $    182    $    275
--------------------------------------------------------------------------------------------
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
      Interest (net of amount capitalized) .........................   $     65    $     60
      Income taxes (net of refunds) ................................   $     87    $     92


               See notes to the consolidated financial statements

                                       3

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

     These  interim   consolidated   financial  statements  should  be  read  in
     conjunction with the Consolidated financial statements and the Notes thereto filed with the Commission in Unocal Corporation's 1998 Form 10-K.

     Results for the three months ended March 31, 1999, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1999 presentation.

(2) For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, including Union Oil Company of California (Union
     Oil), are referred to as the company.

(3)  Other Financial Information

     Sales and operating revenues are derived principally from the sale of crude oil, natural gas, natural gas liquids, geothermal steam, nitrogen-based agricultural products and specialty minerals produced by the company. During the first quarter of 1999 and 1998, approximately 45 percent and 31 percent, respectively, of total sales and operating revenues were attributed to the resale of purchased crude oil, natural gas and natural gas liquids produced by others, that the company purchased in connection with its trading and marketing activities. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement.

     Capitalized interest totaled $5 million and $8 million for the first quarters of 1999 and 1998, respectively.

 (4) Income Taxes

     Income taxes on earnings from operations for the first quarter of 1999 were $10 million compared with $79 million for the comparable period in 1998. The effective income tax rate for the first quarter of 1999 decreased to 59 percent from 81 percent in the first quarter of 1998. The tax rate for the first quarter of 1999 is higher than normal due to a loss from domestic operations. The tax rate for the comparable period in 1998 was adversely impacted by tax adjustments related to the appreciation of the Thai baht totaling $21 million for deferred taxes and $11 million for current taxes.


(5)  Comprehensive Income

     The company's comprehensive earnings were as follows:

                                                                       For the Three Months
                                                                          Ended March 31
                                                                    ------------------------
Millions of dollars                                                        1999       1998
--------------------------------------------------------------------------------------------

Net earnings (loss) ................................................   $      7   $     18
Change in foreign currency translation adjustments (net of tax) ....         --          1
--------------------------------------------------------------------------------------------
      Comprehensive earnings (loss) ................................   $      7   $     19
--------------------------------------------------------------------------------------------
                                       4

(UNAUDITED)

(6)  Earnings Per Share

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from operations for the first quarters ended March 31, 1999 and 1998:

                                                                            Earnings       Shares     Per Share
Millions except per share amounts                                         (Numerator)  (Denominator)    Amount
---------------------------------------------------------------------------------------------------------------

Three Months ended March 31, 1999
      Earnings from operations ..............................................   $ 7           241
         Basic EPS ..........................................................                         $   0.03
                                                                                                      =========
      Effect of Dilutive Securities
         Options/common stock equivalents ...................................                   1
                                                                                ------------------
         Diluted EPS ........................................................     7           242     $   0.03
                                                                                                      =========
         Distributions on subsidiary trust preferred securities (after-tax)..     6            12
                                                                                ------------------
         Antidilutive .......................................................   $13           254     $   0.05

Three Months ended March 31, 1998
      Earnings from operations ..............................................   $18           241
         Basic EPS ..........................................................                         $   0.07
                                                                                                      =========
      Effect of Dilutive Securities
         Options/common stock equivalents ...................................                   1
                                                                                ------------------
         Diluted EPS ........................................................    18           242     $   0.07
                                                                                                      =========
         Distributions on subsidiary trust preferred securities (after-tax)..     6            12
                                                                                ------------------
         Antidilutive .......................................................   $24           254     $   0.09

---------------------------------------------------------------------------------------------------------------

     Not included in the computation of diluted EPS were options outstanding at March 31, 1999 to purchase approximately 8.5 million shares of common stock. These options were not included in the computation as the exercise prices were greater than the year-to-date average market price of $31.11 for the common shares. The exercise prices of these options range from $32.16 to $51.01 per share and they expire in 2006 through 2009.

(7)  Long Term Debt and Credit Agreements

     On February 18, 1999, the company issued $350 million of 30 year, 7 1/2 percent debentures under its $1.439 billion universal shelf registration statement. After issuance of the debentures, the total amount available for future issuance of medium term notes, other debt and/or equity securities under the company's universal shelf registration statement was approximately $1.089 billion.

     The company also increased its commercial paper borrowings by $93 million from year-end 1998 to an outstanding balance of $153 million at March 31, 1999. Proceeds from the debt issuance referred to above and commercial paper borrowings were used to retire $74 million of maturing medium-term notes and to reduce the amount outstanding under the company's $1 billion bank credit agreement from $550 million to $200 million. The company also terminated its $250 million revolving credit agreement in February 1999. There were no amounts outstanding under the revolving credit agreement during 1999.
                                       5

(UNAUDITED)

 (8) Financial Instruments

     The fair values of the company's financial instruments at March 31, 1999 are described below:

     In February 1999, the company paid $53 million to its counterparty to close out its three remaining Canadian foreign exchange contracts. Proceeds of $82 million Canadian were received from the counterparty and used by the company's Canadian subsidiary to make a scheduled income tax payment to Canada's taxing authority. No gain or loss was recognized as changes in the exchange contracts offset changes in the company's consolidated Canadian dollar denominated tax obligation.

     At March 31, 1999, the company had forward exchange contracts outstanding designed to hedge the company's exposure for estimated income tax payments and other foreign currency denominated obligations and receivables expected to be settled in 1999. Ten of the contracts require the company to purchase 3,946 million Thai baht in exchange for $101 million. Eight of the contracts require the company to sell 3,010 million Thai baht in exchange for $80 million. The fair value of the purchase contracts at March 31, 1999 was approximately $105 million. The fair value of the sale contracts at March 31, 1999 approximated the notional amount. Fair values were determined by comparing the contract rates to the forward rates in effect at March 31, 1999.

     At March 31, 1999, the company had $84 million of futures contracts outstanding to purchase 6,025 thousand barrels of crude oil. Approximately 70 percent of the crude oil futures contracts were associated with the company's non-trading activities. The contracts primarily offset the fixed price risk associated with the company's delivery obligations under a pre-paid forward crude oil sale entered into in December 1998. The fair value of the company's crude oil futures contracts based on quoted market prices at March 31, 1999 was approximately $100 million. The company's natural gas futures contracts outstanding at March 31, 1999 were immaterial.

     At March 31, 1999, the company had various hydrocarbon commodity option contracts (options) outstanding with several counterparties designed to hedge the prices to be received for the sale of its future crude oil and natural gas production, principally in 1999. These options are generally accounted for as hedges with gains and losses deferred and recognized as additional oil and gas revenues upon the sale of the underlying production. At March 31, 1999, the company had approximately $9 million of options outstanding. The fair value of the options was approximately $(18) million. Fair value was determined based on dealer quotes where available, or on financial modeling using underlying commodity prices. Options associated with the company's trading activities at March 31, 1999 were immaterial.

     The company recorded approximately $4 million in pre-tax trading gains during the first three months of 1999. At March 31, 1999, the company had pre-tax deferred losses of approximately $20 million related to its non-trading hydrocarbon derivative instrument activities. This amount principally consists of options, as noted above.

     The estimated fair value of the company's long-term debt was $2,612 million. The fair values of debt instruments were based on the discounted amount of future cash outflows using the rates offered to the company for debt with similar remaining maturities.

     The estimated fair value of the mandatorily redeemable convertible preferred securities of the company's subsidiary trust was $565 million. The fair value of the preferred securities was based on the trading prices of the preferred securities on March 31, 1999.
                                       6

(UNAUDITED)

(9)  Accrued Abandonment, Restoration and Environmental Liabilities

     At March 31, 1999, the company had accrued $459 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $655 million. This estimate was derived in large part from abandonment cost studies performed by outside firms and is used to calculate the amount to be amortized. The company's reserve for environmental remediation obligations at March 31, 1999 totaled $293 million, of which $155 million was included in current liabilities.

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

     As disclosed in note 9, at March 31, 1999, the company had accrued $293 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur possible additional remediation costs aggregating approximately $195 million.
                                       7

(UNAUDITED)

     Tax matters - The company believes it has adequately provided in its accounts for tax items and issues not yet resolved.

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

(11) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

Summarized Financial Data of Union Oil

                                                                   For the Three Months
                                                                       Ended March 31
                                                                    -------------------
Millions of dollars                                                     1999      1998
---------------------------------------------------------------------------------------
Total revenues .....................................................   $1,231   $1,207
Total costs and other deductions
   (including income taxes) ........................................    1,218    1,184
---------------------------------------------------------------------------------------
Earnings from operations ...........................................       13       23
---------------------------------------------------------------------------------------
Net earnings .......................................................   $   13   $   23
---------------------------------------------------------------------------------------
                                              At March 31            At December 31 (a)
                                            ------------------      -------------------
Millions of dollars                               1999                      1998
                                            ------------------      -------------------
Current assets ................................  $1,259                   $1,388
Noncurrent assets ............................... 6,570                    6,583
Current liabilities ............................. 1,209                    1,406
Noncurrent liabilities ...........................3,943                    3,852
Shareholder's equity .............................2,677                    2,713
---------------------------------------------------------------------------------------
(a)  Audited

(12) Disposition of Assets

     On January 26, 1999, Unocal entered into an agreement with Calpine Corporation for the sale of the company`s interests in a geothermal steam production operation, The Geysers, in Northern California. On March 23, 1999, the sale closed and the company received proceeds of $101 million. The company recorded an after-tax loss of approximately $10 million on the sale. The proceeds will be used to partially fund the company's exploration and production capital projects.
                                       8

(UNAUDITED)

(13) Restructuring Costs

     The company adopted a restructuring plan during the fourth quarter of 1998 that resulted in the accrual of a $27 million pre-tax restructuring charge. This amount included the costs of terminating approximately 475 employees. The charge was included in selling, administrative and general expense on the consolidated earnings statement. The plan involves the suspension of mining and manufacturing operations at the Mountain Pass, California lanthanide facility, a change in mining operations at the Questa, New Mexico molybdenum facility, the withdrawal from non-strategic activities in Central Asia and a reduction in activities of various business units.

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

     At April 14, 1999, 358 employees had been terminated or had received termination notices as the result of the plan with additional terminations scheduled during the remainder of 1999. The amount of unpaid benefits remaining on the consolidated balance sheet at March 31, 1999 was $21 million. No adjustments to the restructuring accrual have been made to date.

(14) Segment Information

     The company's reportable segments are as follows:

     Exploration and Production, Global Trade, Geothermal & Power Operations and Diversified Businesses. Unallocated corporate and administrative general expenses and other miscellaneous operations are included under the Corporate and Unallocated heading. Effective January 1, 1999, the Pipelines business unit was transferred from the Diversified Business segment to the Global Trade segment. For an expanded description on the activities conducted by the company's business segments, see pages 74 and 75 of the company's 1998 Form 10-K.

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                  Geothermal
For the Three Months                             United States         International        Global Trade          & Power
ended March 31, 1999                           Spirit                   Far                                      Operations
Millions of dollars                           Energy 76    Alaska      East       Other  Global Trade  Pipelines
                                             --------------------------------------------------------------------------------
    .........................................

External sales & operating revenues .........   $    35   $    23   $   155    $    44      $   768    $    10    $    45
Other revenue (loss) ........................         2        --         1          5           --         15        (12)
Inter-segment revenues ......................       184        17        42         --            1          2         --
-----------------------------------------------------------------------------------------------------------------------------
Total  Revenues .............................       221        40       198         49          769         27         33

Net earnings (loss) .........................         2         1        48        (15)           2         17          1
-----------------------------------------------------------------------------------------------------------------------------

Assets (at March 31, 1999) ..................     2,024       315     1,929        683          322        253        495
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated               Totals
                                                  Business

                                                 Ag    Carbon &  Admn &  Net Int  Env &       New
                                              Products Minerals  General   Exp  Litigation  Ventures  Other (a)
-----------------------------------------------------------------------------------------------------------------------------

External sales & operating revenues..........     $  63   $  43   $  --   $  --    $  --      $  --      $  3    $   1,189
Other revenue (loss) ........................        --       9      --       6       --         --        16           42
Inter-segment revenues ......................        --      --      --      --       --         --      (246)          --
-----------------------------------------------------------------------------------------------------------------------------
Total  Revenues .............................        63      52      --       6       --         --      (227)       1,231

Net earnings (loss) .........................         3       9     (21)    (31)      (5)        (1)       (3)           7
-----------------------------------------------------------------------------------------------------------------------------
Assets (at March 31, 1999) ..................       334     378      --      --       --         --      1,076       7,809
-----------------------------------------------------------------------------------------------------------------------------
(a) Includes eliminations and consolidation adjustments

UNAUDITED)

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                  Geothermal
For the Three Months                             United States         International        Global Trade          & Power
ended March 31, 1998                           Spirit                   Far                                      Operations
Millions of dollars                           Energy 76    Alaska      East       Other  Global Trade  Pipelines
                                             --------------------------------------------------------------------------------
    .........................................

External sales & operating revenues .........   $    24   $    32   $   162    $    46      $   685    $    10    $    41
Other revenue (loss) ........................         -        --       (11)         5           --         14          1
Inter-segment revenues ......................       232        19        70          5           --          2         --
-----------------------------------------------------------------------------------------------------------------------------
Total  Revenues .............................       256        51       221         56          685         26         42

Net earnings (loss) .........................         9        12        21        ( 8)           6         15         14
-----------------------------------------------------------------------------------------------------------------------------

Assets (at March 31, 1998) ..................     1,896       370     1,613        726          261        263        556
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated               Totals
                                                  Business

                                                 Ag    Carbon &  Admn &  Net Int  Env &       New
                                              Products Minerals  General   Exp  Litigation  Ventures  Other (a)
-----------------------------------------------------------------------------------------------------------------------------

External sales & operating revenues..........     $  95   $  62   $  --   $  --    $  --      $  --      $ 14    $   1,171
Other revenue (loss) ........................        --       9      --       8       --         --        10           36
Inter-segment revenues ......................        --      --      --      --       --         --      (328)          --
-----------------------------------------------------------------------------------------------------------------------------
Total  Revenues .............................        95      71      --       8       --         --      (304)       1,207

Net earnings (loss) .........................         9      13     (18)    (26)     (33)       (7)        11           18
-----------------------------------------------------------------------------------------------------------------------------
Assets (at March 31, 1998) ..................       346     385      --      --       --         --      1,162       7,578
-----------------------------------------------------------------------------------------------------------------------------
(a) Includes eliminations and consolidation adjustments

(15) Subsequent Events

     In April 1999, the company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. (Spirit LP), a limited partnership formed under the laws of Delaware. The fixed-price overrides are subject to economic limitations of production from the affected fields. In exchange for its overriding royalty contributions, valued at $304 million, the company received an initial general partnership interest of approximately 55 percent in Spirit LP. Concord Investors LLC (Concord) contributed $250 million in cash to the partnership in exchange for an initial partnership interest of approximately 45 percent. Concord is entitled to receive a priority allocation of profits and cash distributions in an amount equal to a spread above a floating rate of return on its capital contribution, cumulative and compounded quarterly to the extent not distributed. The partnership has a maximum term of twenty years, but may terminate after six years subject to certain conditions.

     On April 15, 1999, the company's Unocal Canada Resources subsidiary (UCR) signed a definitive agreement to invest up to C$265 million (US$175 million) to acquire up to 46 percent of Calgary-based Northrock Resources Ltd. (Northrock). Under the agreement, UCR proposes to make a partial tender offer to Northrock's shareholders which, if successful would result in UCR acquiring approximately 10 million shares of Northrock common stock at C$14 per share, representing approximately 32 percent of all outstanding shares. UCR would then acquire approximately 7.6 million additional shares of Northrock common stock for C$16 per share under a private placement, increasing UCR's interest in Northrock to as much as 46 percent. UCR's obligations under the agreement are subject to regulatory approvals and certain other conditions. If the tender offer for the acquisition of Northrock's common shares is successful, the company expects the transaction to be completed by mid-year.
                                       10

OPERATING HIGHLIGHTS                                                   UNOCAL CORPORATION
(UNAUDITED)


                                                                     For the Three Months
                                                                         Ended March 31
                                                                    ---------------------
                                                                           1999      1998
-----------------------------------------------------------------------------------------
NET DAILY PRODUCTION
   Crude oil and condensate (thousand barrels daily)
      United States
    ...........................................................
         Spirit Energy 76 .....................................              39        44
         Alaska ...............................................              27        30
                                                                    ---------------------
           Total United States ................................              66        74
      International (a)
         Far East .............................................              70        89
         Other ................................................              31        31
                                                                    ---------------------
           Total International ................................             101       120
      Worldwide ...............................................             167       194
                                                                    ---------------------

   Natural gas (million cubic feet daily)
      United States
         Spirit Energy 76 .....................................             775       788
         Alaska ...............................................             153       138
                                                                    ---------------------
           Total United States ................................             928       926
      International (a)
         Far East .............................................             848       861
         Other ................................................              39        52
                                                                    ---------------------
           Total International ................................             887       913
      Worldwide ...............................................           1,815     1,839
                                                                    ---------------------

   Natural gas liquids (thousand barrels daily) ...............              18        18
   Geothermal (million kilowatt-hours daily) ..................              22        21

-----------------------------------------------------------------------------------------

(a) Includes host countries' shares of:
      Crude oil and condensate ................................              12        19
      Natural gas .............................................              73        50

                                       11

OPERATING HIGHLIGHTS (CONTINUED)                                       UNOCAL CORPORATION
(UNAUDITED)


                                                                     For the Three Months
                                                                         Ended March 31
                                                                    ---------------------
                                                                           1999      1998
-----------------------------------------------------------------------------------------
AVERAGE SALES PRICES (a)
   Crude oil and condensate (per barrel)
      United States
    ..........................................................
         Spirit Energy 76 ....................................      $     11.85  $  13.94
         Alaska ..............................................             7.86     10.84
           Total United States ...............................            10.12     12.66
      International
         Far East ............................................      $     10.65  $  13.97
         Other ...............................................            10.22     12.30
           Total International ...............................            10.51     13.50
      Worldwide ..............................................      $     10.34  $  13.15
-----------------------------------------------------------------------------------------
   Natural gas (per thousand cubic feet)
      United States
         Spirit Energy 76 ....................................      $      1.92  $   2.14
         Alaska ..............................................             1.20      1.47
           Total United States ...............................             1.80      2.03
      International
         Far East ............................................      $      1.88  $   2.03
         Other ...............................................             1.76      2.09
           Total International ...............................             1.87      2.04
      Worldwide ..............................................      $      1.83  $   2.04
-----------------------------------------------------------------------------------------
AGRICULTURAL PRODUCTS PRODUCTION VOLUMES
(thousand tons)
   Ammonia ...................................................              381       374
   Urea ......................................................              244       260

AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia ...................................................              137       220
   Urea ......................................................              264       326

(a)  Excludes Global Trade margins

                                       12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with Management's Discussion and Analysis in Item 7 of the company's 1998 Annual Report on Form 10-K. Unless otherwise specified, the following discussion pertains to the company's continuing operations.

CONSOLIDATED RESULTS

                                                                                             For the Three Months
                                                                                                Ended March 31
                                                                                             --------------------
Millions of dollars                                                                                 1999     1998
-----------------------------------------------------------------------------------------------------------------
After-tax earnings (loss) from operations .......................................................   $  7    $ 18
Less: special items (net of tax)
    Environmental and litigation provisions .....................................................     (3)    (33)
    Asset sales (a) .............................................................................    (10)     --
    Deferred tax adjustments ....................................................................     --     (21)
-----------------------------------------------------------------------------------------------------------------
    Total special items .........................................................................    (13)    (54)
-----------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss)  from operations .............................................   $ 20    $ 72
-----------------------------------------------------------------------------------------------------------------
(a) Represents  the sale of The Geysers,  a geothermal  production  operation in
Northern California

Adjusted after-tax earnings from operations decreased $52 million from the same period last year. Lower worldwide commodity prices for crude oil, natural gas and agricultural products were the primary contributors to the depressed earnings. Compared to 1998, average worldwide sales prices for crude oil and natural gas declined 21 percent and 10 percent, respectively. These negative factors were partially offset by lower dry hole and exploration expense resulting primarily from lower domestic exploration activity.

EXPLORATION AND PRODUCTION

The company's primary activities are oil and gas exploration, development, and production.

United States - Included in the United States category are Spirit Energy 76 and Alaska oil and gas operations. The Spirit Energy 76 business unit is responsible for oil and gas operations in the Lower 48 United States with emphasis on the shelf and deepwater areas in the Gulf of Mexico and the Permian Basin in West Texas. A substantial portion of crude oil and natural gas produced in the United States is sold to the company's Global Trade segment. The remainder is sold to third parties, or in the case of Alaska natural gas production used in the company's agricultural products operations.

                                                                                             For the Three Months
                                                                                                 Ended March 31
                                                                                             --------------------
Millions of dollars                                                                                 1999     1998
-----------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Spirit Energy 76 .............................................................................   $ 2       $ 9
   Alaska .......................................................................................     1        12
-----------------------------------------------------------------------------------------------------------------
   Total ........................................................................................     3        21
Less: special items (net of tax) ................................................................    --        --
-----------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) ..............................................................   $ 3       $21
-----------------------------------------------------------------------------------------------------------------

Adjusted after-tax earnings decreased $18 million compared to the same period in the prior year primarily due to lower average United States crude oil and natural gas sales prices. Crude oil prices fell 20 percent, or $2.54 per barrel, while natural gas prices fell 11 percent, or $0.23 per thousand cubic feet. Depreciation, depletion and amortization expense increased in the first quarter of 1999 primarily due to production from higher rate fields and increased exploratory land amortization. These negative factors were partially offset by lower dry hole costs.
                                       13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

International - Includes the company's international exploration and production activities and the business development activities performed by the company's New Ventures group. The company is currently engaged in oil and gas production activities in nine foreign countries: Thailand, Indonesia, Canada, The Netherlands, Azerbaijan, Yemen, Myanmar, the Democratic Republic of Congo and Bangladesh.

                                                                                             For the Three Months
                                                                                                Ended March 31
                                                                                             --------------------
Millions of dollars                                                                                 1999     1998
-----------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
     Far East ...................................................................................   $ 48    $  21
     Other ......................................................................................    (15)     (8)
-----------------------------------------------------------------------------------------------------------------
     Total ......................................................................................     33       13
Less: special items (net of tax)
     Deferred tax adjustment (Far East) .........................................................     --     (21)
-----------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) ..............................................................   $ 33    $  34
-----------------------------------------------------------------------------------------------------------------

During the first quarter of 1999, international adjusted after-tax earnings decreased slightly compared with the same period in the prior year. Crude oil prices fell 22 percent, or $2.99 per barrel, while natural gas prices fell 8 percent, or $0.17 per thousand cubic feet. Crude oil production volumes decreased by 16 percent primarily in Indonesia and Canada. The decrease in Canadian crude oil production reflects the disposition of the company's Alberta, Canada, exploration and production assets in the Tarragon transaction in the third quarter of 1998. These negative factors were largely offset by lower exploration expense, decreased foreign exchange losses and decreased foreign taxes.

GLOBAL TRADE

The Global Trade segment conducts most of the company's worldwide crude oil, condensate and natural gas trading and marketing activities and is responsible for the company's commodity-specific risk management activities. Global Trade also purchases crude oil, condensate and natural gas from certain of the company's royalty owners, joint venture partners and other unaffiliated oil and gas producers for resale. Global Trade also manages the company's Pipelines business unit which holds the company's equity interests in affiliated pipeline companies.

                                                                                             For the Three Months
                                                                                                Ended March 31
                                                                                             --------------------
Millions of dollars                                                                                 1999     1998
-----------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Global Trade .................................................................................  $   2    $   6
   Pipelines ....................................................................................     17       15
-----------------------------------------------------------------------------------------------------------------
  Total .........................................................................................     19       21
Less: special items (net of tax) ................................................................     --       --
-----------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) ..............................................................    $19      $21
-----------------------------------------------------------------------------------------------------------------

Global Trade's combined adjusted after-tax earnings during the first quarter of 1999 decreased $2 million from the same period last year. The decrease was primarily due to lower margins on domestic crude oil trading. This earnings decrease was partially offset by higher Pipeline affiliate earnings due to increased volumes.
                                       14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment supplies geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's current activities also include operating power plants in Indonesia and an interest in the construction of a gas-fired power plant in Thailand.

                                                                                            For the Three Months
                                                                                                Ended March 31
                                                                                             --------------------
Millions of dollars                                                                                 1999     1998
-----------------------------------------------------------------------------------------------------------------
After-tax earnings (loss) .......................................................................   $  1    $  14
Less: special items (net of tax)
    Asset sales (a) .............................................................................    (10)      --
-----------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings .....................................................................   $ 11    $  14
-----------------------------------------------------------------------------------------------------------------
(a) Represents  the sale of The Geysers,  a geothermal  production  operation in
Northern California

Adjusted after-tax earnings for the first quarter of 1999 decreased by $3 million compared to the same period a year ago due to accounts receivable provisions in Indonesia which were partially offset by lower dry hole expense and decreased foreign exchange losses.

DIVERSIFIED BUSINESS GROUP

The Agricultural Products business unit manufactures, transports and markets nitrogen-based products for agricultural and industrial uses. The Carbon and Minerals business unit manufactures and markets petroleum coke, graphites and specialty minerals.

                                                                                             For the Three Months
                                                                                                Ended March 31
                                                                                             --------------------
Millions of dollars                                                                                 1999     1998
-----------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Agricultural Products ........................................................................   $  3   $    9
   Carbon and Minerals ..........................................................................      9       13
-----------------------------------------------------------------------------------------------------------------
   Total ........................................................................................     12       22
Less: special items (net of tax)
   Environmental and litigation provisions (Carbon and Minerals) ................................     --      (1)
-----------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) ..............................................................   $ 12     $ 23
-----------------------------------------------------------------------------------------------------------------

During the first quarter 1999, adjusted after-tax earnings decreased by $11 million from the same period last year. Agricultural Products commodity prices were 21 percent lower than the same period last year and sales volumes were lower due to severe icing conditions in Alaska's Cook Inlet, preventing ships from loading product. Carbon and Minerals lower earnings were primarily due to decreased sales prices and lower volumes of the Needle Coker Company.
                                       15

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

                                                                                             For the Three Months
                                                                                                Ended March 31
                                                                                             --------------------
Millions of dollars                                                                                 1999     1998
-----------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Administrative and general expense ...........................................................  $(21)    $(18)
   Net interest expense .........................................................................   (31)     (26)
   Environmental and litigation expense .........................................................    (5)     (33)
   New Ventures (non-exploration and production) ................................................    (1)      (7)
   Other ........................................................................................    (3)      11
-----------------------------------------------------------------------------------------------------------------
   Total ........................................................................................   (61)     (73)
Less: special items (net of tax)
    Environmental and litigation provisions .....................................................    (3)     (32)
-----------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) ..............................................................  $(58)   $ (41)
-----------------------------------------------------------------------------------------------------------------

The adjusted after-tax loss increased by $17 million as compared to the same period last year. The negative earnings factors include higher interest expense due to lower capitalized interest and increased debt levels, lower pension income and higher employee benefit related accruals. Those factors were partially offset by lower New Ventures non-exploration and production expenditures in the first quarter of 1999.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first three months of 1999, net cash flow provided by operating activities was $99 million compared with $94 million for the same period a year ago. The increase reflects the receipt of $120 million from the Public Energy Authority of Kentucky Trust (PEAK) for a natural gas forward sale. The PEAK transaction receipt was substantially offset by the effects of lower worldwide commodity prices, increased foreign income tax payments and a decrease in liabilities related to 1999 crude oil and natural gas deliveries that pertain to the 1998 and 1999 commodity forward sales.

Proceeds from asset sales for the first three months of 1999 were $106 million consisting primarily of The Geysers sale for $101 million completed in March 1999.

Capital expenditures for the first quarter of 1999 totaled $225 million compared to $326 million in the same period a year ago. The decrease was primarily due to lower drilling activities and lease acquisitions in the Gulf of Mexico and internationally. Total capital expenditures are expected to be approximately $1 billion for 1999. The company will continue to focus on high-potential deepwater exploration programs in Indonesia and the Gulf of Mexico. The company may adjust its capital spending estimate later depending on the timing of acquisitions and changes in commodity prices.

The company's long-term debt was $2,568 million at March 31, 1999, an increase of $10 million from the year-end 1998 level of $2,558 million. The debt-to-total capitalization ratio increased to 49 percent from 48 percent at year-end 1998.
                                       16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENVIRONMENTAL MATTERS

At March 31, 1999, the company's reserves for environmental remediation obligations totaled $293 million, of which $155 million was included in current liabilities. During the first quarter of 1999, cash payments of $19 million were applied against the reserve. The company also estimates that it possibly could incur additional remediation costs aggregating approximately $195 million as discussed in note 10 to the consolidated financial statements. The company's total environmental reserve amount is grouped into the following five categories:

Reseve Summary
                                                                       March 31,
Millions of dollars                                                       1999
--------------------------------------------------------------------------------
   Superfund and similar sites .....................................        $ 13
   Former company-operated sites ...................................          15
   Company facilities sold with retained liabilities ...............          60
   Inactive or closed company facilities ...........................         157
   Active company facilities .......................................          48
--------------------------------------------------------------------------------
     Total reserves ................................................        $293
--------------------------------------------------------------------------------

OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases in reserves, production, sales including related costs and prices, and other statistical items; plans and objectives of management regarding the company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the foward-looking statements. See pages 40 and 41 of Management's Discussion and Analysis in Item 7 of the company's 1998 Annual Report on Form 10-K for a discussion of certain of such conditions and events.

Even though energy commodity prices increased late in the first quarter of 1999 as compared to recent prior periods, the company expects prices to remain volatile for the remainder of 1999.

The economic situation in Asia, where much of the company's international activity is centered, remained largely unchanged from year-end 1998. The company believes that the governments in the region are committed to undertaking the reforms and restructuring necessary to enable their nations to recover from the current downturn.

Following the discoveries on the Mad Dog prospect on Green Canyon 826 and the Mirage prospect on Mississippi Canyon 941, in April 1999, the company commenced drilling the first of four deepwater wells in the Gulf of Mexico expected to be drilled over the next several months.

Pending transactions for Spirit Energy 76 include the sale of substantially all of its oil and gas assets in Michigan to Quicksilver Resources, Inc. for $27 million in cash plus approximately $3 million of common stock of Quicksilver and the trade of most of its Rocky Mountain oil and gas assets for 5.8 million shares of common stock of Tom Brown, Inc. and $5 million in cash. Both transactions are expected to close in the second quarter of 1999.
                                       17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In Myanmar, the company's subsidiaries and partners are awaiting completion of the Ratchaburi power plant in Thailand for commercial production from the Yadana field to begin. The gas sales agreement with the Petroleum Authority of Thailand
(PTT) includes a "Take or Pay" provision, which requires PTT to purchase a contract quantity of natural gas. Due to the delay in the completion of the plant, PTT could not meet their contract minimum obligation for 1998. Therefore, PTT was billed for the 1998 "Take or Pay" obligation with the company's share of the billing being approximately $13 million. Payment, which was due on March 1, 1999, is currently outstanding. The project participants are in discussions with PTT to resolve the "Take or Pay" issue.

As of March 31, 1999, the company's geothermal operations in Indonesia had a gross receivable balance of approximately $123 million, most of which was for steam sales from the Salak field. Approximately $46 million is due by June 7, 1999, of which $31 million represents a shortfall in payments for March 1998 through December 1998 steam deliveries to the Gunung Salak electric generating Units 1, 2 and 3. Partial payments have been received on a timely basis. Agreements allow for payments over the next several years. Provisions covering a portion of these receivables were recorded in 1998 and 1999. The company is vigorously pursuing collection of the outstanding receivables.

In Azerbaijan, the company has an approximately 26 percent interest in the North Absheron Operating Company (NAOC) which was exploring for oil on blocks in the Caspian Sea. Because of unsuccessful drilling results, the NAOC has decided to cease operations and has closed its office in Baku.

The company adopted a restructuring plan during the fourth quarter of 1998 that resulted in the accrual of a $17 million after-tax charge. The amount included the costs of terminating approximately 475 employees. The company expects execution of the plan to reduce future annualized salaries and benefits by an estimated $21 million after-tax and there have been no changes to that expectation to date. The company is currently evaluating additional initiatives to improve the efficiency and alignment of support services and reduce costs, which could result in another restructuring plan in 1999.

YEAR 2000

The company is actively addressing the Year 2000 (Y2K) issue. Many existing computer programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these programs could result in system failures with possible material adverse effects on the company's operations at the beginning of the year 2000.

The company's Y2K efforts can be divided into three general categories: information technology (IT) systems and applications, non-IT embedded systems in process controls, and its relationships with critical business partners. The company has appointed a program manager and has assembled various teams of professionals, principally at the business unit level, which have developed plans to implement these efforts. The plans establish a methodology and schedule to identify, assess, correct and test the company's IT systems, applications, non-IT embedded systems (such as microcontrollers and other devices used for process control), system interfaces with vendors, suppliers, customers and other outside parties, as well as to assess the Y2K readiness of such third parties. The company has contracted with systems consulting firms to assist with the assessment, correction and testing of the company's internal systems and their interfaces with third parties. To ensure independent review and validation of the implementation of the company's Y2K plans, internal auditors, assisted by contract auditors, are auditing the Y2K projects of key business units within the company and reporting their findings to senior management.

A company-wide initial awareness campaign was completed in June 1998. The identification, assessment, and corrections-planning phases of the internal systems portion of the project have been completed. The company is in the process of preparing business contingency and recovery plans for its "mission critical" systems, applications and processes and remediating and renovating its systems. These systems, applications and processes, if not operable, could materially adversely impact cash flow, operations, safety or the environment.
                                       18

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

The company has completed the inventory and assessment of its IT and embedded systems and detailed planning to correct or work around the anticipated problems in these systems. The repair and testing of its IT and embedded systems was approximately 70 percent complete as of March 31, 1999.

The following schedule sets forth the company's estimated timetable for achieving Y2K readiness of its IT and embedded systems:

Project                                       Target Completion Dates
--------                                      -----------------------
Phases
Worldwide inventory of systems                Completed
Worldwide assessment                          Completed
Initial plan for corrections/work arounds     Completed
Remediation/renovation                        Second quarter 1999
Contingency planning                          Third quarter 1999
Validation/testing                            Third quarter 1999
Implementation                                Third quarter 1999
Continuous system review                      Ongoing-through first quarter 2000

The company has identified approximately 400 "critical business partners" and contacted 87 percent of these companies regarding their Y2K readiness. As of March 31, 1999, the company had received responses from about 240 of the critical business partners. Work in this area will continue and contingency plans will incorporate the possibility of performance failures by multiple critical business partners.

The company estimates the total expenditures on its Y2K project will be approximately $30 million. These expenditures are recorded at the business unit and corporate levels and are funded from cash provided by operating activities. Expenditures as of March 31, 1999, were approximately $16 million. Most of the remaining expenditures are expected to be incurred in the remainder of 1999.

The company is not aware of any IT projects that have been delayed due to the Y2K project.

The Y2K problem is real and there is a risk of Y2K related failures. These failures could result in an interruption in, or a failure of, certain business activities or functions. Such failures could materially and adversely affect the company's results of operations, liquidity or financial condition. Due to the uncertainty surrounding the Y2K problem, including the uncertainty of the Y2K readiness of the company's customers, suppliers, and partners, the company is unable at this time to determine the true impact of the Y2K problem to Unocal. The principal areas of risk are thought to be oil and gas production control systems, other embedded operations control systems and third party Y2K readiness. The company's Y2K project is expected to reduce this uncertainty. The company believes that with the completion of the project as planned, the possibility of significant interruptions of normal operations should be reduced. There can be no assurance, however, that there will not be a delay in, or increased costs associated with the implementation of such changes or that such changes will prove 100 percent effective in resolving all Y2K related issues. Furthermore, there can be no assurance that critical business partners will not experience failures, irrespective of the Y2K readiness representations they may have made. A likely worst case scenario is that despite the company's efforts, there could be failures of control systems, which might cause some processes to be shut down. Such failures could have a material adverse impact on the company's operations. The company is particularly concerned about the status of key critical business partners' Y2K readiness in Indonesia, Thailand, and the Gulf of Mexico. Their failure due to a Year 2000 problem could prevent Unocal from delivering product and cause a material adverse impact to the company's cash flows.
                                       19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk - From time to time the company temporarily invests its excess cash in interest-bearing securities issued by high-quality issuers. Company policies limit the amount of investment to any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the company. The company's primary market risk exposure for changes in interest rates relates to the company's long-term debt obligations. The company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. Interest rate sensitive derivative financial instruments, such as swaps, options, floors, caps, and collars may also be used depending upon market conditions.

The company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at March 31, 1999. Assuming a ten percent decrease in the company's weighted average borrowing costs at March 31, 1999, the potential increase in the fair value of the company's debt obligations and associated derivative instruments would have been approximately $102 million.

Foreign Exchange Rate Risk - The company conducts business in various parts of the world and in various foreign currencies. To limit the company's foreign currency exchange rate risk related to operating income, foreign sales agreements generally contain price provisions designed to insulate the company's sales revenues against adverse foreign exchange rates. In most countries, energy products are valued and sold in U.S. dollars and foreign currency operating cost exposures have not been significant. In other countries, the company is paid for product deliveries in local currencies but at prices indexed to the U.S. dollar. These funds, less amounts retained for operating costs, are converted to U.S. dollars as soon as practicable. The company's Canadian subsidiary is paid in Canadian dollars for its crude oil and natural gas sales. Excess Canadian funds generally have been invested in other Unocal foreign operations.

From time to time the company may purchase foreign currency options or enter into foreign currency exchange contracts to limit the exposure related to its foreign currency obligations. At March 31, 1999, the company had several foreign currency forward exchange contracts outstanding to hedge scheduled tax payments, other commitments and receivables to be settled in Thai baht during 1999. At March 31, 1999, the company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the company's foreign currency position related to its outstanding foreign currency forward exchange contracts. Assuming an adverse change of ten percent in foreign exchange rates at March 31, 1999, the potential decrease in fair value of the company's foreign currency forward exchanges contracts would have been approximately $2 million.

Commodity Price Risk - The company is a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and petroleum-based products and is subject to the associated price risks. The company generally uses hydrocarbon derivative financial instruments, such as futures contracts, swaps and options with maturities of 24 months or less, to mitigate its exposure to fluctuations in hydrocarbon commodity prices. Certain of these instruments are used to hedge contractual delivery commitments and future crude oil and natural gas production against price exposure. In certain cases, the company enters into longer-term derivative instruments, such as swap contracts, to hedge its exposure to long-term fixed price commitments. The company also takes pricing positions in hydrocarbon derivative financial instruments (primarily futures and options contracts).

The company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon-price-sensitive derivative instruments. Value at risk represents the potential loss in fair value the company would experience on its hydrocarbon price sensitive derivative instruments, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's model is based upon historical data and uses a three-day time interval with a 95 percent confidence level. The model includes offsetting physical positions for hydrocarbon price sensitive derivative instruments related to the company's contracted crude oil and natural gas forward sales. Based upon the company's model, the value at risk related to hydrocarbon-price-sensitive derivative financial instruments held for purposes other than trading was approximately $9 million at March 31, 1999. The value at risk related to hydrocarbon-price-sensitive derivative financial instruments held for trading purposes was approximately $3 million at March 31, 1999.
                                       20

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is incorporated by reference the information with respect to certain legal proceedings previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K), the information regarding environmental remediation reserves in note 9 to the consolidated financial statements in Item 1 of Part I hereof, the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I, and the information regarding certain legal proceedings and other contingent liabilities in note 10 to the consolidated financial statements. Information with respect to certain recent developments and additional legal proceedings is set forth below:

General

1. In the lawsuit captioned Talbert Fuel Systems Patents Company v. Unocal Corp., et al., described in Paragraph 1 of Item 3 of the 1998 Form 10-K, in April 1999, the court granted the company's motion for summary judgment as to the remaining infringement claim.

2. In the lawsuit captioned The McMahon Foundation, et al. v. Amerada Hess Corporation, et al., described in Paragraph 2 of Item 3 of the 1998 Form 10-K, in April 1999, the settlement agreement was given final approval by the court. Less than 2.5 percent of the class members who received royalty and working interest payments from the company exercised opt-out rights.

3. In the lawsuit captioned United States, ex rel. Jack Grynberg v. Unocal, described in Paragraph 5 of Item 3 of the 1998 Form 10-K, in April 1999, the U.S. Department of Justice notified the court that it has elected not to intervene in this action.

4. In connection with the notices of Preliminary Determination of Underpaid Royalties received from the U.S. Department of the Interior Minerals Management Service (MMS), described in Paragraph 6 of Item 3 of the 1998 Form 10-K, the company has entered into negotiations with the MMS to settle the claims.

5. In the lawsuit captioned People of the State of California v. Molycorp, Inc., described in Paragraph 8 of Item 3 of the 1998 Form 10-K, in January 1999, the District Attorney filed an amended complaint adding alleged violations of the California Business & Professions Code, Water Code and Fish & Game Code.

Additional Environmental Matter Involving Possible Civil Penalties

6. In recent years the District Attorney of Yolo County, California, has expressed concern with releases of chemicals from the company's West Sacramento agricultural products plant. In March 1999, the District Attorney sent the company a pre-filing letter allowing for discussion regarding three past releases of which the company had notified the appropriate environmental agencies. In the aggregate, civil penalties concerning these matters could exceed $100,000.
                                       21

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits: The Exhibit Index on page 24 of this report lists the exhibits that are filed as part of this report.

          (b) Reports on Form 8-K:

                 Filed during the first quarter of 1999:

                 1. Current Report on Form 8-K dated January 26, 1999, and filed
                    January 27, 1999, for the purpose of reporting, under Item 5, the company's sale of its Northern California Geothermal assets to Calpine Corporation.

                 2. Current Report on Form 8-K dated January 27, 1999, and filed
                    January 29, 1999, for the purpose of reporting, under Item 5, the company's fourth quarter and full year 1998 earnings and related information.

                 3. Current Report on Form 8-K dated February 8, 1999, and filed
                    February 10, 1999, for the purpose of reporting, under Item 5, the company's crude oil and natural gas reserve data.

                 4. Current  Report on Form 8-K dated and filed  March 3,  1999, for the purpose of reporting, under Item 5, certain key executive appointments.

                 Filed during the second quarter of 1999 to the date hereof:

                 1. Current  Report on Form 8-K dated April 12, 1999,  and filed
                    April 14, 1999, for the purpose of reporting, under Item 5, the company's deepwater discoveries in the Gulf of Mexico.

                 2. Current  Report on Form 8-K dated April 15, 1999,  and filed
                    April 16, 1999, for the purpose of reporting, under Item 5, the company's Unocal Canada Resources subsidiary's definitive agreement to acquire an interest in Calgary-based Northrock Resources Ltd.

                 3. Current  Report on Form 8-K dated April 28, 1999,  and filed
                    April 30,1999, for the purpose of reporting, under Item 5, the company's first quarter 1999 earnings and related information.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 UNOCAL CORPORATION
                                                    (Registrant)


Dated:  May 13, 1999                          By:/s/ JOE D. CECIL
                                                 -------------------------------
                                                 Joe D. Cecil
                                                 Vice President and Comptroller
                            (Duly Authorized Officer
                          Principal Accounting Officer)

                                  EXHIBIT INDEX

10. Termination Agreement and General Release, dated March 31, 1999, between John W. Schanck and Union Oil Company of California (Union Oil).

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the three months ended March 31,1999 and 1998.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil for the three months ended March 31, 1999 and 1998.

27. Financial data schedule for the period ended March 31, 1999 (included only in the copy of this report filed electronically with the Commission)

99.1 Related and Amended Articles of Incorporation of Union Oil, as amended through April 1, 1999, and currently in effect.

99.2 Bylaws of Union Oil, as amended through April 1, 1999, and currently in effect.