Form 10-Q
period 1999-06-30
UNOCAL CORP
filed 1999-08-16
CIK 716039

2nd Quarter 1999


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of June 30, 1999: 242,385,441

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                                                             UNOCAL CORPORATION
(UNAUDITED)
                                                                                  For the Three Months          For the Six Months
                                                                                      Ended June 30                Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars except per share amounts                                       1999          1998          1999             1998
------------------------------------------------------------------------------------------------------------------------------------

Revenues
Sales and operating revenues ..................................................    $   1,495    $   1,226    $   2,684     $   2,397
Interest, dividends and miscellaneous income ..................................           28           51           56            62
Equity in earnings of affiliated companies ....................................           21           27           48            52
Gain(loss) on sales of assets .................................................           11           93           (2)           93
                                                                                ----------------------------------------------------
      Total revenues ..........................................................        1,555        1,397        2,786         2,604

Costs and other deductions
Crude oil, natural gas and product purchases ..................................          838          515        1,438           931
Operating expense .............................................................          286          356          537           680
Selling, administrative and general expense ...................................           52           15           84            39
Depreciation, depletion and amortization ......................................          183          199          383           380
Dry hole costs ................................................................           47           42           74            92
Exploration expense ...........................................................           35           39           73            86
Interest expense ..............................................................           48           42           93            83
Property and other operating taxes ............................................           14           15           27            31
Distributions on convertible preferred
   securities of subsidiary trust .............................................            8            8           16            16
Minority interests ............................................................            4            2            4             5
                                                                                ----------------------------------------------------
      Total costs and other deductions ........................................        1,515        1,233        2,729         2,343
                                                                                ----------------------------------------------------

Earnings (loss) from operations before income taxes ...........................           40          164           57           261
Income taxes ..................................................................           31           59           41           138
                                                                                ----------------------------------------------------
      Net earnings (loss) .....................................................    $       9    $     105    $      16     $     123
                                                                                ====================================================

Basic earnings (loss) per share of common stock (a) ...........................    $    0.04    $    0.43    $    0.07     $    0.51
Diluted earnings (loss) per share of common stock (b) .........................    $    0.04    $    0.43    $    0.07     $    0.50
Cash dividends declared per share of common stock .............................    $    0.20    $    0.20    $    0.40     $    0.40


(a)  Basic weighted average shares outstanding  (in thousands) ................      242,270      241,362      241,649       241,396
(b)  Diluted weighted average shares outstanding (in thousands) ...............      244,001      242,707      242,717       242,610

              See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET                                                                                        UNOCAL CORPORATION

                                                                                                            June 30     December  31
                                                                                               -------------------------------------
Millions of dollars                                                                                           1999 (a)         1998
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents ..................................................                            $    168        $    238
   Accounts and notes receivable ..............................................                                 873             807
   Inventories ................................................................                                 158             179
   Deferred income taxes ......................................................                                  96             142
   Other current assets .......................................................                                  32              22
                                                                                               -------------------------------------
      Total current assets ....................................................                               1,327           1,388
Investments and long-term receivables .........................................                               1,194           1,143
Properties (b) ................................................................                               5,840           5,276
Deferred income taxes .........................................................                                  71              23
Other assets ..................................................................                                 140             122
                                                                                               -------------------------------------
      Total assets ............................................................                            $  8,572        $  7,952
                                                                                               =====================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ...........................................................                            $    738        $    709
   Taxes payable ..............................................................                                  92             260
   Interest payable ...........................................................                                  59              52
   Current portion of environmental liabilities ...............................                                 140             142
   Other current liabilities ..................................................                                 150             213
                                                                                               -------------------------------------
      Total current liabilities ...............................................                               1,179           1,376
Long-term debt ................................................................                               2,802           2,558
Deferred income taxes .........................................................                                 281             132
Accrued abandonment, restoration and environmental liabilities ................                                 598             622
Other deferred credits and liabilities ........................................                                 613             514
Minority interests ............................................................                                 424              26

Company-obligated mandatorily redeemable convertible preferred
   securities of a subsidiary trust holding solely parent debentures ..........                                 522             522

Common stock ($1 par value) ...................................................                                 253             252
Capital in excess of par value ................................................                                 489             460
Unearned portion of restricted stock issued ...................................                                 (23)            (24)
Retained earnings .............................................................                               1,878           1,959
Accumulated other comprehensive income (loss) .................................                                 (33)            (34)
Treasury stock - at cost  (c) .................................................                                (411)           (411)
                                                                                               -------------------------------------
      Total stockholders' equity ..............................................                               2,153           2,202
                                                                                               -------------------------------------
         Total liabilities and stockholders' equity ...........................                            $  8,572        $  7,952
                                                                                               =====================================

(a)  Unaudited
(b)  Net of accumulated depreciation ..........................................                            $ 10,269        $ 10,193
(c)  Number of shares (in thousands) ..........................................                              10,623          10,623

               See notes to the consolidated financial statements

CONSOLIDATED CASH FLOWS                                                                                           UNOCAL CORPORATION
(UNAUDITED)

                                                                                                            For the Six Months
                                                                                                               Ended June 30
                                                                                               -------------------------------------
Millions of dollars                                                                                        1999                1998
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings (loss) ............................................................                         $  16               $ 123
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization .................................                           383                 380
      Dry hole costs ...........................................................                            74                  92
      Deferred income taxes ....................................................                            (9)                 30
      (Gain) loss on sales of assets (before-tax) ..............................                             2                 (93)
      Other ....................................................................                           (21)                 28
      Working capital and other changes related to operations
         Accounts and notes receivable .........................................                           (59)                 61
         Inventories ...........................................................                            21                  24
         Accounts payable ......................................................                            (7)               (139)
         Taxes payable .........................................................                          (168)                (37)
         Other .................................................................                           (62)                (72)
                                                                                               -------------------------------------
            Net cash provided by (used in) operating activities ................                           170                 397

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs) ..............................                          (468)               (766)
   Acquisition of Northrock Resources Ltd. .....................................                          (184)                 --
   Proceeds from sales of assets ...............................................                           154                  34
                                                                                               -------------------------------------
            Net cash provided by (used in) investing activities ................                          (498)               (732)

Cash Flows from Financing Activities
   Long-term borrowings ........................................................                           798                 657
   Reduction of long-term debt .................................................                          (705)               (316)
   Dividends paid on common stock ..............................................                           (97)                (97)
   Repurchases of common stock .................................................                            --                 (48)
   Minority interests ..........................................................                           242                  (7)
   Other .......................................................................                            20                   1
                                                                                               -------------------------------------
         Net cash provided by (used in) financing activities ...................                           258                 190

Increase (decrease) in cash and cash equivalents ...............................                           (70)               (145)
Cash and cash equivalents at beginning of year .................................                           238                 338
                                                                                               -------------------------------------
Cash and cash equivalents at end of period .....................................                         $ 168               $ 193
                                                                                               =====================================

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest (net of amount capitalized) .....................................                         $  95               $  84
      Income taxes (net of refunds) ............................................                         $ 259               $ 142

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

     These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the Notes thereto filed with the Commission in Unocal Corporation's 1998 Annual Report on Form 10-K.

     Results for the six months ended June 30, 1999, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1999 presentation.

(2) For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, including Union Oil Company of California (Union
     Oil), are referred to as the company.

     The consolidated financial statements of the company include the accounts of affiliates in which a controlling interest is held. Investments in affiliates without a controlling interest are accounted for by the equity method. Under the equity method, the investments are stated at cost plus the company's equity in undistributed earnings and losses after acquisition. Income taxes estimated to be payable when earnings are distributed are included in deferred taxes.

(3)  Other Financial Information

     During the second quarter of 1999 and 1998, approximately 48 percent and 33 percent, respectively, of total sales and operating revenues were attributed to the resale of crude oil, natural gas and natural gas liquids purchased from others, that the company purchased in connection with its trading and marketing activities. For the six months ended June 30, 1999 and 1998, approximately 47 percent and 32 percent, respectively, of total sales and operating revenues were attributed to the resale of crude oil, natural gas and natural gas liquids purchased from others. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement.

     Capitalized interest totaled $4 million and $9 million for the second quarters of 1999 and 1998, respectively. Capitalized interest totaled $9 million and $17 million for the first six months of 1999 and 1998, respectively.

 (4) Income Taxes

     Income taxes on earnings from operations for the second quarter and first six months of 1999 were $31 million and $41 million, respectively, compared with $59 million and $138 million for the comparable periods of 1998. The effective income tax rate for the second quarter of 1999 was 78 percent compared with 36 percent for the second quarter of 1998. The higher tax rate for the second quarter of 1999 was primarily due to the mix effect of domestic losses versus foreign earnings. The tax rate for the comparable period in 1998 was lower primarily due to currency-related tax adjustments in Thailand.

     The effective income tax rate for the first six months of 1999 was 72 percent compared with 53 percent for the first six months of 1998. The higher effective income tax rate for the first six months of 1999 was due to the mix effect of domestic losses versus foreign earnings.

(UNAUDITED)

(5)      Comprehensive Income

     The company's comprehensive earnings were as follows:

                                                                                     For the Three Months         For the Six Months
                                                                                         Ended June 30               Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                     1999         1998          1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) ...........................................................        $   9        $ 105         $  16        $ 123
Change in foreign currency translation adjustments (net of tax) ...............            1           (1)            1         --
                                                                                ----------------------------------------------------
      Comprehensive earnings (loss) ...........................................        $  10        $ 104         $  17        $ 123
                                                                                ====================================================

(6)  Earnings Per Share

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net earnings for the second quarters and the six months ended June 30, 1999 and 1998:

                                                                                              Earnings          Shares     Per Share
Millions except per share amounts                                                           (Numerator)     (Denominator)    Amount
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1999
      Net Earnings ............................................................                $     9             242.3
         Basic EPS ............................................................                                                $0.04
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents .....................................                                      1.7
                                                                                           -----------------------------
         Diluted EPS ..........................................................                      9             244.0       $0.04
                                                                                                                               =====
         Distributions on preferred securities (after-tax) ....................                      6              12.3
                                                                                           -----------------------------
         Antidilutive .........................................................                $    15             256.3       $0.06

Three Months Ended June 30, 1998
      Net Earnings ...........................................................                 $   105             241.4
         Basic EPS ...........................................................                                                 $0.43
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ....................................                                       1.3
                                                                                           -----------------------------
         Diluted EPS .........................................................                     105             242.7       $0.43
                                                                                                                               =====
         Distributions on subsidiary trust preferred securities (after-tax) ..                       6              12.3
                                                                                           -----------------------------
         Antidilutive ........................................................                 $   111             255.0       $0.44

Six Months Ended June 30, 1999
      Net Earnings ...........................................................                 $    16             241.6
         Basic EPS ...........................................................                                                 $0.07
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ....................................                                       1.1
                                                                                           -----------------------------
         Diluted EPS .........................................................                      16             242.7       $0.07
                                                                                                                               =====
         Distributions on subsidiary trust preferred securities (after-tax) ..                      13              12.3
                                                                                           -----------------------------
         Antidilutive ........................................................                 $    29             255.0       $0.11

Six Months Ended June 30, 1998
      Net Earnings ...........................................................                 $   123             241.4
         Basic EPS ...........................................................                                                 $0.51
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ....................................                                       1.2
                                                                                           -----------------------------
         Diluted EPS .........................................................                     123             242.6       $0.50
                                                                                                                               =====
         Distributions on subsidiary trust preferred securities (after-tax) ..                      12              12.3
                                                                                           -----------------------------
         Antidilutive ........................................................                 $   135             254.9       $0.53

(UNAUDITED)

     Not included in the computation of diluted EPS were options outstanding at June 30, 1999 to purchase approximately 6.9 million shares of common stock. These options were not included in the computation as the exercise prices were greater than the year-to-date average market price of $35.85 for the common shares. The exercise prices of these options range from $35.94 to $51.01 per share and they expire in 2007 through 2009.

(7)      Long Term Debt and Credit Agreements

     On June 21, 1999, the company issued $350 million of 10 year, 7.35 percent notes under its universal shelf registration statement. After issuance of the notes, the total amount available for future issuance of medium term notes, other debt and/or equity securities under the registration statement was approximately $739 million. Additionally, the company, through consolidation of a Canadian subsidiary's acquisition of a 46-percent controlling ownership interest in Northrock Resources Ltd. (see note 12), added approximately $150 million in long-term debt.

     Proceeds from the $350 million debt issuance referred to above were used to retire $60 million of maturing medium-term notes and to pay down $113 million in maturing commercial paper to an outstanding balance of $40 million at June 30, 1999. The company also reduced its borrowings under the $1 billion bank credit agreement by $100 million to an outstanding balance of $100 million at June 30, 1999.

(8)      Financial Instruments

     The estimated fair value of the company's long-term debt was $2,873 million on June 30, 1999. The fair values of the debt instruments were based on the discounted amounts of future cash outflows using rates offered to the company for debt with similar maturities. The estimated fair value of the mandatorily redeemable convertible preferred securities of the company's subsidiary trust was $584 million. The fair value of the preferred securities was based on the trading prices of the preferred securities on June 30, 1999.

     The company's financial instruments at June 30, 1999 are described below:

     Foreign exchange contracts - The company and its subsidiaries have assorted currency swap agreements outstanding that are designed to hedge the impacts of foreign-currency exchange-rate fluctuations on US dollar- denominated debt. One agreement requires a subsidiary to pay approximately C$146 million at maturity in exchange for US$100 million. The parent company has a currency swap agreement that requires the company to pay US$100 million in exchange for C$146 million at maturity which effectively offsets the subsidiary's agreement. The combined fair values of these swap agreements were approximately zero at the end of the period. In addition, other agreements require a subsidiary to pay approximately C$115 million at maturity in exchange for US$75 million. The fair values of these agreements were US$72 million and were determined by comparing the swap rates to the forward rates in effect at June 30, 1999. The company's share of the estimated pre-tax deferred losses related to the US$75 million currency swap agreements was US$1.2 million at June 30, 1999 (net of minority interests). The combined total of US$175 million to be received by the subsidiaries will be used to retire US dollar-denominated debt at maturity.

     A subsidiary has US dollar forward contracts outstanding that are designed to mitigate the subsidiary's exposure to the US dollar-indexed prices it receives for the sale of its crude oil. These contracts are subject, in some cases, to extensions at the bank's option and require the company to sell approximately US$200 million in exchange for approximately C$285 million at maturity. At June 30, 1999, contracts of US$15 million were scheduled to mature in 1999 with the remaining contracts scheduled to mature periodically through the year 2005. The fair values of the contracts were approximately US$196 million. The fair values were determined by comparing the contract rates to the forward rates in effect at June 30, 1999. The company's share of estimated pre-tax deferred losses relating to these US dollar forward exchange contracts were US$2.6 million at June 30, 1999 (net of minority interests).

(UNAUDITED)

     During the quarter, the company closed out its Thai baht foreign-exchange forward contracts. The fair value of the contracts at termination approximated the notional amounts. There were no Thai baht foreign-exchange forward contracts outstanding at June 30, 1999.

     Other commodity-based contracts - The company has various fixed-price sales contracts outstanding at June 30, 1999, related to the future sale of natural gas production of one of its Canadian affiliates. The contracts cover production in the amounts shown for the following years:

     Remainder of 1999 18.3 million cubic feet/day Avg price of $2.36 per mcf Average for 2000 37.5 million cubic feet/day Avg price of $2.32 per mcf
     Average for 2001  65.1 million cubic feet/day   Avg price of $1.99 per mcf
     Average for 2002  60.5 million cubic feet/day   Avg price of $1.68 per mcf

     The company's share of estimated pre-tax deferred losses relating to these contracts was approximately $8 million at June 30, 1999, (net of minority interests). The losses primarily relate to contracts with delivery dates scheduled for the years 2001 through 2002.

     At June 30, 1999, the company had $43 million in futures contracts outstanding related to its non-trading activities. The company purchased crude oil futures contracts for $21 million covering 1,600 thousand barrels of crude oil. These purchases offset the fixed price risk related to delivery obligations under a December 1998 pre-paid forward crude oil sale. The fair values of these crude oil futures purchase contracts based on quoted market prices at June 30, 1999, were approximately $31 million. The company also purchased natural gas futures contracts for $22 million covering approximately 10 million thousand cubic feet (mcf) of natural gas, primarily in the third quarter of 1999. These contracts were purchased as part of the company's overall hedging strategy. The fair values of the natural gas futures purchase contracts based on quoted market prices at June 30, 1999 were approximately $23 million. There were no material crude oil and natural gas futures contracts outstanding related to the company's trading activities at June 30, 1999.

     At June 30, 1999, the company had various hydrocarbon option contracts (options) outstanding with several counterparties. Generally, options have been used to limit the company's exposure to adverse commodity price fluctuations. In some cases, the instruments may also limit the company's ability to participate fully in future gains from favorable price movements. These options are generally accounted for as hedges, with gains and losses deferred and recognized as a component of crude oil and natural gas revenues upon the sale of the underlying production.

     At June 30, 1999, the company had options to purchase approximately 81 million mcf and sell approximately 144 million mcf of natural gas. Sold options include call contracts that relate to the future production of one of the company's Canadian affiliates. These call prices range from an average of $2.45 per mcf for the remainder of 1999 to $2.50 per mcf in the year 2004. Related subsidiary call option gross daily volumes are expected to average approximately 86 million cubic feet (cf)for the remainder of 1999, 129 million cf in 2000, 37 million cf in 2001, 14 million cf in 2002, 22 million cf in 2003 and approximately 8 million cf in 2004.

     The purchased options consist primarily of put options, which the company acquired to establish a floor price for its 1999 natural gas production. At June 30, 1999, the purchased options had a fair value of approximately $(15) million and the sold options had a fair value of approximately $(17) million. The fair values of the options were determined by dealer quotes where available, or by financial modeling using underlying commodity prices. Net premiums paid for the options totaled $3 million. Approximately 80 percent of the sold options and 100 percent of the purchased options were associated with the company's non-trading activities. At June 30, 1999, the company's share (net of minority interests) of pre-tax deferred losses related to its non-trading natural gas option activity was approximately $24 million.

(UNAUDITED)

     At June 30, 1999, the company had options outstanding to purchase approximately 5 million barrels of crude oil and sell approximately 23 million barrels of crude oil. The sold options consist of put and call contracts that relate primarily to the company's remaining 1999 production as well as call contracts that relate to the production of one of the company's Canadian affiliates for the years 2000 through 2002. The purchased options include put options that were acquired to establish a floor price for the company's 1999 crude oil production. At June 30, 1999, the purchased options had a fair value of approximately $(5) million and the sold options had a fair value of approximately $(21) million. The fair values of the options were determined by dealer quotes where available, or by financial modeling using underlying commodity prices. Net premiums paid for the options totaled $6 million. Approximately 70 percent of the sold and purchased options were associated with the company's non-trading activities. At June 30, 1999, the company's share (net of minority interests) of pre-tax deferred losses related to its non-trading crude oil option activity was approximately $32 million.

     At June 30, 1999, the company had a ten-year natural gas price swap agreement outstanding. The agreement effectively refloats the fixed price the company received for a ten-year natural gas pre-paid forward sale. As the counterparty to the swap agreement remits a current-index-price payment amount to the company based upon volumes in the swap agreement, the company remits a fixed-price payment amount to the counterparty. The pre-tax deferred loss related to the swap agreement at June 30, 1999, was approximately $4 million. This loss is offset by the fixed price physical sales contract.

     The company recorded approximately $3 million and $7 million in pre-tax trading gains for the second quarter and first six months of 1999, respectively.

 (9) Accrued Abandonment, Restoration and Environmental Liabilities

     At June 30, 1999, the company had accrued $464 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $655 million. This estimate was derived in large part from abandonment cost studies performed by outside firms and is used to calculate the amount to be amortized. The company's reserve for environmental remediation obligations at June 30, 1999 totaled $274 million, of which $140 million was included in current liabilities.

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

(UNAUDITED)

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

     As disclosed in note 9, at June 30, 1999, the company had accrued $274 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur possible additional remediation costs aggregating approximately $190 million.

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

     In May 1999, a Canadian subsidiary of the company acquired an approximately 46 percent controlling interest in Northrock Resources Ltd. (Northrock) (see note 12). Northrock has the right, until December 31, 1999, to require that the company purchase additional Northrock common shares from treasury shares at a price of C$15 per share, up to a maximum ownership level of
     49.9 percent.

     In 1998, the company signed a letter agreement regarding the Transocean Discoverer Spirit deepwater drill ship with a minimum daily rate of $210 thousand for five years. The drill ship is scheduled for delivery in the Gulf of Mexico in 2000.

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

(UNAUDITED)

(11) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

Summarized Financial Data of Union Oil

                                                                                   For the Three Months          For the Six Months
                                                                                      Ended June 30                 Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                               1999                1998       1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues ...............................................................  $1,555              $1,397     $2,786         $2,604
Total costs and other deductions
   (including income taxes) ..................................................   1,538               1,286      2,756          2,470
                                                                                ----------------------------------------------------
Net Earnings..................................................................  $   17              $  111     $   30         $  134
                                                                                ====================================================




                                                                                                At June 30        At December 31 (a)
                                                                                ----------------------------------------------------
Millions of dollars                                                                                   1999                      1998
------------------------------------------------------------------------------------------------------------------------------------
Current assets ...............................................................                      $1,327                    $1,388
Noncurrent assets ............................................................                       7,264                     6,583
Current liabilities ..........................................................                       1,214                     1,406
Noncurrent liabilities .......................................................                       4,719                     3,852
Shareholder's equity .........................................................                       2,658                     2,713

(a)  Audited

(12) Acquisition of Assets

     In May 1999, a Canadian subsidiary of the company acquired an approximately 46-percent controlling interest in Northrock Resources Ltd. (Northrock), a Canadian oil and gas exploration and production company, for approximately $184 million. The investment was effected by the acquisition of 10 million shares of Northrock common stock at C$14 per share pursuant to a partial tender offer to Northrock's shareholders and 7.64 million shares of Northrock common stock at C$16 per share pursuant to a private placement. The acquisition is part of the company's overall North American natural gas strategy. Northrock is fully consolidated in the company's financial results.

(13) Minority Interests

     In April 1999, the company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. (Spirit LP), a limited partnership formed under the laws of Delaware. In exchange for its overriding royalty contributions, valued at $304 million, the company received an initial general partnership interest of approximately 55 percent in Spirit LP. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. The net result of this transaction was to increase minority interests by approximately $244 million.

     The fixed-price overrides are subject to economic limitations of production from the affected fields. The limited partner is entitled to receive a priority allocation of profits and cash distributions. The partnership has a maximum term of 20 years, but may terminate after six years, subject to certain conditions.

     As discussed in note 12, in May 1999, a Canadian subsidiary of the company acquired approximately 46 percent of Northrock. The net result of this transaction was to increase minority interests by approximately $145 million.

(UNAUDITED)

(14) Restructuring Costs

     The company adopted a restructuring plan during the second quarter of 1999 that resulted in the accrual of a $18 million pre-tax restructuring charge. This amount included the costs of terminating approximately 250 employees. The charge was included in selling, administrative and general expense on the consolidated earnings statement. The plan involves the blending of several International and Geothermal organizations, a manpower optimization program in Thailand, cost cutting and efficiency initiatives in the company's Diversified Business and Exploration and Production Technology groups and a company-wide shared resources initiative.

     Approximately  100  of the  affected  employees  were  from  the  company's
     International operations, 95 were from the Diversified Business group and 55 were from other organizations, including corporate staff. The restructuring charge included approximately $16 million for termination costs to be paid to the employees over time and about $2 million related to outplacement and other costs.

     At July 15, 1999, 155 employees had been terminated or had received termination notices as the result of the plan with additional terminations scheduled during the remainder of 1999 and early 2000.

     In the fourth quarter of 1998, the company adopted a restructuring plan that resulted in the accrual of a $27 million pre-tax restructuring charge. This amount included the costs of terminating approximately 475 employees. The charge was included in selling, administrative and general expense on the consolidated earnings statement. The plan involves the suspension of mining and manufacturing operations at the Mountain Pass, California lanthanide facility, a change in mining operations at the Questa, New Mexico molybdenum facility, the withdrawal from non-strategic activities in Central Asia and a reduction in activities of various business units.

     Approximately 240 of the affected employees were from the company's mining operations, 95 were from various exploration and production business units and 140 were support personnel at various locations. The restructuring charge included approximately $23 million for termination costs to be paid to the employees over time, about $2 million in benefit plan curtailment costs and about $2 million related to outplacement and other costs.

     At July 15, 1999, 399 employees had been terminated or had received termination notices as a result of the plan, with additional terminations scheduled during the remainder of 1999 and early 2000.

     The amount of unpaid benefits remaining on the consolidated balance sheet at June 30, 1999 was $29 million for the two plans combined.

(UNAUDITED)

(15)     Segment Information

      The company's reportable segments are as follows:

      Exploration and Production, Global Trade, Geothermal & Power Operations and Diversified Businesses. Unallocated corporate administrative and general expenses and other miscellaneous operations are included under the Corporate and Unallocated heading. Effective January 1, 1999, the Pipelines business unit was transferred from the Diversified Business segment to the Global Trade segment. For an expanded description of the activities conducted by the company's business segments, see pages 74 and 75 of the company's 1998 Annual Report on Form 10-K.

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                   Geothermal
For the Three Months                             United States         International        Global Trade           & Power
ended June 30, 1999                            Spirit                 Far                                        Operations
Millions of dollars                           Energy 76  Alaska      East       Other  Global Trade Pipelines
                                             --------------------------------------------------------------------------------
External sales & operating revenues .........  $   27    $   29     $  180      $ 48     $ 1,022    $     9         $    32
Other revenue (loss) ........................       4        --         (3)        5          --         16              17
Inter-segment revenues ......................     234        16         45        14           2          3              --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     265        45        222        67       1,024         28              49

Operating profit (loss) before income taxes
  and minority interest in earnings .........      25         6         88        (1)         --         18              22
    Income taxes (benefit) ..................       8         2         47        (3)         --          2               8
    Minority interest in earnings ...........       4        --         --         1          --         --              --
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      13         4         41         1          --         16              14

Assets (at June 30, 1999) ...................   2,083       304      1,880      1,434        403        253             499

-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated                Totals
                                                  Business

                                                 Ag    Carbon &    Admn &  Net Int  Env &        New
                                              Products Minerals    General   Exp  Litigation   Ventures  Other(a)
-----------------------------------------------------------------------------------------------------------------------------

External sales & operating revenues..........  $ 113     $ 36       $ --   $  --   $  --        $ --     $  (1)     $ 1,495
Other revenue (loss) ........................     --        7         --       5      --          --         9           60
Inter-segment revenues ......................     --       --         --      --      --          --      (314)          --
                                             --------------------------------------------------------------------------------
Total  revenues .............................    113       43         --       5      --          --      (306)       1,555

Operating profit (loss) before income taxes
  and minority interest in earnings .........      1        2        (30)    (44)    (10)         (5)      (28)          44
    Income taxes (benefit) ..................     (2)      (2)        (9)     (9)     (3)         (1)       (7)          31
    Minority interest in earnings ...........     --       --         --      (1)     --          --        --            4
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      3        4        (21)    (34)     (7)         (4)      (21)           9

Assets (at June 30, 1999) ...................    299      377         --      --      --          --     1,040        8,572

(a) Includes eliminations and consolidation adjustments.

(UNAUDITED)

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                   Geothermal
For the Three Months                             United States         International        Global Trade           & Power
ended June 30, 1998                            Spirit                 Far                                         Operations
Millions of dollars                           Energy 76  Alaska      East       Other  Global Trade Pipelines
                                             --------------------------------------------------------------------------------
External sales & operating revenues .........  $   22    $   25     $  176      $ 40     $   730    $    10         $    36
Other revenue (loss) ........................      --        --         (8)       96          --         14              28
Inter-segment revenues ......................     248        20         59        (1)          1          2              --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     270        45        227       135         731         26              64

Operating profit (loss) before income taxes
  and minority interest in earnings .........      24         2         99        65           7         19              22
    Income taxes (benefit) ..................       9         1         34        27           3          4               8
    Minority interest in earnings ...........      --        --         --        --          --         --              --
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      15         1         65        38           4         15              14

Assets (at December 31, 1998) ...............   2,094       329      1,848       641         317        298             598

-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated                Totals
                                                  Business

                                                 Ag    Carbon &    Admn &  Net Int  Env &         New
                                              Products Minerals    General   Exp  Litigation    Ventures Other(a)
-----------------------------------------------------------------------------------------------------------------------------

External sales & operating revenues..........  $ 120     $ 57       $ --   $  --   $  --        $ --     $  10      $ 1,226
Other revenue (loss) ........................      1        9         --       9      --          --        22          171
Inter-segment revenues ......................     --       --         --      --      --          --      (329)          --
                                             --------------------------------------------------------------------------------
Total  revenues .............................    121       66         --       9      --          --      (297)       1,397

Operating profit (loss) before income taxes
  and minority interest in earnings .........     18        9        (23)    (33)    (48)         (8)       13          166
    Income taxes (benefit) ..................      6       --         (7)     (9)    (18)         (3)        4           59
    Minority interest in earnings ...........     --        2         --      --      --          --        --            2
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................     12        7        (16)    (24)    (30)         (5)        9          105

Assets (at December 31, 1998) ...............    305      419         --      --      --          --     1,103        7,952


(a) Includes eliminations and consolidation adjustments.

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                   Geothermal
For the Six  Months                             United States         International        Global Trade            & Power
ended June 30, 1999                            Spirit                  Far                                        Operations
Millions of dollars                           Energy 76    Alaska      East     Other  Global Trade  Pipelines
                                             --------------------------------------------------------------------------------
External sales & operating revenues .........  $   61    $   53     $  335      $  92    $ 1,790    $    19         $    77
Other revenue (loss) ........................       6        --         (2)        10         --         31               5
Inter-segment revenues ......................     418        33         87         14          3          5              --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     485        86        420        116      1,793         55              82

Operating profit (loss) before income taxes
  and minority interest in earnings .........      25         9        165        (25)         3         38              24
    Income taxes (benefit) ..................       8         3         76        (12)         1          5               9
    Minority interest in earnings ...........       3        --         --          1         --         --              --
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      14         6         89        (14)         2         33              15

Assets (at June 30, 1999) ...................   2,083       304      1,880      1,434        403        253             499

-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated                Totals
                                                  Business

                                                 Ag    Carbon &     Admn &  Net Int  Env &       New
                                              Products Minerals     General   Exp  Litigation  Ventures Other(a)
-----------------------------------------------------------------------------------------------------------------------------

External sales & operating revenues..........  $ 176     $ 79       $ --   $  --   $  --        $ --      $  2      $ 2,684
Other revenue (loss) ........................     --       16         --      11      --          --        25          102
Inter-segment revenues ......................     --       --         --      --      --          --      (560)          --
                                             --------------------------------------------------------------------------------
Total  revenues .............................    176       95         --      11      --          --      (533)       2,786

Operating profit (loss) before income taxes
  and minority interest in earnings .........      3       14        (61)    (82)    (18)         (7)      (27)          61
    Income taxes (benefit) ..................     (3)      --        (19)    (16)     (6)         (2)       (3)          41
    Minority interest in earnings ...........     --        1         --      (1)     --          --        --            4
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      6       13        (42)    (65)    (12)         (5)      (24)          16

Assets (at June 30, 1999) ...................    299      377         --      --      --          --     1,040        8,572

(UNAUDITED)

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                   Geothermal
For the Six  Months                             United States          International        Global Trade            & Power
ended June 30, 1998                            Spirit                  Far                                        Operations
Millions of dollars                           Energy 76   Alaska      East       Other  Global Trade Pipelines
                                             --------------------------------------------------------------------------------
External sales & operating revenues .........  $   46    $   57     $  338      $  86    $ 1,415    $    20         $    77
Other revenue (loss) ........................      --        --        (19)       101         --         28              29
Inter-segment revenues ......................     480        39        129          4          1          4              --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     526        96        448        191      1,416         52             106

Operating profit (loss) before income taxes
  and minority interest in earnings .........      40        21        212         46         16         37              44
    Income taxes (benefit) ..................      15         8        126         16          6          7              16
    Minority interest in earnings ...........       1        --         --         --         --         --              --
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      24        13         86         30         10         30              28

Assets (at December 31, 1998) ...............   2,094       329      1,848        641        317        298             598



-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated                Totals
                                                  Business

                                                 Ag    Carbon &    Admn &  Net Int  Env &        New
                                              Products Minerals    General   Exp  Litigation   Ventures Other(a)
-----------------------------------------------------------------------------------------------------------------------------

External sales & operating revenues..........  $ 215     $119       $ --   $  --   $  --        $ --     $  24      $ 2,397
Other revenue (loss) ........................      1       18         --      17      --          --        32          207
Inter-segment revenues ......................     --       --         --      --      --          --      (657)         --
                                             --------------------------------------------------------------------------------
Total  revenues .............................    216      137         --      17      --          --      (601)       2,604

Operating profit (loss) before income taxes
  and minority interest in earnings .........     31       27        (50)    (66)   (100)        (19)       27          266
    Income taxes (benefit) ..................     10        3        (16)    (16)    (37)         (7)        7          138
    Minority interest in earnings ...........     --        4         --      --      --          --        --            5
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................     21       20        (34)    (50)    (63)        (12)       20          123

Assets (at December 31, 1998) ...............    305      419         --      --      --          --     1,103        7,952

(a) Includes eliminations and consolidation adjustments.

OPERATING HIGHLIGHTS                                                                                              UNOCAL CORPORATION
(UNAUDITED)


                                                                                           For the Three Months   For the Six Months
                                                                                              Ended June 30          Ended June 30
                                                                                           -----------------------------------------
                                                                                            1999        1998        1999        1998
                                                                                           -----------------------------------------
NET DAILY PRODUCTION
   Crude oil and condensate (thousand barrels daily)
      United States
         Spirit Energy 76 ..........................................................          40          44          40          44
         Alaska ....................................................................          28          29          28          30
                                                                                           -----------------------------------------
           Total United States                                                                68          73          68          74

      International (a)
         Far East ..................................................................          72          79          71          84
         Other (b) .................................................................          35          33          33          32
                                                                                           -----------------------------------------
           Total International .....................................................         107         112         104         116
                                                                                           -----------------------------------------
      Worldwide ....................................................................         175         185         172         190
                                                                                           =========================================


   Natural gas (million cubic feet daily)
      United States
         Spirit Energy 76 ..........................................................         764         795         772         784
         Alaska ....................................................................         131         121         137         130
                                                                                           -----------------------------------------
           Total United States                                                               895         916         909         914

      International (a)
         Far East ..................................................................         873         864         860         863
         Other (b) .................................................................          88          67          64          60
                                                                                           -----------------------------------------
           Total International                                                               961         931         924         923
                                                                                           -----------------------------------------
      Worldwide ....................................................................       1,856       1,847       1,833       1,837
                                                                                           =========================================

   Natural gas liquids (thousand barrels daily) ....................................          20          20          19          19

   Geothermal (million kilowatt-hours daily) .......................................          15          18          18          20


(a) Includes host countries' shares of:
      Crude oil and condensate .....................................................          26           7          19          13
      Natural gas ..................................................................          94          39          84          45

(b) Production includes 100% of Northrock Resources Ltd. in Canada of:
      Crude oil and condensate .....................................................           5          --           2          --
      Natural gas ..................................................................          59          --          30          --

OPERATING HIGHLIGHTS (CONTINUED)                                                                                  UNOCAL CORPORATION
(UNAUDITED)


                                                                                  For the Three Months          For the Six Months
                                                                                      Ended June 30                Ended June 30
                                                                                ----------------------------------------------------
                                                                                   1999            1998            1999         1998
                                                                                ----------------------------------------------------
AVERAGE SALES PRICES (a)
   Crude oil (per barrel)
      United States
         Spirit Energy 76 ..........................................            $ 14.98         $ 13.04         $ 13.15      $ 13.50
         Alaska ....................................................              12.02            8.83           10.01         9.84
           Total United States .....................................              13.75           11.35           11.82        12.01

      International
         Far East ..................................................            $ 14.76         $ 12.85         $ 12.59      $ 13.42
         Other .....................................................              13.41           10.31           12.19        11.34
           Total International .....................................              14.20           12.14           12.44        12.84

      Worldwide ....................................................            $ 13.99         $ 11.80         $ 12.16      $ 12.49


   Natural gas (per thousand cubic feet)
      United States
         Spirit Energy 76 ..........................................            $  2.05         $  2.15         $  2.01      $  2.15
         Alaska ....................................................               1.20            1.48            1.20         1.47
           Total United States .....................................               1.93            2.06            1.88         2.05

      International
         Far East ..................................................            $  2.03         $  2.04         $  1.95      $  2.03
         Other .....................................................               1.90            2.46            1.86         2.24
           Total International .....................................               2.02            2.05            1.95         2.04

      Worldwide ....................................................            $  1.97         $  2.05         $  1.92      $  2.05


AGRICULTURAL PRODUCTS PRODUCTION VOLUMES
(thousand tons)
   Ammonia .........................................................                364             390             745          764
   Urea ............................................................                259             245             503          505

AGRICULTURAL PRODUCTS SALES VOLUMES (thousand tons)
   Ammonia .........................................................                254             243             391          463
   Urea ............................................................                398             270             662          596


(a) realized prices include hedging gains and losses, but exclude Global Trade margins.

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

CONSOLIDATED RESULTS

                                                                                       For the Three Months       For the Six Months
                                                                                           Ended June 30             Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss) ......................................................          $   9      $ 105        $  16       $ 123
Less: special items (net of tax)
    Environmental and litigation provisions/proceeds............................              1        (28)          (2)        (61)
    Asset sales ................................................................             --         53          (10)         53
    Deferred tax adjustments ...................................................             --          7           --         (14)
    Restructuring provision ....................................................            (11)        --          (11)         --
    Insurance settlement .......................................................             --         11           --          11
                                                                                ----------------------------------------------------
    Total special items ........................................................            (10)        43          (23)        (11)
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $  19      $  62        $  39       $ 134
                                                                                ====================================================

Adjusted after-tax earnings decreased $43 million in the second quarter of 1999 compared with the same period last year. Lower worldwide crude oil volumes, lower agricultural products prices and higher corporate expense, including interest expense, were the primary contributors to the decreased earnings. These negative factors were partially offset by higher worldwide realized crude oil prices, which increased 19 percent from the second quarter of 1998.

Adjusted after-tax earnings decreased $95 million in the first six months of 1999 compared with the first six months of 1998. The major factors contributing to the decrease were lower worldwide crude oil and natural gas volumes, lower worldwide realized crude oil and natural gas prices, lower agricultural products prices and higher net interest expense. Partially offsetting these negative factors were lower domestic dry hole costs.

In the second quarter of 1999, special items included an $11 million after-tax charge resulting from the company's adoption of a restructuring plan. This amount included the costs of terminating approximately 250 employees. The plan involves the blending of several International and Geothermal organizations, a manpower optimization program in Thailand, a cost cutting and efficiency initiative in the company's Diversified Business and Exploration and Production Technology groups and a company-wide shared resources initiative. The resulting charge was recorded in aggregate in Corporate and Unallocated. Approximately $7 million and $3 million of the after-tax charge relate to the Exploration and Production and Diversified Business segments, respectively. Approximately 100 of the affected employees were from the company's International operations, 95 were from the Diversified Business group and 55 were from other organizations, including corporate staff.

EXPLORATION AND PRODUCTION

The company engages in oil and gas exploration, development, and production worldwide.

United States - Included in the United States category are Spirit Energy 76 and Alaska oil and gas operations. The Spirit Energy 76 business unit is responsible for oil and gas operations in the Lower 48 United States with emphasis on the shelf and deepwater areas in the Gulf of Mexico and the Permian Basin in West Texas. A substantial portion of the crude oil and natural gas produced in the United States is sold to the company's Global Trade segment. The remainder is sold to third parties or, in the case of Alaska natural gas production, used in the company's agricultural products operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                       For the Three Months       For the Six Months
                                                                                           Ended June 30             Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Spirit Energy 76 ............................................................          $  13      $  15        $  14       $  24
   Alaska ......................................................................              4          1            6          13
                                                                                ----------------------------------------------------
   Total .......................................................................             17         16           20          37
Less: special items (net of tax)
   Litigation provision (Spirit Energy 76) .....................................              7         --            7          --
   Litigation provision (Alaska) ...............................................             (2)        --           (2)         --
                                                                                ----------------------------------------------------
   Total special items .........................................................              5         --            5          --
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $  12      $  16        $  15       $  37
                                                                                ====================================================

Adjusted after-tax earnings decreased $4 million in the second quarter of 1999 compared with the same period last year. The decrease was primarily due to lower Spirit Energy 76 crude oil and natural gas sales volumes and lower United States realized natural gas prices. These negative factors were partially offset by higher United States realized crude oil prices which improved by 21 percent, or $2.40 per barrel, from the second quarter of 1998 and by lower depreciation, depletion and amortization expense due to positive reserve adjustments.

Adjusted after-tax earnings decreased $22 million in the first six months of 1999 compared with the first six months of 1998. The decrease was primarily due to lower United States crude oil and natural gas sales volumes, lower United States realized natural gas prices. These negative factors were partially offset by lower Spirit Energy 76 dry hole costs.

International - Includes the company's international exploration and production activities and related business development activities. The company is engaged in oil and gas production activities in nine foreign countries: Thailand, Indonesia, Canada, The Netherlands, Azerbaijan, Yemen, Myanmar, the Democratic Republic of Congo and Bangladesh.

                                                                                       For the Three Months       For the Six Months
                                                                                           Ended June 30             Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
     Far East ..................................................................          $  41      $  65        $  89       $  86
     Other .....................................................................              1         38          (14)         30
                                                                                ----------------------------------------------------
     Total .....................................................................             42        103           75         116
Less: special items (net of tax)
     Asset sales (Other) .......................................................             --         53           --          53
     Deferred tax adjustment (Far East) ........................................             --          7           --         (14)
     Litigation proceeds (Far East) ............................................              2         --            2          --
                                                                                ----------------------------------------------------
     Total special items .......................................................              2         60            2          39
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $  40      $  43        $  73       $  77
                                                                                ====================================================

Adjusted after-tax earnings decreased $3 million during in the second quarter of 1999 compared with the same period last year. Lower crude oil volumes, primarily in Indonesia, and higher current income taxes in Thailand were the primary factors for the decrease. Partially offsetting these negative factors was a 17 percent increase in realized crude oil prices, or $2.06 per barrel, from the second quarter of 1998.

Adjusted after-tax earnings decreased $4 million in the first six months of 1999 compared with the first six months of 1998. The major factors contributing to the decrease were lower crude oil and natural gas volumes, primarily in Indonesia and Thailand, respectively, and lower realized natural gas prices. These negative factors were largely offset by lower exploration expense, depreciation, depletion and amortization expense and foreign income tax expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GLOBAL TRADE

The Global Trade segment conducts most of the company's worldwide crude oil, condensate and natural gas trading and marketing activities and is responsible for commodity-specific risk management activities on behalf of most of the company's exploration and production segment. Global Trade also purchases crude oil, condensate and natural gas from certain of the company's royalty owners, joint venture partners and other unaffiliated oil and gas producers for resale. From time to time, Global Trade takes pricing positions in hydrocarbon derivative instruments. Global Trade also manages the company's Pipelines business unit, which holds the company's equity interests in affiliated pipeline companies.
                                                                                       For the Three Months       For the Six Months
                                                                                           Ended June 30             Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Global Trade ................................................................          $  --      $   4        $   2       $  10
   Pipelines ...................................................................             16         15           33          30
                                                                                ----------------------------------------------------
     Total .....................................................................             16         19           35          40
Less: special items (net of tax) ...............................................             --         --           --          --
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $  16      $  19        $  35       $  40
                                                                                ====================================================

Adjusted after-tax earnings decreased $3 million in the second quarter of 1999 compared with the same period last year. The decrease was primarily due to lower margins on domestic crude oil trading.

Adjusted after-tax earnings decreased $5 million in the first six months of 1999 compared with the first six months of 1998. The decrease was primarily due to lower margins on domestic crude oil trading, partially offset by higher Pipeline affiliate earnings due to increased volumes.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment supplies geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's current activities also include the operation of power plants in Indonesia and an interest in a gas-fired power plant under construction in Thailand.

                                                                                       For the Three Months       For the Six Months
                                                                                           Ended June 30             Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss) ......................................................          $  14      $  14        $  15       $  28
Less: special items (net of tax)
    Asset sales (a) ............................................................             --         --          (10)         --
                                                                                ----------------------------------------------------
Adjusted after-tax earnings ....................................................          $  14      $  14        $  25        $ 28
                                                                                ====================================================

(a) Represents the sale of The Geysers, a geothermal production operation in Northern California

Adjusted after-tax earnings were unchanged in the second quarter of 1999 compared with the same period last year. Lower foreign receivable provisions and higher foreign exchange gains in Indonesia in the second quarter of 1999 fully offset the loss of earnings attributable to the sale of The Geysers assets and the difference in the recognition of cash received related to the construction of the Salak power plant units 4 through 6 in Indonesia.

Adjusted after-tax earnings decreased $3 million in the first six months of 1999 compared with the first six months of 1998. This decrease was primarily due to the above-mentioned difference in the recognition of cash received related to the construction of the Salak power plant units 4 through 6. This difference was partially offset by foreign exchange gains in Indonesia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DIVERSIFIED BUSINESS GROUP

The Agricultural Products business unit manufactures, transports and markets nitrogen-based products for agricultural and industrial uses. The Carbon and Minerals business unit manufactures and markets petroleum coke, graphites and specialty minerals.
                                                                                       For the Three Months       For the Six Months
                                                                                           Ended June 30             Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Agricultural Products .......................................................          $   3      $  12        $   6       $  21
   Carbon and Minerals .........................................................              4          7           13          20
                                                                                ----------------------------------------------------
   Total .......................................................................              7         19           19          41
Less: special items (net of tax)
   Environmental and litigation provisions (Carbon and Minerals) ...............             (3)        (1)          (3)         (2)
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $  10      $  20        $  22       $  43
                                                                                ====================================================

Adjusted after-tax earnings decreased $10 million in the second quarter of 1999 compared with the same period last year. The decrease was primarily due to lower agricultural products prices, the effect of which was partially offset by higher agricultural products sales volumes.

Adjusted after-tax earnings decreased $21 million in the first six months of 1999 compared with the first six months of 1998. This decrease was primarily due to lower agricultural products prices, which declined approximately 20 percent compared to the first six months of 1998. Carbon and Minerals earnings were lower primarily due to decreased petroleum coke and Needle Coker Company sales volumes.

CORPORATE AND UNALLOCATED

Corporate and Unallocated includes all unallocated corporate administrative and general items, miscellaneous operations, including real estate, and non-exploration and production new ventures activities, such as the new project development of common carrier pipelines, liquefied petroleum gas plants and electrical power generating plants. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                                                       For the Three Months       For the Six Months
                                                                                           Ended June 30             Ended June 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Administrative and general expense ..........................................          $ (21)     $ (16)       $ (42)      $ (34)
   Net interest expense ........................................................            (34)       (24)         (65)        (50)
   Environmental and litigation expense ........................................             (7)       (30)         (12)        (63)
   New ventures ................................................................             (4)        (5)          (5)        (12)
   Other .......................................................................            (21)         9          (24)         20
                                                                                ----------------------------------------------------
   Total .......................................................................            (87)       (66)        (148)       (139)
Less: special items (net of tax)
    Environmental and litigation provisions ....................................             (3)       (27)          (6)        (59)
    Asset sales (Other) ........................................................             --         --           --          --
    Deferred tax adjustment (Other) ............................................             --         --           --          --
    Restructuring provision (Other) ............................................            (11)        --          (11)         --
    Insurance settlement (Other) ...............................................             --         11           --          11
                                                                                ----------------------------------------------------
    Total special items ........................................................            (14)       (16)         (17)        (48)
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $ (73)     $ (50)       $(131)      $ (91)
                                                                                ====================================================

The adjusted after-tax loss increased by $23 million in the second quarter of 1999 compared with the same period last year. The negative factors included higher interest expense due to lower capitalized interest and increased debt levels, lower pension income, in the Other category, and higher employee benefit-related accruals, also in the Other category.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The adjusted after-tax loss increased by $40 million in the first six months of 1999 compared with the same period last year. The negative factors included higher interest expense due to lower capitalized interest and increased debt levels, lower pension income, in the Other category, and higher employee benefit-related accruals, also in the Other category. Those factors were partially offset by lower new ventures expenditures.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first six months of 1999, net cash flow provided by operating activities was $170 million compared with $397 million in the same period a year ago. This decrease reflects lower worldwide crude oil and natural gas volumes and prices, lower agricultural products prices and increased foreign income tax payments. These factors were partially offset by the receipt of $120 million in the first quarter of 1999 for a ten-year natural gas pre-paid forward sale.

Proceeds from asset sales for the first six months of 1999 were $154 million, consisting primarily of $101 million from the sale of the company's interest in The Geysers completed in the first quarter, $27 million from the sale of Michigan oil and gas assets and $26 million from the sale of other miscellaneous domestic and real estate properties.

Capital  expenditures  for the first six  months of 1999  totaled  $468  million compared with $766 million in the same period a year ago. The decrease was primarily due to lower worldwide drilling activities and lower lease acquisitions in the Gulf of Mexico. The company also spent $184 million in the second quarter of 1999 to acquire a 46 percent ownership interest in Northrock Resources Ltd. (Northrock). Total capital expenditures are expected to be approximately $1.1 billion for 1999, excluding the Northrock acquisition. The company will continue to focus on deepwater exploration programs in Indonesia and the Gulf of Mexico. The company may adjust its capital spending estimate later depending on the timing of acquisitions and changes in commodity prices.

In the second quarter of 1999, the company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. (Spirit LP), a limited partnership formed under the laws of Delaware. The fixed-price overrides are subject to economic limitations of production from the affected fields. In exchange for its overriding royalty contributions, valued at $304 million, the company received an initial general partnership interest of approximately 55 percent in Spirit LP. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. The limited partner is entitled to receive a priority allocation of profits and cash distributions.

In the second quarter of 1999, a non-consolidated affiliate, Unocal Receivables Corp. ("URC"), entered into a sales agreement under which it will sell up to $204 million of interests in domestic crude oil and natural gas trade receivables. The company began to sell interests in the receivables in the third quarter of 1999.

The company's long-term debt was $2.80 billion at June 30, 1999, compared with $2.56 billion at year-end 1998. Most of this increase reflects the consolidation of the company's investment in Northrock, including its outstanding debt. The company's debt-to-total capitalization ratio was 51 percent at June 30, 1999, compared with 48 percent at year-end 1998.

In the third quarter of 1999, the company received a $43 million income tax refund in Canada as a result of its reinvestment, in the stock of Northrock, of the proceeds from the 1998 sale of its investment in the stock of Tarragon Oil and Gas Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENVIRONMENTAL MATTERS

At June 30, 1999, the company's reserves for environmental remediation obligations totaled $274 million, of which $140 million was included in current liabilities. During the second quarter of 1999, cash payments of $23 million were applied against the reserve. The company also estimates that it possibly could incur additional remediation costs aggregating approximately $190 million, as discussed in note 10 to the consolidated financial statements. The company's total environmental reserve amount is grouped into the following five categories:
Reserve Summary
                                                                    June 30,
Millions of dollars                                                   1999
--------------------------------------------------------------------------------
     Superfund and similar sites                                      $ 12
     Former company-operated sites                                      15
     Company facilities sold with retained liabilities                  56
     Inactive or closed company facilities                             142
     Active company facilities                                          49
--------------------------------------------------------------------------------
        Total reserves                                                $274
================================================================================


OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases / decreases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases / decreases in reserves, production, sales including related costs and prices, and other statistical items; plans and objectives of management regarding the company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the foward-looking statements. See pages 40 and 41 of Management's Discussion and Analysis in Item 7 of the company's 1998 Annual Report on Form 10-K for a discussion of certain of such conditions and events, as well as pages 24 through 26 of this report.

Even though energy commodity prices increased in the first six months of 1999 as compared to recent prior periods, the company expects prices to remain volatile for the remainder of 1999.

The economic situation in Asia, where much of the company's international activity is centered, remained largely unchanged from year-end 1998. The company believes that the governments in the region are committed to undertaking the reforms and restructuring necessary to enable their nations to recover from the current downturn.

The company, at times, employs a commodity price option program that establishes a price floor, while retaining most of the benefits of higher price movements. This program is designed to protect the company's cash flow and capital spending program against the effects of severe commodity price deterioration. Derivative instruments are generally used to limit the company's exposure to adverse commodity price movement, however these instruments may also limit some of the future gains otherwise available from favorable commodity price movements. The price protection program resulted in lower realizations for crude oil and natural gas totaling about $5 million after-tax in the second quarter of 1999 and about a $6 million after-tax gain for the first six months of 1999. For the full-year 1999, based on six-month actual and financial modeling using underlying commodity prices as of August 6th , the company anticipates this program will lower earnings by approximately $28 million after-tax. Most of the company's existing non-trading positions close out in the fourth quarter, with the exception of certain options and fixed-price contracts for one of the company's Canadian subsidiaries. For more information, refer to note 8 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In July 1999, the company completed the trade of most of its Rocky Mountain oil and gas assets to Tom Brown, Inc. The company received approximately 5.8 million shares of Tom Brown, Inc., common stock and $5 million in cash for the properties. The effective date of the transaction was January 1, 1999, which resulted in a net cash payment to Tom Brown, Inc. reflecting the net operating results of the properties since the effective date.

The company expects to complete an exchange of its interest in a subsidiary holding a 28.57 percent stake in three producing fields in Yemen for the stock of two Occidental Petroleum Corporation subsidiaries holding 50-percent working interests in three blocks in northeast Bangladesh. These Bangladesh assets, received by the company in July 1999, include two production sharing contracts in which the company already holds 50-percent working interests. In addition, the assets include the world-class Bibiyana gas field, discovered in 1998. The company expects to transfer to Occidental Petroleum Corporation its working interest in the production-sharing contract of the East Shabwa contract area in the Republic of Yemen in the third quarter of 1999.

Following the discoveries on the Mad Dog prospect on Green Canyon block 826 and the Mirage prospect on Mississippi Canyon block 941, the company drilled three deepwater wells in the Gulf of Mexico during the second quarter of 1999, none of which encountered commercial quantities of oil and gas. The company continues to be very active in the deepwater in the Gulf of Mexico. A fourth deepwater well was spud in July in the Sumatra sub-salt prospect in Garden Banks block 941. The company also anticipates appraisal drilling to begin late this year on the Mad Dog and Mirage discoveries and is participating in the K-2 deepwater well currently being drilled on Green Canyon block 562.

In June 1999, the company won one of the most prospective deepwater blocks in the Espirito Santo Basin, offshore Brazil. The company will be operator with a
40.5 percent interest. This block holds multiple prospects and covers a 593,000 acre area. In addition, the company joined another prospective block in the Espirito Santo Basin through a farm-in with a 30-percent interest. The company also signed a participation agreement for block BC-1009, located in the Campos Basin. The Campos Basin currently accounts for about 75 percent of Brazil's hydrocarbon production. The company previously joined another group to develop a shelf area in the Camamu Basin.

In Myanmar, the company's subsidiaries and the other project participants are awaiting completion of the Ratchaburi power plant in Thailand for commercial production from the Yadana field to begin. Commercial production from the Yadana field is expected to begin in the fourth quarter of 1999. The gas sales agreement with the Petroleum Authority of Thailand (PTT) includes a "Take-or-Pay" provision, which requires PTT to purchase an annual contract quantity of natural gas. Due to the delay in the completion of the plant, PTT could not meet its contract minimum obligation for 1998. Therefore, PTT was billed for the 1998 "Take-or-Pay" obligation, of which the company's share was approximately $13 million. In August 1999, the company's subsidiaries and the other project participants signed a letter agreement with PTT to resolve certain technical issues related to the gas export sales agreement. Under the letter agreement, the company expects to receive up to $10 million for its share of the 1998 Take-or-Pay settlement in the third quarter of 1999. The gas will be delivered later to PTT.

As of June 30, 1999, the company's geothermal operations in Indonesia had a gross receivable balance of approximately $141 million, most of which was for steam sales from the Salak field. Approximately $53 million is due by August 28, 1999, of which $44 million represents a shortfall in payments for March 1998 through April 1999 steam deliveries to the Salak electric generating Units 1, 2 and 3. Partial payments have been received on a timely basis. Agreements allow for payments over the next several years. Provisions covering a portion of these receivables were recorded in 1998 and 1999. The company is vigorously pursuing collection of the outstanding receivables.

The company adopted two separate restructuring plans in the second quarter of 1999 and the fourth quarter of 1998 that will result in the termination of approximately 250 and 475 employees, respectively. The company expects implementation of the plans to reduce future annualized salaries and benefits by an estimated $32 million after-tax. Cash expenditures related to the plans are estimated to be $19 million and $8 million for the years 1999 and 2000, respectively.

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

The company's Y2K efforts are divided into three general categories: information technology (IT) systems and applications, non-IT embedded systems in process controls, and its relationships with critical business partners. The company has appointed a program manager and has assembled various teams of professionals, principally at the business unit level, which have developed plans to implement these efforts. The plans have established a methodology and schedule to identify, assess, correct and test the company's IT systems, applications, non-IT embedded systems (such as microcontrollers and other devices used for process control), system interfaces with vendors, suppliers, customers and other outside parties, as well as to assess the Y2K readiness of such third parties. The company has contracted with systems consulting firms to assist with the assessment, correction and testing of the company's internal systems and their interfaces with third parties. To ensure independent review and validation of the implementation of the company's Y2K plans, internal auditors, assisted by contract auditors, are auditing the Y2K projects of key business units within the company and reporting their findings to senior management.

A company-wide initial awareness campaign was completed in June 1998. The identification, assessment, and planning phases of the internal systems portion of the project have been completed. The company has written and tested business contingency and recovery plans for over 90 percent of its "mission critical" systems, applications and processes. These systems, applications and processes, if not operable, could materially adversely impact cash flow, operations, safety or the environment.

The company's Y2K project work includes the writing and updating of existing contingency plans to address material Y2K issues. The company has existing processes for managing emergency situations and intends to have its Crisis Management Center operating at the time of the century rollover to assist with implementing any contingency plans if required.

The company has completed the inventory and assessment of its IT and non IT embedded systems and detailed planning to correct or work around the anticipated problems in these systems. The remediation/renovation and validation/testing of its IT and non IT embedded systems were approximately 90 percent complete as of June 30, 1999.

The following schedule sets forth the company's estimated timetable for achieving Y2K readiness of its IT and embedded systems:

Project                                       Target Completion Dates
--------                                      -----------------------
Phases
Worldwide inventory of systems                Completed
Worldwide assessment                          Completed
Initial plan for corrections/work arounds     Completed
Remediation/renovation                        Third quarter 1999
Contingency planning                          Third quarter 1999
Validation/testing                            Third quarter 1999
Implementation                                Third quarter 1999
Continuous system review                      Ongoing-through first quarter 2000

The company has identified approximately 400 "critical business partners" and contacted 98 percent of these companies regarding their Y2K readiness. The overall assessment of partner Year 2000 readiness has been positive. The company will closely monitor a small number of "critical business partners". Work in this area will continue and contingency plans will incorporate the possibility of performance failures by multiple critical business partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The company estimates the total expenditures on its Y2K project will be approximately $30 million. These expenditures are recorded at the business unit and corporate levels and are funded from cash provided by operating activities. Expenditures as of June 30, 1999, were approximately $20 million. Most of the remaining expenditures are expected to be incurred in the remainder of 1999.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk-management strategies, the company uses derivative financial instruments to manage and reduce risks associated with these factors. The company also pursues outright pricing positions in certain hydrocarbon derivative financial instruments, such as futures contracts.

Interest Rate Risk - From time to time the company temporarily invests its excess cash in interest-bearing securities issued by high-quality issuers. Company policies limit the amount of investment in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the company. The company's primary market-risk exposure for changes in interest rates relates to the company's long-term debt obligations. The company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating-rate debt. Interest-rate risk-sensitive derivative financial instruments, such as swaps, options, floors, caps, and collars may also be used depending upon market conditions.

The company evaluated the potential effect that near-term changes in interest rates would have had on the fair value of its interest-rate risk-sensitive financial instruments at June 30, 1999. Assuming a ten-percent decrease in the company's weighted average borrowing costs at June 30, 1999, the potential increase in the fair value of the company's debt obligations and associated derivative instruments, including the company's net interests in the debt obligations and associated derivative instruments of its subsidiaries, would have been approximately $109 million.

     Foreign Exchange Rate Risk - The company conducts business in various parts of the world and in various foreign currencies. To limit the company's foreign currency exchange-rate risk related to operating income, foreign sales agreements generally contain price provisions designed to insulate the company's sales revenues against adverse foreign-currency exchange rates. In most countries, energy products are valued and sold in U.S. dollars and foreign currency operating cost exposures have not been significant. In other countries, the company is paid for product deliveries in local currencies but at prices indexed to the U.S. dollar. These funds, less amounts retained for operating costs, are converted to U.S. dollars as soon as practicable. The company's Canadian subsidiary is paid in Canadian dollars for its crude oil and natural gas sales. Excess Canadian funds generally have been invested in other Unocal foreign operations.

     From time to time the company may purchase foreign-currency options or enter into foreign-currency exchange contracts to limit the exposure related to its foreign-currency obligations. At June 30, 1999, the company evaluated the effect that near term changes in foreign-exchange rates would have had on the fair value of the company's foreign-currency position related to its outstanding foreign-currency forward exchange contracts. Assuming an adverse change of ten percent in foreign-currency exchange rates at June 30, 1999, the potential decrease in fair value of the company's foreign-currency forward exchanges contracts, including the company's net interests in the foreign-currency exchange contracts of its subsidiaries, would have been approximately $1 million.

     Commodity Price Risk - The company is a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and petroleum-based products and is subject to the associated price risks. The company generally uses hydrocarbon derivative financial instruments, such as futures contracts, swaps and options with maturities of 24 months or less, to mitigate its exposure to commodity price fluctuations. These instruments are generally used to limit the company's exposure to adverse commodity price movements, however, these instruments may also limit some of the future gains otherwise available from favorable commodity price movements.

     When these instruments are used to hedge the company's future production, the impacts are reflected in the average sales prices of the associated commodities at the time of sale. As a result, the company's reported crude oil and natural gas revenues may be higher or lower than what would have been reported if the company had not employed the use of these instruments. From time to time, the company may also enter into longer-term derivative instruments, such as swap contracts, to refloat its long term fixed-price commitments. The company also takes pricing positions in hydrocarbon derivative financial instruments (primarily futures and options contracts).

     The company uses a variance-covariance value-at-risk model to assess the market risk of its hydrocarbon-price-sensitive derivative instruments. Value-at-risk represents the potential loss in fair value the company would experience on its hydrocarbon-price-sensitive derivative instruments, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's model is based upon historical data and uses a three-day time interval with a 95-percent confidence level. The
     model      includes       offsetting       physical      positions      for
     hydrocarbon-price-sensitive derivative instruments related to the company's pre-paid crude oil and natural gas forward sales as well the company's net interests in its subsidiaries' crude oil and natural gas derivative instruments including offsetting physical positions of forward sales contracts to which those instruments relate. Based upon the company's model, the value at risk related to hydrocarbon-price-sensitive derivative financial instruments held for purposes other than trading was approximately $11 million at June 30, 1999 (see note 8 to the financial statements for information on pre-tax deferred losses as of June 30, 1999, relating to hydrocarbon-price-sensitive derivative financial instruments held for purposes other than trading). The value at risk related to hydrocarbon-price-sensitive derivative financial instruments held for trading purposes was approximately $1 million at June 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

There is incorporated by reference the information with respect to certain legal proceedings previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K) and in Item 1 of Part II of Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (First Quarter 1999 Form 10-Q), the information regarding environmental remediation reserves in note 9 to the consolidated financial statements in Item 1 of Part I hereof, the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I, and the information regarding certain legal proceedings and other contingent liabilities in note 10 to the consolidated financial statements. Information with respect to certain recent developments is set forth below:

1. In the lawsuit captioned Atlantic Richfield, et al. v. Unocal Corporation, et al., described in Paragraph 1 of Item 3 of the 1998 Form 10-K, oral argument of the appeal by the other companies was heard by the U.S. Court of Appeals for the Federal Circuit in Washington, D.C., on July 9, 1999.

2. In the lawsuit captioned United States, ex rel. Johnson v. Shell Oil Company, et al., described in Paragraph 4 of Item 3 of the 1998 Form 10-K, the company views the issue of whether Federal royalties have been paid in compliance with detailed Minerals Management Service (MMS) regulations to be essentially an administrative accounting matter. The company does not believe bringing this proceeding pursuant to the False Claims Act was justified and it is vigorously defending the lawsuit.

3. In connection with the Notices of Preliminary Determination of Underpaid Royalties received from the MMS, described in Paragraph 6 of
         Item 3 of the 1998 Form 10-K and in Paragraph 4 of Item 1 of Part II of the First Quarter 1999 Form 10-Q, in July 1999, the company entered into an agreement with the MMS and the Department of the Interior to settle, for $7 million, substantially all royalty disputes with the Federal government arising from the company's prior gas contract settlements.

4. In the lawsuits captioned Aguilar, et al. v. Atlantic Richfield, et al. and Gilley, et al. v. Atlantic Richfield, et al., described in Paragraph 7 of Item 3 of the 1998 Form 10-K, in July 1999, the company agreed to settle both matters, subject to court approvals, for an aggregate amount of $3,525,000.

5. In connection with the criminal investigation and civil lawsuit brought against the company's Molycorp, Inc., subsidiary by the Office of the District Attorney of San Bernardino County, California, described in Paragraph 8 of Item 3 of the 1998 Form 10-K and in Paragraph 5 of Item 1 of Part II of the First Quarter 1999 Form 10-Q, in May 1999, Molycorp entered into a civil settlement with the District Attorney that resulted in the payment of $1 million in June. Separately, the District Attorney issued a letter formally declining to file criminal charges against Molycorp or its employees.

         Molycorp is continuing to negotiate with the Office of the California Attorney General and the Lahontan Regional Water Quality Control Board with respect to the settlement of additional alleged violations of water quality discharge permits issued under the California Water Code. The Settlement of these matters could result in the payment of civil penalties exceeding $100,000.

6. In the lawsuit captioned John Doe I, et al. v. Unocal Corp., et al., alleging acts of mistreatment and forced labor by the government of Myanmar allegedly in connection with the construction of the Yadana natural gas pipeline, described in Paragraph 9 of Item 3 of the 1998
         Form 10-K, in August 1999, the court denied certification of the alleged class of plaintiffs seeking injunctive and declaratory relief against the company.

7. In connection with the company's negotiations with the South Coast Air Quality Management District concerning issues involving the company's former Los Angeles Refinery, described in Paragraph 14 of Item 3 of the 1998 Form 10-K, in June 1999, the company settled the past Notices of Violation for an aggregate of $100,000, which was paid in July.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1999 Annual Meeting of Stockholders of Unocal was held on May 24, 1999. The following actions were taken by the stockholders at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

1. The two nominees proposed by the board of directors were elected as directors by the following votes for three-year terms expiring at the 2002 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

     Name                          Votes For                  Votes Withheld

James W. Crownover                210,509,623                   3,052,394
Donald B. Rice                    211,163,756                   2,398,261

2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as Unocal's independent accountants for 1999 was passed by a vote of 211,953,508 for versus 795,602 against. There were 812,907 abstentions and no broker non-votes.

3. A stockholder proposal that the Board report on the cost and benefits of doing business in Myanmar failed to pass by a vote of 13,600,219 for versus 169,611,492 against. There were 7,843,852 abstentions and 22,506,454 broker non-votes.


ITEM 5.  OTHER INFORMATION

On July 16, 1999, the company announced that John F. Imle, Jr., Vice Chairman and a member of the Management Committee, plans to relinquish these positions at the end of 1999. Mr. Imle will serve as a consulting employee for a 15-month period thereafter. The company does not plan to fill the Vice Chairman position.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits: The Exhibit Index on page 31 of this report lists the exhibits that are filed as part of this report.

          (b) Reports on Form 8-K:

                 Filed during the second quarter of 1999:

1. Current Report on Form 8-K dated April 12, 1999, and filed April 14, 1999, for the purpose of reporting, under Item 5, the company's participation in deepwater discoveries in the Gulf of Mexico.

2. Current Report on Form 8-K dated April 15, 1999, and filed April 16, 1999, for the purpose of reporting, under Item 5, the company's Unocal Canada Resources subsidiary's definitive agreement to acquire an interest in Northrock Resources Ltd.

3. Current Report on Form 8-K dated April 28, 1999, and filed April 30, 1999, for the purpose of reporting, under Item 5, the company's first quarter 1999 earnings and related information.

4. Current Report on Form 8-K dated May 14, 1999, and filed May 18, 1999, for the purpose of reporting, under Item 5, the company's Unocal Canada Resources subsidiary's completion of its acquisition of an interest in Northrock Resources Ltd.


                 Filed during the third quarter of 1999 to the date hereof:

1. Current Report on Form 8-K dated July 6, 1999, and filed July 9, 1999, for the purpose of reporting, under Item 5, the results of wells drilled by the company's Spirit Energy 76 business unit in the Gulf of Mexico.

2. Current Report on Form 8-K dated July 27, 1999, and filed July 29, 1999, for the purpose of reporting, under Item 5, the company's second quarter 1999 earnings and related information.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             UNOCAL CORPORATION
                                             (Registrant)

Dated:  August 13, 1999         By:          /s/ JOE D. CECIL
                                            ----------------------------
                                             Joe D. Cecil
                                             Vice President and Comptroller
                                             (Duly Authorized Officer
                                             Principal Accounting Officer)

                                 EXHIBIT INDEX

3.1 Certificate of Incorporation of Unocal, as amended through July 21, 1992, and currently in effect.

3.2 Bylaws of Unocal, as amended through May 24, 1999, and currently in effect.

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the six months ended June 30, 1999 and 1998.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the six months ended June 30, 1999 and 1998.

27. Financial data schedule for the period ended June 30, 1999 (included only in the copy of this report filed electronically with the Commission).

99. Bylaws of Union Oil Company of California, as amended through April 1, 1999, and currently in effect.
                                       31