Form 10-Q
period 1999-09-30
UNOCAL CORP
filed 1999-11-15
CIK 716039

3rd Quarter 1999


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $1 par value, outstanding as of September 30, 1999: 242,417,532

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                                                             UNOCAL CORPORATION
(UNAUDITED)
                                                                                 For the Three Months          For the Nine Months
                                                                                  Ended September 30            Ended September 30
                                                                               -----------------------       -----------------------
Millions of dollars except per share amounts                                       1999           1998           1999           1998
------------------------------------------------------------------------       -----------------------       -----------------------
Revenues
    ....................................................................
Sales and operating revenues ...........................................       $  1,546       $  1,286       $  4,230       $  3,683
Interest, dividends and miscellaneous income ...........................             16             12             72             74
Equity in earnings of affiliated companies .............................             24             23             72             75
Gain/(loss) on sales of assets .........................................              2             73           --              166
                                                                               -----------------------       -----------------------
      Total revenues ...................................................          1,588          1,394          4,374          3,998

Costs and other deductions
Crude oil, natural gas and product purchases ...........................            891            604          2,329          1,535
Operating expense ......................................................            270            313            807            993
Selling, administrative and general expense ............................             34             34            118             73
Depreciation, depletion and amortization ...............................            205            186            588            566
Dry hole costs .........................................................             33             58            107            150
Exploration expense ....................................................             44             53            117            139
Interest expense .......................................................             52             48            145            131
Property and other operating taxes .....................................             13             13             40             44
Distributions on convertible preferred
   securities of subsidiary trust ......................................              8              8             24             24
Minority interests .....................................................              4              2              8              7
                                                                               -----------------------       -----------------------
      Total costs and other deductions .................................          1,554          1,319          4,283          3,662
                                                                               -----------------------       -----------------------
Earnings (loss) from operations before income taxes ....................             34             75             91            336
Income taxes ...........................................................             10             39             51            177
                                                                               -----------------------       -----------------------
      Net earnings (loss) ..............................................       $     24       $     36       $     40       $    159
                                                                               =======================       =======================

Basic earnings (loss) per share of common stock (a) ....................       $   0.10       $   0.15       $   0.17       $   0.66

Diluted earnings (loss) per share of common stock (b) ..................       $   0.10       $   0.15       $   0.17       $   0.66

Cash dividends declared per share of common stock ......................       $   0.20       $   0.20       $   0.60       $   0.60

(a)  Basic weighted average shares outstanding  (in thousands) .........        242,404        241,362        241,905        241,621
(b)  Diluted weighted average shares outstanding (in thousands) ........        244,022        242,535        243,050        242,916

              See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET                                                                                UNOCAL CORPORATION

                                                                                 September 30                   December 31
                                                                               ---------------               ---------------
Millions of dollars                                                                    1999(a)                          1998
------------------------------------------------------------------------       ---------------               ---------------
Assets
Current assets
    ....................................................................
   Cash and cash equivalents ...........................................             $    209                      $    238
   Accounts and notes receivable .......................................                  798                           807
   Inventories .........................................................                  197                           179
   Deferred income taxes ...............................................                  130                           142
   Other current assets ................................................                   26                            22
                                                                               ---------------               ---------------
      Total current assets .............................................                1,360                         1,388

Investments and long-term receivables ..................................                1,269                         1,143
Properties (b) .........................................................                5,868                         5,276
Deferred income taxes ..................................................                   71                            23
Other assets ...........................................................                  120                           122
                                                                               ---------------               ---------------
      Total assets .....................................................             $  8,688                      $  7,952
                                                                               ===============               ===============
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ....................................................             $    899                      $    709
   Taxes payable .......................................................                  128                           260
   Interest payable ....................................................                   46                            52
   Current portion of environmental liabilities ........................                  145                           142
   Other current liabilities ...........................................                  128                           213
                                                                               ---------------               ---------------
      Total current liabilities ........................................                1,346                         1,376

Long-term debt .........................................................                2,834                         2,558
Deferred income taxes ..................................................                  268                           132
Accrued abandonment, restoration and environmental liabilities .........                  566                           622
Other deferred credits and liabilities .................................                  599                           514
Minority interests .....................................................                  421                            26

Company-obligated mandatorily redeemable convertible preferred
   securities of a subsidiary trust holding solely parent debentures ...                  522                           522

Common stock ($1 par value) ............................................                  253                           252
     Shares authorized:  750,000,000 (c)
Capital in excess of par value .........................................                  492                           460
Unearned portion of restricted stock issued ............................                  (22)                          (24)
Retained earnings ......................................................                1,854                         1,959
Accumulated other comprehensive income (loss) ..........................                  (34)                          (34)
Treasury stock - at cost  (d) ..........................................                 (411)                         (411)
                                                                               ---------------               ---------------
      Total stockholders' equity .......................................                2,132                         2,202
                                                                               ---------------               ---------------
         Total liabilities and stockholders' equity ....................             $  8,688                      $  7,952
                                                                               ===============               ===============

(a)  Unaudited
(b)  Net of accumulated depreciation ...................................             $ 10,395                      $ 10,193
(c)  Number of shares outstanding (in thousands) .......................              242,419                       241,378
(d)  Number of shares (in thousands) ...................................               10,623                        10,623

              See notes to the consolidated financial statements.

CONSOLIDATED CASH FLOWS                                                                                   UNOCAL CORPORATION
(UNAUDITED)

                                                                                                 For the Nine Months
                                                                                                 Ended September 30
                                                                                       -------------------------------------
Millions of dollars                                                                       1999                          1998
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
    ....................................................................
Net earnings (loss) ....................................................               $    40                      $   159
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization .........................                   588                          566
      Dry hole costs ...................................................                   107                          150
      Deferred income taxes ............................................                   (54)                         (34)
      (Gain) loss on sales of assets (before-tax) ......................                    --                         (166)
      Other ............................................................                   (54)                          18
      Working capital and other changes related to operations
         Accounts and notes receivable .................................                    12                           96
         Inventories ...................................................                   (18)                          18
         Accounts payable ..............................................                    92                          (10)
         Taxes payable .................................................                  (132)                          50
         Other .........................................................                   (64)                        (136)
                                                                                       -------------------------------------
            Net cash provided by (used in) operating activities ........                   517                          711

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs) ......................                  (761)                      (1,248)
   Acquisition of Northrock Resources Ltd. .............................                  (184)                          --
   Proceeds from sales of assets .......................................                   163                          299
                                                                                       -------------------------------------
            Net cash provided by (used in) investing activities ........                  (782)                        (949)

Cash Flows from Financing Activities
   Long-term borrowings ................................................                   833                          666
   Reduction of long-term debt .........................................                  (708)                        (381)
   Dividends paid on common stock ......................................                  (145)                        (145)
   Repurchases of common stock .........................................                    --                          (48)
   Minority interests ..................................................                   234                           (9)
   Other ...............................................................                    22                           --
                                                                                       -------------------------------------
         Net cash provided by (used in) financing activities ...........                   236                           83

Increase (decrease) in cash and cash equivalents .......................                   (29)                        (155)
Cash and cash equivalents at beginning of year .........................                   238                          338
                                                                                       -------------------------------------
Cash and cash equivalents at end of period .............................               $   209                      $   183
                                                                                       =====================================

Supplemental  disclosure of cash flow  information:
      Cash paid during the period for:
      Interest (net of amount capitalized)..............................               $  159                       $   148
      Income taxes (net of refunds).....................................               $  218                       $   166

              See notes to the consolidated financial statements.

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

     Results for the nine months ended September 30, 1999, are not necessarily indicative of future financial results.

     Certain items in the prior year financial statements have been reclassified to conform to the 1999 presentation.

(2) For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, including Union Oil Company of California (Union
     Oil), are referred to as the company.

     The consolidated financial statements of the company include the accounts of subsidiaries in which a controlling interest is held. Investments in affiliates without a controlling interest are accounted for by the equity method. Under the equity method, the investments are stated at cost plus the company's equity in undistributed earnings and losses after acquisition. Income taxes estimated to be payable when earnings are distributed are included in deferred taxes.

(3)  Other Financial Information

     During the third quarters of 1999 and 1998, approximately 51 percent and 40 percent, respectively, of total sales and operating revenues were attributed to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the company's trading and marketing activities. For the nine months ended September 30, 1999 and 1998, approximately 48 percent and 34 percent, respectively, of total sales and operating revenues were attributed to the resale of crude oil, natural gas and natural gas liquids purchased from others. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement.

     Capitalized interest totaled $4 million and $5 million for the third quarters of 1999 and 1998, respectively. Capitalized interest totaled $13 million and $22 million for the first nine months of 1999 and 1998, respectively.

 (4) Income Taxes

     Income taxes on earnings from operations for the third quarter and first nine months of 1999 were $10 million and $51 million, respectively, compared with $39 million and $177 million for the comparable periods of 1998. The effective income tax rate for the third quarter of 1999 was 29 percent compared with 52 percent for the third quarter of 1998. The lower tax rate for the third quarter of 1999 was primarily due to currency-related tax adjustments in Thailand partially offset by the mix effect of domestic losses versus foreign earnings.

     The effective income tax rate for the first nine months of 1999 was 56 percent compared with 53 percent for the first nine months of 1998.

(UNAUDITED)

(5)  Comprehensive Income

     The company's comprehensive earnings were as follows:

                                                                                     For the Three Months        For the Nine Months
                                                                                      Ended September 30          Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                     1999         1998          1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss) ...........................................................        $  24        $  36         $  40        $159
Change in foreign currency translation adjustments (net of tax) ...............           (1)          (5)           --          (5)
                                                                                ----------------------------------------------------
      Comprehensive earnings (loss) ...........................................        $  23        $  31         $  40        $154
                                                                                ====================================================

(6)  Earnings Per Share

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for net earnings for the third quarters and the nine months ended September 30, 1999 and 1998:

                                                                                              Earnings          Shares     Per Share
Millions except per share amounts                                                           (Numerator)     (Denominator)    Amount
------------------------------------------------------------------------------------------------------------------------------------
Three Months Ended September 30, 1999
      Net Earnings ............................................................                $    24             242.4
         Basic EPS ............................................................                                                $0.10
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents .....................................                                      1.6
                                                                                           -----------------------------
         Diluted EPS ..........................................................                     24             244.0       $0.10
                                                                                                                               =====
         Distributions on subsidiary trust preferred securities (after-tax) ...                      6              12.3
                                                                                           -----------------------------
         Antidilutive .........................................................                $    30             256.3       $0.12

Three Months Ended September 30, 1998
      Net Earnings ...........................................................                 $    36             241.4
         Basic EPS ...........................................................                                                 $0.15
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ....................................                                       1.1
                                                                                           -----------------------------
         Diluted EPS .........................................................                      36             242.5       $0.15
                                                                                                                               =====
         Distributions on subsidiary trust preferred securities (after-tax) ..                       6              12.3
                                                                                           -----------------------------
         Antidilutive ........................................................                 $    42             254.8       $0.16

Nine Months Ended September 30, 1999
      Net Earnings ...........................................................                 $    40             241.9
         Basic EPS ...........................................................                                                 $0.17
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ....................................                                       1.1
                                                                                           -----------------------------
         Diluted EPS .........................................................                      40             243.0       $0.17
                                                                                                                               =====
         Distributions on subsidiary trust preferred securities (after-tax) ..                      19              12.3
                                                                                           -----------------------------
         Antidilutive ........................................................                 $    59             255.3       $0.23

Nine Months Ended September 30, 1998
      Net Earnings ...........................................................                 $   159             241.6
         Basic EPS ...........................................................                                                 $0.66
                                                                                                                               =====
      Effect of Dilutive Securities
         Options/common stock equivalents ....................................                                       1.3
                                                                                           -----------------------------
         Diluted EPS .........................................................                     159             242.9       $0.66
                                                                                                                               =====
         Distributions on subsidiary trust preferred securities (after-tax) ..                      18              12.3
                                                                                           -----------------------------
         Antidilutive ........................................................                 $   177             255.2       $0.69
------------------------------------------------------------------------------------------------------------------------------------

                                       5

(UNAUDITED)

     Not included in the computation of diluted EPS were options outstanding at September 30, 1999 to purchase approximately 2.2 million shares of common stock. These options were not included in the computation as the exercise prices were greater than the year-to-date average market price of $37.51 for the common shares. The exercise prices of these options range from $37.69 to $51.01 per share and they expire in 2007 through 2009.

(7)  Sale of Accounts Receivable

     In the second quarter of 1999, the company, through a non-consolidated subsidiary Unocal Receivables Corp. ("URC"), entered into a sales agreement with an outside party under which it will sell up to a $204 million undivided interest in domestic crude oil and natural gas trade receivables. The company continues to manage the collection and administrative responsibilities for accounts receivable including the sold interest. The effect to the company of the interests sold in its domestic trade receivables under this agreement is $95 million as of September 30, 1999. The amount sold is reflected as a reduction of accounts receivable in the consolidated balance sheet and in net cash provided by operating activities in the consolidated statement of cash flows.

(8)  Long Term Debt and Credit Agreements

     During the third quarter, the company increased its commercial paper borrowings by $85 million to a total outstanding balance of $125 million at September 30, 1999. In addition, the company also increased its borrowings under its limited recourse project financing for its Azerbaijan activities by $11 million to an outstanding balance of $55 million at September 30, 1999.

     Proceeds from the issuance of commercial paper were used for general corporate purposes including the refinancing of existing debt. The company retired $22 million in maturing medium-term notes and reduced its borrowings under its $1 billion bank credit agreement by $40 million to an outstanding balance of $60 million at September 30, 1999.

(9)  Financial Instruments

     The estimated fair value of the company's long-term debt was $2,869 million on September 30, 1999. The fair values of the debt instruments were based on the discounted amounts of future cash outflows using rates offered to the company for debt with similar maturities. The estimated fair value of the mandatorily redeemable convertible preferred securities of the company's subsidiary trust was $566 million. The fair value of the preferred securities was based on the trading prices of the preferred securities on September 30, 1999.

     The company's financial instruments at September 30, 1999 are described below:

     Foreign exchange contracts - The company and its subsidiaries have assorted currency swap agreements outstanding that are designed to hedge the impacts of foreign-currency exchange-rate fluctuations on US dollar- denominated debt. In the third quarter of 1999, the company received income tax refunds in Canada equivalent to approximately US$49 million as a result of the company's reinvestment of the proceeds from the 1998 sale of its investment in the stock of Tarragon Oil and Gas Limited into the stock of Northrock Resources Ltd. The refund was used to retire approximately US$40 million of the US$100 million debt outstanding of one of the company's Canadian subsidiaries. As a result of the debt retirement, the subsidiary reduced its related currency swap agreement from US$100 million to US$60 million. The agreement now requires the subsidiary to pay approximately C$88 million at maturity in exchange for US$60 million. The parent company also reduced its corresponding currency swap agreement from US$100 million to US$ 60 million. This agreement, which effectively offsets the subsidiary's agreement, now requires the parent company to pay US$60 million in exchange for C$88 million at maturity. The combined fair values of the swap agreements outstanding at the end of the period were approximately zero.

(UNAUDITED)

     Other outstanding currency swap agreements require the company's Northrock subsidiary to pay approximately C$115 million at maturity in exchange for US$75 million. The fair values of these agreements were US$72 million and were determined by comparing the swap rates to the forward rates in effect at September 30, 1999. The company's share of the estimated pre-tax deferred losses related to the US$75 million currency swap agreements was US$1 million at September 30, 1999 (net of minority interests). The US$75 million to be received by Northrock will be used to retire US dollar-denominated debt at maturity.

     Northrock also has US dollar forward contracts outstanding that are designed to mitigate its exposure to the US dollar-indexed prices it receives for the sale of its crude oil. These contracts are subject, in some cases, to extensions at the counterparty's option and require Northrock to sell approximately US$200 million in exchange for approximately C$285 million at maturity. At September 30, 1999, contracts of US$8 million were scheduled to mature in 1999 with the remaining contracts scheduled to mature periodically through the year 2005. The fair values of the contracts were approximately US$194 million. The fair values were determined by comparing the contract rates to the forward rates in effect at September 30, 1999. The company's share of estimated pre-tax unrealized losses relating to these US dollar forward contracts was approximately US$3 million at September 30, 1999 (net of minority interests).

     During the quarter, the company entered into two forward contracts to purchase Thai baht. The contracts are designed to hedge the company's foreign-currency exchange-rate exposure related to expected income tax payments to be paid to Thailand in 2000. The contracts require the company to purchase 802 million baht at maturity in exchange for US$20 million. The fair value of the contracts at September 30, 1999 approximated the notional amounts.

     Other commodity-based contracts - Northrock had various fixed-price and fixed-price differential sales contracts outstanding at September 30, 1999, related to the future sale of its natural gas production. The contracts cover production, which averages 40 million cubic feet per day (mmcfpd) for the remainder of 1999, 54 mmcfpd in 2000, 52 mmcfpd in 2001 and 52 mmcfpd in 2002. Northrock also has various fixed-price and fixed-price differential natural gas purchase contracts outstanding at September 30, 1999, which require the purchase of 63 mmcfpd for the remainder of 1999 and 23 mmcfpd in 2000. The company's pre-tax share of estimated unrealized losses for these contracts was approximately $13 million at September 30, 1999, (net of minority interests) and primarily relate to contracts with delivery dates scheduled for the years 2001 through 2002.

     At September 30, 1999, the company had futures contracts outstanding with several couterparties to purchase and sell approximately 19 million and 15 million barrels of crude oil, respectively. The fair values of these contracts, based on quoted market prices, were approximately $104 million. The company also had futures contracts outstanding at September 30, 1999 to purchase and sell approximately 19 million and 18 million thousand cubic feet (mcf) of natural gas, respectively. The fair values of these contracts, based on quoted market prices, were approximately $3 million. These contracts which were purchased as part of the company's overall risk management strategy were marked to market. Approximately 2 percent of the company's outstanding crude oil and natural gas futures contracts were related to the company's non-trading activities. At September 30, 1999, the company's share of pre-tax unrealized gains related to its non-trading futures contract activity was approximately $2 million.

     The company had various hydrocarbon option contracts (options) outstanding with several counterparties at September 30, 1999. Generally, options have been used to limit the company's exposure to adverse commodity price fluctuations. In some cases, the instruments may also limit the company's ability to participate fully in future gains from favorable price movements. These options are generally accounted for as hedges, with gains and losses deferred and recognized as a component of crude oil and natural gas revenues upon the sale of the underlying production.

(UNAUDITED)


     At September 30, 1999, the company had outstanding purchased natural gas options covering approximately 31 million mcf and sold natural gas options covering approximately 73 million mcf. The options consisted of put and call contracts that related to the company's remaining 1999 US lower 48 production, to the future production of the company's Northrock subsidiary for the remainder of 1999 through the year 2004, and to the company's overall risk management activities. At September 30, 1999, the fair value of these options were approximately $(6) million. The fair values of the options were determined by dealer quotes, where available, or by financial modeling using underlying commodity prices. Net premiums paid for the options totaled $1 million. Approximately 90 percent of the options were related to the company's non-trading activities. At September 30, 1999, the company's share (net of minority interests) of pre-tax unrealized losses related to its non-trading natural gas option activity was approximately $14 million. Approximately $6 million of the $14 million relates to the company's interest in Northrock.

     The  company had  purchased  crude oil options  covering  approximately  43 million barrels and sold crude oil options covering approximately 73 million barrels outstanding at September 30, 1999. The options consisted of put and call contracts that related to the company's remaining 1999 and early 2000 production, to the production of the company's Northrock subsidiary for the remainder of 1999 through the year 2002 and to the company's overall risk management activities. At September 30, 1999, these options had fair values of approximately $(18) million. The fair values of the options were determined by dealer quotes where available, or by financial modeling using underlying commodity prices. Net premiums paid for the options totaled $2 million. Approximately 70 percent of the options were related to the company's non-trading activities. At September 30, 1999, the company's share (net of minority interests) of pre-tax unrealized losses related to its non-trading crude oil option activity was approximately $21 million. Approximately $3 million of the $21 million relates to the company's interest in Northrock.

     At September 30, 1999, the company had a ten-year natural gas price swap agreement outstanding. The agreement effectively refloats the fixed price the company received in January 1999 for a ten-year natural gas pre-paid forward sale. As the counterparty to the swap agreement remits a current-index-price payment amount to the company based upon volumes in the swap agreement, the company remits a fixed-price payment amount to the counterparty. The pre-tax deferred gain related to the swap agreement at September 30, 1999, was approximately $16 million. This gain is offset by a corresponding loss on the fixed price physical sales contract.

     The company's Global Trade segment recorded pre-tax losses of approximately $10 million and $5 million on its trading activities for the third quarter and first nine months of 1999, respectively.

(10) Accrued Abandonment, Restoration and Environmental Liabilities

     At  September  30,  1999,  the  company had  accrued  $464  million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $655 million. This estimate was derived in large part from abandonment cost studies performed by outside firms and is used to calculate the amount to be amortized. The company's reserve for environmental remediation obligations at September 30, 1999 totaled $247 million, of which $145 million was included in current liabilities.

(11) Contingent Liabilities

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

     Environmental matters - The company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by the company or others andare associated with past and present operations, including sites at which the company has been identified as a potentially responsible party
     (PRP) under the federal Superfund laws and comparable state laws. Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated.

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

     As disclosed in note 10, at September 30, 1999, the company had accrued $247 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur possible additional remediation costs aggregating approximately $195 million.

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

     In May 1999, a Canadian subsidiary of the company acquired an approximately 46 percent controlling interest in Northrock Resources Ltd. (Northrock) (see note 13). Northrock has the right, until December 31, 1999, to require that the company purchase additional Northrock common shares from treasury shares at a price of C$15 per share, up to a maximum ownership level of
     49.9 percent.

     In 1998, the company signed a letter agreement regarding the Transocean Discoverer Spirit deepwater drill ship with a minimum daily rate of $210 thousand for five years. The drill ship is scheduled for delivery in the Gulf of Mexico in 2000.

(UNAUDITED)

     The company also has certain other contingent liabilities with respect to litigation, claims, and contractual agreements arising in the ordinary course of business. Although these contingencies could result in expenses or judgments that could be material to the company's results of operations for a given reporting period, on the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on the company's consolidated financial condition or liquidity.

(12) Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:


Summarized Financial Data of Union Oil

                                                                                     For the Three Months        For the Nine Months
                                                                                      Ended September 30          Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                               1999                1998       1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Total revenues ...............................................................  $1,589              $1,394     $4,375         $3,998
Total costs and other deductions
   (including income taxes) ..................................................   1,558               1,349      4,314          3,819
                                                                                ----------------------------------------------------
Net Earnings..................................................................  $   31              $   45     $   61         $  179
                                                                                ====================================================




                                                                                           At September 30        At December 31 (a)
                                                                                ----------------------------------------------------
Millions of dollars                                                                                   1999                      1998
------------------------------------------------------------------------------------------------------------------------------------
Current assets ...............................................................                      $1,360                    $1,388
Noncurrent assets ............................................................                       7,344                     6,583
Current liabilities ..........................................................                       1,345                     1,406
Noncurrent liabilities .......................................................                       4,688                     3,852
Shareholder's equity .........................................................                       2,671                     2,713

(a)  Audited

(13) Acquisition of Assets

     In May 1999, a Canadian subsidiary of the company acquired an approximate 46-percent controlling interest in Northrock Resources Ltd. (Northrock), a Canadian oil and gas exploration and production company, for approximately $184 million. The acquisition was accounted for as a purchase. The investment was effected by the acquisition of 10 million shares of Northrock common stock at C$14 per share pursuant to a partial tender offer to Northrock's shareholders and 7.64 million shares of Northrock common stock at C$16 per share pursuant to a private placement. The acquisition is part of the company's overall North American natural gas strategy. Northrock is fully consolidated in the company's financial results as of the acquisition date.

(14) Minority Interests

     In April 1999, the company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. (Spirit LP), a limited partnership. In exchange for its overriding royalty contributions, valued at $304 million, the company received an initial general partnership interest of approximately 55 percent in Spirit LP. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. Minority interests increased by approximately $244 million at the close of this transaction. The fixed-price overrides are subject to economic limitations of production from the affected fields. The limited partner is entitled to receive a priority allocation of profits and cash distributions. The partnership has a maximum term of 20 years, but may terminate after six years, subject to certain conditions.

(UNAUDITED)

     As discussed in note 13, in May 1999, a Canadian subsidiary of the company acquired an approximate 46-percent of Northrock. The net result of this transaction was to increase minority interests by approximately $145 million as of the acquisition date.

(15) Restructuring Costs

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

     At October 26, 1999, 207 employees had been terminated or had received termination notices as the result of the plan with additional terminations scheduled during the remainder of 1999 and early 2000.

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

     At October 26, 1999, 414 employees had been terminated or had received termination notices as a result of the plan, with additional terminations scheduled during the remainder of 1999 and early 2000.

     The amount of unpaid benefits remaining on the consolidated balance sheet at September 30, 1999 was $20 million for the two plans combined.

(UNAUDITED)

(16) Segment Information

     The company's reportable segments are: Exploration and Production, Global Trade, Geothermal & Power Operations and Diversified Businesses. Unallocated corporate administrative and general expenses and other miscellaneous operations are included under the Corporate and Unallocated heading. Effective January 1, 1999, the Pipelines business unit was transferred from the Diversified Business segment to the Global Trade segment. For an expanded description of the activities conducted by the company's business segments, see pages 74 and 75 of the company's 1998 Annual Report on Form 10-K.

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                   Geothermal
For the Three Months                             United States          International        Global Trade          & Power
ended September 30, 1999                       Spirit                  Far                                        Operations
Millions of dollars                           Energy 76   Alaska      East       Other  Global Trade Pipelines
                                             --------------------------------------------------------------------------------
External sales & operating revenues .........  $    1    $   33     $  188      $ 69     $ 1,097    $     9         $    36
Other revenue (loss) ........................      --        --         (3)        5           4         12               3
Inter-segment revenues ......................     277        13         40        26           2          3              --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     278        46        225       100       1,103         24              39

Operating profit (loss) before income taxes
  and minority interest in earnings .........      32        10        107        (8)        (11)        15              11
    Income taxes (benefit) ..................      11         4         29        (2)         (6)         2               5
    Minority interest in earnings ...........       4        --         --         1          --         --              --
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      17         6         78        (7)         (5)        13               6

Assets (at September 30, 1999) ..............   2,106       304      1,875      1,530        396        249             511


-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated                Totals
                                                  Business

                                                 Ag    Carbon &    Admn &  Net Int  Env &        New
                                              Products Minerals    General   Exp  Litigation   Ventures  Other(a)
-----------------------------------------------------------------------------------------------------------------------------

External sales & operating revenue...........  $  69     $ 42       $ --   $  --   $  --        $ --     $   2      $ 1,546
Other revenue (loss) ........................     --        6         --       6      --          --         9           42
Inter-segment revenues ......................     --       --         --      --      --          --      (361)          --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     69       48         --       6      --          --      (350)       1,588

Operating profit (loss) before income taxes
  and minority interest in earnings .........    (14)       7        (33)    (45)    (21)         (5)       (7)          38
    Income taxes (benefit) ..................     (6)      --        (10)     (7)     (9)         (1)       --           10
    Minority interest in earnings ...........     --        1         --      (2)     --          --        --            4
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................     (8)       6        (23)    (36)    (12)         (4)       (7)          24

Assets (at September 30, 1999) ..............    276      272         --      --      --           3     1,166        8,688

(a) Includes eliminations and consolidation adjustments.

(UNAUDITED)

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                   Geothermal
For the Three Months                             United States         International        Global Trade           & Power
ended September 30, 1998                       Spirit                 Far                                         Operations
Millions of dollars                           Energy 76  Alaska      East       Other  Global Trade Pipelines
                                             --------------------------------------------------------------------------------
External sales & operating revenues .........  $   26    $   25     $  181      $ 36     $   815    $    10         $    44
Other revenue (loss) ........................       1        --         (6)       77          --         11              13
Inter-segment revenues ......................     219        17         63         4          --          3              --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     246        42        238       117         815         24              57

Operating profit (loss) before income taxes
  and minority interest in earnings .........     (14)        3        108        38           5         16              22
    Income taxes (benefit) ..................      (6)        1         68        11           2          2               6
    Minority interest in earnings ...........       1        --         --        --          --         --              --
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      (9)        2         40        27           3         14              16

Assets (at December 31, 1998) ...............   2,094       329      1,848       641         317        298             598

-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated                Totals
                                                  Business

                                                 Ag    Carbon &    Admn &  Net Int  Env &         New
                                              Products Minerals    General   Exp  Litigation    Ventures Other(a)
-----------------------------------------------------------------------------------------------------------------------------
External sales & operating revenue...........  $  84     $ 52       $ --   $  --   $  --        $ --     $  13      $ 1,286
Other revenue (loss) ........................     --        5         --       7      --          (5)        5          108
Inter-segment revenues ......................     --       --         --      --      --          --      (306)          --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     84       57         --       7      --          (5)     (288)       1,394

Operating profit (loss) before income taxes
  and minority interest in earnings .........      9       (1)       (37)    (40)    (19)         (7)       (6)          77
    Income taxes (benefit) ..................     (3)      (1)       (13)     (7)     (7)         (3)      (11)          39
    Minority interest in earnings ...........     --        1         --      --      --          --        --            2
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................     12       (1)       (24)    (33)    (12)         (4)        5           36

Assets (at December 31, 1998) ...............    305      419         --      --      --          --     1,103        7,952

(a) Includes eliminations and consolidation adjustments.

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                   Geothermal
For the Nine Months                              United States         International        Global Trade            & Power
ended September 30, 1999                       Spirit                  Far                                        Operations
Millions of dollars                           Energy 76    Alaska      East     Other  Global Trade  Pipelines
                                             --------------------------------------------------------------------------------
External sales & operating revenues .........  $   62    $   86     $  523      $ 161    $ 2,887    $    28         $   113
Other revenue (loss) ........................       6        --         (5)        15          4         43               8
Inter-segment revenues ......................     695        46        127         40          5          8              --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     763       132        645        216      2,896         79             121

Operating profit (loss) before income taxes
  and minority interest in earnings .........      57        19        272        (33)        (8)        53              35
    Income taxes (benefit) ..................      19         7        105        (14)        (5)         7              14
    Minority interest in earnings ...........       7        --         --          2         --         --              --
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      31        12        167        (21)        (3)        46              21

Assets (at September 30, 1999)...............   2,106       304      1,875      1,530        396        249             511

-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated                Totals
                                                  Business

                                                 Ag    Carbon &     Admn &  Net Int  Env &       New
                                              Products Minerals     General   Exp  Litigation  Ventures Other(a)
-----------------------------------------------------------------------------------------------------------------------------
External sales & operating revenue...........  $ 245     $121       $ --   $  --   $  --        $ --      $  4      $ 4,230
Other revenue (loss) ........................     --       22         --      17      --          --        34          144
Inter-segment revenues ......................     --       --         --      --      --          --      (921)          --
                                             --------------------------------------------------------------------------------
Total  Revenues .............................    245      143         --      17      --          --      (883)       4,374

Operating profit (loss) before income taxes
  and minority interest in earnings .........    (11)      21        (94)   (127)    (39)        (12)      (34)          99
    Income taxes (benefit) ..................     (9)      --        (29)    (23)    (15)         (3)       (3)          51
    Minority interest in earnings ...........     --        2         --      (3)     --          --        --            8
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................     (2)      19        (65)   (101)    (24)         (9)      (31)          40

Assets (at September 30, 1999) ..............    276      272         --      --      --           3     1,166        8,688

(a) Includes eliminations and consolidation adjustments.

                                       13

(UNAUDITED)

                                             --------------------------------------------------------------------------------
Segment Information                                    Exploration & Production                                   Geothermal
For the Nine Months                             United States          International        Global Trade           & Power
ended September 30, 1998                       Spirit                 Far                                         Operations
Millions of dollars                           Energy 76   Alaska      East      Other   Global Trade Pipelines
                                             --------------------------------------------------------------------------------
External sales & operating revenues .........  $   72    $   82     $  519      $ 122    $ 2,230    $    30         $   121
Other revenue (loss) ........................       1        --        (25)       178         --         39              42
Inter-segment revenues ......................     699        56        192          8          1          7              --
                                             --------------------------------------------------------------------------------
Total  revenues .............................     772       138        686        308      2,231         76             163

Operating profit (loss) before income taxes
  and minority interest in earnings .........      26        24        320         84         21         53              66
    Income taxes (benefit) ..................       9         9        194         27          8          9              22
    Minority interest in earnings ...........       2        --         --         --         --         --              --
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................      15        15        126         57         13         44              44

Assets (at December 31, 1998) ...............   2,094       329      1,848        641        317        298             598

-----------------------------------------------------------------------------------------------------------------------------
                                                 Diversified                  Corporate & Unallocated                Totals
                                                  Business

                                                 Ag    Carbon &    Admn &  Net Int  Env &        New
                                              Products Minerals    General   Exp  Litigation   Ventures Other(a)
-----------------------------------------------------------------------------------------------------------------------------
External sales & operating revenues..........  $ 299     $171       $ --   $  --   $  --        $ --     $  37      $ 3,683
Other revenue (loss) ........................      1       23         --      24      --          (5)       37          315
Inter-segment revenues ......................     --       --         --      --      --          --      (963)         --
                                             --------------------------------------------------------------------------------
Total  revenues .............................    300      194         --      24      --          (5)     (889)       3,998

Operating profit (loss) before income taxes
  and minority interest in earnings .........     40       26        (87)   (106)   (119)        (26)       21          343
    Income taxes (benefit) ..................      7        2        (29)    (23)    (44)        (10)       (4)         177
    Minority interest in earnings ...........     --        5         --      --      --          --        --            7
                                             --------------------------------------------------------------------------------
Net earnings (loss) .........................     33       19        (58)    (83)    (75)        (16)       25          159

Assets (at December 31, 1998) ...............    305      419         --      --      --          --     1,103        7,952

(a) Includes eliminations and consolidation adjustments.

OPERATING HIGHLIGHTS                                                                                    UNOCAL CORPORATION
(UNAUDITED)


                                                                             For the Three Months      For the Nine Months
                                                                              Ended September 30        Ended September 30
                                                                           -----------------------------------------------
                                                                               1999          1998         1999        1998
                                                                           -----------------------------------------------
NET DAILY PRODUCTION
   Crude oil and condensate (thousand barrels daily)
      United States
    ......................................................................
         Spirit Energy 76 ................................................      40             44          40           44
         Alaska ..........................................................      27             27          27           29
                                                                           -----------------------------------------------
           Total United States ...........................................      67             71          67           73

     International (a)
         Far East ........................................................      73             81          72           83
         Other (b) .......................................................      40             31          35           31
                                                                           -----------------------------------------------
           Total International ...........................................     113            112         107          114
                                                                           -----------------------------------------------
      Worldwide ..........................................................     180            183         174          187
                                                                           ===============================================

   Natural gas (million cubic feet daily)
      United States
         Spirit Energy 76 ................................................     729            808         756          795
         Alaska ..........................................................     106            118         124          126
                                                                           -----------------------------------------------
           Total United States ...........................................     835            926         880          921

      International (a)
         Far East ........................................................     884            828         859          851
         Other (b) .......................................................     149             37          93           53
                                                                           -----------------------------------------------
           Total International ...........................................   1,033            865         952          904
                                                                           -----------------------------------------------
      Worldwide ..........................................................   1,868          1,791       1,832        1,825
                                                                           ===============================================

(a) Includes host countries' shares of:
      Crude oil and condensate ...........................................      30              6          23           11
      Natural gas ........................................................      95             44          86           44

(b) Production includes 100% of Northrock Resources Ltd. in Canada of:
      Crude oil and condensate ...........................................       8             --           4           --
      Natural gas ........................................................     110             --          56           --

OPERATING HIGHLIGHTS                                                                                    UNOCAL CORPORATION
(UNAUDITED)


                                                                             For the Three Months      For the Nine Months
                                                                              Ended September 30        Ended September 30
                                                                           -----------------------------------------------
                                                                               1999          1998         1999        1998
                                                                           -----------------------------------------------
AVERAGE PRICES (a)
   Crude oil (per barrel)
      United States
    ......................................................................
         Spirit Energy 76 ................................................ $  18.32      $   12.20    $  14.87    $   12.80
         Alaska ..........................................................    14.50           9.35       11.43         9.69

           Total United States ...........................................    16.77          11.11       13.43        11.56

      International
         Far East ........................................................ $  16.43      $   12.28    $  13.75    $   13.02
         Other ...........................................................    16.69          10.58       13.96        11.07

           Total International ...........................................    16.55          11.82       13.83        12.48

      Worldwide .......................................................... $  16.65      $   11.54    $  13.65    $   12.09


   Natural gas (per thousand cubic feet)
      United States
         Spirit Energy 76 ................................................ $   2.26      $    1.97    $   2.09    $    2.08
         Alaska ..........................................................     1.20           1.20        1.20         1.38

           Total United States ...........................................     2.12           1.87        1.96         1.98

      International
         Far East ........................................................ $   2.02      $    2.23    $   1.97    $    2.10
         Other ...........................................................     2.09           2.38        1.99         2.26

           Total International ...........................................     2.03           2.23        1.98         2.10

      Worldwide .......................................................... $   2.07      $    2.04    $   1.97    $    2.04


(a)  average prices include hedging gains and losses, but exclude other Global Trade margins.

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

CONSOLIDATED RESULTS

                                                                                        For the Three Months     For the Nine Months
                                                                                         Ended September 30       Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss) ......................................................          $  24      $  36        $  40       $ 159
Less: special items (net of tax)
    Environmental and litigation provisions/proceeds............................            (12)       (10)         (14)        (71)
    Kenai plant accident........................................................            ( 6)        --          ( 6)         --
    Asset sales ................................................................             --         49          (10)        102
    Deferred tax adjustments ...................................................             --        ( 7)          --         (21)
    Restructuring provision ....................................................             --         --          (11)         --
    Insurance settlement .......................................................             --         --           --          11
                                                                                ----------------------------------------------------
    Total special items ........................................................            (18)        32          (41)         21
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $  42      $   4        $  81       $ 138
                                                                                ====================================================

Adjusted after-tax earnings increased $38 million in the third quarter of 1999 compared with the same period last year. The third quarter 1999 results benefited from higher worldwide average crude oil prices, which increased by 44 percent from the third quarter of 1998. In addition, the third quarter of 1999 benefited from lower dry hole costs and a lower effective tax rate primarily due to a change in the Thailand foreign exchange rate. These factors were partially offset by lower crude oil and natural gas sales volumes and reduced earnings from non-exploration and production businesses. In the third quarter of 1999, the hedge program lowered sale realizations for crude oil and natural gas by $23 million after-tax.

Adjusted after-tax earnings decreased $57 million in the first nine months of 1999 compared with the first nine months of 1998. The major factors contributing to the decrease were lower worldwide crude oil and natural gas sales volumes, lower natural gas prices, lower agricultural products prices, reduced earnings from other non-exploration and production businesses and higher corporate net interest expense. These factors were partially offset by higher worldwide crude oil prices, a lower effective tax rate primarily due to a change in the Thailand foreign exchange rate and lower dry hole costs. For the first nine months of 1999, the hedge program lowered sale realizations for crude oil and natural gas by $16 million after-tax.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                        For the Three Months     For the Nine Months
                                                                                         Ended September 30       Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Spirit Energy 76 ............................................................          $  17      $ ( 9)       $  31       $  15
   Alaska ......................................................................              6          2           12          15
                                                                                ----------------------------------------------------
   Total .......................................................................             23        ( 7)          43          30
Less: special items (net of tax)
   Litigation provision/proceeds  (Spirit Energy 76)............................             --         --            7          --
   Litigation provisions (Alaska)...............................................             (2)        --           (4)         --
                                                                                ----------------------------------------------------
   Total special items .........................................................             (2)        --            3          --
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $  25      $ ( 7)       $  40       $  30
                                                                                ====================================================

Adjusted after-tax earnings increased $32 million in the third quarter of 1999 compared with the same period last year. The increase was primarily due to higher United States average crude oil and natural gas prices, which increased by $5.66 per barrel and $0.25 per MCF, respectively. In addition to the higher prices, dry hole costs were lower than the same period last year. These factors were partially offset by lower United States natural gas sales volumes and lower Spirit Energy 76 crude oil sales volumes. In the third quarter of 1999, the hedge program lowered sale realizations for crude oil and natural gas by $17 million after-tax.

Adjusted after-tax earnings increased $10 million in the first nine months of 1999 compared with the first nine months of 1998. The increase was primarily due to higher United States crude oil prices, lower dry hole costs and lower operating expenses. These factors were partially offset by lower United States crude oil and natural gas sales volumes, increased exploratory land amortization and lower Alaska natural gas prices. For the first nine months of 1999, the hedge program lowered sale realizations for crude oil and natural gas by $10 million after-tax.

International - Includes the company's international exploration and production activities and related business development activities. The company is engaged in oil and gas production activities in eight foreign countries: Thailand, Indonesia, Canada, The Netherlands, Azerbaijan, Myanmar, the Democratic Republic of Congo and Bangladesh.

                                                                                        For the Three Months     For the Nine Months
                                                                                         Ended September 30       Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
     Far East ..................................................................          $  78      $  40        $ 167       $ 126
     Other .....................................................................            ( 7)        27          (21)         57
                                                                                ----------------------------------------------------
     Total .....................................................................             71         67          146         183
Less: special items (net of tax)
     Asset sales (Other) .......................................................             --         49           --         102
     Deferred tax adjustment (Far East) ........................................             --        ( 7)          --         (21)
     Litigation proceeds (Far East) ............................................             --         --            2          --
                                                                                ----------------------------------------------------
     Total special items .......................................................             --         42            2          81
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $  71      $  25        $ 144       $ 102
                                                                                ====================================================

Adjusted after-tax earnings increased $46 million in the third quarter of 1999 compared with the same period last year. The increase was primarily due to higher average crude oil prices, lower dry hole costs, lower exploration and operating expenses, and a lower effective tax rate primarily due to a change in the Thailand foreign exchange rate. Partially offsetting these factors were lower Far East crude oil sales volumes, primarily in Indonesia, and lower International natural gas prices.

Adjusted after-tax earnings increased $42 million in the first nine months of 1999 compared with the first nine months of 1998. The major factors contributing to the increase were higher average crude oil prices, lower exploration and operating expenses, lower dry hole costs, lower depreciation, depletion and amortization expense, and a lower effective tax rate primarily due to a change in the Thailand foreign exchange rate. These factors were partially offset by lower crude oil sales volumes, primarily in Indonesia, and lower international natural gas prices.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the third quarter and the first nine months of 1999, the hedge program lowered sale realizations for crude oil by $6 million after-tax.

GLOBAL TRADE

The Global Trade segment conducts most of the company's worldwide crude oil, condensate and natural gas trading and marketing activities and is responsible for commodity-specific risk management activities on behalf of most of the company's exploration and production segment. Global Trade also purchases crude oil, condensate and natural gas from certain of the company's royalty owners, joint venture partners and other unaffiliated oil and gas producers for resale. In addition, Global Trade takes pricing positions in hydrocarbon derivative instruments. Global Trade also manages the company's Pipelines business unit, which holds the company's equity interests in affiliated pipeline companies.

                                                                                        For the Three Months     For the Nine Months
                                                                                         Ended September 30       Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Global Trade ................................................................          $ ( 5)     $   3        $ ( 3)      $  13
   Pipelines ...................................................................             13         14           46          44
                                                                                ----------------------------------------------------
     Total .....................................................................              8         17           43          57
Less: special items (net of tax) ...............................................             --         --           --          --
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $   8      $  17        $  43       $  57
                                                                                ====================================================

Adjusted after-tax earnings decreased $9 million in the third quarter of 1999 compared with the same period last year. The decrease was primarily due to lower margins on domestic natural gas trading.

Adjusted after-tax earnings decreased $14 million for the first nine months of 1999 compared with the same period last year. The decrease was primarily due to lower margins on domestic natural gas and crude oil trading.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment supplies geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's current activities also include the operation of power plants in Indonesia and an interest in a gas-fired power plant under construction in Thailand.

                                                                                       For the Three Months      For the Nine Months
                                                                                        Ended September 30        Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss) ......................................................          $   6      $  16        $  21       $  44
Less: special items (net of tax)
    Asset sales (a) ............................................................             --         --          (10)         --
                                                                                ----------------------------------------------------
Adjusted after-tax earnings ....................................................          $   6      $  16        $  31        $ 44
                                                                                ====================================================

(a) Represents  the first quarter sale of a geothermal production operation at The Geysers in Northern California

Adjusted after-tax earnings decreased $10 million in the third quarter of 1999 compared with the same period last year. Lower affiliate earnings, higher foreign exchange losses in Indonesia and the loss of earnings from The Geysers assets in Northern California contributed to the lower results. These factors were partially offset by lower Indonesia receivable provisions.

Adjusted after-tax earnings decreased $13 million in the first nine months of 1999 compared with the first nine months of 1998. This decrease was primarily due to the difference in the recognition of cash received related to the construction of the Salak power plant units 4 through 6, lower affiliate earnings and the loss of earnings from The Geysers assets in Northern California. These factors were partially offset by lower Indonesia receivable provisions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DIVERSIFIED BUSINESS GROUP

The Agricultural Products business unit manufactures, transports and markets nitrogen-based products for agricultural and industrial uses. The Carbon and Minerals business unit manufactures and markets petroleum coke, graphites and specialty minerals.

                                                                                       For the Three Months      For the Nine Months
                                                                                        Ended September 30        Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Agricultural Products .......................................................          $ ( 8)      $ 12        $ ( 2)      $  33
   Carbon and Minerals .........................................................              6        ( 1)          19          19
                                                                                ----------------------------------------------------
   Total .......................................................................            ( 2)        11           17          52
Less: special items (net of tax)
   Kenai plant accident (Agricultural Products).................................             (6)        --          ( 6)         --
   Environmental and litigation provisions (Carbon and Minerals) ...............             --         (2)         ( 3)         (4)
                                                                                ----------------------------------------------------
    Total special items ........................................................            ( 6)        (2)         ( 9)         (4)
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $   4      $  13        $  26       $  56
                                                                                ====================================================

Adjusted after-tax earnings decreased $9 million in the third quarter of 1999 compared with the same period last year. The decrease was primarily due to lower agricultural products prices and lower tax benefits, the effect of which was partially offset by decreased mining costs and increased affiliate earnings.

Adjusted after-tax earnings decreased $30 million in the first nine months of 1999 compared with the first nine months of 1998. This decrease was primarily due to lower agricultural products prices.

CORPORATE AND UNALLOCATED

Corporate and Unallocated includes all unallocated corporate administrative and general items, miscellaneous operations, including real estate, and non-exploration and production new ventures activities. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                                                       For the Three Months      For the Nine Months
                                                                                        Ended September 30        Ended September 30
                                                                                ----------------------------------------------------
Millions of dollars                                                                         1999       1998         1999        1998
------------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)
   Administrative and general expense ..........................................          $ (23)     $ (24)       $ (65)      $ (58)
   Net interest expense ........................................................            (36)       (33)        (101)        (83)
   Environmental and litigation expense ........................................            (12)       (12)         (24)        (75)
   New ventures ................................................................             (4)        (4)          (9)        (16)
   Other .......................................................................            ( 7)         5          (31)         25
                                                                                ----------------------------------------------------
   Total .......................................................................            (82)       (68)        (230)       (207)
Less: special items (net of tax)
    Environmental and litigation provisions ....................................            (10)       ( 8)         (16)        (67)
    Restructuring provision (Other) ............................................             --         --          (11)         --
    Insurance settlement (Other) ...............................................             --         --           --          11
                                                                                ----------------------------------------------------
    Total special items ........................................................            (10)       ( 8)         (27)        (56)
                                                                                ----------------------------------------------------
Adjusted after-tax earnings (loss) .............................................          $ (72)     $ (60)       $(203)      $(151)
                                                                                ====================================================

The adjusted after-tax loss increased by $12 million in the third quarter of 1999 compared with the same period last year. The third quarter of 1998 included a net benefit related to certain tax adjustments, in the Other category. In addition, the third quarter of 1999 had higher interest expense due to lower capitalized interest and increased debt levels.

The adjusted after-tax loss increased by $52 million in the first nine months of 1999 compared with the same period last year. The negative factors included higher interest expense due to lower capitalized interest and increased

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

debt levels, lower pension income and higher employee benefit-related expenses, both in the Other category. The first nine months of 1998 included a net benefit related to certain tax adjustments and higher earnings and dividends from a petroleum industry mutual insurance company, both in the Other category. Those factors were partially offset by lower new ventures expenditures and gains related to miscellaneous asset sales, in the Other category.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first nine months of 1999, net cash flow provided by operating activities was $517 million compared with $711 million in the same period a year ago. This decrease reflects the effects of lower worldwide crude oil and natural gas sales volumes, lower natural gas prices, lower agricultural products prices and reduced earnings from other non-exploration and production businesses. These factors were partially offset by higher worldwide crude oil prices. Working capital and other changes included the effects of increased net foreign income tax payments over refunds, the delivery of crude oil under a 1998 pre-paid forward sale and increased inventories. Working capital changes benefited from the receipt of $120 million in the first quarter of 1999 for a ten-year natural gas pre-paid forward sale and the advance sale of certain domestic trade receivables in the third quarter of 1999.

Proceeds from asset sales for the first nine months of 1999 were $163 million, consisting primarily of $101 million from the sale of the company's interest in a geothermal operation at The Geysers in Northern California, completed in the first quarter, $27 million from the sale of Michigan oil and gas assets and $35 million from the sale of other miscellaneous domestic oil and gas and real estate properties.

Capital expenditures for the first nine months of 1999 totaled $761 million compared with $1,248 million in the same period a year ago. The decrease was primarily due to lower worldwide drilling activities and lower lease acquisitions in the Gulf of Mexico. The company also spent $184 million in the second quarter of 1999 to acquire an approximate 46-percent ownership interest in Northrock Resources Ltd. (Northrock). Total capital expenditures are expected to be approximately $1.17 billion for 1999, excluding the Northrock acquisition. The company will continue to focus on deepwater exploration programs in Indonesia and the Gulf of Mexico.

In the second quarter of 1999, the company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. (Spirit LP), a limited partnership. The fixed-price overrides are subject to economic limitations of production from the affected fields. In exchange for its overriding royalty contributions, valued at $304 million, the company received an initial general partnership interest of approximately 55 percent in Spirit LP. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. The limited partner is entitled to receive a priority allocation of profits and cash distributions.

The company's long-term debt was $2.83 billion at September 30, 1999, compared with $2.56 billion at year-end 1998. Most of this increase reflects the consolidation of the company's investment in Northrock, including its outstanding debt. The company's debt-to-total capitalization ratio was 52 percent at September 30, 1999, compared with 48 percent at year-end 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ENVIRONMENTAL MATTERS

At September 30, 1999, the company's reserves for environmental remediation obligations totaled $247 million, of which $145 million was included in current liabilities. During the third quarter of 1999, cash payments of $30 million were applied against the reserve. The company also estimates that it possibly could incur additional remediation costs aggregating approximately $195 million, as discussed in note 11 to the consolidated financial statements. The company's total environmental reserve amount is grouped into the following five categories:

Reserve Summary
                                                                   September 30,
Millions of dollars                                                   1999
--------------------------------------------------------------------------------
     Superfund and similar sites                                      $ 11
     Former company-operated sites                                      14
     Company facilities sold with retained liabilities                  50
     Inactive or closed company facilities                             125
     Active company facilities                                          47
--------------------------------------------------------------------------------
        Total reserves                                                $247
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

The company's Spirit Energy 76 (Spirit) business unit averaged 729 MMCF per day of net natural gas production in the third quarter of 1999. The company estimates that, because of the current drilling activity and the return to production of key wells after repairs, Spirit's net natural gas production will average approximately 750 MMCF per day in the fourth quarter of 1999.

The company drilled a deepwater well in the Sumatra sub-salt prospect in Garden Banks block 941 in the Gulf of Mexico during the third quarter of 1999. The well encountered mechanical difficulties before reaching its primary objective and has been suspended until next year, when the larger Discoverer Spirit drillship will be delivered and drilling will be resumed. During the third quarter, oil was discovered on the K-2 deepwater well, on Green Canyon block 562 in the Gulf of Mexico, in which the company was participating. The joint interest participants decided to temporarily suspend the well and develop plans for appraisal of the hydrocarbon zone. The company was drilling an appraisal well of the McKinley discovery on Garden Banks block 416 at the end of the third quarter. The company is participating in the drilling of an appraisal well on the Mad Dog discovery which began at the end of the third quarter. The company is currently evaluating the Mirage discovery and no additional drilling is expected this year.

During the third quarter of 1999, the company was the apparent successful high bidder for interests in 15 lease blocks in the western Gulf of Mexico, including seven deepwater blocks and eight shelf blocks. The company has been awarded nine out of the fifteen blocks with the remaining blocks yet to be awarded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The economic situation in Asia, where much of the company's international activity is centered, remained largely unchanged from year-end 1998. The company believes that the governments in the region are committed to undertaking the reforms and restructuring necessary to enable their nations to recover from the downturn.

In Thailand, net natural gas sales are expected to average approximately 600 MMCF per day in the fourth quarter of 1999, as compared with an average of 643 MMCF per day for the third quarter of 1999. Production from the Pailin field in the Gulf of Thailand started in August of 1999 and is currently producing approximately 185 MMCF (gross) per day in the fourth quarter. Unocal Thailand, Ltd., is operator of the Pailin field and holds a 35 percent working interest.

In Myanmar, commercial production from the Yadana field is now expected to begin very late in 1999 or in early 2000.

The company received approvals from Indonesia's national oil company to begin initial development activities on the West Seno and Merah Besar oil and gas fields in the deepwater Kutei Basin, offshore East Kalimantan. Unocal Makassar, Ltd., a wholly owned subsidiary, is operator of the West Seno discovery in the Makassar Strait production-sharing contract (PSC) area and has a 50-percent working interest. The Merah Besar field is located on the Makassar Strait PSC and the East Kalimantan PSC areas. Unocal Indonesia Company, also a wholly owned subsidiary, holds a 100-percent working interest in the East Kalimantan PSC. Development activity is planned in two phases, with phase one production from the West Seno field expected in 2002. With this approval, the two fields now qualify to supply gas for the latest package of LNG sales and natural gas is also available for LPG extraction. In November, the company announced discoveries of oil and gas in the Bangka and Aton prospects in the Rapak PSC area which further confirm the hydrocarbon resource potential of the Kutei Basin deepwater properties. The company has a 60-percent working interest in the Rapak PSC.

The company completed, in October, an exchange of its interest in a subsidiary holding a 28.57 percent stake in three producing fields in Yemen for the stock of two Occidental Petroleum Corporation subsidiaries holding 50-percent working interests in three blocks in northeast Bangladesh. These Bangladesh assets, received by the company in July 1999, include two production sharing contracts in which the company already held 50-percent working interests. In addition, the assets include the Bibiyana gas field, discovered in 1998. The company transferred to Occidental Petroleum Corporation its working interest in the production-sharing contract of the East Shabwa contract area in Yemen in the fourth quarter of 1999.

As of September 30, 1999, the company had a gross receivable balance of approximately $158 million related to its geothermal operations in Indonesia. Approximately $61 million related to Salak electric generating Units 1, 2, and 3 and is due by November 27, 1999, of which $53 million represents past due amounts and accrued interest resulting from partial payments for March 1998 through July 1999. Although invoices have generally not been paid in full, amounts that have been paid have been received in a timely manner per the steam sales contract. The remaining $97 million relates to Salak electric generating Units 4, 5 and 6 which the company has received partial payments for the period of March 1998 through July 1999. Provisions covering a portion of these receivables were recorded in 1998 and 1999. The company is vigorously pursuing collection of the outstanding receivables.

The company, at times, employs a commodity price option program that establishes a price floor, while retaining most of the benefits of higher price movements. This program is designed to protect cash flow and the capital spending program against the effects of severe commodity price deterioration. For the first nine months of 1999, the program resulted in lower realizations for crude oil and natural gas totaling about $16 million after-tax. For the full-year 1999, based on recent NYMEX oil and gas futures prices, the company anticipates this program will lower earnings by approximately $29 million after-tax. This program's results exclude hedging activities by Northrock. In 1999, Northrock's hedging activities are expected to lower the company's share of Northrock's earnings by approximately $3 million after-tax. Most of the company's existing non-trading positions close out in the fourth quarter, with the exception of certain options and fixed-price contracts for Northrock which extend to the year 2004. For more information, refer to note 9 to the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The company adopted two separate restructuring plans in the second quarter of 1999 and the fourth quarter of 1998that will result in the termination of approximately 250 and 475 employees, respectively. For more information, refer to note 15 to the consolidated financial statements. The company expects implementation of the plans to reduce future annualized salaries and benefits by an estimated $32 million after-tax. Cash expenditures related to the plans are estimated to be $19 million and $8 million for the years 1999 and 2000, respectively.

YEAR 2000

The company is essentially complete in addressing the Year 2000 (Y2K) issue for critical systems and applications.

Many existing computer programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these programs could result in system failures with possible material adverse effects on the company's operations at the beginning of the year 2000.

The company's Y2K efforts are divided into three general categories: information technology (IT) systems and applications, non-IT embedded systems in process controls, and its relationships with critical business partners. The company appointed a program manager and assembled various teams of professionals, principally at the business unit level, which developed plans to implement these efforts. The plans established a methodology and schedule to identify, assess, correct and test the company's IT systems, applications, non-IT embedded systems (such as microcontrollers and other devices used for process control), system interfaces with vendors, suppliers, customers and other outside parties, as well as to assess the Y2K readiness of such third parties. The company contracted with systems consulting firms to assist with the assessment, correction and testing of the company's internal systems and their interfaces with third parties. To ensure independent review and validation of the implementation of the company's Y2K plans, internal auditors, assisted by contract auditors, are auditing the Y2K projects of key business units within the company and reporting their findings to senior management.

A company-wide initial awareness campaign was completed in June 1998. The identification, assessment, and planning phases of the internal systems portion of the project have been completed. The company has written and tested business contingency and recovery plans for 99 percent of its "mission critical" systems, applications and processes. These systems, applications and processes, if not operable, could materially adversely impact cash flow, operations, safety or the environment.

The company's Y2K project work includes the writing and updating of existing contingency plans to address material Y2K issues. The company has existing processes for managing emergency situations and intends to have its Crisis Management Center operating at the time of the century rollover to assist with implementing any contingency plans if required.

The company has completed the inventory and assessment of its IT and non-IT embedded systems and detailed planning to correct or work around the anticipated problems in these systems. The remediation/renovation and validation/testing of its IT and non-IT embedded systems were approximately 98 percent complete as of September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following schedule sets forth the company's estimated timetable for achieving Y2K readiness of its IT and embedded systems:

Project Phases                                      Target Completion Dates
------------------------------------------          ------------------------------------------
Worldwide inventory of systems                      Completed
Worldwide assessment                                Completed
Initial plan for corrections/work arounds           Completed
Remediation/renovation                              98% Completed; Finish fourth quarter 1999
Contingency planning                                99% Completed; Finish fourth quarter 1999
Validation/testing                                  98% Completed; Finish fourth quarter 1999
Implementation                                      98% Completed; Finish fourth quarter 1999
Continuous system review                            Ongoing-through first quarter 2000

The company has identified approximately 400 "critical business partners". The overall assessment of the Year 2000 readiness of these partners has been positive. Work in this area will continue and contingency plans will incorporate the possibility of performance failures by multiple critical business partners.

The company estimates the total expenditures on its Y2K project will be approximately $25 million. These expenditures are recorded at the business unit and corporate levels and are funded from cash provided by operating activities. Expenditures as of September 30, 1999, were approximately $21 million. Most of the remaining expenditures are expected to be incurred in the remainder of 1999.

The company is not aware of any IT projects that have been delayed due to the Y2K project.

The Y2K problem is real and there is a risk of Y2K related failures. These failures could result in an interruption in, or a failure of, certain business activities or functions. Such failures could materially and adversely affect the company's results of operations, liquidity or financial condition. Due to the uncertainty surrounding the Y2K problem, including the uncertainty of the Y2K readiness of the company's customers, suppliers, and partners, the company is unable at this time to determine the true impact of the Y2K problem to Unocal. The principal areas of risk are thought to be oil and gas production control systems, other embedded operations control systems and third party Y2K readiness. The company's Y2K project is expected to reduce this uncertainty. The company believes that with the completion of the project as planned, the possibility of significant interruptions of normal operations should be reduced. There can be no assurance, however, that such changes will prove 100 percent effective in resolving all Y2K related issues. Furthermore, there can be no assurance that critical business partners will not experience failures, irrespective of the Y2K readiness representations they may have made. A likely worst case scenario is that despite the company's efforts, there could be failures of control systems, which might cause some processes to be shut down. Such failures could have a material adverse impact on the company's operations. The company is particularly concerned about the status of key critical business partners' Y2K readiness in Indonesia, Bangladesh, Thailand and The Philippines. Their failure due to a Year 2000 problem could prevent Unocal from delivering product and cause a material adverse impact to the company's cash flows.

Future Accounting Changes

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, which delayed the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 required that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends upon the intended use of the instrument and its resulting designation. Unless designated as a hedge, changes in the fair value of a derivative instrument are to be accounted for as gains or losses in the period of change. In the case of certain hedging activities, changes in the fair values of derivative instruments that are effective as hedges, are deferred and reported as part of other comprehensive income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Changes in the fair value of derivative instruments that are not effective as hedges are reported in earnings in the period of the change.

SFAS No. 133 had required companies to adopt its provisions for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 137 delays the effective date to all fiscal quarters of fiscal years beginning after June 15, 2001. The company is planning to adopt SFAS 133 in the first quarter of the year 2001 and is currently evaluating the impact the statement will have on its reporting for derivative instruments and hedging activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk-management strategies, the company uses derivative financial instruments to manage and reduce risks associated with these factors. The company also pursues outright pricing positions in certain hydrocarbon derivative financial instruments, such as futures and options contracts.

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

The company evaluated the potential effect that near-term changes in interest rates would have had on the fair value of its interest-rate risk-sensitive financial instruments at September 30, 1999. Assuming a ten-percent decrease in the company's weighted average borrowing costs at September 30, 1999, the potential increase in the fair value of the company's debt obligations and associated derivative instruments, including the company's net interests in the debt obligations and associated derivative instruments of its subsidiaries, would have been approximately $118 million.

Foreign Exchange Rate Risk - The company conducts business in various parts of the world and in various foreign currencies. To limit the company's foreign currency exchange-rate risk related to operating income, foreign sales agreements generally contain price provisions designed to insulate the company's sales revenues against adverse foreign-currency exchange rates. In most countries, energy products are valued and sold in U.S. dollars and foreign currency operating cost exposures have not been significant. In other countries, the company is paid for product deliveries in local currencies but at prices indexed to the U.S. dollar. These funds, less amounts retained for operating costs, are converted to U.S. dollars as soon as practicable. The company's Canadian subsidiaries are paid in Canadian dollars for crude oil and natural gas sales. Excess Canadian funds generally have been invested in other Unocal foreign operations.

From time to time the company may purchase foreign-currency options or enter into foreign-currency forward contracts to limit the exposure related to its foreign-currency obligations. At September 30, 1999, the company evaluated the effect that near term changes in foreign-exchange rates would have had on the fair value of the company's foreign-currency position related to its outstanding foreign-currency forward contracts. Assuming an adverse change of ten percent in foreign-currency exchange rates at September 30, 1999, the potential decrease in fair value of the company's foreign-currency forward contracts, including the company's net interests in the foreign-currency forward contracts of its subsidiaries, would have been approximately $13 million.

Commodity Price Risk - The company is a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and petroleum-based products and is subject to the associated price risks. The company uses hydrocarbon derivative financial instruments, such as futures contracts, swaps and options generally with maturities of 24 months or less, to mitigate its exposure to commodity price fluctuations. However, these instruments may also limit some of the future gains otherwise available from favorable commodity price movements.

When these instruments are used to hedge the company's future production, the impacts are reflected in the average sales prices of the associated commodities at the time of sale. As a result, the company's reported crude oil and natural gas revenues may be higher or lower than what would have been reported if the company had not employed the use of these instruments. From time to time, the company also enters into longer-term derivative instruments, such as swap contracts, to refloat its long term fixed-price commitments. The company also takes pricing positions in hydrocarbon derivative financial instruments (primarily futures and options contracts).

The company uses a variance-covariance value-at-risk model to assess the market risk of its hydrocarbon-price-sensitive derivative instruments. Value-at-risk represents the potential loss in fair value the company would experience on its hydrocarbon-price-sensitive derivative instruments, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's model is based upon historical data and uses a three-day time interval with a 95-percent confidence level. The model includes offsetting physical positions for hydrocarbon-price-sensitive derivative instruments related to the company's pre-paid crude oil and natural gas forward sales, as well the company's net interests in its subsidiaries' crude oil and natural gas derivative instruments including offsetting physical positions of forward sales contracts to which those contracts relate. Based upon the company's model, the value at risk related to hydrocarbon-price-sensitive derivative financial instruments held for purposes other than trading was approximately $7 million at September 30 (refer to note 9 to the consolidated financial statements for information on pre-tax unrealized losses as of September 30, 1999 relating to hydrocarbon price-sensitive derivative financial instruments held for purposes other than trading). The value at risk related to hydrocarbon-price-sensitive derivative financial instruments held for trading purposes was approximately $1 million at September 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

There is incorporated by reference the information with respect to certain legal proceedings previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K) and in Item 1 of Part II of Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (First Quarter 1999 Form 10-Q) and Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (Second Quarter Form 10-Q), the information regarding environmental remediation reserves in note 10 to the consolidated financial statements in Item 1 of Part I of this report , the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in
Item 2 of Part I, and the information regarding certain legal proceedings and other contingent liabilities in note 11 to the consolidated financial statements. Information with respect to certain recent developments is set forth below:

1. In connection with the Notices of Preliminary Determination of Underpaid Royalties received from the MMS, described in Paragraph 6 of
         Item 3 of the 1998 Form 10-K, in Paragraph 4 of Item 1 of Part II of the First Quarter 1999 Form 10-Q and in Paragraph 3 of Item 1 of Part II of the Second Quarter Form 10-Q, the settlement amount of $7 million was paid by the company in August 1999.

2. In the lawsuits captioned Aguilar, et al. v. Atlantic Richfield, et al. and Gilley, et al. v. Atlantic Richfield, et al., described in Paragraph 7 of Item 3 of the 1998 Form 10-K and in Paragraph 4 of Item 1 of Part II of the Second Quarter Form 10-Q, the Aguilar settlement amount of $3,000,000 was approved by the court and paid by the company in September 1999 and the Gilley settlement amount of $525,000 received the preliminary approval of the court in October 1999.

Certain Environmental Matters Involving Civil Penalties

3. In connection with the company's negotiations with the South Coast Air Quality Management District concerning issues involving the company's former Los Angeles Refinery, described in Paragraph 14 of Item 3 of the 1998 Form 10-K and in Paragraph 7 of Item 1 of Part II of the Second Quarter Form 10-Q, the company settled the past emissions fees issues for an aggregate of $290,000, which was paid in September 1999.

4. On November 2, 1999, the District Attorney for San Joaquin County, California filed a lawsuit against the company and Tosco Corporation (The People of the State of California v. Union Oil Company of California, et al., Superior Court of California, San Joaquin County No. CV009241) alleging that company has failed to take appropriate corrective action with respect to releases from underground fuel storage tanks at six former company service stations in San Joaquin County. The complaint seeks civil penalties as well as an injunction requiring further remedial action and restraining violations of applicable requirements. As of November 12, 1999, the company had not been served with the complaint. The company intends to vigorously contest the allegations of the complaint.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits: The Exhibit Index on page 31 of this report lists the exhibits that are filed as part of this report.

          (b) Reports on Form 8-K:

              Filed during the third quarter of 1999:

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

                    3. Current Report on Form 8-K dated September 29, 1999, and filed September 30, 1999, for the purpose of reporting, under Item 5, the results of wells drilled by the company's Spirit Energy 76 business unit in the Gulf of Mexico.


               Filed during the fourth quarter of 1999 to the date hereof:

                    1. Current Report on Form 8-K dated October 26, 1999, and filed October 29, 1999, for the purpose of reporting, under Item 5, the company's third quarter 1999 earnings and related information.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             UNOCAL CORPORATION
                                             (Registrant)


Dated:  November 12, 1999                    By:   /s/ JOE D. CECIL
                                                ------------------------------
                                                  Joe D. Cecil
                                                  Vice President and Comptroller
                                                  (Duly Authorized Officer
                                                   Principal Accounting Officer)

                                  EXHIBIT INDEX


3. Restated Certificate of Incorporation of Unocal Corporation, dated October 1, 1999.

10. Termination and Employment Agreement and Release, by and between John Imle, Union Oil Company of California and Unocal Corporation, effective as of September 11, 1999.

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the nine months ended September 30, 1999 and 1998.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the nine months ended September 30, 1999 and 1998.

27. Financial data schedule for the period ended September 30, 1999 (included only in the copy of this report filed electronically with the Commission).