Form 10-K
period 1999-12-31
UNOCAL CORP
filed 2000-03-14
CIK 716039

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-K


      [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the fiscal year ended December 31, 1999 or

      [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the transition period from             to
                                        -------------  -----------------
                         Commission file number 1-8483

                               UNOCAL CORPORATION

            (Exact name of registrant as specified in its charter)

     DELAWARE                                             95-3825062
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

     2141 Rosecrans Avenue, Suite 4000, El Segundo, California      90245
               (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code:  (310) 726-7600

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
Common Stock, par value $1.00 per share           New York Stock Exchange

Preferred Share Purchase Rights                   New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 29, 2000 (based upon the average of the high and low prices of these shares reported in the New York Stock Exchange Composite Transactions listing for that date) was approximately $6.4 billion.

Shares of common stock outstanding as of February 29, 2000: 242,616,186

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or about April 12, 2000) are incorporated by reference into Part III.

                               TABLE OF CONTENTS


ITEM (S)                                                PART I                                                          PAGE
 1. and 2.    Business and Properties.........................................................................               1
     3.       Legal Proceedings...............................................................................              18
     4.       Submission of Matters to a Vote of Security Holders.............................................              22
              Executive Officers of the Registrant............................................................              22

                                                       PART II
     5.       Market for Registrant's Common Equity and Related Stockholder Matters...........................              23
     6.       Selected Financial Data.........................................................................              23
     7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........              24
     7A.      Quantitative and Qualitative Disclosures about Market Risk......................................              48
     8.       Financial Statements and Supplementary Data.....................................................              51
     9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............              105


                                                       PART III
     10.      Directors and Executive Officers of the Registrant..............................................             106
     11.      Executive Compensation..........................................................................             106
     12.      Security Ownership of Certain Beneficial Owners and Management..................................             106
     13.      Certain Relationships and Related Transactions..................................................             106


                                                       PART IV
     14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................             107

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

Unocal is one of the world's largest independent oil and gas exploration and production companies, with major activities in Asia and the United States Gulf of Mexico. Unocal is also a leading producer of geothermal energy in Asia, a provider of electrical power and a manufacturer and marketer of nitrogen-based fertilizers, petroleum coke, graphites and specialty minerals. Other activities include project development, ownership in proprietary and common carrier pipelines, the marketing and trading of hydrocarbon commodities and real estate. The company has entered into an agreement to sell its nitrogen-based fertilizer manufacturing and marketing businesses (refer to disposition of non-strategic assets on page 2).

                                STRATEGIC FOCUS

Unocal continued to focus on its strategy of growth through crude oil and natural gas exploration and the pursuit of market-to-resource project developments with the goal of creating value for its stockholders.

The company has actively managed its portfolio of assets by divesting its lower-return or non-strategic assets and re-investing in potentially high-return exploration and production assets primarily in Asia and the Gulf of Mexico. The company is committed to increasing its position in North American natural gas.

The company is focused on sustaining and growing its existing mature businesses in the U.S. and Gulf of Mexico continental shelf, the Gulf of Thailand and the Indonesian East Kalimantan shelf. The intention is to balance the near-term financial returns with the value growth from the company's total portfolio. Near term success in the mature regions will be pursued through application of new technologies, focusing on maintaining the company's low cost structure in drilling and operations and the reduction of general and administrative overhead.

Unocal is looking to create value from its portfolio in four deepwater potential growth areas, which include offshore East Kalimantan, Indonesia, the Gulf of Mexico, offshore Brazil and offshore Gabon in West Africa, while maintaining its capital discipline. These areas have similar geological environments that should allow the company to leverage its expertise in drilling and operating activities.

The company is pursuing value-adding midstream opportunities which include pipeline, terminals, gas storage facilities, LNG receiving facilities and power plants.

The company also has launched a major gas advocacy effort focused on developing markets for the abundant stranded natural gas in countries like Bangladesh, Thailand, Vietnam and Indonesia. The effort will include in-country communications on the economic and environmental benefits of natural gas, development of cross-border energy solutions, focused relationship-building and other steps to accelerate market growth.

                       STRATEGIC MERGERS AND ACQUISITIONS

The company completed several significant transactions in 1999. A Canadian subsidiary of the company acquired an approximate 48 percent controlling interest in Northrock Resources Ltd. (Northrock), a Canadian oil and gas exploration and production company, for approximately $205 million. Northrock is fully consolidated in the company's financial results as of the acquisition date in May 1999. The Northrock transaction was in line with the company's strategy to enhance its North American natural gas position.


During 1999, the company exchanged its interests in the Republic of Yemen for Occidental Petroleum Corporation's interests in Bangladesh. The company now holds 100 percent interests in two Bangladesh Production Sharing Contracts
(PSCs) that cover Blocks 12, 13 and 14 in Northeast Bangladesh. The company previously held 50 percent interests in these PSCs. The company's exchange of its previously held interests in Yemen for a larger stake in Bangladesh demonstrates its strategy to focus on high potential growth areas.

The company completed the trade of its U.S. Rocky Mountain oil and gas assets for an equity interest in Tom Brown, Inc. (Tom Brown), a domestic oil and gas exploration and production company. Tom Brown is focused on the Rocky Mountain area and the company expects the transaction to enhance its North American natural gas position. The company received 5.8 million shares of Tom Brown and $5 million in cash. The shares received represent 16.5 percent of the outstanding common stock of Tom Brown.

In addition to the above mentioned transactions, the company entered into an agreement to merge its oil and gas exploration and production assets in the Permian and San Juan basins, located in West Texas and New Mexico, with Titan Exploration, Inc. (Titan), a domestic exploration and production company, to form a new publicly traded company named Pure Resources, Inc. (Pure Resources). The new company will be focused on the Permian and San Juan Basins. Pure Resources will have approximately 50 million common shares outstanding upon the completion of the merger. Unocal will hold approximately 65 percent, or 32.7 million shares, of the new company. The transaction is expected to be completed during the second quarter of 2000, subject to certain regulatory approvals and approval by Titan stockholders.

                  DISPOSITION OF NON-STRATEGIC COMPANY ASSETS

In 1999, the company sold its interests in a geothermal steam production operation at The Geysers in Northern California. The company received proceeds of $101 million and recorded an after-tax loss of approximately $10 million on the sale.

The company also sold substantially all of its oil and gas assets in Michigan to Quicksilver Resources Inc. (Quicksilver), a domestic oil and gas exploration and production company, for $27 million and 404,381 shares of unregistered common stock of Quicksilver.

In January 2000, the company reached agreement to sell its Agricultural Products business to Agrium Inc. (Agrium), a Canadian-based company, for approximately $325 million and possible future consideration. Under the agreement, Unocal would receive $250 million in cash plus $50 million in newly-issued Agrium convertible preferred securities and $25 million in Agrium common stock at a four percent discount to market. In addition, the agreement provides for participation payments to Unocal if ammonia and urea prices rise above projected levels over the next six years. The transaction is subject to clearance by the U.S. Federal Trade Commission (FTC). On March 3, 2000, the company received a Second Request from the FTC for additional information. Assuming clearance by the FTC, the company expects to complete the transaction in the second quarter of 2000.

                       SEGMENT AND GEOGRAPHIC INFORMATION

Financial information relating to the company's business segments, geographic areas of operations, and sales revenues by classes of products is presented in note 28 to the Consolidated Financial Statements and Selected Financial Data on Pages 89 through 93 and 103, respectively, of this report.

Information regarding oil and gas financial data, oil and gas reserve data and the related present value of future net cash flows from oil and gas operations is presented on pages 96 through 102 of this report. During 1999, certain estimates of underground oil and gas reserves were filed with the Department of Energy under the name of Union Oil. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission.

EXPLORATION AND PRODUCTION

Unocal's primary activities are oil and gas exploration, development and production. This activity is carried out by the company's lower 48 business unit, Spirit Energy 76, and the company's Alaska business unit in the U.S. and by its international operations in over a dozen countries around the world.

In 1999, the company produced approximately 175 thousand barrels of crude oil and condensate per day and 1,836 million cubic feet of natural gas per day primarily from onshore and offshore the U.S. Gulf Coast, in the Gulf of Thailand, and offshore East Kalimantan, Indonesia. Exploration and production operations accounted for approximately 67 percent of Unocal's total assets at December 31, 1999. Approximately 42 percent of the company's exploration and production assets were in the U.S.

Net Proved Reserves at Year End


Estimated net quantities of the company's proved oil and gas reserves at December 31, 1999, including the company's proportionate shares of the reserves of equity affiliates, were as follows:

                                                                      1999       1998       1997
=================================================================================================
Crude oil and condensate - million barrels (a)
        United States                                                  175        182        209
        Far East                                                       193        190        158
        Other International                                            178        158        166
        Equity Affiliates                                                4          2          -
                                                                  -------------------------------
             Worldwide                                                 550        532        533

Natural gas - billion cubic feet (a)(b)
        United States                                                1,665      1,919      2,120
        Far East                                                     4,171      3,955      4,189
        Other International                                            686        226        241
        Equity Affiliates                                               96         22          -
                                                                  -------------------------------
                                                                     6,618      6,122      6,550
             Worldwide

(a)  Includes host countries' shares under certain
      production sharing contracts of:
        Crude oil and condensate - million barrels                      46         52         59
        Natural gas - billion cubic feet                               441        389        444
(b)  Natural gas is reported on a wet-gas basis


At year end 1999, oil and gas proved reserves included minority interest shares of approximately 7 million barrels of oil and 100 billion cubic feet of gas in the U.S. and 18 million barrels of oil and 176 billion cubic feet of gas in Other International.

Net Daily Production


Net quantities of the company's crude oil and condensate, natural gas and natural gas liquid production per day, including the company's proportionate shares of production of equity affiliates, were as follows:




                                                               1999       1998       1997
==========================================================================================
Crude oil and condensate - thousand barrels (a)
        United States                                            67         73         76
        Far East                                                 73         80         95
        Other International                                      35         31         26
------------------------------------------------------------------------------------------
             Worldwide                                          175        184        197

Natural gas - million cubic feet (a) (b)
        United States                                           880        928        993
        Far East                                                847        853        795
        Other International                                     109         45         60
------------------------------------------------------------------------------------------
             Worldwide                                        1,836      1,826      1,848

Natural gas liquids - thousand barrels (c)
        United States                                            13         14         12
        Far East                                                  5          5          6
        Other International                                       1          -          -
------------------------------------------------------------------------------------------
             Worldwide                                           19         19         18

(a)  Includes host countries' shares under certain
      production sharing contracts of:
        Crude oil and condensate - thousand barrels              24         10         28
        Natural gas - million cubic feet                         82         49         28

(b)  Natural gas is reported on a wet gas basis and excludes gas consumed on lease.

(c)  Host country share of natural gas liquids production is insignificant.


Natural Gas Production Available for Sale


Quantities of natural gas production available for sale per day were as follows:

                                                               1999       1998       1997
------------------------------------------------------------------------------------------
Natural gas - million cubic feet
United States                                                   691        758        813
International                                                   865        827        820
------------------------------------------------------------------------------------------
     Worldwide                                                1,556      1,585      1,633

Amounts will differ from production volumes due to host country shares, shrinkage, processing plant retention and volumes produced in Alaska which are used in the company's fertilizer manufacturing facility in Kenai, Alaska.

Oil and Gas Acreage


As of December 31, 1999, the company's holdings of oil and gas rights acreage were as follows:

                                    (Thousands of acres)
                                  ----------------------------------------------
                                    Proved Acreage         Prospective Acreage
                                  --------------------     ---------------------
                                   Gross       Net           Gross       Net
                                  ---------  ---------     ----------  ---------
United States                          851        538          2,760      1,929
Far East                               462        293         31,853     20,677
Other International                    514        235         12,292      6,483
                                  ---------  ---------     ----------  ---------
     Worldwide                       1,827      1,066         46,905     29,089

Producible Oil and Gas Wells


The approximate numbers of producible wells at December 31, 1999 were as follows:

                                           Oil            Gas
                                       ------------   ------------
                                       Gross   Net    Gross   Net
                                       -----  -----   -----  -----
United States                          2,458  1,411     954    592
Far East                                 217    170     757    518
Other International                    1,340    557     499    263
                                       -----   -----   -----  -----
  Worldwide (a)                        4,015  2,138   2,210  1,373


(a) The company had 257 gross and 173 net producible wells with multiple completions.

Drilling in Progress

The numbers of oil and gas wells in progress at December 31, 1999 were as follows:

                                                 Gross   Net
                                                 -----  -----
United States                                      12      9
Far East                                           37     24
Other International                                11      8
                                                 -----    ---
  Worldwide (a) (b)                                60     41


(a) Excludes service wells in progress (1 gross, 1 net).
(b) The company had one waterflood project under development at December 31, 1999.

Net Oil and Gas Wells Completed and Dry Holes


The following table shows the number of net wells drilled to completion by the company:

                                   Productive                       Dry
                           ---------------------------   ---------------------------
                            1999      1998      1997      1999      1998     1997
                           ===========================   ===========================
Exploratory
   United States               15         20       14         8        18         7
   Far East                    23         15        7         9        13        17
   Other International         16          2        1        10         3         1
                           -------   --------  -------   -------   -------  --------
        Worldwide              54         37       22        27        34        25

Development
   United States               63         76       48         4         2         -
   Far East                    71        119      124         -         7         1
   Other International         40         23       64         5         1         6
                           -------   --------  -------   -------   -------  --------
        Worldwide             174        218      236         9        10         7

UNITED STATES - Spirit Energy 76 (Spirit) is Unocal's U.S. lower 48 exploration and production business unit. The business unit is active in exploration, development and production activities in the continental shelf and deepwater areas of the Gulf of Mexico. Spirit also has onshore operations located in Texas, Louisiana, Alabama and New Mexico.

In the second quarter of 2000, the company expects to merge Spirit's properties in the Permian Basin in West Texas and the San Juan Basin in New Mexico with Titan to form Pure Resources. Unocal will have a 65 percent controlling interest in Pure Resources.

Spirit currently holds a 16.5 percent equity interest in Tom Brown, which conducts its activities primarily in Colorado, Utah, Wyoming, New Mexico and Texas. Spirit also holds a 33.8 percent equity interest in Matador Petroleum Corporation, which conducts activities in southeast New Mexico. In 1999, Spirit sold substantially all of its oil and gas assets in Michigan.

The company's Alaska upstream oil and gas operations are currently managed by the Agricultural Products business segment. Most of the natural gas produced by the company's Alaska fields is used for feedstock at the company's fertilizer manufacturing facility in Kenai, Alaska. The sale of natural gas to the fertilizer manufacturing facility in Kenai will continue after the pending sale of the Agricultural Products business segment is completed. The company's Alaskan assets also include working interests in two North Slope fields.

The company holds approximately 1,929 thousand net acres of prospective land in the U.S. Nearly 74 percent of the prospective acreage is located offshore in the Gulf of Mexico. Onshore prospective lands are primarily located in Alaska and Texas.

The company holds approximately 538 thousand net acres of proved lands. Approximately 43 percent of these lands are located offshore in the Gulf of Mexico. Onshore proved acreage is primarily located in Texas, Louisiana, Alaska, Alabama and New Mexico.

In 1999, the company's U.S. crude oil was produced from fields in Alaska (41 percent), the offshore Gulf of Mexico (26 percent), Texas (22 percent), and Louisiana (8 percent). Various other states contributed the remaining amount (3 percent). The company's U.S. natural gas production in 1999 principally came from fields in the offshore Gulf of Mexico (55 percent), Alaska (15 percent), Louisiana (14 percent), Texas (7 percent), and New Mexico (4 percent). Various other states contributed the remaining amount (5 percent).

Unocal has various ownership interests in 11 natural gas processing plants located near major gas fields in the U.S. The company operates 4 of these plants, none of which were 100 percent owned. Ten plants were active in 1999.

Most of the company's U.S. crude oil and natural gas production is sold to the company's Global Trade business segment. A small portion is sold to third parties at spot market prices or under long-term contracts.

Onshore and Gulf of Mexico Shelf

The onshore and Gulf of Mexico shelf areas encompass the mature assets of Spirit. These assets are focused in the Gulf of Mexico shelf, the onshore Gulf of Mexico area (South Louisiana, East Texas and Alabama), the Permian Basin in West Texas and the San Juan Basin in New Mexico.

Spirit's 1999 production included approximately 60 percent from the Gulf of Mexico shelf, 22 percent from onshore the Gulf of Mexico and 16 percent from the Permian and San Juan Basins. The remaining two percent are from Spirit's equity interests holdings.

Spirit has 117 producing properties and 84 exploration blocks in the Gulf of Mexico shelf area. Production is heavily weighted toward natural gas which makes up over 80 percent of the total Gulf of Mexico shelf production.

Spirit focused on growing the value of its mature assets by applying new technology to improve the performance of established fields. Spirit's 100 percent owned Vermilion 39 field, located in the Gulf of Mexico shelf, underwent a redevelopment program during the year that helped the field set a production record. This program allowed production from the 50-year-old field to reach 17,500 barrels of oil equivalent per day (boe/d) at the end of 1999, an increase of approximately 168 percent from the time the redevelopment program began earlier in the year.

Spirit's development and exploration activity during the year generated successes, some of which are highlighted below:

The Shinnecock development well, located in Ship Shoal Block 266, logged 350 net feet of pay and began producing in early 2000 at approximately 1,200 barrels per day (b/d) (gross) of crude oil. Spirit has a 100 percent working interest in the well.

The Cook well, located in Ship Shoal Block 208, logged more than 500 feet of hydrocarbon pay. First production began in early 2000 and is now at over 1,000 b/d (gross). Spirit is the operator with an 86 percent working interest.

The Nesejac wildcat well, located in High Island Block 179, discovered a new reservoir and is expected to begin producing late in the second quarter of 2000 at a rate of 10 to 15 million cubic feet per day (mmcf/d). Spirit holds a 100 percent working interest in the well.

In early 2000, the company logged an additional exploration success. The Muni well, located in Ship Shoal Block 295, logged more than 450 net feet of hydrocarbon pay. The new field is anticipated to deliver first gas production by late 2000 or early 2001 at rates exceeding 100 mmcf/d (gross). Spirit has a 100 percent working interest in this block.

Deepwater Gulf of Mexico

In 1999, Spirit's deepwater efforts continued. The business unit participated in three significant discoveries during the year and drilled five company-operated exploration wells.

A significant discovery was made on the Mad Dog prospect in the early part of 1999. The discovery well, located in Green Canyon Block 826, encountered 300 net feet of primarily crude oil pay. In early 2000, an appraisal well drilled on the Mad Dog prospect in Green Canyon Block 782 encountered 250 feet of oil pay. Further appraisal drilling on the discovery will be required to further define the size and extent of the structure. After evaluation of the appraisal program, work will begin on creating a development plan for the field. Spirit holds a 25 percent non-operating working interest in a 2-1/2 block drilling unit that encompasses most of the Mad Dog structure.

Spirit also participated in an exploratory well that resulted in an oil discovery on the Mirage prospect in Mississippi Canyon Block 941. The well encountered 300 net feet of primarily crude oil pay. Additional drilling will be conducted to evaluate the find. Spirit holds a 25 percent non-operating working interest in the prospect.

Spirit also participated in the K2 exploration well in Green Canyon Block 562 that discovered oil in a high quality reservoir. The joint venture participants decided to temporarily suspend the well and develop plans for appraisal of the hydrocarbon zone and exploration of the deeper objectives. Spirit holds a 50 percent non-operating working interest.

Spirit drilled the South Sierra well in Garden Banks Block 551, the Nag el Madamud well in Mississippi Canyon Block 541, the Bowshock well in Garden Banks Block 460, and the McKinley well in Green Canyon Block 416. Spirit has a 50 percent working interest in each of the prospects where the South Sierra, the Nag el Madamud and the McKinley wells were drilled. Spirit has a 100 percent working interest in the prospect where the Bowshock well was drilled. These four company-operated exploratory wells were deemed dry or non-commercial. The drilling program for these wells achieved an average 51 percent reduction in total well time versus comparable industry wells. Spirit also drilled the Sumatra sub-salt prospect exploratory well in Garden Banks Block 941. The well was temporarily abandoned after it encountered mechanical difficulties before reaching its primary objective. The company believes these difficulties can be overcome by utilizing the larger Discoverer Spirit drillship, scheduled to arrive in mid-2000. Spirit has a 100 percent working interest in the prospect.

In August 1999, the company acquired additional deepwater tracts in U.S. federal lease sales for approximately $7 million. The acquisition of these new blocks increased Spirit's Gulf of Mexico exploratory portfolio in the deepwater to 220 blocks.

INTERNATIONAL - Unocal produces crude oil and natural gas in eight countries outside of the U. S. The company, through its international subsidiaries, currently operates or participates in production operations in Thailand, Indonesia, Canada, The Netherlands, Azerbaijan, Myanmar, Bangladesh and the Democratic Republic of Congo. In 1999, Unocal's international operations accounted for 52 percent of the company's natural gas production and 62 percent of its crude oil production.

International operations also include the company's exploration activities and the development of energy projects primarily in Asia, Latin America and West Africa.

Thailand

The company currently operates 13 producing natural gas and condensate fields in four gas sales contract areas offshore in the Gulf of Thailand. The average net working interest for three of the contract areas is 64 percent, while for the fourth contract area, Pailin, it is 31 percent. The Thailand operation, producing since 1981 has installed 89 platforms in the Gulf of Thailand. The company's newest gas fields, Pailin and Trat, began production in the second half of 1999. The company had 1,065 employees in its Thailand operations at year-end 1999. Approximately 91 percent of these employees were Thai nationals.

Gross natural gas production from Unocal operated fields averaged 995 mmcf/d in 1999. The natural gas is used mainly in power generation, but also in the industrial and transportation sectors and the petrochemical industry. Gross condensate production, which averaged 35,000 b/d in 1999, is used as a blending stock in oil refineries, as a chemical solvent and as a petrochemical feedstock. The company's production supports approximately one third of Thailand's electricity generation.

The company sells all of its natural gas production to the Petroleum Authority of Thailand (PTT) under long-term contracts. The contract prices are based on formulas that allow prices to fluctuate with market prices for crude oil and refined products and are indexed to the U.S. dollar. In 1999, $571 million, or approximately 10 percent, of the company's total external sales and operating revenues were attributable to PTT. The company has typically supplied substantially more natural gas to PTT than the minimum daily contract quantity provision of its sales contracts.

Unocal Thailand strengthened its resource base during 1999 with a successful exploration program. The company drilled 15 exploration wells and recorded 14 successes.

Four new delineation wells further confirmed the commerciality of the Pakarang gas field in the Gulf of Thailand. Pakarang is located in Concession Block 11, north of the Erawan field. The field is covered under an existing gas sales contract with PTT. The company is currently reviewing the new data to determine a plan and schedule for field development. Unocal Thailand, as the operator, has a 71.25 percent working interest.

The company also had discoveries on Blocks 10A and 11A, located in the Pattani Basin in the Gulf of Thailand where the company is operator with a 60 percent net working interest in both blocks. The 10-A-1 discovery well encountered 134 net feet of gas and condensate pay. The well tested 14.8 mmcf/d of natural gas and 250 b/d of condensate. The company drilled a follow-up well on the adjacent Block 10 where Unocal's net working interest is 71.25 percent. The Block 10 Yala-3 discovery well encountered 487 net feet of oil and gas pay. Two tests on the well flowed at a rate of 3,152 b/d of oil and at a rate of more than 18 mmcf/d of natural gas and 485 b/d of condensate. On Block 11A, the discovery well was drilled in the North Trat Graben trend, 12 miles north of the Trat field. The well encountered 180 net feet of gas pay from two zones and flowed at a combined rate of 18 mmcf/d of gas and 675 b/d of condensate. Two additional wells were successfully completed on the adjacent Block 11 to confirm the potential of the new trend. Trat-14 encountered 94 net feet of gas pay and Trat-15 found 104 net feet of gas pay. The company plans to conduct further delineation drilling in 2000.

Unocal Thailand also participated in an exploration well which discovered natural gas and condensate on the Arthit prospect in the Gulf of Thailand. The discovery well, located on Block 15A, is 21 miles northeast of the Bongkot field, which is operated by PTT Exploration and Production Public Company Limited. The well confirmed net pay of 462 feet in 35 gas-bearing zones and tested at a combined daily rate of 41 mmcf/d of natural gas and 1,657 b/d of crude oil from five zones. The successful exploration well increases the prospectivity of the Arthit prospect. Additional exploration wells are planned in 2000. Unocal Thailand holds a 16 percent working interest in the concession area which encompasses three blocks over 1.5 million acres.

Myanmar

The company, through subsidiaries, has an approximate 28 percent non-operating working interest in natural gas production from the Yadana field, offshore Myanmar in the Andaman Sea. The Yadana project includes the Yadana field (four offshore platforms with 14 wells) and a pipeline extending from the offshore field across Myanmar's remote southern panhandle to Ban-I-Tong at the Myanmar-Thailand border.

The gas will be used to fuel a portion of the 2,800-megawatt power plant which is being constructed and operated by the Electric Generating Authority of Thailand (EGAT) at Ratchaburi, located southwest of Bangkok. The gas could eventually be used to fuel other Thailand consumers after completion of a gas pipeline that will connect Ratchaburi to the existing Thailand gas pipeline grid. Production from the Yadana field began in late 1999.

The gas sales agreement with PTT includes a "take-or-pay" provision, which requires PTT to purchase an annual contract quantity of natural gas. Due to the delay in the completion of the Ratchaburi electric generation plant, PTT did not take its contract minimum obligation for 1998. PTT was billed for the 1998 "take-or-pay" obligation, of which the company's share was approximately $13 million. In August 1999, the company's subsidiaries and the other project participants signed a letter agreement with PTT to resolve certain technical issues related to the gas export sales agreement. Under the letter agreement, the company received a reduced amount of approximately $10 million for its share of the 1998 "take-or-pay" settlement. The pre-paid gas will be delivered later to PTT.

In late January 2000, PTT was billed for the 1999 "take-or-pay" obligation, of which the company's share is approximately $65 million. Under the terms of the contract, PTT was obligated to pay this amount by the end of February 2000. The obligation remains outstanding, but the company expects to receive payment.

Indonesia

The company holds varying interests in seven offshore PSC areas. Five of the seven PSC areas, East Kalimantan, Ganal, Sesulu, Rapak and Makassar, are located on the Borneo side of the Makassar Straits and cover more than 4.6 million acres. Two PSC areas, Sangkarang and Lompa, are on the eastern side of the Makassar Straits and cover nearly 4.4 million acres. In addition, the company signed farm-in agreements in 1999 in which it could earn interests in the Bukat and Ambalat PSCs. These two PSC areas are located in the Tarakan Basin offshore Northeast Kalimantan and cover nearly 1.7 million acres. The company had 1,475 employees in its Indonesian operation at year-end 1999. Approximately 93 percent were Indonesian nationals.

Shelf - The company currently operates nine producing oil and gas fields offshore East Kalimantan, including Indonesia's largest offshore oil and gas field, Attaka, which the company discovered in 1970. The company has a 100 percent working interest in eight of the fields, and a 50 percent working interest in the Attaka field. Oil production from its northern fields is processed at the Santan terminal liquid extraction plant and the dry gas is transported by pipelines to a liquefied natural gas (LNG) plant, located nearby at Bontang, East Kalimantan. Dry gas is also transported by pipelines to a fertilizer, ammonia and methanol complex, located north of Bontang, East Kalimantan. LNG is currently sold to Japan, Korea and Taiwan and the extracted liquefied petroleum gas is exported to Japan. Oil and gas from its southern fields are sent to the Unocal operated Lawe-Lawe terminal located onshore south of Balikpapan. The stored oil is either exported by tanker or transported by pipeline to a refinery in Balikpapan owned by Pertamina, the state-owned oil and gas company. The gas is sent by pipeline to the refinery and utilized as fuel.

Company-operated fields averaged gross production of 65 thousand b/d of crude oil and condensate and 343 mmcf/d of gas in 1999. The company plans to drill 10 to 14 shelf exploratory wells offshore East Kalimantan in 2000.

Deepwater - The company has a large acreage position in the Kutei Basin area offshore East Kalimantan, with approximately 2.5 million acres in water depths greater than 1000 feet. Unocal, through various subsidiaries, is operator of the East Kalimantan, Ganal, Sesulu, Rapak and Makassar Strait PSCs. The company holds working interests of 100 percent in the East Kalimantan, 80 percent in the Ganal and Sesulu, 60 percent in the Rapak and 50 percent in the Makassar Strait PSCs.

The company received approvals from Pertamina to begin initial development activities on the West Seno and Merah Besar oil and gas fields in the deepwater Kutei Basin, offshore East Kalimantan. The West Seno field is located in the Makassar Strait PSC area while the Merah Besar field straddles the East Kalimantan PSC and the northern portion of the Makassar Strait PSC areas. Development activity is planned in three phases, with phase one production from the West Seno field expected to begin in 2002. The second phase of development will be to maintain the West Seno production plateau. Finally, the third phase of development will include the Merah Besar field. Oil production from the West Seno field is anticipated to reach 60 thousand b/d in 2003. The two fields qualify to supply gas for the latest package of LNG, LPG and domestic gas sales.

The company had discoveries on the Janaka North, the Bangka and the Aton prospects in the Rapak PSC area in 1999. The Janaka North #1 well, located approximately 3.5 miles northeast and southeast, respectively, of the Merah Besar and West Seno fields, encountered 50 feet of high quality reservoir. The Bangka #2 discovery well, located approximately 9 miles north of the West Seno field, encountered 367 net feet of gas pay. The Aton #3 discovery well, located 5 miles southeast of the Bangka #2 well, encountered 255 feet of high quality reservoir and 80 feet of oil and gas pay. Additional drilling is planned in 2000 to further appraise the Bangka and Aton discoveries.

In late 1999 and early 2000, the company had discoveries on the Gendalo and Gandang prospects in the Ganal PSC area. The Gendalo #1 well, located in similar sands as those found at West Seno, encountered 242 feet of net gas pay. The Gandang #1 well, located approximately 12 miles northeast of the Gendalo well, encountered 136 net feet of gas pay. Additional delineation drilling is anticipated in 2000.

Canada

In 1999, a Canadian subsidiary of the company acquired an approximate 48 percent controlling interest in Northrock for approximately $205 million. Northrock is fully consolidated in the company's financial results as of the acquisition date. The Northrock transaction was in line with the company's strategy to enhance its North American natural gas position.

The company also has interests in the Aitken Creek Gas Storage Project in British Columbia, the Cal Ven Pipeline, and oil and gas producing properties located in Southwest Saskatchewan.

Azerbaijan

Unocal has an approximate ten percent working interest in the Azerbaijan International Operating Company (AIOC) consortium that is developing offshore oil reserves in the Caspian Sea from the Azeri and Chirag fields and the deepwater portions of the Gunashli field. In 1999, the AIOC doubled its average gross oil production to 97,000 b/d. The AIOC has access to two pipelines to export its oil production: a northern pipeline route, which connects in Russia to an existing pipeline system, and a western pipeline route from Baku in Azerbaijan through Georgia. Both of these pipelines connect with ports on the Black Sea.

Bangladesh

The company's involvement in the Bangladesh energy sector includes 100 percent interests in two PSCs. The PSCs cover Blocks 12, 13 and 14, which total more than three million acres. Production from the Jalalabad field on Block 13 began in February 1999. The field, with current gross production of 60 to 100 million cubic feet of gas per day, supplies approximately 12 percent of the country's gas demand. In December 1999, the company discovered the Moulavi Bazar gas field on Block 14. The discovery was Unocal's third major gas field discovered in Bangladesh. The Bibiyana field, a major gas field located on Block 12, was discovered in the summer of 1998.

During 1999, the company exchanged its interest in the Republic of Yemen for Occidental Petroleum Corporation's interests in Bangladesh. The company now holds 100 percent in two Bangladesh PSCs that cover Blocks 12, 13, 14 in Northeast Bangladesh. The company previously held 50 percent interests in those PSCs.

Democratic Republic of Congo

The company has a 17.7 percent non-operating working interest in the rights to explore and produce hydrocarbons in the entire offshore area of the country. Gross production averaged about 18,000 b/d from seven fields in 1999.

The Netherlands

The company has interests in several blocks in the Netherlands sector of the North Sea. Average gross oil production in 1999 was approximately 7,460 b/d and 31 mmcf/d of natural gas. The company is the operator and has an average 70 percent working interest.

Brazil

In 1999, the company led a consortium which successfully bid for Block BM-ES-2. The 593,000-acre offshore deepwater block is located in Brazil's Espirito Santo Basin in water depths of 4,000 to 7,000 feet. The company is the operator with a 40.5 percent working interest.

The company signed a participation agreement for Block BC-9 where it is the operator with a 35 percent working interest. Block BC-9 is 346,000 acres and is located in the Campos Basin, offshore Brazil which accounts for about 75 percent of the country's hydrocarbon production.

The company also farmed into Block BES-2 offshore Brazil. The block covers 630,000 acres and is located in water depths ranging from 1,200 to 4,500 feet. The company is a non-operator and holds a 30 percent working interest. An exploration well is planned in late 2000.

In addition to the above mentioned three blocks, the company signed an agreement in 1998 to develop an existing hydrocarbon accumulation in the Camamu Basin offshore the state of Bahia, Brazil. The agreement covers an adjacent offshore exploration area where at least one well will be drilled. The company holds a 10 percent working interest.

Gabon

Unocal is a member of the Vanco Gabon Group, a consortium of French and U.S. oil and gas exploration companies that has PSCs for two exploration blocks located in deep water offshore Gabon, West Africa. The operator on these blocks has asked the company to be in charge of drilling. A drilling program of four to five exploration wells is expected to start either late this year or in early 2001. The company holds a 25 percent working interest.

Vietnam

The company holds interests in two PSC areas offshore Vietnam. Unocal is the operator and has a 45 percent working interest in Block B and Block 48/95, which covers more than 3.6 million acres. The company had a gas discovery on the Kim Long prospect on Block B in late 1997.

In 1999, the company signed a PSC for exploration of Block 52/97. Block 52/97 is in the northern part of the Malay Basin in approximately 195-230 feet of water and covers more than 500,000 acres. The block is located approximately 330 miles west of Vung Tau, Vietnam, and 160 miles east of Songkhla, Thailand. The company is the operator and has a 70 percent working interest. Block 52/97, which is adjacent to the company's Block B and Block 48/95, had been part of the offshore overlap area between Vietnam and Thailand. The two countries agreed on the delimitation of their shared continental shelf in December 1997, making the area available for exploration.

The company plans to drill two to six exploration and appraisal wells in 2000.

Brunei

Unocal holds an approximate 27 percent working interest in Blocks A and C/D, offshore Brunei. Seismic interpretation and geological evaluation of the prospects in Blocks A and C/D were completed in 1999. A three to six well exploratory program is expected to commence in the second quarter of 2000.

Argentina

Unocal has a 47.5 percent and a 50 percent working interest in Blocks CNQ7 and CNQ7A, respectively, in the Neuquen Basin of Argentina. The company is the operator for Block CNQ7A. The company also has a 50 percent working interest in two offshore blocks in the San Jorge Basin.

Changing political climates and relationships between international oil companies and host governments in the above-mentioned countries and other parts of the world, including changes in posted or tax-reference prices for crude oil, increases in tax rates (sometimes retroactive) and demands for increased participation in the ownership of operations, could lead to changes in the status of Unocal's exploration and production activities in these and other foreign countries during the coming years. In addition, circumstances could arise that may have a material adverse impact on the company's future operations. These circumstances may include, but not be limited to, devaluation of foreign currencies, decreased demand for energy products in areas where the company has operations, civil unrest, increased inflation and any prolonged economic downturns.

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

Global Trade also manages the company's Pipelines business unit. The Pipelines business unit principally includes the company's equity interests in petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S. Included in Unocal's pipeline investments is the Colonial Pipeline Company, in which the company holds a 20.75 percent equity interest. The Colonial Pipeline system runs from Texas to New Jersey and transports a significant portion of all petroleum products consumed in its 13-state market area. Also included is the Unocal Pipeline Company, a wholly-owned subsidiary of Unocal, which holds a 1.36 percent participation interest in the TransAlaska Pipeline System (TAPS). TAPS transports crude oil from the North Slope of Alaska to the port of Valdez in Alaska. In addition, the company holds a 27.75 percent interest in the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile.

                        GEOTHERMAL AND POWER OPERATIONS

Unocal is a producer of geothermal energy, with more than 30 years experience in geothermal resource exploration, reservoir delineation, and management. Unocal also has proven experience in planning, designing, building and operating private power projects and related project finance and economics.

The company operates major geothermal electricity projects at Tiwi and Mak-Ban in the Philippines and Gunung Salak in Indonesia. The company also has a 24 percent equity interest in a gas-fired power plant in Thailand which is scheduled to come on line in the second quarter of 2000.

Philippine Geothermal, Inc. (PGI), Unocal's Philippine subsidiary, is still operating under an interim agreement with the National Power Company of the Philippines (NPC). NPC and PGI are currently negotiating to settle their long-standing contract dispute. These negotiations involve only the Tiwi and Mak-Ban steam fields. In March 1999, the company sold its interests in a geothermal steam production operation at The Geysers in Northern California.

The company's geothermal reserves and operating data are summarized below:

                                                       1999      1998       1997
---------------------------------------------------------------------------------
Net proved geothermal reserves at year end: (a)
   billion kilowatt-hours                               120       157        149
   million equivalent oil barrels                       179       235        223
Net daily production
   million kilowatt-hours                                17        21         18
   thousand equivalent oil barrels                       25        32         27
Net geothermal lands in thousand acres
   proved                                                 9        20         16
   prospective                                          314       338        384
Net producible geothermal wells                          79       287        241
---------------------------------------------------------------------------------

(a)  Includes reserves underlying a service fee arrangement in the Philippines.

                           DIVERSIFIED BUSINESS GROUP

Carbon and Minerals

The Carbon and Minerals business unit produces and markets petroleum coke, graphites and specialty minerals, including lanthanides, molybdenum and niobium.

Green petroleum coke, a by-product of refining operations, is calcined by the company's Chicago Carbon Company subsidiary for use in the production of aluminum and titanium and is also used in other industrial applications. Green coke is also sold in the U.S. and overseas as fuel.

The company owns a 75 percent interest in The Needle Coker Company. The operation produces calcined needle coke at facilities adjacent to the Citgo refinery outside of Chicago. Needle coke is a high quality petroleum coke used to make graphite electrodes for the production of steel in electric arc furnaces.

Through its wholly-owned subsidiary, Poco Graphite, Inc., the company manufactures premium graphite and silicon carbide materials for use in electrodes, semiconductors, biomedical products, and other advanced technologies.

Molycorp, Inc., a wholly-owned subsidiary of the company, mines, produces and markets lanthanide and molybdenum products. Its mines are located in Mountain Pass, California, and Questa, New Mexico. Molycorp also has a 45 percent equity interest in Companhia Brasileira de Metalurgia e Mineracao, a niobium operation in Brazil.

Operations at Molycorp's molybdenum and lanthanide facilities have been partially curtailed. The mining operations are planned to continue at a reduced rate with the mills operating periodically, as deemed necessary, to maintain inventory levels to meet customer demands. This operating plan will continue until Molycorp determines that full operations are appropriate.

Agricultural Products

Unocal, through its wholly owned subsidiaries Alaska Nitrogen Products, LLC
(ANP) and Prodica LLC (Prodica), is a major manufacturer and marketer of nitrogen-based fertilizers serving the Western U.S., Alaska and Southeast Asian markets. In early 2000, Unocal reached agreement to sell ANP and Prodica to Agrium, Inc. The sale, subject to regulatory clearance, is expected to close during the second quarter of 2000 (refer to disposition of non-strategic assets on page 2).

ANP operates a fertilizer manufacturing facility located near Kenai, Alaska. This facility has the capacity of producing 1.3 million tons of ammonia and 1.1 million tons of urea. The primary feedstock for these nitrogen-based fertilizer products is natural gas which is supplied by Unocal's Alaska oil and gas business unit. The ammonia produced by ANP is a feedstock for urea and is also sold to key markets in Southeast Asia. The urea is sold to key markets in Southeast Asia, Mexico and is also transferred to Prodica for either further upgrading or for direct distribution in the Western U.S.

Prodica owns and operates fertilizer manufacturing and marketing facilities in the states of Washington, Oregon and California. Prodica produces ammonia at its Finley, Washington facility with natural gas purchased primarily from Canadian natural gas suppliers. The annual ammonia manufacturing capacity at the Finley plant is 200 thousand tons. Prodica also operates upgrading facilities at Kennewick, Washington, and West Sacramento, California. Prodica markets a wide range of nitrogen-based fertilizer products to customers throughout the Western U.S.

                                  COMPETITION

The energy resource industry is highly competitive around the world. As an independent oil and gas exploration and production company, Unocal competes against integrated companies, independent companies, individual producers, trading companies and operators for finding, developing, producing, transporting, marketing, and trading oil and gas resources. The company believes that it is in a position to compete effectively. Competition occurs in bidding for U.S. prospective leases or international exploration rights, acquisition of geological, geophysical and engineering knowledge, and the cost-efficient exploration, development, production, transportation, and marketing of oil and gas. The future availability of prospective U.S. leases is subject to competing land uses and federal, state and local statutes and policies. The principal factors affecting competition for the energy resource industry are oil and gas sales prices, demand, worldwide production levels, alternative fuels and government and environmental regulations. The company's geothermal and power operations are in competition with producers of other energy resources.

                                   EMPLOYEES

As of December 31, 1999, Unocal, including its subsidiaries, had approximately 7,550 employees, as compared to 7,880 in 1998. Of the total Unocal employees at year-end 1999, 414 were represented by various U.S. labor unions.

                             GOVERNMENT REGULATIONS


Certain interstate crude oil pipeline subsidiaries of Unocal are regulated (as common carriers) by the Federal Energy Regulatory Commission. As a lessee from the U.S. government, Unocal is subject to Department of the Interior regulations covering activities onshore and on the Outer Continental Shelf (OCS). In addition, state regulations impose strict controls on both state-owned and privately-owned lands.

Some federal and state bills would, if enacted, significantly and adversely affect Unocal and the petroleum industry. These include the imposition of additional taxes, land use controls, prohibitions against operating in certain foreign countries and restrictions on development.

Regulations promulgated by the Environmental Protection Agency (EPA), the Department of the Interior, the Department of Energy, the State Department, the Department of Commerce and other government agencies are complex and subject to change. New regulations may be adopted. In addition, certain transactions require clearance from the FTC. The company cannot predict how existing regulations may be interpreted by enforcement agencies or court rulings, whether amendments or additional regulations will be adopted, or what effect such changes may have on its current or future business or financial condition.

                           ENVIRONMENTAL REGULATIONS


Federal, state and local laws and provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection have continued to impact the company's operations. Significant federal legislation applicable to the company's operations includes the following: the Clean Water Act, as amended in 1977; the Clean Air Act, as amended in 1977 and 1990; the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (RCRA), as amended in 1984; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended in 1986; the Toxic Substances Control Act of 1976, as amended in 1986; and the Oil Pollution Act of 1990 and laws governing low level radioactive materials. Various state and local governments
                                     -16-
have adopted or are considering the adoption of similar laws and regulations. The company believes that it can continue to meet the requirements of existing environmental laws and regulations.

The company has been a party to a number of administrative and judicial proceedings under federal, state and local provisions relating to environmental protection. These proceedings include actions for civil penalties or fines for alleged environmental violation, orders to investigate and/or cleanup past environmental contamination under CERCLA or other laws, closure of waste management facilities under RCRA or decommissioning of facilities under radioactive materials licenses, permit proceedings including hearing requests into the issuance or modification of National Pollution Discharge Elimination System (NPDES) permits, requests for temporary variances from air pollution regulations for manufacturing and/or production facilities, and similar matters.

For information regarding the company's environment-related capital expenditures, charges to earnings and possible future environmental exposure, see Item 3 - Legal Proceedings on page 18, the Environmental Matters section of Management's Discussion and Analysis in Item 7 of this report on pages 39 through 41 and notes 18 and 19 to the consolidated financial statements in Item 8 of this report on pages 77 and 78.

ITEM 3 - LEGAL PROCEEDINGS


There is incorporated by reference the information regarding environmental remediation reserves in note 18 to the consolidated financial statements in Item 8 of this report on page 77, the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 7 of this report on pages 39 through 41, and the information regarding certain legal proceedings and other contingent liabilities in note 19 to the consolidated financial statements in Item 8 of this report on pages 77 and 78. Information with respect to certain specific legal proceedings pending or threatened against the company is set forth below:

1. In 1996, Bridas Corporation filed a petition against the company and others in the District Court of Fort Bend County, Texas, alleging that the defendants conspired to and did tortiously interfere with Bridas' rights under agreements with the government of Turkmenistan to develop an oil field and to transport gas from the field to Pakistan. The petition also alleges that the defendants interfered with Bridas' exclusive right to lay a gas pipeline in Afghanistan (Bridas Corporation v. Unocal Corporation, et
                                    --------------------------------------------
     al., Case No. 94144, 268th Judicial District).  Bridas sought compensatory
     ---
     damages, as well as punitive damages, plus interest. Bridas' expert witnesses stated in pre-trial discovery that Bridas' total actual damages for loss of future profits were approximately $1.7 billion. In the alternative, Bridas was expected to seek an award of approximately $430 million with respect to its total expenditures in Turkmenistan.

     In 1998, the court granted the defendants' motion for summary judgment and dismissed the action. In March 1999, Bridas filed a notice of appeal of the dismissal to the Fourteenth Court of Appeal in Houston, Texas, which has scheduled oral argument on the appeal for March 29, 2000.


2. The U.S. Department of Interior Minerals Management Service (MMS) announced in 1996 that it would pursue claims against several oil companies for their alleged underpayment, of royalties for crude oil produced from federal leases in California covering the period from 1980 forward. Since that announcement, the company has received from the MMS three orders to pay additional royalties, penalties and interest, covering periods from January 1980 through April 1996, and totaling in excess of $75 million. The company strenuously disputes the validity of these orders. Appropriate administrative appeals are on-going.

     In January 1999, the company filed an action in the U.S. District
     Court for the Northern District of Oklahoma (Union Oil Company of
                                                  --------------------
     California v. Bruce Babbitt, et al.) seeking a declaratory judgment that
     ------------------------------------
     the applicable statute of limitations bars amounts claimed by the MMS for periods prior to July 22, 1991. The Babbitt case is set for trial on March
                                          -------
     20, 2000.


3. In 1998, the company was served with a lawsuit brought by private plaintiffs on behalf of the U.S. government against the company and numerous other oil companies (United States, ex rel. Johnson v. Shell Oil
                                   --------------------------------------------
     Company et al., in the U.S. District Court for the Eastern District of
     ---------------
     Texas, Lufkin Division). The lawsuit alleges intentional underpayment of royalties for oil produced from federal and Indian land leases in violation of the federal False Claims Act (FCA) from 1986 forward. In February 1999, the U.S. Department of Justice intervened in the lawsuit against the company. The plaintiffs seek recovery of unspecified monetary damages, to be trebled as provided by the FCA, plus attorneys' fees and civil penalties authorized by the act. The lawsuit is scheduled for trial in September 2000. The company believes its royalty payments on federal and Indian land leases have been made correctly. It views the issue of whether federal royalties have been paid in compliance with detailed MMS regulations to be essentially an administrative accounting matter. The company does not believe bringing this proceeding pursuant to the FCA was justified and it is vigorously defending the lawsuit.

4. The company has been named a defendant in two additional FCA proceedings brought by private plaintiffs on behalf of the United States alleging underpayment of royalties on natural gas production from federal and Indian land leases since the mid-1980's. The first action (United States, ex rel.
                                                          ----------------------
     Harrold E. (Gene) Wright v. Amerada Hess Corporation, et al., in the U.S.
     -------------------------------------------------------------
     District Court for the Eastern District of Texas, Lufkin Division) was filed in 1996 against the company and 130 other energy industry companies and seeks damages collectively from all defendants of $3 billion, which, to the extent awarded, would be trebled pursuant to the FCA. Neither the company nor any of the other named defendants has yet been served and the lawsuit remains under seal pending a determination by the U.S. Justice Department of whether to intervene in the case.

     The second action (United States, ex rel. Jack Grynberg v. Unocal, in the
                        ----------------------------------------------
     U.S. District Court for the District of Wyoming) was filed in 1997, as one of 77 separate cases filed by the plaintiff, and seeks damages of approximately $200 million from the company, which, to the extent awarded, would be trebled pursuant to the FCA. In April 1999, the U.S. Department of Justice notified the courts in the Grynberg litigation of its election not
                                        --------
     to intervene in these actions. The company's case was subsequently consolidated with the other 76 lawsuits as MDL-1293, which was assigned to the U.S. District Court of Wyoming for consolidated pre-trial proceedings. The company believes Grynberg's allegations are without merit and is
                          ----------
     vigorously defending the case.


5. The company is a defendant in two lawsuits, filed in 1996 in the U.S. District Court for the Central District of California, by anonymous representatives purportedly on behalf of an alleged class of plaintiffs consisting of residents and former residents of the Tenasserim region of Myanmar allegedly affected by alleged acts of mistreatment and forced labor by the government of Myanmar allegedly in connection with the construction of the Yadana natural gas pipeline, which transports natural gas from fields in the Andaman Sea to Thailand through a pipeline crossing Myanmar

     (John Doe I, et al. v. Unocal Corporation, et al., Case No. CV 96-6959-RAP,
     --------------------------------------------------
     referred to as the "Doe" action; and John Roe III, et al. v. Unocal Inc.
                         ---              -----------------------------------
     [sic], et al., Case No. CV 96-6112-RAP, referred to as the "Roe" action).
     --------------                                              ---
     Other named defendants in the Doe action included the French oil company
                                   ---
     Total S.A., Roger C. Beach, the company's Chairman and Chief Executive Officer, and John F. Imle, the company's former Vice Chairman.

     The complaints contain numerous counts and allege violations of several U.S. and California laws and U.S. treaties. The plaintiffs seek compensatory and punitive damages on behalf of the named plaintiffs, as well as disgorgement of profits. Injunctive and declaratory relief is also requested on behalf of the named plaintiffs and the alleged class to direct the defendants to cease payments to the Myanmar government and to cease participation in the Yadana project.

     In its answers to amended complaints in both actions, the company has denied that it was either properly named as a party or subject to joint venture, partnership or other liability with respect to the Yadana pipeline. In 1998, the court dismissed Total as a defendant from the Doe
                                                                           ---
     action, finding that it lacked jurisdiction over that company. That ruling is currently on appeal. In August 1999, the court denied the plaintiff's motion seeking to certify a class in the Doe action. Thereafter, the
                                              ---
     remaining plaintiffs in the Roe action moved to further amend their
                                 ---
     complaint to add class allegations. In January 2000, the court denied that motion without prejudice to its being asserted later, following the court's ruling on summary judgment motions, which the company has filed in both actions.

6. In 1998, a jury hearing the "Group 5" trial in Judicial Council Coordination Proceedings No. 2967 ("Lockheed Litigation Cases", in the
                                         -------------------------
     California Superior Court for Los Angeles County) awarded approximately $760 million in punitive damages against five defendants, including the company. The company's share of the award was $81.3 million. The defendants supplied petrochemicals to the former Lockheed Corporation "Skunk Works" plant in Burbank, California. The Group 5 trial involved 42 current and former employees of Lockheed who claimed personal injuries as the result of exposure to these chemicals and followed four prior trials of similar claims by other groups of Lockheed employees. In the compensatory damage phase of the trial, the company was found liable to eight plaintiffs for a total of approximately $750,000 as a consequence of its delivery of two drums of naphtha to the plant in 1984. The court subsequently reduced the punitive damages award by 50 percent. The company and the other defendants have appealed the judgment to the California Court of Appeal.

     In February 2000, the California Court of Appeal issued its opinion in the appeal of the earlier "Group 4" trial court judgment, in which it reversed entirely a much smaller punitive damage award and entered judgment in favor of the defendants, including the company, on that issue. Consequently , the company expects that the punitive damage award in the Group 5 case also will be completely reversed by the Court of Appeal.

7.   In 1998, the Attorney General of Hawaii filed an action (Bronster (State of
                                                              ------------------
     Hawaii) v. Unocal, et al., in the U.S. District Court for the District of
     --------------------------
     Hawaii) on behalf of both the people of Hawaii and the state itself against the company and six other major Hawaii oil refiners, two of which have since settled. The second amended complaint, filed in June 1999, alleges that the defendants conspired to restrict the production and fix the price of gasoline and diesel fuel in Hawaii in violation of the federal Sherman Act and various state laws. The state seeks damages from all defendants in an amount exceeding $450 million covering a period starting in 1990, together with civil penalties in excess of $200 million. If liability were established, the company would be jointly and severally liable for any damages awarded. If a Sherman Act violation were found, any damages awarded would be trebled and attorneys' fees and costs would also be awarded. Any such damages would be allocated among the defendants according to their respective market shares.

     The company believes that there is no merit to the Attorney General's claim that there was a conspiracy to fix prices or restrict the supply of gasoline or diesel fuel. Moreover, even if such an agreement did exist among some of the defendants, the company believes that there is no evidence linking it to such an agreement. Further, the company believes that the sale of its marketing and refining assets to Tosco Corporation in March 1997 would be deemed to constitute an effective withdrawal from any alleged conspiracy. Pretrial discovery is continuing.

8.   In 1998, a purported class action was filed (Cal-Tex Citrus Juice, Inc., et
                                                  ------------------------------
     al. v. Unocal, et al., in the California Superior Court for Sacramento
     ----------------------
     County) by direct and indirect purchasers of diesel fuel in the state of California from March 19, 1996, through December 1997, against the company and eight other major California oil refiners. The complaint alleges that the defendants conspired to restrict the production and fix the price of "CARB" diesel fuel in violation of the California Cartwright and Unfair Competition Acts. The total amount of damages sought by the plaintiffs is unknown. If liability were established, the company would be jointly and severally liable for any damages awarded. Any such damages would be trebled if a Cartwright Act violation were found and attorneys' fees and costs would also be recoverable. Fluid recovery and cy pres restitution would be available under the Unfair Competition Act if a violation of that act were found. Any damages awarded would be allocated among the defendants according to their market shares.

     The company believes that there is no merit to the plaintiffs' claim that there was a conspiracy to fix prices or restrict the supply of CARB diesel fuel. Moreover, even if such an agreement did exist among some of the defendants, the company believes that there is no evidence linking it to such an agreement. Further, the company believes that the sale of its marketing and refining assets to Tosco Corporation in March 1997 would be deemed to constitute an effective withdrawal from any alleged conspiracy. Pretrial discovery has commenced.

Certain Environmental Matters Involving Possible Civil Penalties

9.   In 1997, the State of Arizona filed a lawsuit against the company (State of
                                                                        --------
     Arizona v. Union Oil Company of California, Superior Court of Maricopa
     ------------------------------------------
     County, No. CV97-10829) alleging that it has not diligently pursued the investigation of the extent of contamination resulting from a release of petroleum from underground storage tanks at a service station formerly operated by the company in Tempe, Arizona. The state has informed the company that it is seeking civil penalties in excess of $100,000, as well as other consideration.

10. In March 1999, the District Attorney of Yolo County, California, sent the company a pre-filing letter allowing for discussion regarding three past releases of chemicals from the company's West Sacramento agricultural products plant, of which the company had notified the appropriate environmental agencies. In the aggregate, civil penalties concerning these matters could exceed $100,000.

11. In November 1999, the District Attorney for San Joaquin County, California, filed a lawsuit against the company and Tosco Corporation (The People of
                                                                -------------
     the State of California v. Union Oil Company of California, et al.,
     ------------------------------------------------------------------
     Superior Court of California, San Joaquin County No. CV009241) alleging that company has failed to take appropriate corrective action with respect to releases from underground fuel storage tanks at six former company service stations in San Joaquin County. The complaint seeks civil penalties substantially in excess of $100,000, as well as an injunction requiring further remedial action and restraining violations of applicable requirements. As of March 14, 2000, the company had not been served with the complaint.

12. The company's Molycorp, Inc., subsidiary is continuing to negotiate with the Office of the California Attorney General and the Lahontan Regional Water Quality Control Board with respect to the settlement of alleged violations of water quality discharge permits issued under the California Water Code for its Mountain Pass, California, lanthanide facility. The settlement of these matters could result in the payment of civil penalties exceeding $100,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name, age and present
positions with Unocal                          Business experience
-------------------------------------------------------------------------------------------------------------------
ROGER C. BEACH, 63                             Mr. Beach has been Chairman of the Board since 1995 and Chief
Chairman of the Board and Chief                Executive Officer since 1994.  He served as President and Chief
Executive Officer                              Operating Officer from 1992 to 1994.
Director since 1988
Chairman of Executive Committee and
Company Management Committee
-------------------------------------------------------------------------------------------------------------------
TIMOTHY H. LING, 42                            Mr. Ling has been Executive Vice President, North American Energy
Executive Vice President,                      Operations, since March 1999, and Chief Financial Officer since
North American Energy Operations, and Chief    October 1997.  He was a partner of McKinsey & Company, Inc.
Financial Officer                              (McKinsey) from 1994 to October 1997 and an employee of the firm
Director since January 2000                    from 1989 to 1994.  From 1990 to 1997, He was a leader of the
Member of Company Management Committee         McKinsey consulting team working with the company, focusing on development of the company's new corporate strategies and the improvement of the company's asset and growth portfolios.
-------------------------------------------------------------------------------------------------------------------
CHARLES R. WILLIAMSON, 51                      Mr. Williamson has been Executive Vice President, International
Executive Vice President,                      Energy Operations, since March 1999.  He served as Group Vice
International Energy Operations                President, Asia Operations, from February 1998 to March 1999,
Director since January 2000                    having previously served as Group Vice President, International
Member of Company Management                   Operations, since 1996.  He was Vice President, Planning and
Committee                                      Economics, from 1995 to 1996 and served as Vice President,
                                               Technology, from 1992 to 1994.
-------------------------------------------------------------------------------------------------------------------
L. E. (ED) SCOTT, 57                           Mr. Scott has been Group Vice President of the company's
Group Vice President,                          Diversified Business Group since 1994.  From 1990 to 1994, he was
Diversified Business Group                     Vice President, Petroleum Supply and Transportation.
-------------------------------------------------------------------------------------------------------------------
DENNIS P.R. CODON, 51                          Mr. Codon has been Vice President, Chief Legal Officer and General
Vice President, Chief Legal Officer            Counsel since 1992.  He also served as Corporate Secretary from
and General Counsel                            1990 to 1996.
-------------------------------------------------------------------------------------------------------------------
JOE D. CECIL, 51                               Mr. Cecil has been Vice President and Comptroller since December
Vice President and Comptroller                 1997.  From March 1997 to December 1997, he was Comptroller of
                                               International Operations.  He was Comptroller of the 76 Products
                                               Company from 1995 until the sale of the West Coast refining, marketing and transportation assets in March 1997.  From 1994 to
                                               1995, Mr. Cecil was Assistant Comptroller, New Ventures, and from
                                               1992 to 1994, he was Comptroller of the Energy Resources Division.
-------------------------------------------------------------------------------------------------------------------
DOUGLAS M. MILLER, 40                          Mr. Miller was named Vice President, Corporate Development in
Vice President, Corporate Development          January 2000.  From 1998 until 2000 he was General Manager,
                                               Planning and Development, International Energy Operations; from
                                               1996 to 1998, he was Resident Manager, Philippine Geothermal, Inc.;
                                               in 1996 he was General Manager, Planning and Development,
                                               Geothermal and Power Operations; in 1995 he was Manager, Planning
                                               and Valuations, Geothermal Operations.
-------------------------------------------------------------------------------------------------------------------

The bylaws of the company provide that each executive officer shall hold office until the annual organizational meeting of the Board of Directors, to be held May 22, 2000, and until his successor shall be elected and qualified, unless he shall resign or shall be removed or otherwise disqualified to serve.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

----------------------------------------------------------------------------------------------------------------------------------
                                             1999 Quarters                                        1998 Quarters
                         -------------------------------------------------    ----------------------------------------------------
                              1st          2nd         3rd          4th             1st         2nd          3rd          4th
--------------------------------------------------------------------------    ----------------------------------------------------
Market price per share
 of common stock

 - High                   $  37  3/4   $ 46  5/8  $  44  3/8  $ 37 13/16        $  42  1/8   $ 42  1/8   $  38  3/16  $ 37

 - Low                    $  27  1/2   $ 35       $  35       $ 31 11/16        $  33  1/16  $ 34 13/16  $  30  3/16  $ 28  5/16
Cash dividends paid per
share of common stock     $     0.20   $    0.20  $     0.20  $     0.20        $      0.20  $     0.20  $      0.20  $     0.20

Prices in the foregoing table are from the New York Stock Exchange Composite Transactions listing. On February 29, 2000, the high price per share was $26.875 and the low price per share was $26.00.

Unocal common stock is listed for trading on the New York Stock Exchange in the United States, and on the Stock Exchange of Switzerland.

As of February 29, 2000, the approximate number of holders of record of Unocal common stock was 26,794 and the number of shares outstanding was 242,616,186. Unocal's quarterly dividend declared has been $0.20 per common share since the third quarter of 1993. The company has paid a quarterly dividend for 84 consecutive years.


ITEM 6 - SELECTED FINANCIAL DATA:  see page 103.

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


                             CONSOLIDATED RESULTS

                                                                  Years ended December 31
                                                            ------------------------------------
Millions of dollars                                              1999         1998         1997
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Earnings from continuing operations                              $113         $ 93         $615
Earnings from discontinued operations                              24           37            4
Extraordinary item                                                  -            -          (38)
------------------------------------------------------------------------------------------------
     Net earnings                                                $137         $130         $581
------------------------------------------------------------------------------------------------

Continuing operations
---------------------

1999 vs. 1998 - The company's 1999 earnings from continuing operations increased $20 million compared to 1998. The increase resulted from higher worldwide crude oil prices, lower depreciation, depletion, and amortization expense, lower operating expenses and lower exploration expenses. Compared to 1998, the company's worldwide average crude oil prices, including hedging activities, increased by $3.71 per barrel, or 32 percent. These positive factors were partially offset by lower net oil and gas sales volumes, reduced earnings from non-exploration and production businesses and higher net interest expense. The company's corporate hedge program lowered after-tax earnings by $29 million in 1999. Earnings from continuing operations included net after-tax special charges of $36 million for both 1999 and 1998 (special items are detailed on page 28).

1998 vs. 1997 - The company's 1998 earnings from continuing operations decreased $522 million compared to 1997. Earnings from continuing operations included net after-tax special charges of $36 million for 1998 while 1997 included net after-tax special benefits of $154 million. Depressed worldwide average crude oil and natural gas prices contributed to the decrease in earnings. Compared to 1997, the company's worldwide average crude oil prices decreased by $6.04 per barrel, or 34 percent, and its worldwide average natural gas prices decreased by $0.32 per thousand cubic feet, or 14 percent. Also contributing to the decline in earnings were lower U.S. natural gas and crude oil sales volumes, increased U.S. dry hole expense, and higher income taxes in Thailand primarily related to foreign currency fluctuations. Partially offsetting these negative factors was lower worldwide depreciation expense.

Revenues

1999 vs. 1998 - Revenues in 1999 were $6,057 million, an increase of $954 million from 1998. The increase was primarily due to higher worldwide average crude oil prices and increased activities related to the marketing and trading of crude oil and condensate by the company's Global Trade segment. The increase was partially offset by decreased activities related to the marketing and trading of natural gas by Global Trade and lower gains on asset sales. Revenues in 1998 included a global insurance recovery related to past environmental remediation issues of approximately $70 million.

1998 vs. 1997 - Revenues in 1998 were $5,103 million, a decrease of $522 million from 1997. The decrease was primarily due to lower worldwide average crude oil and natural gas prices. Lower U.S. natural gas and crude oil production also contributed to the decline. Partially offsetting the decrease were increased activities related to the marketing and trading of crude oil, condensate and natural gas, increased natural gas production in the Far East, increased crude oil sales in Indonesia, Azerbaijan and Yemen, gains on certain international and U.S. asset sales, and a global insurance recovery related to past environmental remediation issues.

                                                                            1999            1998           1997
=================================================================================================================
NET DAILY PRODUCTION
   Crude oil and condensate - thousand barrels per day (a)
           United States                                                      67              73             76
           International (b)                                                 108             111            121
----------------------------------------------------------------------------------------------------------------
      Worldwide                                                              175             184            197
=================================================================================================================
   Natural gas -million cubic feet per day (a)
           United States                                                     880             928            993
           International (b)                                                 956             898            855
----------------------------------------------------------------------------------------------------------------
      Worldwide                                                            1,836           1,826          1,848
=================================================================================================================
(a)  Includes company's proportionate shares of equity affiliates and 100% of consolidated subsidiaries

(b) Includes host countries' shares of:
      Crude oil and condensate                                                24              10             28
      Natural gas                                                             82              49             28


                                                                            1999            1998           1997
=================================================================================================================
AVERAGE PRICES (a)
   Crude oil - per barrel
           United States                                                 $ 15.17         $ 11.17        $ 17.13
           International                                                   15.54           12.04          18.21
      Worldwide                                                            15.38           11.67          17.71
=================================================================================================================
   Natural gas - per thousand cubic feet
           United States                                                  $ 2.01          $ 1.96         $ 2.36
           International                                                    2.06            2.07           2.30
      Worldwide                                                             2.04            2.01           2.33
=================================================================================================================
(a)  Average prices include hedging gains and losses, but exclude other Global Trade margins.

Costs and Other Deductions

Millions of dollars                                                      1999            1998           1997
-------------------------------------------------------------------------------------------------------------
Pre-tax costs and other deductions:
Crude oil, natural gas and product purchases                          $ 3,299         $ 2,036        $ 2,114
Operating expense                                                         949           1,171          1,186
Selling, administrative and general expense                               135             130            100
Depreciation, depletion and amortization                                  818             849            944
Dry hole costs                                                            148             184            110
Exploration expense                                                       176             203            193
Interest expense                                                          199             177            183
Property and other operating taxes                                         50              52             65


1999 vs. 1998 - Crude oil, natural gas and product purchases expense increased by $1,263 million. This increase was principally due to increased activities related to the marketing and trading of crude oil and condensate by the company's Global Trade segment and higher worldwide crude oil and natural gas prices.

Operating expense decreased by $222 million principally due to lower environmental and litigation provisions and decreased mining related expenses from the Carbon and Minerals business unit.

Selling, administrative and general expense increased $5 million primarily due to lower pension income in 1999 partially offset by lower restructuring expense in 1999.

Depreciation, depletion and amortization expense decreased $31 million. This decrease was primarily due to lower asset impairments and lower domestic crude oil and natural gas production volumes in 1999, partially offset by higher exploratory land provisions in 1999.

Dry hole costs decreased $36 million principally due to a reduction in exploratory drilling activity in the Spirit Energy 76 business unit.

Exploration expense decreased 13 percent principally due to reduced international exploratory activities including geological and geophysical expenditures.

Interest expense increased by $22 million due to higher long term debt, primarily due to the debt consolidated from Northrock Resources Ltd. (Northrock), and lower capitalized interest.

1998 vs. 1997 - Crude oil, natural gas and product purchases expense was lower in 1998 principally due to lower worldwide commodity prices. Partially offsetting this decrease was increased activities related to the marketing and trading of crude oil, condensate, and natural gas by the company's Global Trade segment.

Dry hole costs increased 67 percent from 1997 amount due to the company's expanded exploratory drilling program in 1998, which focused primarily on the onshore Gulf Coast and offshore Gulf of Mexico areas.

Discontinued Operations
-----------------------

                                                                             Years ended December 31
-------------------------------------------------------------------------------------------------------------
Millions of dollars                                                      1999            1998           1997
-------------------------------------------------------------------------------------------------------------
     Agricultural products
          Earnings / (loss) from operations (net of tax)                 $ (1)           $ 37           $ 54
     Refining, marketing and transportation
          Gain / (loss) on disposal (net of tax)                           25               -            (50)
-------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                    $ 24            $ 37           $  4
-------------------------------------------------------------------------------------------------------------

In January 2000, the company reached agreement with Agrium Inc. (Agrium), a Canadian-based company to sell its Agricultural Products business unit; consequently, the earnings results of the Agricultural Products business unit have been classified as discontinued operations. The transaction is subject to clearance by the U.S. Federal Trade Commission (FTC). On March 3, 2000, the company received a Second Request from the FTC for additional information. Assuming clearance by the FTC, the company expects to complete the transaction in the second quarter of 2000.

The Agricultural Products business unit results decreased $38 million from 1998 principally due to lower average sales prices and a $6 million after-tax loss related to an accident at the fertilizer manufacturing facility located near Kenai, Alaska. Earnings in 1998 decreased $17 million from 1997 principally due to lower average sales prices and lower U.S. fertilizer sales volumes.

The results of operations of the Refining, Marketing and Transportation business segment have been classified as discontinued operations since 1996. The sale of the assets was completed in March 1997. In 1999, the company reported a $25 million net gain which included a $32 million after-tax gain from a settlement with the purchaser to resolve certain contingent payment issues related to gasoline margins partially offset by an additional $11 million after-tax charge on the disposal of assets. In 1996, the company had reported a net loss of $420 million and, in 1997, the company had reported an additional $50 million net loss on the disposal of assets. See note 9 to the consolidated financial statements for additional details.

Extraordinary Item
------------------

In 1997, the company recorded a $38 million after-tax charge related to the purchase of approximately $507 million in aggregate principal amount of three of its outstanding issues of debt securities (See note 10 to the consolidated financial statements).

Special Items
-------------

Special items represent certain significant transactions, presented in net earnings, that management determines to be unrelated to or not representative of the company's ongoing operations.

Adjusted after-tax earnings from continuing operations (i.e. earnings from continuing operations before special items) were $149 million, $129 million and $461 million for the years 1999, 1998 and 1997, respectively. Adjusted after-tax earnings, including the operating results of discontinued operations, were $158 million, $166 million and $515 million for the years 1999, 1998 and 1997, respectively.

The following table summarizes the benefits or (charges), on an after-tax basis, from special items included in the company's reported net earnings for the years presented:

                                                                            Years ended December 31
                                                                  -------------------------------------------
Millions of dollars                                                      1999           1998            1997
-------------------------------------------------------------------------------------------------------------
Continuing operations
     Asset sales                                                        $ (10)         $ 120            $ 43
     Asset write-downs                                                    (12)           (65)            (43)
     Bangladesh well blowout                                                -              -              (8)
     Deferred tax adjustments                                               -            (29)            207
     Environmental, litigation and other provisions                       (19)          (101)            (85)
     Insurance benefits related to environmental issues                    16             56               -
     Restructuring costs                                                  (11)           (17)              -
     UNO-VEN restructuring                                                  -              -              40
-------------------------------------------------------------------------------------------------------------
Total special items from continuing operations                            (36)           (36)            154
Discontinued operations
     Agricultural products
          Fertilizer plant accident in Kenai, Alaska                       (6)             -               -
     Refining, marketing and transportation
          Gain (Loss) on disposal                                         (11)             -             (50)
          Tosco settlement net of adjustments                              32              -               -
-------------------------------------------------------------------------------------------------------------
Total special items from discontinued operations                           15              -             (50)
Extraordinary item
     Early extinguishment of debt                                           -              -             (38)
-------------------------------------------------------------------------------------------------------------
Total extraordinary items                                                   -              -             (38)
-------------------------------------------------------------------------------------------------------------
     Total special items                                                $ (21)         $ (36)           $ 66
=============================================================================================================

Restructuring Costs
--------------------

The company adopted a restructuring plan during the second quarter of 1999 that resulted in the accrual of a $11 million after-tax restructuring charge. This amount included the estimated costs of terminating approximately 250 employees. The plan involves the blending of several International and Geothermal organizations, a manpower optimization program in Thailand, cost cutting and efficiency initiatives in the company's Diversified Business and Exploration and Production Technology groups and a company-wide shared resources initiative.
The charge was recorded in aggregate in Corporate and Unallocated.
Approximately $6 million and $4 million of the after-tax charge related to the Exploration and Production and Diversified Businesses segments, respectively.

Approximately 100 of the affected employees were from the company's International operations, 95 were from the Diversified Business group and 55 were from other organizations, including corporate staff. At December 31, 1999, 228 employees had been terminated or had received termination notices as the result of the plan with additional terminations scheduled during early 2000.

The company adopted a restructuring plan during the fourth quarter of 1998 that resulted in the accrual of a $17 million after-tax restructuring charge. This amount included the estimated costs of terminating approximately 475 employees. The plan involves the suspension of mining and manufacturing operations at the Mountain Pass, California, lanthanide facility, a change in mining operations at the Questa, New Mexico, molybdenum facility, the withdrawal from non-strategic activities in Central Asia and a reduction in activities of various business units. The restructuring charge was recorded in aggregate in Corporate and Unallocated. Approximately $4 million and $7 million of the after-tax charge related to the Exploration and Production and Diversified Businesses segments, respectively.

Approximately 240 of the affected employees were from the company's mining operations, 95 were from various exploration and production business units and 140 are support personnel at various locations. At December 31, 1999, 427 employees were terminated or had received termination notices as a result of the plan.

Cash expenditures related to the two restructuring plans are estimated to be $11 million and $2 million in years 2000 and 2001, respectively before taxes. The company expects the plans to reduce annualized salaries and benefits by an estimated $53 million pre-tax. The company expects to fall short of the expected number of terminations from the 1998 and 1999 plans, in total, by approximately 25 employees, however, no material adjustments to the amounts accrued are expected.

                            BUSINESS SEGMENT RESULTS

United States Exploration and Production

Included in this category are Spirit Energy 76 (Spirit) and Alaska oil and gas operations. The Spirit business unit is responsible for oil and gas operations in the Lower 48 U.S., with emphasis on the onshore, continental shelf and deepwater areas of the Gulf of Mexico region and on the Permian Basin in West Texas. A substantial portion of Spirit's crude oil and natural gas production is sold to the company's Global Trade segment. The remainder of the U.S. production is sold under contract to third parties, sold in the spot market or, in the case of Alaska natural gas production, used in the company's Agricultural Products business unit operations.


                                                                          Years ended December 31
                                                                   ---------------------------------------
Millions of dollars                                                      1999          1998          1997
==========================================================================================================
Adjusted after-tax earnings (before special items)
     Spirit Energy 76 (Spirit) (a)                                       $ 50          $  4         $ 220
     Alaska                                                                36            18            60
----------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                         86            22           280
Special items:
     Asset sales (Spirit)                                                   -            14             7
     Asset write-downs (Spirit)                                           (12)          (27)          (41)
     Asset write-downs (Alaska)                                             -           (12)            -
     Litigation provisions/settlements (Spirit)                             7             7             -
     Litigation provisions (Alaska)                                        (5)            -             -
----------------------------------------------------------------------------------------------------------
     Total special items                                                  (10)          (18)          (34)
----------------------------------------------------------------------------------------------------------
After-tax earnings (a)                                                   $ 76          $  4         $ 246
==========================================================================================================
(a)  Includes minority interests of:                                     $(11)         $ (2)        $  (5)


1999 vs. 1998 - After-tax earnings in 1999 increased by $72 million from 1998. This increase was principally due to higher U.S. average crude oil prices and Spirit natural gas prices. The average U.S. crude oil prices, including hedging losses, increased $4.00 per barrel, or 36 percent. Spirit's average natural gas prices, including hedging losses, increased by $0.10 per thousand cubic feet
(MCF), or 5 percent. In addition to the higher commodity prices, dry hole costs and depreciation, depletion and amortization expense were both lower than the previous year. These factors were partially offset by lower U.S. crude oil and natural gas sales volumes. The company's corporate hedge program in 1999 lowered the U.S. exploration and production business unit's after-tax earnings by $19 million. After-tax earnings also included special item net charges of $10 and $18 million in 1999 and 1998, respectively.

1998 vs. 1997 - After-tax earnings decreased by $242 million from 1997. This decrease was primarily due to lower average crude oil and natural gas prices. The average crude oil prices declined $5.96 per barrel, or 35 percent, from 1997 while the average natural gas prices declined $0.39 per MCF, or 17 percent. Additionally, crude oil and natural gas sales volumes declined by an average of 3,000 barrels per day and 66 million cubic feet per day (mmcf/d), respectively. The production declines were principally attributable to the postponement of certain development drilling projects and natural production declines. Dry hole expense increased by $58 million as a result of increased exploratory drilling activity in the Gulf of Mexico. Partially offsetting these negative factors was decreased depreciation expense. After-tax earnings also included special item net charges of $18 and $34 million in 1998 and 1997, respectively.

International Exploration and Production

Unocal's international operations include the company's oil and gas exploration and production activities outside of the U.S. The company operates or participates in production operations in Thailand, Indonesia, Canada, The Netherlands, Azerbaijan, Myanmar, Bangladesh and the Democratic Republic of Congo. International operations also include the company's exploration activities and the development of energy projects primarily in Asia, Latin America and West Africa.

                                                                             Years ended December 31
                                                                      --------------------------------------
Millions of dollars                                                        1999           1998         1997
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)
     Far East                                                             $ 222          $ 215        $ 298
     Other (a)                                                              (12)           (47)         (19)
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                          210            168          279
Special items:
     Asset sales (Other) (b)                                                  -            101          (16)
     Asset write-downs (Other)                                                -             (4)          (2)
     Bangladesh well blowout (Other)                                          -              -           (8)
     Litigation proceeds (Far East)                                           2              -            -
     Deferred tax adjustment (Far East)                                       -            (20)          94
     Deferred tax adjustment (Other)                                          -             (9)           -
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
     Total special items                                                      2             68           68
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
After-tax earnings (a)                                                    $ 212          $ 236        $ 347
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
(a)  Includes minority interests of:                                      $  (5)         $  -         $  -
(b)  The 1998 amount represents gains on the exchange of Canadian assets for common shares and debentures of Tarragon Oil and Gas Limited and the subsequent conversion of the Tarragon securities into cash.


1999 vs. 1998 - After-tax earnings decreased by $24 million from 1998. In 1999, after-tax earnings benefited from higher average crude oil prices, including hedging losses, which increased 29 percent to $15.54 per barrel from $12.04 per barrel in 1998. After-tax earnings benefited from lower income taxes in Thailand primarily related to currency exchange rate fluctuations and lower income tax rates in Indonesia and Myanmar. After-tax earnings benefited from lower exploration expenses principally from decreased geological and geophysical expense in Indonesia, Brunei and Argentina which were partially offset by higher exploration expenses in Brazil and Gabon. The company's corporate hedge program in 1999 lowered the international exploration and production business unit's after-tax earnings by $10 million.

1998 vs. 1997 - After-tax earnings decreased $111 million from 1997 primarily due to lower average prices for crude oil and natural gas. The average crude oil and condensate prices decreased 34 percent to $12.04 per barrel, while the average natural gas prices declined ten percent to $2.07 per mcf. Also contributing to the decrease were higher income taxes in Thailand primarily related to currency exchange rate fluctuations. The decrease was partially offset by higher natural gas sales volumes in Thailand and Indonesia, higher Indonesia crude oil liftings, higher crude oil sales volumes in Azerbaijan and Yemen and lower depreciation expense.

Global Trade

The Global Trade segment conducts most of the company's worldwide crude oil, condensate and natural gas trading and marketing activities and is responsible for commodity-specific risk management activities on behalf of most of the company's exploration and production segment. Global Trade also purchases crude oil, condensate and natural gas from certain of the company's royalty owners, joint venture partners and other unaffiliated oil and gas producers for resale. In addition, Global Trade takes pricing positions in hydrocarbon derivative instruments. Starting in 1999, Global Trade began to manage the company's Pipelines business unit, which holds the company's equity interests in affiliated pipeline companies.

                                                                          Years ended December 31
                                                                   --------------------------------------
Millions of dollars                                                     1999          1998          1997
=========================================================================================================
Adjusted after-tax earnings (before special items)
     Global Trade                                                       $ (2)         $ 21          $ 16
     Pipelines                                                            62            62            59
---------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                        60            83            75
Special items:
     Asset sales (Pipelines)                                               -             5             -
---------------------------------------------------------------------------------------------------------
     Total special items                                                   -             5             -
---------------------------------------------------------------------------------------------------------
After-tax earnings                                                      $ 60          $ 88          $ 75
=========================================================================================================

1999 vs. 1998 - After-tax earnings decreased by $28 million compared to 1998. Global Trade's business unit earnings decreased $23 million primarily due to lower margins on domestic natural gas and crude oil trading. Average gross margins on total natural gas volumes decreased to 1.4 cents per million Btu (MMBtu) under the IFERC index price in 1999. The IFERC index price is a standard price reference point in the natural gas industry that is published in the trade newsletter "Inside FERC". This index price is a combination of prices, at particular locations, for gas sold on the first day of the month and is used as a reference point in negotiating the purchase or sales price of natural gas. Global Trade averaged 1.2 billion cubic feet of gas traded daily in 1999. The Pipelines business unit earned $62 million which was $5 million less than 1998 due to gains on asset sales in 1998.

1998 vs. 1997 - In 1998, net earnings increased by $13 million from 1997. Average gross margins on total natural gas volumes increased to 4.2 cents per MMBtu over the IFERC index price in 1998. Average crude oil gross margins increased three percent over 1997 margins. Total 1998 revenues declined 13 percent from 1997 to $3.06 billion primarily due to lower crude oil and natural gas prices. The pipelines business unit after-tax earnings increased by $8 million compared to 1997 primarily due to gains on asset sales.

Geothermal and Power Operations

This business segment supplies geothermal steam for power generation, with current operations in the Philippines and Indonesia. The segment's activities also include the operation of power plants in Indonesia and an equity interest in a gas-fired power plant in Thailand, scheduled to come on line in the second quarter of 2000.

                                                                                       Years ended December 31
                                                                             -------------------------------------------
Millions of dollars                                                                 1999           1998            1997
========================================================================================================================
Adjusted after-tax earnings (before special items)                                  $ 38           $ 52            $ 16
Special items:
     Asset sales (a)                                                                 (10)             -               -
     Deferred tax adjustment                                                           -              -              10
------------------------------------------------------------------------------------------------------------------------
     Total special items                                                             (10)             -              10
------------------------------------------------------------------------------------------------------------------------
After-tax earnings                                                                  $ 28           $ 52            $ 26
========================================================================================================================
(a)  Represents loss on the sale of a geothermal production operation at The
Geysers in Northern California.


1999 vs. 1998 - After-tax earnings decreased by $24 million from 1998. This decrease was primarily due to the difference in the recognition of a fee earned related to the construction of the Indonesian Gunung Salak power plant units 4 through 6, lower affiliate earnings and the loss of earnings from The Geysers assets in Northern California which were sold early in 1999. Offsetting these negative factors were higher Philippine earnings as a result of lower accounts receivable provisions in 1999.

1998 vs. 1997 - After-tax earnings increased by $26 million over 1997 principally as the result of an increase in power generation and the related sale of electricity from the Indonesian Gunung Salak generating Units 3 through 6, which came on line at various times during the second half of 1997. The increase in 1998 earnings was partially offset by accounts receivable provisions in Indonesia related mostly to the steam sales at Gunung Salak and an accounts receivable write-off in the Philippines. After-tax earnings in 1997 also included $10 million in deferred tax benefit adjustments primarily related to prior year exploration expenses incurred for the Sarulla project in Indonesia.

Diversified Business Group

The business segment is currently made up of the Carbon and Minerals business unit and the Agricultural Products business unit. In January 2000, the company reached an agreement with Agrium to sell its Agricultural Products business unit; consequently, the earnings results of the Agricultural Products business unit have been classified as discontinued operations. The company expects the transaction, subject to regulatory approval, to be completed during the second quarter of 2000 (refer to Discontinued Operations on page 27). The Carbon and Minerals business unit produces and markets petroleum coke, graphites and specialty minerals, including lanthanide, molybdenum and niobium. The Other category includes the company's former equity interest in The UNO-VEN Company (UNO-VEN) prior to its May 1, 1997 restructuring.


                                                                            Years ended December 31
                                                                   -------------------------------------------
Millions of dollars                                                       1999            1998           1997
==============================================================================================================
Adjusted after-tax earnings (before special items)
     Carbon and Minerals (C&M) (a)                                        $ 23           $  25          $  38
     Other                                                                   -               -             (2)
--------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                          23              25             36
Special items:
     Asset sales (C&M)                                                       -               -             41
     Asset write-downs (C&M)                                                 -             (22)             -
     Environmental, litigation and other provisions (C&M)                   (2)            (17)            (7)
     UNO-VEN restructuring (Other)                                           -               -             40
--------------------------------------------------------------------------------------------------------------
     Total special items                                                    (2)            (39)            74
--------------------------------------------------------------------------------------------------------------
After-tax earnings (loss) (a)                                             $ 21           $ (14)         $ 110
==============================================================================================================
(a)  Includes minority interests of:                                      $ (2)          $  (5)         $  (4)

1999 vs. 1998 - After-tax earnings increased by $35 million from 1998. In 1998, the Carbon and Minerals business unit had asset impairments and higher environmental and litigation provisions, related to its lanthanide and molybdenum operations. In 1999, earnings were slightly lower from decreased Needle Coke sales, offset by slightly higher margins in the curtailed molybdenum operations.

1998 vs. 1997 - After-tax earnings decreased by $124 million from 1997. In 1997, the company had a $40 million gain on the sale of its Unocal Hydrocarbon Sales business and a $40 million benefit related to restructuring of UNO-VEN. After-tax earnings in 1998 were also lower due to losses incurred in the company's lanthanide and molybdenum operations. The temporary shutdown of the separations plant and wastewater pipeline at the company's Mountain Pass, California, mining facility was the principal cause. Partial-year results from the Unocal Hydrocarbon Sales business unit before its disposition were also included in 1997.

Corporate and Unallocated

Corporate and Unallocated expense includes general corporate overhead, non-exploration and production new venture activities and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.



                                                                                      Years ended December 31
                                                                           -------------------------------------------
Millions of dollars                                                               1999           1998            1997
======================================================================================================================
Adjusted after-tax earnings effect (before special items)
     Administrative and general expense                                          $ (81)         $ (79)          $ (81)
     Net interest expense                                                         (138)          (113)           (106)
     Environmental and litigation expense                                          (10)           (11)            (13)
     New ventures (non-exploration and production)                                 (14)           (22)            (33)
     Other (a)                                                                     (25)             4               8
----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items)                         (268)          (221)           (225)
Special items:
     Asset sales (Other)                                                             -              -              11
     Environmental and litigation provisions                                       (21)           (91)            (78)
     Deferred tax adjustment (Other)                                                 -              -             103
     Insurance benefits related to environmental issues (Other)                     16             56               -
     Restructuring costs (Other)                                                   (11)           (17)              -
----------------------------------------------------------------------------------------------------------------------
     Total special items                                                           (16)           (52)             36
----------------------------------------------------------------------------------------------------------------------
After-tax earnings effect (a)                                                      $ (284)        $ (273)         $ (189)
======================================================================================================================
(a)  Includes minority interests of:                                               $ 2            $ -             $ -

1999 vs. 1998 - Net interest expense was higher in 1999 due to lower capitalized interest and higher long term debt, primarily due to the consolidation of Northrock's debt. Lower pension income and higher net insurance costs, including lower insurance benefits related to environmental issues, both in the Other category, also contributed to the lower 1999 after-tax earnings effect. The 1998 results included a net benefit related to certain income tax adjustments in the Other category. Those factors were partially offset by lower non-exploration and production new venture expenditures and gains on the sale of real estate properties, in the Other category. In 1998, environmental and litigation provisions were higher principally due to the Avila Beach and Guadalupe remediation projects in California.

1998 vs. 1997 - In 1997, the company reported a $103 million reduction of deferred taxes primarily related to the re-assessment of its exposure for pending federal income tax appeals. The company also reported a $12 million gain on the sale of real estate properties. In 1998, the company had $56 million in benefits primarily related to a global insurance recovery. In 1998, non-exploration and production new venture expenditures decreased from 1997 which was offset by higher interest expense due to higher debt levels.

                              FINANCIAL CONDITION

                                                                               At December 31
                                                                  -----------------------------------------
Millions of dollars                                                      1999           1998          1997
-----------------------------------------------------------------------------------------------------------
 Current ratio                                                          1.0:1          1.0:1         1.3:1
 Total debt and capital leases                                        $ 2,854        $ 2,558       $ 2,170
 Trust convertible preferred securities                                   522            522           522
 Stockholders' equity                                                   2,184          2,202         2,314
 Total capitalization                                                   5,560          5,282         5,006
 Total debt/total capitalization                                          51%            48%           43%
 Floating-rate debt/total debt                                            10%            26%           12%
-----------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities

Cash flows from operating activities, including discontinued operations and working capital and other changes, were $1,026 million in 1999, $1,003 million in 1998, and $1,133 million in 1997.

1999 vs. 1998 - Cash flows from operating activities increased by $23 million in 1999 versus 1998. This increase reflects the effects of higher worldwide crude oil prices, lower operating and exploration expenses partially offset by lower net oil and gas sales volumes, reduced earnings from other non-exploration and production businesses and higher corporate net interest expense. Working capital and other changes in 1999 included the effects of increased net foreign income tax payments over refunds, the increase in accounts receivable from Geothermal related sales in Indonesia and a decrease in environmental, litigation and abandonment related payments. In addition, working capital and other changes included the receipt of approximately $230 million in advance payments under new natural gas and crude oil sales contracts, which were partially offset by the deliveries made in 1999 under a 1998 advance crude oil sale, and approximately $100 million related to the advance sale of certain domestic trade receivables. See notes 17 and 25 to the consolidated financial statements for additional information on the advance sale of trade receivables and the advance natural gas and crude oil sales, respectively.

1998 vs. 1997 - Cash flows from operating activities decreased by $130 million in 1998 versus 1997. This decrease was primarily attributable to the effect of lower crude oil, natural gas and fertilizer product prices and increased receivables in Indonesia. These negative factors were partially offset by lower foreign income tax payments than in 1997, the receipt of a $100 million advance payment for a crude oil sales contract (see note 25 to the consolidated financial statements), and the receipt of $88 million related to insurance settlements and benefits.

Capital Expenditures


                                                                        Estimated              Years ended December 31
                                                                                   --------------------------------------------
Millions of dollars                                                       2000           1999 (a)         1998           1997
------------------------------------------------------------------------------------------------------------------------------
Continuing operations
Exploration and production
   United States                                                         $ 665          $ 558            $ 810          $ 367
   International                                                           538            550              762            801
------------------------------------------------------------------------------------------------------------------------------
   Total exploration and production                                      1,203          1,108            1,572          1,168
Global trade                                                                 -              3                -              -
Pipelines                                                                   32              7               28             11
Geothermal and power operations                                             28             13               26            102
Carbon and minerals                                                         16             12               42             30
Corporate and unallocated                                                    7             18               28             49
------------------------------------------------------------------------------------------------------------------------------
  Total from continuing operations                                     $ 1,286        $ 1,161          $ 1,696        $ 1,360
------------------------------------------------------------------------------------------------------------------------------
Discontinued operations
   Agricultural products                                                     3             10                8             18
------------------------------------------------------------------------------------------------------------------------------
      Total capital expenditures                                       $ 1,289        $ 1,171          $ 1,704        $ 1,378
------------------------------------------------------------------------------------------------------------------------------

(a) Excludes $205 million for the acquisition of an interest in Northrock Resources Ltd.

Forecasted 2000 capital expenditures for the company are expected to increase approximately $118 million from 1999 levels. The increase is primarily due to expenditures related to new consolidated subsidiaries of the exploration and production segment. Northrock, in the International Exploration and Production business segment, and the proposed Pure Resources, Inc. (Pure Resources) transaction, in the U.S. Exploration and Production business segment, make up the majority of the forecasted increase. The company's capital spending plans are reviewed and adjusted periodically depending on current economic conditions.

1999 vs. 1998 - Capital expenditures decreased by 31 percent from 1998. The decrease was primarily due to lower lease acquisitions in the Gulf of Mexico and decreased drilling activities worldwide.

1998 vs. 1997 - Capital expenditures increased by 24 percent from 1997. The increase was primarily due to increased drilling activities and lease acquisitions in the Gulf of Mexico partially offset by lower Geothermal related expenditures.

Acquisitions

In 1999, a Canadian subsidiary of the company acquired an approximate 48 percent controlling interest in Northrock, a Canadian oil and gas exploration and production company, for approximately $205 million. Northrock is fully consolidated in the company's financial results as of the acquisition date in May 1999.

Asset Sale Proceeds

In 1999, pre-tax proceeds from asset sales, including discontinued operations, were $238 million. The pre-tax proceeds consisted of $101 million from the sale of the company's interest in a geothermal production operation at The Geysers in Northern California, $77 million from the sale of surplus real estate properties and $29 million from the sale of certain oil and gas properties. Pre-tax proceeds also included $31 million received from Tosco Corporation associated with a participation agreement involving certain gasoline margins related to the sale of the company's former West Coast refining, marketing and transportation assets (see note 4 to the consolidated financial statements).

In 1998, the company realized $435 million in pre-tax proceeds from sales of assets which consisted of $261 million from the sales of the company's investment in the common stock of Tarragon Oil and Gas, Limited, $52 million from the sale of the company's interest in the Alliance Pipeline project, $34 million from the sale of Oklahoma oil and gas properties, $41 million from the sale of other U.S. oil and gas assets, and $47 million from the sale of real estate and other assets.

In 1997, the company realized $1,889 million in pre-tax proceeds from asset sales. The sale of the company's West Coast refining, marketing and transportation assets contributed $1,789 million (see note 4 to the consolidated financial statements). The remaining proceeds consisted of $29 million from the sale of real estate properties, $29 million from the sale of certain oil and gas properties, $25 million from the sale of Unocal Hydrocarbon Sales and $17 million from the sale of miscellaneous corporate assets and pipeline interests.

Long-term Debt

The company's long-term debt at year-end 1999, including the current portion, increased by $296 million from $2.558 to $2.854 billion. The increase included new borrowings of $350 million in 7.50 percent debentures due February 15, 2029, $350 million in 7.35 percent notes due June 15, 2009 and an increase of $65 million to the company's outstanding balance of commercial paper. These proceeds were used to refinance scheduled long-term debt maturities of $166 million in medium-term notes, to retire $490 million outstanding under the company's $1.0 billion Bank Credit Agreement and for general corporate purposes. The long-term debt level at year-end 1999 also included $185 million for Northrock's consolidated debt. The company also borrowed $11 million in 1999 under the limited recourse financing of its several share of the Early Oil Project in Azerbaijan bringing its outstanding balance to $55 million. This borrowing bears interest at a margin above London Interbank Offered Rates (LIBOR).

The company's debt at year-end 1998, including the current portion, increased by 18 percent from 1997. The increase included $550 million borrowed under the company's $1.0 billion Bank Credit Agreement, $200 million from the issuance of
7.0 percent debentures due May 1, 2028, and $100 million from the issuance of
6.50 percent notes due May 1, 2008. The proceeds of the new borrowings were primarily used to refinance scheduled long-term debt maturities, retire $160 million outstanding under a $250 million revolving credit facility, and for general corporate purposes. The revolving credit facility had been established in 1993 for the purpose of funding certain oil and gas developments in Thailand. In February 1999, the revolving credit facility was terminated.

Other Financing Activities

During 1999, the company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. (Spirit LP), a limited partnership. The fixed-price overrides are subject to economic limitations of production from the affected fields. In exchange for its overriding royalty contributions, valued at $304 million, the company received an initial general partnership interest of approximately 55 percent in Spirit LP. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. The limited partner is entitled to receive a priority allocation of profits and cash distributions.

During 1998 and 1997, the company repurchased 1,360,678 and 9,262,100 shares, respectively, of its common stock at a cost of approximately $411 million, primarily with proceeds received from the sale of its West Coast refining, marketing and transportation assets in 1997 (see note 4 to the consolidated financial statements).

The company expects cash generated from operating activities, asset sales, and cash on hand to be sufficient to cover its operating requirements, capital spending and dividend payments in 2000. The company has substantial borrowing capacity to meet unanticipated cash requirements. At December 31, 1999, the company had $940 million of undrawn credit facilities available with major banks in addition to the balance remaining under its universal shelf registration statement.

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

                                                            Estimated          Years Ended December 31
                                                                    ---------------------------------------------
Millions of dollars                                            2000          1999           1998            1997
-----------------------------------------------------------------------------------------------------------------
Environment-related capital expenditures
     Continuing operations                                     $  13         $  11          $  10           $  35
     Discontinued operations                                       -             1              1              21

Environment-related capital expenditures include additions and modifications to company facilities to mitigate and/or eliminate emissions and waste generation. Most of these capital expenditures are required to comply with federal, state and local laws and regulations.

Amounts recorded for environment-related expenses were approximately $70 million in 1999, $200 million in 1998 and $180 million in 1997. Environmental expenses include provisions for remediation and operating, maintenance and administrative expenses that were identified during the company's ongoing review of its environmental obligations. The higher expenses in 1998 were due primarily to provisions for remediation costs for the Guadalupe, Avila Beach and Mountain Pass sites in California.

At December 31, 1999, the company's reserve for environmental remediation obligations totaled $202 million, of which $100 million was included in current liabilities. The total amount is grouped into the following five categories.

                                                                                Year end
Millions of dollars                                                               1999
-----------------------------------------------------------------------------------------
             Superfund and similar sites                                            $   9
             Former company-operated sites                                             10
             Company facilities sold with
                  retained liabilities                                                 44
             Inactive or closed company facilities                                     95
             Active company facilities                                                 44
                  Total reserves                                                    $ 202
-----------------------------------------------------------------------------------------

Superfund and similar sites - At year end 1999, Unocal had received notification from the U.S. Environmental Protection Agency that the company may be a potentially responsible party (PRP) at 33 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 39 other similar PRP sites that may require investigation and remediation. Of the total, the company has denied responsibility at six sites and at another six sites the company's liability, although unquantified, appears to be de minimis. The total also includes 25 sites, which are under investigation or litigation, for which the company's potential liability is not presently determinable. At another three sites, the company has made settlement payments and is in the final process of resolving its liabilities. Of the remaining 32 sites, where probable costs can be estimated, reserves of $9 million have been established for future remediation and settlement costs.

These 72 sites exclude 79 sites where the company's liability has been settled, or where the company has no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

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

Former company-operated sites - Reserves of $10 million have been established for this category of sites. Included are service stations sites, oil and gas fields and a refinery in Heath, Ohio, that were previously operated by the company.

Company facilities sold with retained liabilities - This category has reserves of $44 million for environmental liabilities related to former company businesses that have been sold. Included are the company's former West Coast refining, marketing and transportation assets sold to Tosco Corporation in March 1997. Also included are auto/truckstop facilities, a former mine site in Wyoming, industrial chemical and polymer sites and agricultural chemical sites.

In each sale, the company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The reserves represent presently estimated future costs for investigation/feasibility studies and identified remediation work as a result of claims made by buyers of the properties.

Inactive or closed company facilities - Reserves of $95 million have been established for these types of facilities. The major sites in this category are the Guadalupe and Avila Beach sites and oil and gas properties in California's Santa Maria Valley. Also included in this category is the former Beaumont refinery in Texas and a tank farm site in San Luis Obispo, California.

Active company facilities - The company has provided $44 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. Also included in this category are the Questa molybdenum mine in New Mexico and the Mountain Pass, California, lanthanide facility, both operated by the company's Molycorp, Inc. (Molycorp) subsidiary.

The company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended, the Resource Conservation and Recovery Act (RCRA) and laws governing low level radioactive materials. Under these laws, the company is subject to possible obligations to remove or mitigate the environmental effects of the disposal or release of certain chemical and petroleum and radioactive substances at various sites. Corrective investigations and actions pursuant to RCRA are being performed at the company's Beaumont facility, the company's closed shale oil project and the company's Washington, Pennsylvania, molybdenum roasting facility. In addition, the company is required to decommission its Washington and York facilities in Pennsylvania pursuant to the terms of their respective radioactive Source Materials Licenses and decommissioning plans. The company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities and for decommissioning costs at facilities that are under radioactive Source Materials Licenses. Because these costs will be incurred at different times and over a period of many years, the company believes that these obligations are not likely to have a material adverse effect on the company's results of operations or financial condition.

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

The company has estimated, to the extent that it was able to do so, that it could incur approximately $200 million of additional costs in excess of the $202 million accrued at December 31, 1999. The amount of such possible additional costs reflects, in most cases, the high end of the range of costs of feasible alternatives identified by the company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because at a large number of sites the company is not yet in a position to estimate all, or in some cases any possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, in some cases, substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods, and other actions by government agencies and private parties. See notes 18 and 19 to the consolidated financial statements for additional information.

                           FUTURE ACCOUNTING CHANGES


In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("FAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". FAS No. 133 required that companies recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
The accounting for changes in the fair value of a derivative instrument depends upon the intended use of the instrument and its resulting designation. Unless designated as a hedge, changes in the fair value of a derivative instrument are to be accounted for as gains or losses in the period of change. In the case of certain hedging activities, changes in the fair values of derivative instruments that are effective as hedges, are deferred and reported as part of other comprehensive income.

FAS 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company is planning to adopt the statement in the first quarter of the year 2001 and is currently evaluating the impact the statement will have on its reporting for derivative instruments and hedging activities.

                                YEAR 2000 ISSUE


The company has completed addressing the Year 2000 (Y2K) issue for critical systems and applications and transitioned from 1999 to the year 2000 with no major problems reported on any critical systems.

Many existing computer programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these programs could have resulted in system failures with possible material adverse effects on the company's operations at the beginning of the year 2000.

The company's Y2K efforts were divided into three general categories: information technology (IT) systems and applications, non-IT embedded systems in process controls, and its relationships with critical business partners. The company appointed a program manager and assembled various teams of professionals, principally at the business unit level, which developed plans to implement these efforts. The plans established a methodology and schedule to identify, assess, correct and test the company's IT systems, applications, non-IT embedded systems (such as microcontrollers and other devices used for process control), system interfaces with vendors, suppliers, customers and other outside parties, as well as to assess the Y2K readiness of such third parties. The company contracted with systems consulting firms to assist with the assessment, correction and testing of the company's internal systems and their interfaces with third parties. To ensure independent review and validation of the implementation of the company's Y2K plans, internal auditors, assisted by contract auditors, audited the Y2K projects of key business units within the company and reported their findings to senior management.

A company-wide initial awareness campaign was completed in June 1998. The identification, assessment, and planning phases of the internal systems portion of the project have been completed. The company has written and tested business contingency and recovery plans for all of its "mission critical" systems, applications and processes. These systems, applications and processes, if not operable, could have materially adversely impacted cash flow, operations, safety or the environment.

The company has existing processes for managing emergency situations and had its Crisis Management Center operating at the time of the century rollover to assist with implementing any contingency plans if required.

The company identified approximately 400 "critical business partners". None of these critical partners had any Year 2000 problems that impacted Unocal in a significant way.

The company's total expenditures on its Y2K project were approximately $25 million. These expenditures were recorded at the business unit and corporate levels and were funded from cash provided by operating activities.

                                    OUTLOOK

The company will focus on striking the right balance going forward between near-term returns and long-term value added growth from its exploration portfolio. The company intends to accomplish this by maintaining strict discipline on its capital spending. The capital program in 2000 will focus on key production areas of its sustaining businesses plus exploration in four of the most prospective deepwater basins in the world. In total, more than 90 percent of the capital spending plan focuses on oil and gas exploration and production projects. The company also will manage closely its operating costs while reducing administrative costs. This will help the company keep its balance sheet strong for maximum financial flexibility.

Based on established discoveries with signed production contracts or approved plans of development, the company believes it will achieve an annual production growth rate above 7 percent over the next five years on a barrels-of-oil-equivalent basis.

The company expects continued production strength from its Spirit business unit in 2000 due to increased development activities and exploration success resulting from higher capital spending in the last six months of 1999. In addition, the company is planning to step-up its exploration program on the Shelf area in the Gulf of Mexico, with 20 to 25 wells in the year 2000. In the second half of 2000, the company plans to drill two to three deepwater wildcat wells in the Gulf of Mexico, with the arrival of the Discoverer Spirit drillship. The focus will be on the Subsalt / Fold belt trend area. The drillship has a minimum daily rate of $204,000 for five years.

The company entered into an agreement to merge its oil and gas exploration and production assets in the Permian and San Juan basins, located in West Texas and New Mexico, with Titan Exploration, Inc. (Titan), a domestic exploration and production company, to form a new publicly traded company named Pure Resources, which will be focused on the Permian and San Juan basins. Unocal will hold 65 percent of the new company. The transaction is expected to be completed during the second quarter of 2000, subject to certain regulatory approvals and approval by Titan stockholders.

The economic situation in Asia, where most of the company's international activity is centered, began to improve from the previous years downturn. In Thailand, electricity demand began a steady rebound starting in July 1999, with power consumption running above 1998 levels on a month-to-month basis. In Indonesia, the economic situation remains largely unchanged. The company believes that the governments in the region are committed to undertaking the reforms and restructuring necessary to enable their nations to continue or start their recoveries from the downturn.

Thailand operations have continued their strong performance despite the Asian economic downturn. Gas demand has remained firm as Thailand continues to convert power plants that use imported fuel oil to power plants that use indigenous natural gas. The company anticipates domestic growth in natural gas consumption to increase in 2000 between 10 and 20 percent over 1999. The company expects to maintain the same production levels in 2000 as in 1999 in its Thailand operation. The natural gas sales price in 2000 is expected to be about $2.07 per mcf, six percent higher than 1999. The company plans to drill eight to 11 exploration wells in the Gulf of Thailand in 2000.

In Myanmar, the Yadana field began production in early 2000. In late January 2000, PTT was billed for the 1999 "take-or-pay" obligation, of which the company's share is approximately $65 million. Under the terms of the contract, PTT was obligated to pay this amount by the end of February 2000. The obligation remains outstanding, but the company expects to receive payment. Yadana's gas production is expected to increase to 525 mmcf/d by late 2001. The company, through its subsidiaries, holds an approximate 28 percent non-operating working interest.

In Indonesia, the company made deepwater discoveries offshore East Kalimantan, in late 1999 and early 2000, on the Gendalo and Gangdang prospects in the Ganal PSC area. The company plans to drill nine to 12 deepwater wells and 10 to 14 shelf exploration wells in 2000. The company received approval from Pertamina, the state oil company, for its development plans for the deepwater West Seno and Merah Besar fields. The company expects to start production from West Seno in 2002.

In Brazil, the company expects to participate in its first exploration well offshore in Block BES-2 in late 2000. In Gabon, the operator has asked the company to take charge of drilling and the company expects to start the first offshore well late this year or early in 2001.

As of December 31, 1999, the company had a gross receivable balance of approximately $182 million related to its geothermal operations in Indonesia. Approximately $71 million which was related to Gunung Salak electric generating Units 1, 2, and 3, of which $68 million represents past due amounts and accrued interest resulting from partial payments for March 1998 through December 1999. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $111 million primarily relates to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables were recorded in 1998 and 1999. The company is vigorously pursuing collection of the outstanding receivables.

Operations at the company's molybdenum and lanthanide facilities, part of the Carbon and Minerals business unit, have been curtailed partially. The mining operations are planned to continue at a reduced rate with the mills operating periodically, as deemed necessary, to maintain inventory levels to meet customer demands. This operating plan will continue until it is determined that full operations are appropriate.

In 2000, the company will continue to make progress in its remediation efforts at various sites. For remediation work that will be performed in 2000, which is included in the company's environmental reserve, the amount of cash expenditures is expected to be approximately $100 million.

In January 2000, the company reached agreement to sell its Agricultural Products business to Agrium, a Canadian-based company for approximately $325 million and possible future consideration. Under the agreement, Unocal would receive $250 million in cash plus $50 million in newly-issued Agrium convertible preferred securities and $25 million in Agrium common stock at a four percent discount to market. In addition, the agreement provides for participation payments to Unocal if ammonia and urea prices rise above projected levels over the next six years. The sale is subject to certain regulatory clearance and the company expects the transaction to be completed in the second quarter of 2000 (refer to discontinued operations on page 27).

In February 2000, the company adopted a restructuring plan that will result in the accrual of a $11 million after-tax restructuring charge to be reflected in the company's first quarter of 2000 results. This amount includes the estimated costs of terminating approximately 195 employees. The plan involves the simplifying of the organizational structure to align it with our portfolio requirements and business needs. Cash expenditures related to the restructuring plan are estimated to be $14 million and $5 million in the years 2000 and 2001, respectively, before taxes. The company expects the plan to reduce future annualized salaries and benefits by an estimated $22 million pre-tax.

The company has been granted five U.S. patents since 1992 covering reformulated motor gasolines. The first of these patents was challenged by the six major California refiners in the U.S. District Court for the Central District of California. Following a 1997 trial, the company prevailed and was awarded 5.75 cents per infringing gallon of motor gasoline for the period from March through July 1996. Including interest, the five-months award is in excess of $95 million. The trial court judgement was appealed by the other companies to the U.S. Federal Circuit Court of Appeals. The appeal was argued in July 1999 and a decision is pending.

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

While such forward-looking statements are made in good faith, forward-looking statements and their underlying assumptions are by their nature subject to certain risks and uncertainties and their outcomes will be influenced by various operating, market, economic, competitive, credit, environmental, legal and political factors. Certain of such factors, set forth elsewhere in this report, are important factors that could cause actual results to differ materially from those expressed in the forward-looking statements. See the discussions of the risks to the completion of the proposed merger involving the company's exploration and production assets in the Permian and San Juan Basins under "Strategic Mergers and Acquisitions" on page 2, under "Outlook" on p. 43, and in note 19 to the consolidated financial statements on page 78; the discussions of the risk to the completion of company's proposed sale of its Agricultural Products business under "Disposition of Non-Strategic Company Assets" on page 2, under "Consolidated Results--Discontinued Operations" on page 27 and in note
9 to the consolidated financial statements on page 67; the discussions of the outstanding "take-or-pay" obligation for 1999 due from PTT under "Exploration and Production--International--Myanmar" on page 10 and under "Outlook" on page 43; the discussion of risks in the last paragraph under "Exploration and Production--International" on page 13; the discussion of the effort by the company's Philippine Geothermal, Inc., subsidiary to settle a contract dispute under "Geothermal and Power Operations" on page 14; the discussions under "Competition" on page 16, "Government Regulations" on page 16 and "Environmental Regulations" on pages 16 and 17; the discussion of certain material lawsuits and claims, including tax matters, under "Item 3--Legal Proceedings" on pages 18 through 21 and in note 19 to the consolidated financial statements on pages 77 and 78; the discussion of reserves for and possible additional costs of remediation and other environment-related expenditures and expenses under "Environmental Matters" on pages 39 through 41 and in notes 18 and 19 to the consolidated financial statements on pages 77 and 78; the discussion of the outstanding accounts receivable related to the company's Indonesian geothermal operations under "Outlook" on page 44 and under "Concentrations of Credit Risks" in note 24 to the consolidated financial statements on page 87; and the discussion of the risks associated with the company's use of derivative financial instruments in its hedging and trading activities under "Item 7A-- Quantitative and Qualitative Disclosures about Market Risk" on pages 48 and 49 and in note 24 to the consolidated financial statements on pages 84 through 87.

Set forth below are additional important factors (but not necessarily all of the additional important factors) that could cause actual results to differ materially from those expressed in the forward-looking statements.

Commodity Prices

A decline in the prices for crude oil, natural gas or other hydrocarbon commodities sold by the company could have a material adverse effect on the company's results of operations, on the quantities of crude oil and natural gas that could be economically produced from its fields, and on the quantities and economic values of its proved reserves and potential resources. Such adverse pricing scenarios could result in write-downs of the carrying values of the company's properties, which could materially adversely affect the company's financial condition, as well as its results of operations.

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

Certain Political and Economic Risks

The company's operations outside of the U.S. are subject to risks inherent in foreign operations, including, without limitation, the loss of revenues, property and equipment from hazards such as expropriation, nationalization, war, insurrection and other political risks, increases in taxes and governmental royalties or other takes, abrogation or renegotiation of contracts by governmental entities, changes in laws and policies governing operations of foreign-based companies, currency conversion and repatriation restrictions and exchange rate fluctuations, and other uncertainties arising out of foreign government sovereignty over the company's international operations. Laws and policies of the U.S. government affecting foreign trade and taxation may also adversely affect the company's international operations.

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

The company's operations in the U.S. are also subject to political, regulatory and economic conditions.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the company uses derivative financial instruments to manage and reduce risks associated with these factors. The company also pursues outright pricing positions in hydrocarbon derivative financial instruments.

Interest Rate Risk - From time to time the company temporarily invests its excess cash in interest-bearing securities issued by high-quality issuers. Company policies limit the amount of investment to any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the company. The company's primary market risk exposure for changes in interest rates relates to the company's long-term debt obligations. The company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. Interest rate risk sensitive derivative financial instruments, such as swaps or options may also be used depending upon market conditions.

The company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at year-end 1999. Assuming a ten percent decrease in the company's weighted average borrowing costs at year-end 1999, the potential increase in the fair value of the company's debt obligations and associated interest rate derivative instruments, including the company's net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $116 million at December 31, 1999. Assuming a ten percent decrease in the company's weighted average borrowing costs at year-end 1998, the potential increase in the fair value of the company's debt obligations and associated interest rate derivative instruments would have been approximately $69 million at December 31, 1998.

Foreign Exchange Rate Risk - The company conducts business in various parts of the world and in various foreign currencies. To limit the company's foreign currency exchange rate risk related to operating income, foreign sales agreements generally contain price provisions designed to insulate the company's sales revenues against adverse foreign currency exchange rates. In most countries, energy products are valued and sold in U.S. dollars and foreign currency operating cost exposures have not been significant. In other countries, the company is paid for product deliveries in local currencies but at prices indexed to the U.S. dollar. These funds, less amounts retained for operating costs, are converted to U.S. dollars as soon as practicable. The company's Canadian subsidiaries are paid in Canadian dollars for their crude oil and natural gas sales. Excess Canadian funds generally have been invested in other Unocal foreign operations.

From time to time the company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At year-end 1999, the company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge some of its Canadian (CAD) dollar denominated debt and other local currency obligations in Canada, Thailand and The Netherlands. The company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the company's combined foreign currency position related to its outstanding foreign currency swaps and forward exchange contracts. Assuming an adverse change of ten percent in foreign exchange rates at year-end 1999, the potential decrease in fair value of the company's foreign currency forward contracts, including the company's net interests in the foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $15 million at December 31, 1999. At year-end 1998, the company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge its CAD$ denominated debt and other local currency obligations in Canada and Thailand. Assuming an adverse change of ten percent in foreign exchange rates at year-end

1998, the potential decrease in fair value of the company's foreign currency position related to its foreign currency denominated debt, foreign currency swap agreements and foreign currency forward contacts at December 31, 1998 would have been approximately $14 million.

Commodity Price Risk - The company is a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and petroleum-based products and is subject to the associated price risks. The company uses hydrocarbon derivative financial instruments (derivatives), such as futures contracts, swaps and options to mitigate its overall exposure to fluctuations in hydrocarbon commodity prices. The company may also enter into swaps, options, or other contracts to hedge contractual delivery commitments and future crude oil and natural gas production against price exposure. The company also actively trades derivatives , primarily exchange regulated futures and options contracts, subject to internal policy limitations.

The company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon price sensitive (price sensitive) derivatives. Value at risk represents the potential loss in fair value the company would experience on its price sensitive derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's risk model is based upon historical data and uses a three-day time interval with a 95 percent confidence level. The model includes offsetting physical positions for price sensitive derivatives related to the company's prepaid crude oil and prepaid natural gas sales, as well the company's net interests in its subsidiaries' crude oil and natural gas derivative instruments and forward sales contracts. Based upon the company's risk model, the value at risk related to price sensitive derivative financial instruments held for purposes other than trading was approximately $6 million at December 31, 1999. The value at risk related to price sensitive derivatives held for trading purposes was approximately $4 million at December 31, 1999. In 1999, the company changed from a one-week time interval to a three-day time interval. Consequently, 1998 value at risk amounts have been restated using the three-day time interval. The value at risk related to price sensitive derivatives held for purposes other than trading was approximately $14 million at December 31, 1998. The value at risk related to price sensitive derivatives held for trading purposes was approximately $2 million at December 31, 1998.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to the Consolidated Financial Statements and Financial Statement Schedule

                                                                                        Page
                                                                            -------------------------------------

Report on Management's Responsibilities                                                   53

Report of Independent Accountants                                                         54

Financial Statements
     Consolidated Earnings                                                                55
     Consolidated Balance Sheet                                                           56
     Consolidated Cash Flows                                                              57
     Consolidated Stockholders' Equity and Comprehensive Income                           58
     Notes to Consolidated Financial Statements                                           59

Supplemental Information
     Quarterly Financial Data                                                             95
     Oil and Gas Financial Data                                                           96
     Oil and Gas Reserve Data                                                             98
     Present Value of Future Net Cash Flow Related
          To Proved Oil and Gas Reserves                                                 100
     Selected Financial Data                                                             103
     Operating Summary                                                                   104

Supporting Financial Statement Schedule covered
   By the Foregoing Report of Independent Accountants:
   Schedule II - Valuation and Qualifying Accounts and Reserves                          111

All other financial statement schedules have been omitted as they are not applicable, not material or the required information is included in the financial statement or notes thereto.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

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

The financial statements have been audited by the independent accounting firm of PricewaterhouseCoopers LLP. Management has made available to PricewaterhouseCoopers LLP all of the company's financial records and related data, minutes of the meetings of the Board of Directors and its executive and management committees and all internal audit reports. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures, as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

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

Unocal's Accounting and Auditing Committee, consisting solely of directors who are not employees of Unocal, is responsible for: reviewing the company's financial reporting, accounting and internal control practices; recommending the selection of the independent accountants (which in turn are approved by the Board of Directors and annually ratified by the stockholders); monitoring compliance with applicable laws and company policies; and initiating special investigations as deemed necessary. The independent accountants and the internal auditors have full and free access to the Accounting and Auditing Committee and meet with it, with and without the presence of management, to discuss all appropriate matters.



Roger C. Beach                    Timothy H. Ling                     Charles R. Williamson              Joe D. Cecil
Chairman of the Board             Executive Vice President,           Executive Vice President,          Vice President and
and Chief Executive
Officer                           North American Energy               International Energy               Comptroller
                                  Operations, and                     Operations
                                  Chief Financial Officer

March 14, 2000

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------


To the Stockholders of Unocal Corporation:

We have audited the accompanying consolidated balance sheets of Unocal Corporation and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 1999 and the related financial statement schedule. These financial statements and financial statement schedule are the responsibility of Unocal Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, which appear on pages 55 through 97 of this Annual Report on Form 10-K, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth, when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
February 14, 2000, except as to note 29, which is as of February 28, 2000
Los Angeles, California

CONSOLIDATED EARNINGS

                                                                                        Years ended December 31
                                                                                --------------------------------------
Millions of dollars except per share amounts                                         1999          1998          1997
----------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                                       $5,842        $4,627        $5,342
Interest, dividends and miscellaneous income                                          106           169            49
Equity in earnings of affiliated companies                                             95            96           154
Gain on sales of assets                                                                14           211            80
----------------------------------------------------------------------------------------------------------------------
      Total revenues                                                                6,057         5,103         5,625
Costs and other deductions
Crude oil, natural gas and product purchases                                        3,299         2,036         2,114
Operating expense                                                                     949         1,171         1,186
Selling, administrative and general expense                                           135           130           100
Depreciation, depletion and amortization                                              818           849           944
Dry hole costs                                                                        148           184           110
Exploration expense                                                                   176           203           193
Interest expense (a)                                                                  199           177           183
Property and other operating taxes                                                     50            52            65
Distributions on convertible preferred securities of subsidiary trust                  33            33            33
----------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                              5,807         4,835         4,928
----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
income taxes and minority interests                                                   250           268           697
----------------------------------------------------------------------------------------------------------------------
Income taxes                                                                          121           168            73
Minority interests                                                                     16             7             9
----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before discontinued
   operations and extraordinary item                                                  113            93           615
Discontinued operations
  Agricultural products
     Earnings / (loss) from operations (b)                                             (1)           37            54
  Refining, marketing and transportation
     Gain / (loss) on disposal (c)                                                     25             -           (50)
----------------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                                  24            37             4
Extraordinary item
   Early extinguishment of debt (d)                                                     -             -           (38)
----------------------------------------------------------------------------------------------------------------------
      Net earnings applicable to common stock                                      $  137        $  130        $  581
======================================================================================================================

Basic earnings per share of common stock:
      Continuing operations                                                        $ 0.47        $ 0.39        $ 2.47
      Net earnings                                                                 $ 0.57        $ 0.54        $ 2.34

Diluted earnings per share of common stock:
      Continuing operations                                                        $ 0.46        $ 0.39        $ 2.44
      Net earnings                                                                 $ 0.56        $ 0.54        $ 2.31

----------------------------------------------------------------------------------------------------------------------
(a)  Net of capitalized interest of :                                              $  (16)       $  (26)       $  (35)
(b)  Net of tax expense / (benefit) of :                                           $   (5)       $    7        $   29
(c)  Net of tax expense / (benefit) of :                                           $   14        $    -        $  (31)
(d)  Net of tax expense / (benefit) of :                                           $    -        $    -        $  (14)

                 See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEET
                                                                                                 At December 31
                                                                                          -----------------------------
Millions of dollars                                                                         1999                  1998
-----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                               $ 332                 $ 238
   Accounts and notes receivable                                                             994                   807
   Inventories                                                                               179                   179
   Deferred income taxes                                                                     100                   142
   Other current assets                                                                       26                    22
-----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 1,631                 1,388
Investments and long-term receivables                                                      1,264                 1,143
Properties - net                                                                           5,980                 5,276
Deferred income taxes                                                                         16                    23
Other assets                                                                                  76                   122
-----------------------------------------------------------------------------------------------------------------------
      Total assets                                                                       $ 8,967               $ 7,952
-----------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                                        $ 979                 $ 709
   Taxes payable                                                                             192                   260
   Interest payable                                                                           62                    52
   Current portion of environmental liabilities                                              100                   142
   Other current liabilities                                                                 226                   213
-----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                            1,559                 1,376
Long-term debt and capital leases                                                          2,853                 2,558
Deferred income taxes                                                                        230                   132
Accrued abandonment, restoration and environmental liabilities                               567                   622
Other deferred credits and liabilities                                                       620                   514
Minority interests                                                                           432                    26
Company-obligated mandatorily redeemable convertible preferred
   securities of a subsidiary trust holding solely parent debentures                         522                   522
Common stock ($1.00 par value)
   Shares authorized:  750,000,000 (a)                                                       253                   252
Capital in excess of par value                                                               493                   460
Unearned portion of restricted stock issued                                                  (20)                  (24)
Retained earnings                                                                          1,902                 1,959
Accumulated other comprehensive loss                                                         (33)                  (34)
Treasury stock - at cost (b)                                                                (411)                 (411)
-----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                        2,184                 2,202
-----------------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                                   $ 8,967               $ 7,952
-----------------------------------------------------------------------------------------------------------------------
(a)  Number of shares outstanding                                                    242,441,246           241,378,280
(b)  Number of shares                                                                 10,622,778            10,622,778

The company follows the successful efforts method of accounting for its oil and gas activities.

              See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS

                                                                                             Years ended December 31
                                                                                  ----------------------------------------
Millions of dollars                                                                   1999           1998            1997
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                                         $ 137          $ 130           $ 581
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization                                         833            867             962
      Dry hole costs                                                                   148            184             110
      Deferred income taxes                                                            (58)           (72)           (249)
      (Gain) on sales of assets (pre-tax)                                              (14)          (211)            (80)
      (Gain) loss on disposal of discontinued operations (pre-tax)                     (39)             -              81
      Extraordinary item - early extinguishment of debt (pre-tax)                        -              -              52
      Other                                                                           (117)            35            (162)
      Working capital and other changes related to operations
         Accounts and notes receivable                                                (173)            42             142
         Inventories                                                                     -             (7)            (60)
         Accounts payable                                                              234            (76)           (223)
         Taxes payable                                                                 (68)           134            (107)
         Other                                                                         143            (23)             86
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                1,026          1,003           1,133
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                                   (1,171)        (1,704)         (1,427)
   Acquisition of Northrock Resources Ltd.                                            (205)             -               -
   Proceeds from sales of assets                                                       207            435             100
   Proceeds from sale of discontinued operations                                        31              -           1,789
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities                     (1,138)        (1,269)            462
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Proceeds from issuance of common stock                                               24              5              14
   Long-term borrowings                                                                862            891             470
   Reduction of long-term debt and capital lease obligations                          (718)          (472)         (1,336)
   Dividends paid on common stock                                                     (194)          (193)           (199)
   Repurchases of common stock                                                           -            (48)           (362)
   Minority interests                                                                  233            (10)             (9)
   Other                                                                                (1)            (7)            (52)
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                           206            166          (1,474)
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                        94           (100)            121
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                         238            338             217
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                             $ 332          $ 238           $ 338
--------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
      Interest (net of amount capitalized)                                           $ 196          $ 182           $ 187
      Income taxes (net of refunds)                                                  $ 197          $ 172           $ 313

              See Notes to the Consolidated Financial Statements.



CONSOLIDATED STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Millions of dollars except per share amounts                                               1999           1998           1997
==============================================================================================================================
Common stock
   Balance at beginning of year                                                           $ 252          $ 252          $ 251
   Issuance of common stock                                                                   1              -              1
------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                                253            252            252
Capital in excess of par value
   Balance at beginning of year                                                             460            452            412
   Issuance of common stock                                                                  33              8             40
------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                                493            460            452
Unearned portion of restricted stock issued
   Balance at beginning of year                                                             (24)           (31)           (14)
   Issuance of restricted stock                                                              (5)            (3)           (26)
   Current year amortization                                                                  9             10              9
------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                                (20)           (24)           (31)
Retained earnings
   Balance at beginning of year                                                           1,959          2,021          1,639
   Net earnings for year                                                                    137            130            581
   Cash dividends declared on common stock (.$80 per share)                                (194)          (192)          (199)
------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                              1,902          1,959          2,021
Treasury stock
   Balance at beginning of year                                                            (411)          (362)             -
   Purchased at cost                                                                          -            (49)          (362)
------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                               (411)          (411)          (362)
Accumulated other comprehensive loss
   Balance at beginning of year                                                             (34)           (18)           (13)
   Current year adjustment                                                                    1            (16)            (5)
------------------------------------------------------------------------------------------------------------------------------
      Balance at end of year  (a)                                                           (33)           (34)           (18)
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              $ 2,184        $ 2,202        $ 2,314
==============================================================================================================================
(a)  At year end 1999, other comprehensive loss was comprised of unrealized translation losses of $25 million and minimum pension liability adjustment of $8 million. Year-end 1998 other comprehensive loss consisted of unrealized translation losses of $25 million and minimum pension liability adjustment of $9 million. Year-end 1997 balance consisted entirely of unrealized translation losses.

Comprehensive Income

Millions of dollars                                                                        1999           1998           1997
==============================================================================================================================
   Net income                                                                             $ 137          $ 130          $ 581
   Unrealized translation adjustments   (no tax effect)                                       -             (7)            (5)
   Minimum pension liability adjustment (b)                                                   1             (9)             -
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $ 138          $ 114          $ 576
==============================================================================================================================
(b) No tax effect in 1999. The tax effect in 1998 was $5 million.

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

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent liabilities as of the financial statement date and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenues associated with sales of crude oil, natural gas and other products are recorded when title passes to the customer.

Inventories - Inventories are generally valued at lower of cost or market. The costs of crude oil and other petroleum products are determined using the last-in, first-out (LIFO) method except for inventories held as energy trading assets, which are determined by market prices. The costs of other inventories are determined by using various methods. Cost elements primarily consist of raw materials and production expenses.

Impairment of Assets - Oil and gas producing properties are regularly assessed for possible impairment on a field-by-field basis where applicable, using the estimated undiscounted future cash flows of each field. Generally, impairment loss is charged to depreciation, depletion and amortization expense when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field.

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

Foreign Currency Translation - Foreign exchange translation adjustments as a result of translating a foreign entity's financial statements from its functional currency into U.S. dollars are included as a separate component of other comprehensive income in stockholders' equity. The functional currency for all operations, except Canada and equity investments in Thailand and Brazil, is the U.S. dollar. Gains or losses incurred on currency transactions in other than a country's functional currency are included in net earnings.

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

Risk Management - The primary objectives of the company's risk management policies are to reduce the overall volatility of the company's cash flows and to preserve revenues. As part of its overall risk management strategy, the company enters into various derivative instrument contracts to protect its exposures to changes in interest rates, changes in foreign currency exchange rates, and fluctuations in crude oil and natural gas prices. The company also pursues outright pricing positions in hydrocarbon derivative financial instruments.

Interest Rates - The company enters into interest rate swap contracts to manage the interest cost of its debt with the objective of minimizing the volatility and magnitude of the company's borrowing costs. Net amounts under the swap contracts are recorded on the accrual basis as adjustments to interest expense. Net related counterparty amounts are included in interest payable. Associated cash flows are presented in the operating activities section of the consolidated cash flows statement.

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

Foreign Currency - Various foreign currency forward, option and swap contracts are entered into by the company to manage its exposures to adverse impacts of foreign currency fluctuations under debt and other obligations and anticipated transactions. Generally, gains and losses on the outstanding contracts are recognized in earnings and offset the foreign currency gains and losses on the underlying liabilities or other transactions. Net related counterparty amounts are included in accounts receivable. Associated cash flows at settlement are presented in the financing activities section of the consolidated cash flows statement for contracts related to debt obligations. Cash flows related to other foreign currency obligations and anticipated transactions are presented in the operating activities section of the consolidated cash flows statement.

Commodities - The company uses hydrocarbon derivative financial instruments (derivatives) such as futures, swaps, and options to mitigate the company's overall exposure to fluctuations in hydrocarbon commodity prices. The company also pursues outright pricing positions in derivatives. Derivatives related to the enterprise's general risk management and trading activities are marked to market, and gains and losses are recognized on a current basis in the underlying commodity revenues. Net related counterparty amounts are included in accounts receivable.

The company may use derivatives to hedge a portion of an operating group's designated future crude oil or natural gas production against price exposure. The company may also use derivatives to hedge certain firm delivery commitments. These derivatives are designated as hedges for accounting purposes. To qualify for hedge accounting the item must be designated as a hedge at the inception of the derivative contract, the hedged item must expose the company to price risk, the derivative must reduce the company's price risk exposure, and there must be a high correlation of changes in the fair value of the derivative and the fair value of the underlying item being hedged. Gains or losses in the fair value of the derivative are deferred and recognized as part of the underlying commodity revenue when the designated item is sold, extinguished or terminated. If a designated transaction is no longer expected to occur or if correlation no longer exists, then a gain or loss is recognized to the extent the future results are not offset by the changes on the hedged item since the inception of the hedge. Net related counterparty amounts are included in accounts receivable. Cash flows related to derivative contracts settled during the period are reported in the operating activities section of the consolidated cash flows statement.

Stock-Based Compensation - The company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation", allows companies to record stock-based employee compensation plans at fair value. The company has elected to continue accounting for stock-based compensation in accordance with APB No. 25, but complies with the required disclosures under FAS No. 123 (see note 23).

Earnings Per Share - Basic earnings per share (EPS) was computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the denominator was increased to include the number of a common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator was also adjusted for convertible securities by adding back any convertible preferred distributions. Each group of potential dilutive common shares must be ranked and included in the diluted EPS calculation by first including the most dilutive, then the next dilutive, and so on, to the least dilutive shares. The process stops when the resulting diluted EPS is the lowest figure obtainable.

Capitalized Interest - Interest is capitalized on certain construction and development projects as part of the costs of the assets.

Other - The company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less.

Certain items in prior year financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2 - ACCOUNTING CHANGES

In June 1999, the Financial Accounting Standards Board (FASB) issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." FAS No. 137 postponed the effective date of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" from all fiscal quarters with fiscal years beginning after June 15, 1999 to all fiscal quarters with fiscal years beginning after June 15, 2000.

The company is planning to adopt the statement in the first quarter of the year 2001 and is currently evaluating the impact the statement will have on its reporting for derivative instruments and hedging activities.

NOTE 3 - ASSET ACQUISITIONS AND EXCHANGES

In 1999, the company acquired an approximate 48 percent controlling interest in Northrock Resources Ltd. (Northrock), a Canadian oil and gas exploration and production company, for approximately $205 million. The investment was effected by the acquisition of 10 million shares of Northrock common stock at Canadian
(CAD) $14 per share pursuant to a partial tender offer to Northrock's shareholders, the acquisition of 7.64 million shares of Northrock common stock at CAD $16 per share pursuant to a private placement and the purchase of 2 million additional shares of Northrock at CAD $15, or approximately CAD $30 million pursuant to Northrock's partial exercise of a put option. The company granted Northrock the right until December 31, 1999, to require that Unocal purchase additional common shares from Northrock treasury stock at CAD $15 per share (put option), up to a maximum ownership level of 49.9 percent. In exchange for the partial exercising and amending of the put option to require the company to purchase up to the lesser of 1.721 million common shares or a maximum ownership level of 49.9 percent, the company extended the term of the put option for the remaining shares to December 31, 2000. The acquisition of Northrock was accounted for as a purchase. Northrock was fully consolidated in the company's financial results as of the acquisition date of May 13, 1999.

During 1999, the company exchanged its interests in the Republic of Yemen for Occidental Petroleum Corporation's interests in Bangladesh. The company now holds 100 percent interests in two Bangladesh production sharing contracts
(PSCs) that cover Blocks 12, 13 and 14 in Northeast Bangladesh. The company previously held 50 percent interests in these PSCs. The Bangladesh interests include 100 percent interests in the PSC areas covering the Jalalabad producing gas field and the Bibyana gas discovery field. The Republic of Yemen interests included 28.57 percent interests in the PSCs covering the East Shabwa contract area, which includes the Kharir, Atuf Northwest and Wadi Taribah oil fields. The transaction was recorded as an exchange. Including cash paid of $19 million, the total value of the transaction was approximately $78 million.

In July, the company completed a trade with Tom Brown, Inc. (Tom Brown) which involved the exchange of most of the company's U.S. Rocky Mountain oil and gas exploration and production assets for approximately 5.8 million or 16.5 percent of the outstanding common shares of Tom Brown. The company also received $5 million in cash, and has the option to increase its ownership percentage to 19.5 percent, through open market purchases of additional common shares. The transaction was valued at approximately $76 million. After adjusting operating cash flow payments for the effective date of January 1, 1999, the company recorded an after-tax loss of approximately $3 million on the transaction. The company accounts for its investment in Tom Brown using the equity method of accounting. At December 31, 1999, the closing price for Tom Brown's common shares was $13.375.

NOTE 4 - DISPOSITIONS OF ASSETS

Proceeds received from asset sales and discontinued operations during 1999 totaled $238 million, with pre-tax gains of $53 million. Proceeds from the sale of the company's interest in a geothermal production operation at The Geysers, in Northern California, were $101 million, with a pre-tax loss of $16 million. The sale of certain oil and gas assets generated proceeds of $29 million and a pre-tax gain of $3 million. The sale of certain real estate assets generated proceeds of $77 million and a pre-tax gain of $27 million. Also included in proceeds was the receipt of $31 million associated with a participation agreement involving certain gasoline margins related to the sale of the company's former West Coast refining, marketing and transportation assets with a pre-tax gain of $39 million.

During 1998, the company received proceeds totaling $435 million from the sale of assets and recorded a total pre-tax gain of $211 million. Of the total proceeds, $261 million was from the sale of Tarragon Oil and Gas Limited (Tarragon) common stock and debentures acquired earlier in the year in exchange for the company's Alberta, Canada, exploration and production assets. The asset exchange and subsequent sale of the Tarragon securities resulted in a total pre-tax gain of $155 million. The company received proceeds of $52 million from the sale of its interests in the Alliance Pipeline project and recorded a pretax gain of $8 million. Proceeds of $34 million from the sale of the company's Oklahoma oil and gas properties resulted in a pre-tax gain of $22 million. Proceeds from the sale of other U.S. oil and gas assets and miscellaneous real estate assets were $88 million, with pre-tax gains of $26 million.

In 1997, the company's proceeds from asset sales were $100 million, with pre-tax gains of $80 million. The proceeds consisted of $25 million for the sale of Unocal Hydrocarbon Sales, with a pre-tax gain of $66 million; and $75 million for miscellaneous assets, with pre-tax gains of $14 million. The company also received proceeds of $1,789 million from the sale of its West Coast refining, marketing and transportation assets, resulting in a pre-tax loss on disposal of $792 million, which was recognized in 1996.

NOTE 5 - LEASE RENTAL OBLIGATIONS

Future minimum rental payments for operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows:

Millions of dollars
=====================================================================================================================
2000                                                                                                           $ 110
2001                                                                                                             107
2002                                                                                                              96
2003                                                                                                              92
2004                                                                                                              89
Balance                                                                                                          105
---------------------------------------------------------------------------------------------------------------------
   Total minimum lease rental payments (a)                                                                     $ 599
=====================================================================================================================
(a) includes approximately $372 million for a 5 year rental on the Discoverer
Spirit drillship.


Net operating lease rental expense for continuing operations was as follows:


Millions of dollars                                                                   1999          1998        1997
=====================================================================================================================
Fixed rentals                                                                         $ 60          $ 53        $ 61
Contingent rentals (based primarily on sales and usage)                                  7             8           9
Sublease rental income                                                                  (4)           (5)         (7)
---------------------------------------------------------------------------------------------------------------------
   Net rental expense                                                                 $ 63          $ 56        $ 63
=====================================================================================================================

NOTE 6 - IMPAIRMENT OF ASSETS

The company, as part of its regular assessment, reviewed its oil and gas properties, mining facilities and other long-lived assets in 1999 for possible impairment. The company recorded pre-tax charges of $23 million to depreciation, depletion and amortization expense for the impairment of certain U.S. oil and gas properties.

In 1998, the company recorded pre-tax charges of $66 million to depreciation, depletion and amortization expense for the impairment of certain U.S. and international oil and gas properties. The company recorded a pre-tax charge of $2 million to equity in the earnings of an affiliate for impairment related to an investment in a U.S. oil and gas affiliate. A pre-tax charge of $29 million was also recorded to depreciation, depletion and amortization expense for the impairment of the company's Mountain Pass, California, mining operations.

In 1997, the company recorded pre-tax charges of $69 million to depreciation, depletion and amortization expense for the impairment of certain U.S. and international oil and gas properties.

NOTE 7 - RESTRUCTURING COSTS

The company adopted a restructuring plan during the second quarter of 1999 that resulted in the accrual of an $18 million pre-tax restructuring charge. This amount included the estimated costs of terminating approximately 250 employees. The charge was included in selling, administrative and general expense on the consolidated earnings statement. The plan involves the blending of several International and Geothermal organizations, a manpower optimization program in Thailand, cost cutting and efficiency initiatives in the company's Diversified Business and Exploration and Production Technology groups and a company-wide shared resources initiative.

Approximately 100 of the affected employees were from the company's International operations, 95 were from the Diversified Business group and 55 were from other organizations, including corporate staff. The restructuring charge included approximately $16 million for termination costs to be paid to the employees over time and about $2 million related to outplacement and other costs. At December 31, 1999, 228 employees had been terminated or had received termination notices as the result of the plan with additional terminations scheduled during early 2000.

In the fourth quarter of 1998, the company adopted a restructuring plan that resulted in the accrual of a $27 million pre-tax restructuring charge. This amount included the estimated costs of terminating approximately 475 employees. The charge was included in selling, administrative and general expense on the consolidated earnings statement. The plan involved the suspension of mining and manufacturing operations at the Mountain Pass, California lanthanide facility, a change in mining operations at the Questa, New Mexico molybdenum facility, the withdrawal from non-strategic activities in Central Asia and a reduction in activities of various business units.

Approximately 240 of the affected employees were from the company's mining operations, 95 were from various exploration and production business units and 140 were support personnel at various locations. The restructuring charge included approximately $23 million for termination costs to be paid to the employees over time, about $2 million in benefit plan curtailment costs and about $2 million related to outplacement and other costs. At December 31, 1999, 427 employees had been terminated or had received termination notices as a result of the plan, with additional terminations scheduled during early 2000.

The amount of unpaid benefits remaining on the consolidated balance sheet at December 31, 1999 was $13 million for the two plans combined. The company expects to fall short of the expected number of terminations for the two plans combined by approximately 25 employees. However, no material changes are expected to the costs accrued for the plans and no adjustments to the liability have been made to date.

NOTE 8 - INCOME TAXES


The components of the income tax provision for continuing operations were as follows:

Millions of dollars                                                                                   1999         1998         1997
===================================================================================================================================
Earnings (loss) from continuing operations before income taxes and minority interests (a)
   United States                                                                                    $ (107)      $ (257)        $323
   Foreign                                                                                             357          525          374
-----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before incomes taxes and minority interests                       $250         $268         $697
-----------------------------------------------------------------------------------------------------------------------------------
Income taxes
   Current
      Federal                                                                                         $ 15        $ (39)       $ 63
      State                                                                                              7            5          10
      Foreign                                                                                          163          274         285
-----------------------------------------------------------------------------------------------------------------------------------
            Total current taxes                                                                        185          240         358
   Deferred
      Federal                                                                                         (118)        (137)       (171)
      State                                                                                             (5)          (4)          5
      Foreign                                                                                           59           69        (119)
-----------------------------------------------------------------------------------------------------------------------------------
            Total deferred taxes                                                                       (64)         (72)       (285)
-----------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                                                    $121         $168        $ 73
===================================================================================================================================
(a) Amounts attributable to the Corporate and Unallocated segment are allocated.

The following table is a reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the consolidated earnings statement.


Millions of dollars                                                                       1999        1998      1997
=====================================================================================================================
Federal statutory rate                                                                     35%         35%       35%

Taxes on earnings from continuing operations and before minority
interests at statutory rate                                                                $88         $94      $244
Taxes on foreign earnings in excess of (less than) statutory rate                           50          89       (45)
U.S. deferred tax adjustment                                                                 -           -      (126)
Dividend exclusion                                                                         (15)        (14)      (13)
Other                                                                                       (2)         (1)       13
---------------------------------------------------------------------------------------------------------------------
             Total                                                                        $121        $168       $73
=====================================================================================================================

The significant components of deferred income tax assets and liabilities included in the consolidated balance sheet at December 31, 1999 and 1998 were as follows:

Millions of dollars                                                                              1999        1998
==================================================================================================================
Deferred tax assets (liabilities):
   Depreciation and intangible drilling costs                                                   $(866)      $(765)
   Pension assets                                                                                (170)       (168)
   Other deferred tax liabilities                                                                (225)       (199)
   Exploratory costs                                                                              331         273
   Federal alternative minimum tax credits                                                        189         202
   Future abandonment costs                                                                       131         130
   Litigation and environmental costs                                                             104         137
   Postretirement benefit costs                                                                    84          83
   Depletion                                                                                       81          88
   Forward sales of crude oil and gas                                                              81          37
   Other deferred tax assets                                                                      152         215
   Valuation allowance                                                                             (6)          -
------------------------------------------------------------------------------------------------------------------
      Total deferred tax assets (liabilities)                                                   $(114)       $ 33
==================================================================================================================

No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. If distributed, no additional U.S. tax is expected due to the availability of foreign tax credits. The undistributed earnings for tax purposes, excluding previously taxed earnings, were estimated at $1.6 billion as of December 31, 1999.

The company estimates that approximately $123 million of unused foreign tax credits will be available after the filing of the 1999 consolidated tax return, with various expiration dates through the year 2004. No deferred tax asset for these foreign credits has been recognized for financial statement purposes. The federal alternative minimum tax credits are available to offset future U.S. federal income taxes on an indefinite basis.

NOTE 9 - DISCONTINUED OPERATIONS

In January 2000, the company reached agreement to sell its agricultural products business to Canada-based Agrium Inc. (Agrium) for approximately $325 million. The proposed transaction involves the sale of the company's Alaska Nitrogen Products, LLC (ANP), subsidiary which includes the Kenai, Alaska, ammonia and urea manufacturing plant facilities, and the company's Prodica LLC (Prodica) subsidiary, which includes the Finley, Washington, ammonia manufacturing plant facilities. Also included in the sale of Prodica are the company's fertilizer upgrading facilities and associated distribution terminals located in Kennewick, Washington, and West Sacramento, California. Under the agreement, the company would receive $250 million in cash plus $50 million in newly-issued Agrium 6 percent convertible preferred securities and $25 million in Agrium common stock at a four percent discount to market. In addition, the agreement provides for the company to receive participation payments over the next six years should ammonia and urea prices reach certain levels.

In accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the operating results for the company's agricultural products business to be sold has been classified as discontinued operations in the consolidated earnings statement for all periods presented. The transaction is subject to clearance by the U.S. Federal Trade Commission (FTC). The company expects to record a gain on the sale when the transaction is completed in the second quarter of 2000. The consolidated balance sheet for the current and prior periods has not been restated. Cash flows related to discontinued operations have not been segregated on the consolidated statement of cash flows. Consequently, amounts shown on the consolidated earnings statement may not agree with certain captions on the consolidated statement of cash flows.

In 1999, the company recorded a gain of $25 million (net of income taxes of $14 million) related to the sale of its West Coast refining, marketing and transportation assets. This amount included partial settlement with Tosco Corporation (Tosco) of the $250 million participation agreement regarding increased refining premiums and gasoline marketing margins. During the year, the company recorded approximately $36 million (net of income taxes of $20 million) which includes a settlement with respect to contingency payments involving retail gasoline margins. The settlement did not include potential payments with respect to the difference between California reformulated gasoline and conventional gasoline, which expire in 2003. The maximum potential payment under the remainder of the agreement has been reduced to $100 million. The company also adjusted its loss provisions by $11 million in 1999 (net of income tax benefits of $6 million). The additional provision was primarily due to higher than anticipated charges for various outstanding issues related to the sale properties.

In March 1997, the company sold its West Coast refining, marketing and transportation assets to Tosco for total cash proceeds of $1.8 billion. A participation agreement also provided for up to $250 million in possible additional payments, contingent upon increased refining premiums and gasoline marketing margins in the years through 2003. A loss of $420 million from discontinued operations (net of $301 million income tax benefit) was recorded in 1996 related to the sale of these assets. The company recorded an additional loss on disposal in 1997 of $50 million (net of a $31 million income tax benefit). The additional provision in 1997 was primarily due to adjustments in closing inventory amounts and higher than anticipated termination costs.

The results of discontinued operations and related effect per common share are summarized below:


                                                                             Years ended December 31
                                                                        ------------------------------------------
Millions of dollars                                                        1999             1998             1997
------------------------------------------------------------------------------------------------------------------
Revenues                                                                  $ 313            $ 376            $ 439
Total costs and other deductions                                            319              332              356
------------------------------------------------------------------------------------------------------------------
Earnings from operations before income taxes                                 (6)              44               83
Income tax (benefit)                                                         (5)               7               29
------------------------------------------------------------------------------------------------------------------
Earnings from operations (a)                                                 (1)              37               54

Gain (loss) on disposal before income taxes                                  39                -              (81)
Income tax (benefit)                                                         14                -              (31)
------------------------------------------------------------------------------------------------------------------
  Gain (loss) on disposal (b)                                                25                -              (50)
------------------------------------------------------------------------------------------------------------------
      Total earnings                                                       $ 24             $ 37              $ 4
------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:
    Earnings from operations (a)                                            $ -           $ 0.15           $ 0.22
    Gain (loss) on disposal (b)                                            0.10                -            (0.20)
------------------------------------------------------------------------------------------------------------------
        Basic earnings per common share                                  $ 0.10           $ 0.15           $ 0.02
------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share:
    Earnings from operations (a)                                            $ -           $ 0.15           $ 0.21
    Gain (loss) on disposal (b)                                            0.10                -            (0.19)
------------------------------------------------------------------------------------------------------------------
        Diluted earnings per common share                                $ 0.10           $ 0.15           $ 0.02
------------------------------------------------------------------------------------------------------------------

(a) Earnings from operations is exclusively Agricultural Products business unit activities.
(b) Loss on disposal is exclusively Refining, Marketing and Transportation business segment activities.

NOTE 10 - EXTRAORDINARY ITEM

In May 1997, the company purchased approximately $507 million in aggregate principal amount of three of its outstanding issues of debt securities. The debt securities consisted of $161 million in debentures with an interest rate of
9.25 percent and $346 million in notes with interest rates of 8.75 percent and
9.75 percent. The debt securities were purchased for an aggregate price of $555 million, including a pre-tax premium of approximately $48 million over their aggregate carrying value. The premium, together with related costs of $4 million, was recorded as an extraordinary item on the company's consolidated statement of earnings.

NOTE 11 - EARNINGS PER SHARE

The following table includes reconciliations of the numerators and denominators of the basic and diluted Earnings per share (EPS) computations for earnings from continuing operations.


                                                                                 Earnings            Shares          Per Share
Millions of dollars except per share amounts                                    (Numerator)     (Denominator)          Amount
---------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999
      Earnings from continuing operations                                               $ 113           242
         Basic EPS                                                                                                  $ 0.47
                                                                                                              =============
      Effect of Dilutive Securities
         Options/common stock equivalents                                                                 1
                                                                              ------------------------------
         Diluted EPS                                                                      113           243         $ 0.46
                                                                                                              =============
         Distributions on subsidiary trust preferred securities (after-tax)                26            12
                                                                              ------------------------------
         Antidilutive                                                                   $ 139           255         $ 0.55  (a)

Year ended December 31, 1998
      Earnings from continuing operations                                                $ 93           241
         Basic EPS                                                                                                  $ 0.39
                                                                                                              =============
      Effect of Dilutive Securities
         Options/common stock equivalents                                                                 1
                                                                              ------------------------------
         Diluted EPS                                                                       93           242         $ 0.39
                                                                                                              =============
         Distributions on subsidiary trust preferred securities (after-tax)                24            12
                                                                              ------------------------------
         Antidilutive                                                                   $ 117           254         $ 0.46  (a)

Year ended December 31, 1997
      Earnings from continuing operations                                               $ 615           248
         Basic EPS                                                                                                  $ 2.47
                                                                                                              =============
      Effect of Dilutive Securities
         Options/common stock equivalents                                                                 1
                                                                              ------------------------------
                                                                                          615           249         $ 2.46
         Distributions on subsidiary trust preferred securities (after-tax)                24            13
                                                                              ------------------------------
         Diluted EPS                                                                    $ 639           262         $ 2.44
                                                                                                              =============
---------------------------------------------------------------------------------------------------------------------------

(a) The effect of assumed conversion of preferred securities on earnings per share is antidilutive.

Not included in the computation of diluted EPS were options to purchase approximately 7 million shares of common stock. These options were not included in the computation as the exercise prices were greater than the average market price of the common shares at year-end. The exercise prices of these options range from $36.88 to $51.01 per share. The options were outstanding at December 31, 1999, and will expire periodically up to and in 2009.

Basic and diluted earnings per common share for discontinued operations and the extraordinary item related to the early extinguishment of debt were as follows:

                                                                        Years ended December 31
                                                                    -------------------------------
Millions of dollars except per share amounts                            1999       1998       1997
---------------------------------------------------------------------------------------------------
Basic earnings (loss) per share of common stock:
      Discontinued operations:
         Earnings (loss) from discontinued operations                 $   24     $   37     $    4
         Weighted average common shares outstanding                      242        241        248
              Earnings (loss) from  discontinued operations           $ 0.10     $ 0.15     $ 0.02
      Extraordinary item:
         Early extinguishment of debt (net of tax)                    $    -     $    -     $  (38)
         Weighted average common shares outstanding                        -          -        248
              Loss from  extraordinary item                           $    -     $    -     $(0.15)
Dilutive earnings (loss) per share of common stock:
      Discontinued operations:
         Earnings (loss) from discontinued operations                 $   24     $   37     $    4
         Weighted average common shares outstanding                      243        242        262
              Earnings (loss) from  discontinued operations           $ 0.10     $ 0.15     $ 0.02
      Extraordinary item:
         Early extinguishment of debt (net of tax)                    $    -     $    -     $  (38)
         Weighted average common shares outstanding                        -          -        262
              Loss from  extraordinary item                           $    -     $    -     $(0.15)


NOTE 12 - INVENTORIES

Millions of dollars                                                                    1999           1998
-----------------------------------------------------------------------------------------------------------
Crude oil and other petroleum products                                                 $ 47           $ 34
Agricultural products                                                                    41             46
Carbon and mineral products                                                              57             66
Materials, supplies and other                                                            34             33
-----------------------------------------------------------------------------------------------------------
       Total inventories                                                               $179           $179
-----------------------------------------------------------------------------------------------------------

The current replacement cost of inventories exceeded the LIFO inventory values included in the table above by $6 million and $11 million at December 31, 1999 and 1998, respectively.

NOTE 13 - INVESTMENTS IN AFFILIATES

Investments in affiliated companies accounted for by the equity method were $556 million, $479 million and $413 million at December 31, 1999, 1998 and 1997, respectively. These investments are reported as a component of investments and long-term receivables on the consolidated balance sheet. Dividends or cash distributions received from these affiliates were $91 million, $94 million and $83 million for the same years, respectively.

Unamortized excesses of the company's investments in these affiliated companies have been excluded from the table below. The unamortized excess of the company's investments in Colonial Pipeline Company, Inc., West Texas Gulf Pipeline Company and various other pipeline companies was approximately $104 million at December 31, 1999.

At December 31, 1999, 1998 and 1997, the company's shares of the net capitalized costs of affiliates engaged in oil and gas exploration and production activities were $278 million, $208 million and $158 million, respectively.


Summarized financial information for these investments and the company's equity shares are shown below.

                                             1999                        1998                         1997
                                     ------------------------------------------------------------------------------
                                                 Unocal's                    Unocal's                     Unocal's
Millions of dollars                      Total    Share              Total    Share               Total    Share
S-------------------------------------------------------------------------------------------------------------------
Revenues                                $1,327      $257            $1,396      $458             $1,764       $620
Costs and other
   deductions                              914       162             1,079       362              1,453        536
-------------------------------------------------------------------------------------------------------------------
Net earnings                             $ 413      $ 95             $ 317      $ 96              $ 311       $ 84 (a)
-------------------------------------------------------------------------------------------------------------------
Current assets                           $ 614      $205             $ 499      $172              $ 493       $176
Noncurrent assets                        3,143       821             2,555       711              2,295        610
Current liabilities                        720       244               571       182                506        160
Noncurrent liabilities                   1,479       402             1,310       372              1,157        325
Net equity                               1,558       380             1,173       329              1,125        301
-------------------------------------------------------------------------------------------------------------------

(a) 1997 excludes approximately $70 million recorded to equity in earnings related to the UNO-VEN partnership restructuring.

NOTE 14 - PROPERTIES AND CAPITAL LEASES

Investments in owned and capitalized leased properties at December 31, 1999 and 1998 are shown below. Accumulated depreciation, depletion, and amortization for continuing operations was $10,535 million and $10,193 million at December 31, 1999 and 1998, respectively.

                                                                      1999                               1998
                                                           ----------------------------------------------------------------
Millions of Dollars                                         Gross              Net             Gross                 Net
---------------------------------------------------------------------------------------------------------------------------
Owned Properties (at cost)
      Exploration and Production
          Exploration
               United States
                    Spirit Energy 76                            $ 545             $ 482            $ 418             $ 386
                    Alaska                                          3                 3                1                 -
               International
                    Far East                                      304               280              248               213
                    Other                                         369               322              109                93
          Production
               United States
                    Spirit Energy 76                            5,583             1,424            5,502             1,539
                    Alaska                                      1,259               274            1,235               302
               International
                    Far East                                    4,369             1,203            4,012             1,178
                    Other                                       1,743             1,062            1,207               474
---------------------------------------------------------------------------------------------------------------------------
               Total exploration and production                14,175             5,050           12,732             4,185
      Global Trade
          Global Trade                                              7                 4                4                 3
          Pipelines                                               346                99              344               100
      Geothermal & Power Operations                               641               312              937               437
      Carbon & Minerals                                           337               144              330               144
      Corporate & Unallocated                                     377               163              426               203
---------------------------------------------------------------------------------------------------------------------------
          Total owned properties                               15,883             5,772           14,773             5,072
Capitalized leased properties                                      11                11               15                 1
---------------------------------------------------------------------------------------------------------------------------
               Total continuing operations                     15,894             5,783           14,788             5,073
      Discontinued operations                                     621               197              681               203
---------------------------------------------------------------------------------------------------------------------------
               Total properties and capital leases           $ 16,515           $ 5,980         $ 15,469           $ 5,276
---------------------------------------------------------------------------------------------------------------------------

NOTE 15 - POSTEMPLOYMENT BENEFIT PLANS

The company has several retirement plans covering its employees. The company also has medical plans that provide health care benefits for eligible employees and many of its retired employees. The following table sets forth the postretirement benefit obligation recognized in the consolidated balance sheet at December 31, 1999 and 1998. Pre-paid pension costs are reported as a component of investments and long-term receivables on the consolidated balance sheet. Postemployment benefit liabilities, including pensions, postretirement medical benefits and other postemployment benefits, are reported as a component of other deferred credits and liabilities on the consolidated balance sheet.

                                                                                     Other Post-
                                                          Pension Benefits       retirement Benefits
Millions of dollars                                        1999       1998          1999       1998
====================================================================================================
Change in benefit obligation:
Projected benefit obligation at January 1                $  953     $  900         $ 191     $  192
Service cost                                                 26         27             3          3
Interest cost                                                75         67            13         13
Employee contributions                                        -          -             3          3
Disbursements                                              (112)       (99)          (19)       (18)
Actuarial losses/(gains)                                     (3)        60            30         (1)
Plan amendments                                               4          1             -          -
Curtailments/settlements                                     (6)        (4)            2         (1)
Divestitures                                                  -         (2)            -          -
Effect of foreign exchange rates                              2          3             -          -
----------------------------------------------------------------------------------------------------
Projected benefit obligation at December 31              $  939     $  953         $ 223     $  191
----------------------------------------------------------------------------------------------------

Change in plan assets:
Fair value of plan assets at January 1                   $1,281     $1,213         $   -     $    -
Actual return on plan assets                                161        183             -          -
Employer contributions                                      (16)       (14)            -          -
Employee contributions                                        -          -             -          -
Disbursements                                              (101)       (91)            -          -
Administrative expenses                                      (7)        (7)            -          -
Settlements                                                   -          -             -          -
Divestiture                                                   -         (2)            -          -
Effect of foreign exchange rates                             (1)        (1)            -          -
----------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31                 $1,317     $1,281         $   -     $    -
----------------------------------------------------------------------------------------------------

Net amount recognized:
Funded status                                            $  378     $  328         $(223)    $ (191)
Unrecognized net (asset)/obligation at transition             2          2             -          -
Unrecognized prior service cost                              21         23             9         11
Unrecognized net actuarial losses/(gains)                     5         62            (3)       (28)
----------------------------------------------------------------------------------------------------
Net amount recognized                                    $  406     $  415         $(217)    $ (208)
----------------------------------------------------------------------------------------------------

Amounts recognized in the balance sheet consist of:
Prepaid pension cost                                     $  458     $  459         $   -     $    -
Accrued benefit liability                                   (71)       (62)         (217)      (208)
Intangible asset                                              7          4             -          -
Accumulated other comprehensive income                        8          9             -          -
Deferred taxes                                                4          5             -          -
----------------------------------------------------------------------------------------------------
Net amount recognized                                    $  406     $  415         $(217)    $ (208)
----------------------------------------------------------------------------------------------------

The assumed rates to measure the benefit obligation and the expected earnings on plan assets were as follows:


                                                                                                     Other Post-
                                                                   Pension Benefits               retirement Benefits
                                                            ----------------------------------------------------------------
Weighted-average assumptions as of December 31                 1999       1998       1997        1999      1998       1997
---------------------------------------------------------------------------------------------------------------------------
Discount rates                                                7.90%      7.18%      7.47%       7.75%     7.00%      7.00%
Rate of salary increases                                      4.74%      4.25%      4.54%       4.50%     4.00%      4.00%
Expected return on plan assets                                9.33%      9.41%      9.46%         N/A       N/A        N/A

The health care cost trend rate used in measuring the 1999 benefit obligation for the U.S. plan was 9 percent, decreasing ratably to 5 percent in 2004. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects on 1999 service and interest cost and the accumulated postretirement benefit obligation at December 31, 1999:

                                                                                          One percent     One percent
Millions of dollars                                                                         Increase       Decrease
----------------------------------------------------------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic expense                                                        $   2           $    (1)
Effect on postretirement benefit obligation                                                    23               (20)


Net periodic and postretirement benefits cost are comprised of the following components:

                                                                                                   Other
                                                              Pension Benefits              Postretirement Benefits
                                                           --------------------------    ----------------------------
Millions of dollars                                         1999     1998      1997          1999     1998      1997
---------------------------------------------------------------------------------------------------------------------
Service cost (net of employee contributions)                $ 26      $27      $ 27           $ 3      $ 3       $ 3
Interest cost                                                 75       67        69            13       13        13
Expected return on plan assets                              (104)    (102)     (105)            -        -         -
Amortization of:
  Transition (asset)/obligation                                -      (17)      (22)            -        -         -
  Prior service cost                                           4        4         3             1        1         2
  Net actuarial (gains)/losses                                 1        2         -             -       (1)       (2)
Curtailment/settlement (gains)/losses                          1        -         1             2        -       (17)
Cost of special separation benefits                            -        4         1             -        -         -
---------------------------------------------------------------------------------------------------------------------
Net periodic pension cost/(credit)                           $ 3    $ (15)     $(26)         $ 19      $16      $ (1)
---------------------------------------------------------------------------------------------------------------------

The projected benefit obligations, accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were approximately $107 million, $62 million and $0, respectively as of December 31, 1999 and approximately $101 million, $58 million and $1 million, respectively as of December 31, 1998.

In 1999 and 1998, the company recorded costs for employees displaced as a result of asset sales and the company's restructuring programs. In 1998, the company completed the transfer of pension assets and liabilities from retirement plans from a subsidiary to the Unocal Retirement Plan.

The company has a 401(k) defined contribution savings plan designed to supplement retirement income for U.S. employees. The plan received company contributions of $14 million, $16 million and $18 million in 1999, 1998 and 1997 respectively. The company also provides benefits such as workers' compensation and disabled employees' medical care to former or inactive employees after employment but before retirement. The accumulated postemployment benefit obligation was $13 million and $21 million at December 31, 1999 and 1998 respectively.

NOTE 16 - LONG-TERM DEBT AND CREDIT AGREEMENTS

The following table summarizes the company's long-term debt:


                                                                           At December 31
                                                                         ------------------
Millions of dollars                                                      1999       1998
-------------------------------------------------------------------------------------------
Bonds and debentures
   9-1/4% Debentures due 2003                                            $ 89        $ 89
   9-1/8% Debentures due 2006                                             200         200
   6-1/5% Industrial Development Revenue
      Bonds due 1999 to 2008                                               22          23
   7% Debentures due 2028                                                 200         200
   7-1/2% Debentures due 2029                                             350           -
Notes
   Commercial paper  (6.11%) (a) (b)                                      125          60
   Medium-term notes due 2000 to 2015 (8.21%) (a) (b)                     624         790
   Bank Credit Agreement (6.19%) (a) (b)                                   60         550
   9-3/4% Notes due 2000 (a)                                               65          65
   8-3/4% Notes due 2001                                                   39          39
   6-3/8% Notes due 2004                                                  200         200
   7-1/5% Notes due 2005                                                  200         200
   6-1/2% Notes due 2008                                                  100         100
   7.35% Notes due 2009                                                   350           -
   Azerbaijan Limited Recourse Loan                                        55          44
Other
   Other miscellaneous debt and capital leases                              2           2
   Northrock debt and capital leases                                      185           -
   Bond (discount)/premium                                                (12)         (4)
                                                                        ------------------
      Total debt and capital leases                                     2,854       2,558
      Less current portion of capital leases                                1           -
------------------------------------------------------------------------------------------
      Total long-term debt and capital leases                          $2,853      $2,558
------------------------------------------------------------------------------------------

(a)  The company has the intent and the ability to refinance current maturities.
(b)  Weighted average interest rate at December 31, 1999.

At December 31, 1999, the amounts of long-term debt maturing in 2001, 2002, 2003, and 2004 were $137 million, $367 million, $160 million and $239 million, respectively.

During 1999, the company repaid $490 million under its $1.0 billion Bank Credit Agreement and brought its outstanding balance down to $60 million. The company had other undrawn letters of credit available at year-end 1999 that approximated $105 million. The majority of these letters of credit are maintained for operational needs. Borrowings under credit facilities bear interest at different margins above London Interbank Offered Rates (LIBOR) and the agreements call for facility fees on either the total or undrawn commitment.
The Bank Credit Agreement and certain of the other revolving credit facilities provide for the termination of the commitments and require the prepayment of all outstanding borrowings in the event that any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of the company's Board of Directors, at least a majority of which are continuing directors, or continuing directors shall cease to constitute at least a majority of the Board. The company also had $166 million in medium-term notes mature.

During 1999, the company issued $350 million in 7.50 percent debentures due February 15, 2029, $350 million in 7.35 percent notes due June 15, 2009, and increased its commercial paper borrowings by $65 million to an outstanding balance of $125 million at year end 1999. These proceeds were used to fund the retirements described above.

In 1999, the company drew down $11 million on its Azerbaijan limited recourse loan. This amount is in addition to a $44 million draw the company made when the financing was established in December 1998. The company completed the limited recourse project financing for its separate share of the Azerbaijan International Operating Company Early Oil Project in Azerbaijan under an International Finance Corporation and European Bank for Reconstruction and Development loan structure for up to $77 million. The borrowing bears interest at a margin above LIBOR. The company has guaranteed the loan through project completion. Following completion, the company's guarantee will terminate and the lenders' principal and interest payments will be payable only out of the Early Oil Project's cash flow. The pre-completion guarantee excludes certain political events including, but not limited to, cancellations or material adverse modifications to the relevant Production Sharing Contract, Joint Operating Agreement, Pipeline Operating or Construction Agreements and material breaches by any Government or Governmental Agency of any Project Country.

The company's consolidated debt also includes $185 million of debt of its Northrock subsidiary for which the company is not obligated. Approximately $50 million of Northrock's outstanding debt consists of Canadian dollar borrowings under an unsecured senior revolving credit facility. The facility limits total borrowings to a defined oil and gas asset base for Northrock and bears interest at prime rates or banker's acceptance rates or LIBOR rates plus a margin ranging from 50 to 175 basis points. Approximately 35 percent of Northrock's revoloving credit facility was outstanding at December 31, 1999. No principal payments are anticipated for 2000 under the revolving nature of the credit facility.

Northrock has approximately $52 million outstanding under a Canadian dollar non-revolving senior subordinated credit facility that matures in 2003. The credit facility, which is unsecured, bears interest at prime rates, banker's acceptance rates or LIBOR rates plus a margin ranging from 125 to 275 basis points.

Northrock's debt also includes $35 million and $40 million for two senior U.S. dollar denominated notes which bear interest of 6.54 and 6.74 percent, respectively. Principal payments are not due on the $35 million note until it matures in 2004. Principal payments of $13.3 million are due on the $40 million note in 2006, 2007 and 2008. Northrock entered into two Canadian dollar currency swap agreements for the senior U.S. dollar denominated notes, which converts the interest and principal payments to Canadian dollars and effectively reduces the interest rates on the notes to 6.33 and 6.04 percent, respectively. The remaining $8 million primarily consists of long-term capital leases outstanding at December 31, 1999.

NOTE 17 - SALE OF ACCOUNTS RECEIVABLE

In 1999, the company, through a non-consolidated subsidiary, Unocal Receivables Corporation (URC), entered into a sales agreement with an outside party under which it will sell up to a $204 million undivided interest in domestic crude oil and natural gas trade receivables. The company continues to manage the collection and administrative responsibilities for accounts receivable including the sold interest. The company sold $100 million of its domestic trade receivables under this agreement as of December 31, 1999. The amount sold is reflected as a reduction of accounts and notes receivable in the consolidated balance sheet and in net cash provided by operating activities in the consolidated statement of cash flows. At December 31, 1999, the Company's balance sheet included a note receivable of approximately $349 million due from URC representing the unsold balance of trade receivables transferred to URC.

NOTE 18 - ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES

At December 31, 1999, the company had accrued $465 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $628 million. This estimate was derived in large part from abandonment cost studies performed by outside firms and is used to calculate the amount to be amortized.

At December 31, 1999, the company's reserve for environmental remediation obligations totaled $202 million, of which $100 million was included in current liabilities. The reserve included estimated probable future costs of $9 million for federal Superfund and comparable state-managed multi-party disposal sites; $10 million for formerly-operated sites for which the company has remediation obligations; $44 million for sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; $95 million for company-owned or controlled sites where facilities have been closed or operations shut down; and $44 million for active sites owned and/or controlled by the company and utilized in its present operations.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

As disclosed in note 18, at December 31, 1999, the company had accrued $202 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur possible additional remediation costs aggregating approximately $200 million.

Tax matters - The company believes it has adequately provided in its accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues impact not only the year in which the items arose, but also the company's tax situation in other tax years. With respect to 1979-1984 taxable years, all issues raised for these years have now been settled, with the exception of the effect of the carryback of a 1993 net operating loss (NOL) to tax year 1984 and resultant credit adjustments. The 1985-1990 taxable years are before the Appeals division of the Internal Revenue Service. All issues raised with respect to those years have now been settled, with the exception of the effect of the 1993 NOL carryback and resultant adjustments. The settlements were subject to review by the Joint Committee on Taxation of the U.S. Congress. The Joint Committee has reviewed the settled issues with respect to 1979-1990 taxable years and no additional issues have been raised. While all tax issues for the 1979-1990 taxable years have been agreed and reviewed by the Joint Committee, these taxable years will remain open due to the 1993 NOL carryback. The 1993 NOL results from certain specified liability losses which occurred during 1993 and which resulted in a tax refund of $73 million. Consequently, these tax years will remain open until the specified liability loss, which gave rise to the 1993 NOL, is finally determined by the Internal Revenue Service and is either agreed to with the IRS or otherwise concluded in the Tax Court proceeding. In 1999, the United States Tax Court granted Unocal's motion to amend the pleadings in its Tax Court cases to place the 1993 NOL carryback in issue.

Other matters - In 1999, a Canadian subsidiary of the company acquired an approximate 48 percent controlling interest in Northrock (see note 3). Northrock has the right, until December 31, 2000, to require that the company purchase additional common shares from Northrock treasury stock at a price of CAD $15 per share, up to the lesser of 1,721,000 common shares or a maximum ownership level of 49.9 percent.

In December 1999, the company signed an agreement to merge its Permian and San Juan Basin oil and gas exploration and production assets with Titan Exploration, Inc. (Titan) to create a new publicly traded company, Pure Resources, Inc. (Pure Resources). In exchange for its assets, the company will receive approximately 65 percent or 32.7 million shares (valued at approximately $290 million) of the 50 million common shares outstanding at the completion of the transaction.
Titan stockholders will receive approximately 0.4302 shares of Pure Resources stock for every share of Titan they currently hold. The company will fully consolidate the financial results of Pure Resources in its financial statements as of the acquisition date. The transaction is expected to be completed in the second quarter of the year 2000, subject to certain regulatory approvals and approval by Titan stockholders.

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

NOTE 20 - OTHER FINANCIAL INFORMATION

The consolidated balance sheet at December 31 includes the following:

Millions of dollars                                                    1999      1998
--------------------------------------------------------------------------------------
Other deferred credits and liabilities:
   Postretirement medical benefits obligation                         $ 217      $208
   Reserve for litigation and other claims                              111       139
   Other employee benefits                                               91        93
   Advances related to future production                                 28        29
   Prepaid forward sales                                                101         -
   Other                                                                 72        45
--------------------------------------------------------------------------------------
      Total other deferred credits and liabilities                    $ 620      $514
--------------------------------------------------------------------------------------
Allowances for doubtful accounts and notes receivable                  $ 71      $ 78
Allowances for investments and long-term receivables                   $ 81      $ 34
--------------------------------------------------------------------------------------

NOTE 21 - TRUST CONVERTIBLE PREFERRED SECURITIES

In 1996, Unocal exchanged 10,437,873 newly issued 6.25 percent trust convertible preferred securities of Unocal Capital Trust, a Delaware business trust (the Trust), for shares of a then-outstanding issue of convertible preferred stock. Unocal acquired the convertible preferred securities, which have an aggregate liquidation value of $522 million, from the Trust, together with 322,821 common securities of the Trust, which have an aggregate liquidation value of $16 million, in exchange for $538 million principal amount of 6.25 percent convertible junior subordinated debentures of Unocal. The convertible preferred securities and common securities of the Trust represent undivided beneficial interests in the debentures, which are the sole assets of the Trust.

The convertible preferred securities have a liquidation value of $50 per security and are convertible into shares of Unocal common stock at a conversion price of $42.56 per share, subject to adjustment upon the occurrence of certain events. Distributions on the convertible preferred securities are cumulative at an annual rate of 6.25 percent of their liquidation amount and are payable quarterly in arrears on March 1, June 1, September 1 and December 1 of each year to the extent that the Trust receives interest payments on the debentures, which payments are subject to deferral by Unocal under certain circumstances.

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

The numbers of convertible preferred securities outstanding on December 31, 1999 and December 31, 1998 were 10,437,137.

NOTE 22 - CAPITAL STOCK

Common Stock
Authorized - 750,000,000
$1.00 Par value per share

Thousands of shares                                                              1999           1998            1997
---------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                              241,378        242,526         250,671
Issuances of common stock (a)                                                   1,063            213           1,117
Purchases of treasury stock                                                         -         (1,361)         (9,262)
---------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                                    242,441        241,378         242,526
---------------------------------------------------------------------------------------------------------------------

(a) net of cancellations

At December 31, 1999, there were approximately 12.3 million shares reserved for the conversion of Unocal Capital Trust convertible preferred securities, 26.7 million shares for the company's employee benefit plans and Directors' Restricted Stock Plan and 3.1 million shares for the company's Dividend Reinvestment and Common Stock Purchase Plan.

Treasury Stock - In 1996, the company established a common stock repurchase program. The Board of Directors authorized the repurchase of up to $400 million of the common stock outstanding. The program was completed in January 1998. In January 1998, the Board of Directors extended the repurchase program and authorized management to repurchase up to an additional $200 million of common stock. At December 31, 1999, the company held 10,622,778 common shares as treasury stock, which is shown at a cost of $411 million.

Preferred Stock - The company has authorized 100,000,000 shares of preferred stock with a par value of $0.10 per share. No shares of preferred stock were issued at December 31, 1999 or 1998 or 1997. See "Stockholder Rights Plan" below with respect to shares of preferred stock reserved for issuance.

Stockholder Rights Plan - In January 1990, the Board of Directors adopted a stockholder rights plan (1990 Rights Plan) and declared a dividend of one preferred stock purchase right (Right) for each share of common stock outstanding. The Board also authorized the issuance of one Right for each common share issued after February 12, 1990, and prior to the earlier of the date on which the rights might become exercisable, the redemption date or the expiration date of January 29, 2000.

The Board of Directors designated 3,000,000 shares of preferred stock as Series A Junior Participating Cumulative Preferred Stock (Series A preferred stock) in connection with the 1990 Rights Plan. The 1990 Rights Plan provided that in the event any person, or group of affiliated persons, were to become, or commence a tender offer or exchange offer pursuant to which such person or group would have become the beneficial owner of 15 percent or more of the outstanding common shares, each Right (other than Rights held by the 15 percent stockholder) would have been exercisable, on and after the close of business on the tenth business day following such event, unless the Rights were redeemed by the Board of Directors of the company, to purchase units of Series A preferred stock (each consisting of one one-hundredth of a share) having a market value equal to two times the then-current exercise price (initially $75). The 1990 Rights Plan further provided that if, on or after the occurrence of such event, the company were merged into any other corporation, or 50 percent or more of the company's assets or earning power were sold, each Right (other than Rights held by the 15 percent stockholder) would have been exercised to purchase shares of the acquiring corporation having a market value equal to two times the exercise price.

In January 2000, the Board of Directors adopted a new stockholder rights plan (2000 Rights Plan) to replace the 1990 Rights Plan (see note 29 for a summary of the 2000 Rights Plan) and shares of Series B Junior Participating Preferred Stock reserved for issuance thereunder.

NOTE 23 - STOCK-BASED COMPENSATION PLANS

Under the company's Special Stock Option Plan of 1996, the Unocal Stock Option Plan, the Management Incentive Programs of 1998, 1991 and 1985, and the Directors' Restricted Stock Units Plan, non-qualified stock options, restricted stock, performance shares and restricted stock units are granted to executives, directors and certain employees to provide incentives and rewards to strengthen their commitment to maximizing the profitability of the company and increasing stockholder value. The 1998 Management Incentive Program authorized up to 8.25 million shares of common stock for stock options, performance stock options, restricted stock and performance share awards. The Unocal Stock Option Plan, the Special Stock Option Plan of 1996 and the Management Incentive Programs of 1991 and 1985 authorized up to 8 million, 1.1 million, 11 million and 9 million shares of common stock, respectively, for stock options, restricted stock and performance share awards. The Directors' Restricted Stock Units Plan authorized the issuance of up to 300,000 shares of common stock.

Stock options generally have a maximum term of ten years and generally vest over a three-year period at a rate of 50 percent the first year and 25 percent per year in each of the two succeeding years. Under the Performance Stock Option Plan included in the Management Incentive Program of 1998, 3.4 million performance stock options were awarded to 13 senior executives at the price of $51.01 per share. These options vest in March 2001, subject to certain additional vesting requirements related to the common stock price. These performance stock options were granted in combination with approximately 1.8 million limited stock appreciation rights at the price of $38.69 per share, which become fully vested and payable following certain change-in-control events as defined in the Performance Stock Option Plan.

The option price for grants under all plans may not be less than the fair market value of the common stock on the date the option is granted. Restrictions may be imposed for a period of five years on certain shares acquired through the exercise of options granted after 1990 under the Management Incentive Programs of 1985, 1991, and 1998. Generally, restricted stock awards are based on the average closing price of the common stock for the last 30 trading days of the year prior to the grant date or on the average price of the common stock on the trading day that the stock is awarded. Restricted shares are not delivered until the end of the restricted period, which does not exceed ten years. Performance share awards have four-year terms and are generally paid out 50 percent in shares of common stock and 50 percent in cash. The amount of the payout is based on the return of the company's common stock relative to the total average return on the common stocks of a peer group of companies, subject to further downward adjustments by the Management Development and Compensation Committee.

A summary of the company's stock plans for the last three years is presented below:


                                                                                        Weighted             Weighted
                                                                                    Average Option         Average Grant
                                                                  Number of          Exercise Price       Date Fair Value
                                                               Options/Shares          Per Share             Per Share
----------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1997                                5,109,204                  $ 29                   $ -
Options granted during year                                             872,720                    39                    39
Options exercised during year                                          (605,430)                   28                     -
Options canceled/forfeited during year                                 (454,466)                   31                     -
                                                             -------------------
Options outstanding at December 31, 1997                              4,922,028                    31                     -
Options exercisable at December 31, 1997                              3,370,712                    29                     -
Restricted stock awarded during year                                    642,187                     -                    38
Performance shares awarded during year                                  197,505                     -                    40
----------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1998                                4,922,028                  $ 31                   $ -
Options granted during year                                           4,754,518                    46                    46
Options exercised during year                                          (214,343)                   27                     -
Options canceled/forfeited during year                                 (187,281)                   37                     -
                                                             -------------------
Options outstanding at December 31, 1998                              9,274,922                    39                     -
Options exercisable at December 31, 1998                              4,310,814                    31                     -
Restricted stock awarded during year                                    110,334                     -                    38
Performance shares awarded during year                                  215,177                     -                    39
----------------------------------------------------------------------------------------------------------------------------
Options outstanding at January 1, 1999                                9,274,922                  $ 39                   $ -
Options granted during year                                           2,138,280                    40                    40
Options exercised during year                                          (993,412)                   29                     -
Options canceled/forfeited during year                                 (431,953)                   43                     -
                                                             -------------------
Options outstanding at December 31, 1999                              9,987,837                    40                     -
Options exercisable at December 31, 1999                              4,595,864                    33                     -
Restricted stock awarded during year                                    173,089                     -                    34
Performance shares awarded during year                                  287,742                     -                    37
----------------------------------------------------------------------------------------------------------------------------

Under the Management Incentive Program of 1998, the Unocal Stock Option Plan, and the Directors' Restricted Stock Units Plan, there were 3,979,218 shares, 6,529,032 shares, and 142,357 shares respectively, available at year-end 1999 for stock option grants as well as other awards. No additional grants may be awarded under the Management Incentive Programs of 1985 and 1991, or the Special Stock Option Plan of 1996. The balance of unused shares under the 1985 and 1991 Management Incentive Programs is 5,434,669 shares.

Significant option groups outstanding at December 31, 1999 and related weighted average price and life information follows:

        Options Outstanding                                                             Options Exercisable
-------------------------------------------------------------------                 -----------------------------
                                       Weighted         Weighted                                      Weighted
                         Number         Average          Average                        Number         Average
     Range of         Outstanding      Remaining        Exercise                     Exercisable      Exercise
  Exercise prices     at 12/31/99    Life (years)         Price                      at 12/31/99        Price
-------------------------------------------------------------------                 -----------------------------
     $21 - $24              409,276            1.8             $22                         409,276           $22
     $25 - $30            1,298,602            4.1             $28                       1,298,602           $28
     $31 - $33            1,175,210            6.5             $33                       1,158,544           $33
     $34 - $38            1,661,238            9.2             $37                         444,109           $37
     $39 - $45            2,171,305            7.9             $39                       1,285,333           $39
     $46 - $51            3,272,206            8.4             $51                               -           $51
-------------------------------------------------------------------                 -----------------------------

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                                              1999     1998       1997
---------------------------------------------------------------------------------------
 Expected life (years)                                           4        4          4
 Interest rate                                                5.6%     5.2%       6.4%
 Volatility                                                  36.6%    34.7%      28.1%
 Dividend yield                                               2.1%     2.2%       2.0%
---------------------------------------------------------------------------------------

The company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation. Stock-based compensation expense recognized in the company's consolidated earnings statement was $31 million in 1999, $42 million in 1998, and $32 million in 1997. These amounts include expenses related to the company's various cash incentive plans that are paid to certain employees based upon the return of the company's common stock relative to the average return on the common stock of a peer group of companies. Had the company recorded compensation expense using the accounting method recommended by FAS No. 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

Millions of dollars except per share amounts                             1999     1998       1997
--------------------------------------------------------------------------------------------------
 Net earnings
    As reported                                                         $ 137    $ 130      $ 581
    Pro forma                                                             125      118        575
 Net basic earnings per share
    As reported                                                         $0.57    $0.54      $2.34
    Pro forma                                                            0.52     0.49       2.32
--------------------------------------------------------------------------------------------------

NOTE 24 - FINANCIAL INSTRUMENTS AND COMMODITY HEDGING

The company does not hold or issue financial instruments for trading purposes other than those that are hydrocarbon based.

The counterparties to the company's financial instruments include regulated exchanges, international and domestic financial institutions and other industrial companies. All of the counterparties to the company's financial instruments must pass certain credit requirements deemed sufficient by management before trading physical commodities or financial instruments with the company. Even though these counterparties may expose the company to losses in the event of non-performance, it does not anticipate that such losses will be realized. In the opinion of management, the off-balance-sheet credit risk associated with these instruments is immaterial.

Interest rate contracts - The company enters into interest rate swap contracts to manage its debt with the objective of minimizing the company's borrowing costs. Net payments or receipts under the contracts are recorded in interest expense on a current basis. The related amounts payable to, or receivable from, the counterparties are included in interest payable on the consolidated balance sheet. Northrock had interest rate swap contracts outstanding at year-end 1999 that effectively reduced the interest rates on $60 million of its Canadian dollar senior debt borrowings. The fixed interest rates now range from 5.14 percent to 6.03 percent (see note 16). The fair values of the interest rate swap contracts at December 31, 1999 were immaterial. The company had no interest rate swap contracts outstanding at December 31, 1998.

The company may also enter into interest rate option contracts to protect its interest rate positions, depending on market conditions. In February 1999, the company sold $350 million of 7.50 percent 30-year debentures and terminated a related U.S. Treasury interest rate option, which it purchased in 1998. There were no interest rate option contracts outstanding at December 31, 1999. The fair value of the U.S. Treasury interest rate option outstanding at December 31, 1998 was immaterial.

Foreign currency contracts - The company enters into various foreign currency contracts such as forwards, swaps, and option contracts to manage its exposures to adverse impacts of foreign currency fluctuations related to its outstanding debt and other obligations. Foreign currency gains or losses on outstanding contracts generally offset the foreign currency gains or losses of the underlying obligations. Where the company has employed foreign currency contracts to hedge its firm commitments denominated in a foreign currency, gains and losses related to foreign currency exchange rate fluctuations are deferred and recognized as components of the transactions at settlement. For financial reporting purposes, fair values for foreign currency contracts were determined by comparing the contract rates to the forward rates in effect at December 31 and represent the estimated costs the company would incur, or proceeds the company would receive, if the contracts were terminated at year-end.

At December 31, 1999, the company's wholly-owned Canadian subsidiary had a currency swap contract outstanding that was designed to swap a $60 million denominated loan back to its functional Canadian dollar currency. The company also had a corresponding Canadian dollar currency swap contract designed to mitigate exchange rate fluctuations to the consolidated company related to the subsidiary's swapped Canadian dollar loan. Northrock also had currency swap contracts outstanding that were designed to swap its $75 million debt back to its functional Canadian dollar currency (see note 16). The fair values of the currency swap contracts at December 31, 1999 were approximately $(3) million. The company had no currency swap contracts outstanding at year-end 1998.

The company had foreign currency forward contracts to purchase $30 million of Thai baht and $13 million of Dutch guilders outstanding at year-end 1999. The contracts were designed to hedge the company's exposure for foreign currency denominated obligations. The fair values of the baht contracts were approximately $2 million at December 31, 1999. The fair values of the guilder contracts were immaterial. Northrock also had foreign currency forward contracts for the sale of $193 million outstanding at year-end

1999 that were designed to mitigate its exposure to the dollar indexed prices it receives for the sale of its Canadian crude oil, related to the years 2000 through 2005. The fair values of the forward sales contracts at December 31, 1999 were approximately $(4) million.

At December 31, 1998 the company had foreign currency forward contracts to purchase $101 million of Thai baht and $53 million of Canadian dollar contracts outstanding. The fair values of the baht contracts were approximately $6 million. The fair value of the Canadian dollar contracts were immaterial.

Commodity hedging activities - The company uses hydrocarbon derivative financial instruments (derivatives), such as futures contracts, swaps and options, to hedge its exposure to fluctuations in prices of crude oil and natural gas (non-trading activities). Generally, derivatives have been used to limit the company's exposure to adverse price fluctuations. In some cases, the instruments may also limit the company's ability to participate fully in future gains from favorable commodity price movements. Derivatives used in the company's non-trading activities are accounted for as hedges, with unrealized gains and losses deferred and recognized as a component of crude oil and natural gas revenues upon the sale of the underlying production. The company determines its unrealized gains and losses using dealer quotes, where available, or by financial modeling using underlying commodity prices.

The company had futures contracts for the purchase of 5.4 million barrels of crude oil outstanding at year-end 1999. These crude oil futures contracts primarily offset the fixed price risk associated with the company's prepaid forward sales (see note 25). The company had pre-tax unrealized gains of $7 million attributable to the futures contracts that approximated the pre-tax unrealized losses on the corresponding prepaid forward sales at year-end 1999. There were no futures contracts for the sale of crude oil related to the company's non-trading activities outstanding at year-end 1999. Pre-tax unrealized losses related to the company's non-trading natural gas futures activities were immaterial at December 31, 1999.

The company had futures contracts outstanding to purchase approximately 7 million barrels of crude oil at December 31, 1998. The contracts primarily offset the fixed price risk associated with pre-paid crude oil sales, which were delivered during 1999. Pre-tax unrealized losses on the contracts approximated pre-tax unrealized gains on the related prepaid forward sales and were immaterial at year-end 1998. Pre-tax unrealized gains related to the company's non-trading natural gas futures activities were immaterial at December 31, 1998.

At December 31, 1999, the company had crude oil option contracts outstanding with several counterparties. The options were used to establish floor prices or ranges of collar prices for the company's worldwide 2000 production. Pre-tax unrealized losses related to the oil option contracts were approximately $11 million at December 31, 1999. Approximately half of this amount related to Northrock. After minority interests, the company's share of the pre-tax unrealized losses would approximate $8 million. Pre-tax unrealized losses related to the company's non-trading crude oil option activities were immaterial at year-end 1998.

At December 31, 1999, Northrock also had natural gas option contracts outstanding with various counterparties. The options were used to establish floor prices or ranges of collar prices for Northrock's 2000 through 2002 natural gas production. Pre-tax unrealized losses related to the natural gas option contracts were approximately $7 million at December 31, 1999. After minority interests, the company's share of the pretax unrealized losses would approximate $3 million. At December 31 1998, the company's pre-tax unrealized gains related to its non-trading natural gas option activities were approximately $15 million.

The company had a nine-year natural gas price swap agreement outstanding at year-end 1999 related to a fixed price prepaid forward sale the company entered into in late 1998. The agreement primarily refloats the fixed price for the payment the company received in January 1999. A counterparty to the swap agreement remits monthly payments to the company, based upon delivered volumes priced at the current-index, in exchange for the company's payment, which is based upon delivered volumes and priced at the fixed-amount included in the swap agreement. The pre-tax unrealized gain related to the swap agreement at December 31, 1999, was approximately $20 million. This gain is offset by a corresponding loss on the fixed price physical sales contract (see note 25).

Northrock has various long-term natural gas sales contracts outstanding containing fixed-price pricing structures. The contract years range from years 2000 through 2004. Northrock's contracted daily delivery requirements for natural gas (net of required purchases) range from a high of 87 million cubic feet per day in 2000, successively declining each year to approximately 45 million cubic feet per day in 2004. Pre-tax unrealized losses related these contracts were estimated to be approximately $18 million at December 31, 1999. After minority interests, the company's share of pre-tax unrealized losses would approximate $9 million.

Commodity trading activities - To better manage its risk profile, the company trades hydrocarbon commodities and related derivatives, including futures, forwards, options and swaps, based upon expectations of future market conditions. The company recorded pre-tax losses of approximately $9 million in 1999 and pre-tax gains of $5 million in 1998 related to the trading of its derivatives.

Listed below are the fair values and physical notional amounts related to the company's derivative trading activities:

-------------------------------------------------------------------------------------------------------------------
                             Natural Gas                Liquids (a)                        Natural Gas
-------------------------------------------------------------------------------------------------------------------
Commodity-based          Notional                       Notional                       Notional
derivatives used in       Volumes       Fair Value       Volumes       Fair Value       Volumes       Fair Value
trading activities        (bcfs)    Asset (Liability)   (mmbbls)   Asset (Liability)    (bcfs)    Asset (Liability)
                      ---------------------------------------------------------------------------------------------
----------------------  Dec. 31,  Dec. 31,   Average   Dec. 31,  Dec. 31,   Average   Dec. 31,  Dec. 31,   Average
Millions of dollars       1999      1999     for 1999    1999      1999     for 1999    1998      1998     for 1998
-------------------------------------------------------------------------------------------------------------------
Futures:
  Long                        3     $  7      $  8           2     $ 41        $ 66         1     $  1      $  5
  Short                       -        -        (6)         (2)     (45)        (44)       (1)      (2)      (13)
Options:
  Held                       17     $  -      $  4           2     $  1      $    7         1     $  -      $  -
  Written                   (36)      (6)       (2)        (15)      (9)        (10)       (6)      (1)       (1)
Swaps:
  Pay                       (37)    $(68)     $(43)         (5)    $(114)    $  (73)       (6)    $(12)     $(34)
  Receive                    37       66        42           5       121         76         6       12        34
-------------------------------------------------------------------------------------------------------------------
(a) includes crude oil and petroleum-based products.
----------------------------------------------------------------------------
                                                      Liquids (a)
----------------------------------------------------------------------------
Commodity-based                              Notional
derivatives used in                           Volumes       Fair Value
trading activities                           (mmbbls)   Asset (Liability)
                                             -------------------------------
---------------------                        Dec. 31,   Dec. 31,   Average
Millions of dollars                           1998       1998    for 1998
----------------------------------------------------------------------------
Futures:
  Long                                            8       $ 91     $ 50
  Short                                          (8)       (99)     (57)
Options:
  Held                                            3       $  -     $  2
  Written                                        (2)         -       (3)
Swaps:
  Pay                                            (3)      $(36)    $(21)
  Receive                                         3         37       21
--------------------------------- ------------------------------------------
(a) includes crude oil and petroleum-based products.

Fair values for debt and other long-term instruments -The estimated fair value of the company's long-term debt was $2,823 million and $2,674 million at year-end 1999 and 1998, respectively. Fair value was based on the discounted amounts of future cash outflows using the rates offered to the company for debt with similar remaining maturities.

The estimated fair values of Unocal Capital Trust's 6.25 percent convertible preferred securities were $513 million and $511 million at year-end 1999 and 1998, respectively. Fair values were based on the trading prices of the preferred securities on December 31, 1999 and 1998.

Concentrations of credit risks - Financial instruments that potentially subject the company to concentrations of credit risks primarily consist of temporary cash investments and trade receivables. The company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The concentration of trade receivable credit risk is generally limited due to the company's customers being spread across industries in several countries. The company's management has established certain credit requirements that its customers must meet before sales credit is extended. The company monitors the financial condition of its customers to help ensure collections and to minimize losses.

The majority of the company's trade receivables balance at December 31, 1999 was attributable to the sale of crude oil and natural gas produced by the company or purchased by the company for resale. The company has receivable concentrations for its crude oil and natural gas sales and geothermal steam and related electricity sales in certain Asian countries that are subject to currency fluctuations and other factors affecting the region. At December 31, 1999, approximately $103 million or 10 percent of the company's accounts receivable balance was outstanding and due from the Petroleum Authority of Thailand. This amount primarily represents sales of natural gas production produced from the company's fields within the Kingdom of Thailand. No other individual crude oil and natural gas customer made up ten percent or more of the company's consolidated trade receivable balance outstanding at December 31, 1999.

As of December 31, 1999, the company had a gross receivable balance of approximately $182 million related to its geothermal operations in Indonesia. Approximately $71 million which was related to Gunung Salak electric generating Units 1, 2, and 3, of which $68 million represents past due amounts and accrued interest resulting from partial payments for March 1998 through December 1999. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $111 million primarily relates to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables were recorded in 1998 and 1999. The company is vigorously pursuing collection of the outstanding receivables.

The company has provided for a portion of these receivables in 1998 and 1999. Approximately 50 percent of the gross outstanding receivable balance was included in accounts and notes receivables and the remainder was included in investments and long-term receivables on the consolidated balance sheet, net of provisions.

NOTE 25 - ADVANCE SALES OF NATURAL GAS AND CRUDE OIL

The company entered into a long-term fixed price natural gas sales contract for the delivery of 72 million cubic feet of gas per day beginning on January 1, 1999 and ending on December 31, 2009. In January 1999, the company received a non-refundable payment of approximately $120 million pursuant to the contract. The company will also receive a fixed monthly reservation fee over the life of the contract. The company entered into a ten-year natural gas price swap agreement, which effectively refloats the fixed price that the company received under the long-term natural gas sales contract. The company did not dedicate a portion of its natural gas reserves to the contract and it has the option to satisfy contract delivery requirements with natural gas purchased from third parties. Accordingly, the obligation associated with the future delivery of the natural gas has been recorded as deferred revenue and will be amortized into revenue as scheduled deliveries of natural gas are made through out the contract period. Of the remaining unamortized balance at year-end 1999, approximately $97 million related to deliveries scheduled to be made in the years 2001 through 2009 and was recorded in other deferred credits and liabilities on the consolidated balance sheet. Approximately $12 million was included in other current liabilities on the consolidated balance sheet.

In 1999, the company entered into prepaid crude oil sales contracts to deliver approximately 5.4 million barrels of crude oil in 2000. The delivery periods are from March 2000 through September 2000. In exchange for the crude oil to be provided, the company received advance payments of approximately $110 million in 1999. The company entered into crude oil futures contracts which effectively refloats the fixed prices that the company received under the prepaid crude oil sales contracts. The company did not dedicate a portion of its oil reserves to the contract and it has the option to satisfy contract delivery requirements with crude oil purchased from third parties. Accordingly, the obligation associated with the future delivery of the crude oil has been recorded as deferred revenue and will be amortized into revenue as scheduled deliveries of crude oil are made through out 2000. The obligation was included in other current liabilities on the consolidated balance sheet.

NOTE 26 - SUMMARIZED FINANCIAL DATA OF UNION OIL

Unocal Corporation is the parent of Union Oil Company of California. Virtually all operations are conducted by Union Oil and its subsidiaries.

Summarized financial information for Union Oil and its consolidated subsidiaries is presented below:

                                                                                       Years Ended December 31
                                                                                ------------------------------------
Millions of dollars                                                                1999           1998         1997
--------------------------------------------------------------------------------------------------------------------
Total revenues                                                                  $ 6,057        $ 5,103      $ 5,625
Total costs and other deductions, including income taxes                          5,916          4,988        4,992
--------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before discontinued
   operations and extraordinary item                                              $ 141          $ 115        $ 633
Discontinued operations
  Agricultural products
   Earnings/(loss) from operations (net of taxes)                                    (1)            37           54
  Refining, marketing and transportation
   Gain/(loss) on disposal (net of taxes)                                            25              -          (50)
Extraordinary item - early extinguishment of debt (net of  taxes)                     -              -          (38)
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                                      $ 165          $ 152        $ 599
--------------------------------------------------------------------------------------------------------------------

                                                                  At December 31
                                                               ----------------------
Millions of dollars                                              1999           1998
-------------------------------------------------------------------------------------
Current assets                                                $ 1,631        $ 1,388
Noncurrent assets                                               7,352          6,583
Current liabilities                                             1,558          1,406
Noncurrent liabilities                                          4,702          3,852
Shareholder's equity                                            2,723          2,713
-------------------------------------------------------------------------------------

NOTE 27 - MINORITY INTERESTS

In April 1999, the company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. (Spirit LP), a limited partnership. In exchange for its overriding royalty contributions, valued at $304 million, the company received an initial general partnership interest of approximately 55 percent in Spirit LP. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. The fixed-price overrides are subject to economic limitations of production from the affected fields. The limited partner is entitled to receive a priority allocation of profits and cash distributions. The limited partner's share has a maximum term of 20 years, but may terminate after six years, subject to certain conditions. For 1999, the minority interests in earnings were paid out to the limited partner as cash distributions and amounted to approximately $12 million. The company's minority interest on the consolidated balance sheet related to this transaction remained at approximately $250 million at December 31, 1999.

As discussed in note 3, the company acquired an approximate 48 percent controlling interest in Northrock. The company's minority interest on the consolidated balance sheet related to Northrock at December 31, 1999 was approximately $158 million.

NOTE 28 - SEGMENT AND GEOGRAPHIC DATA

The company's reportable segments are as follows:

                      Exploration and Production Segment

Included in this category are Spirit Energy 76 (Spirit) and Alaska oil and gas operations. The Spirit business unit is responsible for oil and gas operations in the Lower 48 U.S., with emphasis on the onshore, continental shelf and deepwater areas of the Gulf of Mexico region and on the Permian Basin in West Texas. A substantial portion of Spirit's crude oil and natural gas production is sold to the company's Global Trade segment. The remainder is sold under contract to third parties, sold in the spot market or, in the case of Alaska natural gas production, used in the company's Agricultural Products business unit operations.

The company's international operations include the company's oil and gas exploration and production activities outside of the U.S. The company produces crude oil and natural gas in eight foreign countries: Thailand, Indonesia, Canada, Myanmar, Azerbaijan, Bangladesh, The Netherlands and the Democratic Republic of Congo. The company is also involved in exploration and development activities in Asia, Latin America and West Africa. In 1999, $571 million, or approximately 10 percent, of the company's total external sales and operating revenues were attributable to the sale of natural gas and condensate to the Petroleum Authority of Thailand. The company's international crude oil is primarily sold to third parties at spot market prices.

                             Global Trade Segment

The Global Trade segment conducts most of the company's worldwide crude oil, condensate and natural gas trading and marketing activities and is responsible for commodity-specific risk management activities on behalf of most of the company's exploration and production segment. Global Trade also purchases crude oil, condensate and natural gas from certain of the company's royalty owners, joint venture partners and other unaffiliated oil and gas producers for resale. In addition, Global Trade takes pricing positions in hydrocarbon derivative instruments. Starting in 1999, Global Trade began to manage the company's Pipelines business unit, which holds the company's equity interests in affiliated pipeline companies.

                    Geothermal and Power Operations Segment

This business segment supplies geothermal steam for power generation, with current operations in the Philippines and Indonesia. The segment's activities also include the operation of power plants in Indonesia and an equity interest in a gas-fired power plant in Thailand, scheduled to come on line in the second quarter of 2000.

                              Carbon and Minerals

The Carbon and Minerals business unit produces and markets petroleum coke, graphites and specialty minerals, including lanthanides, molybdenum and niobium. The Other category includes the company's former equity interest in The UNO-VEN Company prior to its May 1, 1997 restructuring.

                           Corporate and Unallocated

Corporate and Unallocated expense includes general corporate overhead, non-exploration and production new venture activities, miscellaneous operations including real estate and other unallocated costs. Financial data for businesses that were sold or being phased-out, particularly for prior years, are also included in the Corporate and Unallocated segment.

Discontinued operations includes the operating results of the company's Agricultural Products business activities, which are scheduled to be sold in the second quarter of 2000 (refer to note 9, discontinued operations, for further detail), and adjustments to the loss on disposal of the company's West Coast refining, marketing and transportation assets.

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


SEGMENT DATA

                                               ---------------------------------------------------------------------------------
1999 Segment Information                                     Exploration & Production
Millions of dollars                                   United States             International      Global Trade       Geothermal
                                                      -------------             -------------                          & Power
                                                  Spirit                      Far                                     Operations
                                                 Energy 76      Alaska        East     Other  Global Trade  Pipelines
                                               ---------------------------------------------------------------------------------
External sales & operating revenues                  $ 72       $ 129       $ 723       $ 263     $ 4,301      $ 38       $ 153
 Other revenues (loss)                                  7           -           -          18           4        58          12
Inter-segment revenues                                974          63         177          65           8        10           -
                                               ---------------------------------------------------------------------------------
Total                                               1,053         192         900         346       4,313       106         165

Income (loss) from equity affiliates                    3           -          (3)         (1)          7        64           -
Depreciation, depletion & amortization                385          53         207         117           1        12          22
Dry hole expense                                       82           -          41          25           -         -           -

Operating profit (loss) before income taxes
  and minority interests in earnings                   78          50         390         (26)         (7)       73          45
    Income taxes (benefit)                             22          19         166         (19)         (5)       11          17
    Minority interests in earnings                     11           -           -           5           -         -           -
                                               ---------------------------------------------------------------------------------
After-tax operating profit (loss)                      45          31         224         (12)         (2)       62          28
    Discontinued operations (net)                       -           -           -           -           -         -           -
                                               ---------------------------------------------------------------------------------
Net earnings (loss)                                    45          31         224         (12)         (2)       62          28

Capital expenditures                                  530          28         321         229           3         7          13
Assets                                              2,178         326       1,856       1,537         439       299         495
Investment in equity affiliates                        87           -         192          19           4       185          24
                                               ---------------------------------------------------------------------------------

                                               ---------------------------------------------------------------------------------
                                               Carbon &                    Corporate & Unallocated                       Totals
                                               Minerals
                                                         Administrative  Net Interest Environmental   New
                                                            & General      Expense    & Litigation  Ventures  Other (a)
                                               ---------------------------------------------------------------------------------
External sales & operating revenues                 $ 159         $ -         $ -         $ -         $ -       $ 4      $5,842
 Other revenues (loss)                                 25           -          21           -           -        70         215
Inter-segment revenues                                  -           -           -           -           -    (1,297)          -
                                               ---------------------------------------------------------------------------------
Total                                                 184           -          21           -           -    (1,223)      6,057

Income from equity affiliates                          29           -           -           -           -         1         100
Depreciation, depletion & amortization                 11           -           -           -           -        10         818
Dry hole expense                                        -           -           -           -           -         -         148

Operating profit (loss) before income taxes
  and minority interests in earnings                   23        (117)       (176)        (49)        (18)      (16)        250
    Income taxes (benefit)                              -         (36)        (36)        (18)         (4)        4         121
    Minority interests in earnings                      2           -          (2)          -           -         -          16
                                               ---------------------------------------------------------------------------------
After-tax operating profit (loss)                      21         (81)       (138)        (31)        (14)      (20)        113
    Discontinued operations (net)                       -           -           -           -           -        24          24
                                               ---------------------------------------------------------------------------------
Net earnings (loss)                                    21         (81)       (138)        (31)        (14)        4         137

Capital expenditures (b)                               12           -           -           -           8        20  (b)  1,171 (b)
Assets (c)                                            277           -           -           -          32     1,528  (c)  8,967 (c)
Investment in equity affiliates                        42           -           -           -           -         3         556
                                               ---------------------------------------------------------------------------------

(a) Includes eliminations and consolidation adjustments.
(b) Includes capital expenditures for discontinued operations(Agricultural Products) of $10 million.
(c) Includes assets for discontinued operations(Agricultural Products) of $289 million.

                                             ---------------------------------------------------------------------------------------
1998 Segment Information                                   Exploration & Production
Millions of dollars                                 United States            International        Global Trade           Geothermal
                                                    -------------            -------------                                & Power
                                                 Spirit                   Far                                            Operations
                                               Energy 76    Alaska       East        Other     Global Trade  Pipelines
                                             ---------------------------------------------------------------------------------------
External sales & operating revenues            $  106        $110     $  723          $161         $3,057      $ 40         $168
 Other revenues (loss)                             30           1        (24)          179              -        68           47
Inter-segment revenues                            918          74        250            11              1         9            -
                                             ---------------------------------------------------------------------------------------
Total                                           1,054         185        949           351          3,058       117          215

Income (loss) from equity affiliates               (2)          -         (4)            1              -        63           10
Depreciation, depletion & amortization            410          71        212            68              1        10           21
Dry hole expense                                  121           -         42            21              -         -            -

Operating profit (loss) before income taxes
  and minority interests in earnings                -           9        443            53             33        81           77
    Income taxes (benefit)                          -           3        248            12             12        14           25
    Minority interests in earnings                  2           -          -             -              -         -            -
                                             ---------------------------------------------------------------------------------------
After-tax operating profit (loss)                  (2)          6        195            41             21        67           52
    Discontinued operations (net)                   -           -          -             -              -         -            -
                                             ---------------------------------------------------------------------------------------
Net earnings (loss)                                (2)          6        195            41             21        67           52

Capital expenditures                              767          43        472           290              2        28           26
Assets                                          2,094         329      1,848           641            317       298          598
Investment in equity affiliates                     6           -        197            22             (3)      183           23
                                             ---------------------------------------------------------------------------------------

                                             ---------------------------------------------------------------------------------------
                                             Carbon &                  Corporate & Unallocated                           Totals
                                             Minerals
                                                       Administrative  Net Interest  Environmental   New
                                                         & General        Expense    & Litigation  Ventures  Other (a)
                                             ---------------------------------------------------------------------------------------

External sales & operating revenues             $ 207        $   -      $   -        $   -           $  -   $    55       $4,627
 Other revenues (loss)                             32            -         33            -             (1)      111          476
Inter-segment revenues                              -            -          -            -              -    (1,263)           -
                                             ---------------------------------------------------------------------------------------
Total                                             239            -         33            -             (1)   (1,097)       5,103

Income from equity affiliates                      26            -          -            -              -         2           96
Depreciation, depletion & amortization             44            6          -            -              -         6          849
Dry hole expense                                    -            -          -            -              -         -          184

Operating profit (loss) before income taxes
  and minority interests in earnings              (28)        (114)      (144)        (161)           (33)       52          268
    Income taxes (benefit)                        (19)         (35)       (31)         (59)           (11)        9          168
    Minority interests in earnings                  5            -          -            -              -         -            7
                                             ---------------------------------------------------------------------------------------
After-tax operating profit (loss)                 (14)         (79)      (113)        (102)           (22)       43           93
    Discontinued operations (net)                   -            -          -            -              -        37           37
                                             ---------------------------------------------------------------------------------------
Net earnings (loss)                               (14)         (79)      (113)        (102)           (22)       80          130

Capital expenditures (b)                           42            -          -            -              1        33  (b)   1,704 (b)
Assets (c)                                        419            -          -            -              -     1,408  (c)   7,952 (c)
Investment in equity affiliates                    47            -          -            -              -         4          479
                                             ---------------------------------------------------------------------------------------

(a) Includes eliminations and consolidation adjustments.
(b) Includes capital expenditures for discontinued operations(Agricultural Products) of $8 million.
(c) Includes assets for discontinued operations (Agricultural Products) of $305 million.

                                             ---------------------------------------------------------------------------------------
1998 Segment Information                                   Exploration & Production
Millions of dollars                                 United States            International        Global Trade           Geothermal
                                                    -------------            -------------                                & Power
                                                 Spirit                   Far                                            Operations
                                               Energy 76    Alaska       East        Other     Global Trade  Pipelines
                                             ---------------------------------------------------------------------------------------
External sales & operating revenues            $   138      $   136   $  798       $   229       $ 3,427     $   33     $  121
 Other revenues (loss)                              11           --      (13)           (3)           --         60         (4)
Inter-segment revenues                           1,279          138      356            30            25         14         --
                                             ---------------------------------------------------------------------------------------
Total                                            1,428          274    1,141           256         3,452        107        117


Income (loss) from equity affiliates                --           --       --             1            --         58         (7)
Depreciation, depletion & amortization             468           53      303            69            --          7         20
Dry hole expense                                    29           --       69             1            --         --         11

Operating profit (loss) before income taxes
  and minority interests in earnings               305           96      503           (33)           27         70         31
    Income taxes (benefit)                         114           36      111            12            11         11          5
    Minority interests in earnings                   5           --       --            --            --         --         --
                                             ---------------------------------------------------------------------------------------
After-tax operating profit (loss)                  186           60      392           (45)           16         59         26
    Discontinued operations (net)                   --           --       --            --            --         --         --
    Early extinguishment of debt  (net)             --           --       --            --            --         --         --
                                             ---------------------------------------------------------------------------------------
Net earnings (loss)                                186           60      392           (45)           16         59         26

Capital expenditures                               331           36      609           192            --         11        102
Assets                                           1,878          388    1,534           658           357        308        511
Investment in equity affiliates                     --           --      155            12            (4)       192          5
                                             -----------------------------------------------------------------------------------

                                            -------------------------------------------------------------------------------------
                                             Carbon &                  Corporate & Unallocated                           Totals
                                             Minerals
                                                       Administrative  Net Interest  Environmental   New
                                                         & General        Expense    & Litigation  Ventures  Other (a)
                                            -------------------------------------------------------------------------------------
External sales & operating revenues          $   371   $    58   $  --     $  --      $  --      $  --      $    31    $ 5,342
 Other revenues (loss)                           167        --      --        42         --         --           23        283
Inter-segment revenues                            --        --      --        --         --         --       (1,842)        --
                                            -------------------------------------------------------------------------------------
Total                                            538        58      --        42         --         --       (1,788)     5,625

Income from equity affiliates                     47        53      --        --         --         --            2        154
Depreciation, depletion & amortization            12        --      --        --         --         --           12        944
Dry hole expense                                  --        --      --        --         --         --           --        110

Operating profit (loss) before income taxes
  and minority interests in earnings             109        45    (121)     (133)      (146)       (49)          (7)       697
    Income taxes (benefit)                        33         7     (40)      (27)       (55)       (16)        (129)        73
    Minority interests in earnings                 4        --      --        --         --         --           --          9
                                            -------------------------------------------------------------------------------------

After-tax operating profit (loss)                 72        38     (81)     (106)       (91)       (33)         122        615
    Discontinued operations (net)                 --        --      --        --         --         --            4          4
    Early extinguishment of debt  (net)           --        --      --        --         --         --          (38)       (38)
                                            -------------------------------------------------------------------------------------

Net earnings (loss)                               72        38     (81)     (106)       (91)       (33)          88        581

Capital expenditures (b)                          30        --      --        --         --         --           67 (b)  1,378 (b)
Assets (c)                                       376        --      --        --         --         --        1,520 (c)  7,530 (c)
Investment in equity affiliates                   51        --      --        --         --         --            2        413
                                            -------------------------------------------------------------------------------------

(a) Includes eliminations and consolidation adjustments.
(b) Includes capital expenditures for discontinued operations(Agricultural Products) of $18 million.
(c) Includes assets for discontinued operations(Agricultural Products) of $316 million.

GEOGRAPHIC INFORMATION


                                                 ------------------------------------------------------
1999 Geographic Disclosures
Millions of dollars                                 United States (a)       Thailand        Indonesia
                                                 ------------------------------------------------------
Sales and operating revenues
   from continuing operations                            $ 4,333            $   618            $   483
Long lived assets: (a)
      Gross                                                8,698              2,641              2,063
      Net                                                  2,626                952                657

                                                 ---------------------------------------------------------------------------
 1999 Geographic Disclosures                                                   Other            Corporate &
Millions of dollars                                 Other Far East         International        Unallocated        Total (a)
                                                 ---------------------------------------------------------------------------

Sales and operating revenues
   from continuing operations                        $    49                  $   363            $    (4)          $ 5,842
Long lived assets: (a)
      Gross                                              605                    2,127                387            16,515
      Net                                                182                    1,399                164             5,980

          (a) Includes long lived assets for discontinued business (Agricultural Products) of $621 million (gross) / $197 million (net).

                                                 ------------------------------------------------------
 1998 Geographic Disclosures
Millions of dollars                                 United States (a)       Thailand        Indonesia
                                                 ------------------------------------------------------
Sales and operating revenues
   from continuing operations                            $ 3,157            $   595          $   531
Long lived assets: (a)
      Gross                                                8,823              2,537            1,928
      Net                                                  2,792                982              582

                                                 ---------------------------------------------------------------------------
 1998 Geographic Disclosures                                                   Other            Corporate &
Millions of dollars                                 Other Far East         International        Unallocated        Total (a)
                                                 ---------------------------------------------------------------------------

Sales and operating revenues
   from continuing operations                        $    40                  $   250            $    54           $ 4,627
Long lived assets: (a)
      Gross                                              491                    1,271                419            15,469
      Net                                                186                      535                199             5,276


          (a) Includes long lived assets for discontinued business (Agricultural Products) of $681 million (gross) / $203 million (net).

                                                 -------------------------------------------------------------
 1997 Geographic Disclosures
Millions of dollars                                 United States (a)       Thailand        Indonesia
                                                 -------------------------------------------------------------
Sales and operating revenues
   from continuing operations                          $ 3,476              $   674            $   679
Long lived assets: (a)
      Gross                                              8,429                2,390              1,685
      Net                                                2,622                  944                412

                                                 ---------------------------------------------------------------------------
 1997 Geographic Disclosures                                                Other              Corporate &
Millions of dollars                                 Other Far East         International        Unallocated        Total (a)
                                                 ---------------------------------------------------------------------------
Sales and operating revenues
   from continuing operations                          $      47             $   434             $    32            $ 5,342
Long lived assets: (a)
      Gross                                                  360               1,419                 429             14,712
      Net                                                    111                 522                 205              4,816

       (a) Includes long lived assets for discontinued business (Agricultural Products) of $679 million (gross) / $216 million (net).

NOTE 29 - SUBSEQUENT EVENTS

On January 5, 2000, the Board of Directors adopted a new stockholder rights plan (2000 Rights Plan) to replace the 1990 Rights Plan (see note 22). The Board declared a dividend of one preferred share purchase right (new Right) for each share of common stock outstanding, which was paid to stockholders of record on January 29, 2000, when the rights outstanding under the 1990 Rights Plan expired. The Board also authorized the issuance of one new Right for each common share issued after January 29, 2000, and prior to the earlier of the date on which the new Rights become exercisable, the redemption date or the expiration date. Until the new Rights become exercisable, as described below, the outstanding new Rights trade with, and will be inseparable from, the common stock and will be evidenced only by certificates or book-entry credits that represent shares of common stock.

The Board of Directors has designated 5,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock (Series B preferred stock) in connection with the 2000 Rights Plan. The Series B preferred stock replaces the Series A preferred stock that was designated under the 1990 Rights Plan. The 2000 Rights Plan provides that in the event any person or group of affiliated persons becomes, or commences a tender offer or exchange offer pursuant to which such person or group would become, the beneficial owner of 15 percent or more of the outstanding common shares, each new Right (other than new Rights held by the 15 percent stockholder) will be exercisable on and after the close of business on the tenth business day following such event, unless the new Rights are redeemed by the Board of Directors, to purchase one one-hundredth of a share of Series B preferred stock for $180. If such a person or group becomes such a 15 percent beneficial owner of common stock, each new Right (other than new Rights held by the 15 percent stockholder) will be exercisable to purchase, for $180, shares of common stock with a market value of $360, based on the market price of the common stock prior to such 15 percent acquisition. If the company is acquired in a merger or similar transaction following the date the new Rights become exercisable, each new Right (other than new Rights held by the 15 percent stockholder) will become exercisable to purchase, for $180, shares of the acquiring corporation with a market value of $360, based on the market price of the acquiring corporation's stock prior to such merger. The Board of Directors may reduce the 15 percent beneficial ownership threshold to not less than 10 percent.

The new Rights will expire on January 29, 2010, unless previously redeemed by the Board of Directors. The new Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings per share of the company.

On February 1, 2000, the company's Spirit Energy Partners, L.P. (partnership) acquired interests from Tana Corporation in 12 proven properties and nine offshore platforms located in the shelf area of the Gulf of Mexico. The partnership is an entity formed by Unocal to acquire producing properties in existing areas of operations. The company's non-controlling 50 percent interest will be accounted for using the equity method of accounting. The purchase had an effective date of October 1, 1999. The company and its partner each contributed $27 million to the partnership for the purchase of the properties. The partnership also secured outside financing for the purchase. After closing, the company's share of the partnership was valued at approximately $55 million.

On February 28, 2000, the company adopted a restructuring plan that will result in the accrual of a $17 million pre-tax restructuring charge to be reflected in the company's first quarter of 2000 results. This amount includes the estimated costs of terminating approximately 195 employees. The plan involves the simplifying of the organizational structures to align them with the company's portfolio requirements and business needs along with the creation of a new organizational structure for the company's Spirit Energy 76 business unit. Approximately 125 of the affected employees are from various exploration and production business units and 70 are from other organizations, including corporate staff. The restructuring charge will include approximately $17 million for termination costs to be paid to the employees, approximately $2 million for outplacement and other costs and a net reduction in pension and post retirement expenses of $2 million. The charge will be included in selling, administrative and general expense on the consolidated earnings statement.

QUARTERLY FINANCIAL DATA(UNAUDITED)


                                                                                                   1999 Quarters
                                                                                     ---------------------------------------------
Millions of dollars except per share amounts                                            1st          2nd          3rd         4th
----------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                       $1,168       $1,441       $1,520      $1,928
Total costs and other deductions, including income taxes                              1,164        1,435        1,488       1,857
----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings from continuing operations                                             4            6           32          71
Discontinued operations
      Earnings (loss) from operations (net of tax)                                        3            3           (8)          1
      Gain on disposal (net of tax)                                                       -            -            -          25
----------------------------------------------------------------------------------------------------------------------------------
             Net earnings (a)                                                        $    7       $    9       $   24      $   97
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share of common stock (b)
      Continuing operations                                                          $ 0.02       $ 0.03       $ 0.13      $ 0.29
      Discontinued operations                                                          0.01         0.01        (0.03)       0.11
----------------------------------------------------------------------------------------------------------------------------------
      Basic earnings per share of common stock                                       $ 0.03       $ 0.04       $ 0.10      $ 0.40
----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share of common stock (b)
      Continuing operations                                                          $ 0.02       $ 0.03       $ 0.13      $ 0.29
      Discontinued operations                                                          0.01         0.01        (0.03)       0.11
----------------------------------------------------------------------------------------------------------------------------------
      Diluted earnings (loss) per share of common stock                              $ 0.03       $ 0.04       $ 0.10      $ 0.40
----------------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                                                     $1,126       $1,381       $1,478      $1,857
----------------------------------------------------------------------------------------------------------------------------------
Gross margin (c)                                                                       $ 26         $ 39         $ 70       $ 132
----------------------------------------------------------------------------------------------------------------------------------
(a)  Includes after-tax special items increase (decrease) of                          $ (13)       $ (10)       $ (18)       $ 20
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

                                                                                                     1998 Quarters
                                                                                    ---------------------------------------------
Millions of dollars except per share amounts                                           1st          2nd          3rd         4th
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                      $1,113       $1,276       $1,310      $1,404
Total costs and other deductions, including income taxes                             1,104        1,183        1,286       1,437
---------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss) from continuing operations                                     9           93           24         (33)
Earnings from discontinued operations (net of tax)                                       9           12           12           4
---------------------------------------------------------------------------------------------------------------------------------
      Net earnings (loss) (a)                                                       $   18       $  105       $   36      $  (29)
---------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share of common stock (b)
      Continuing operations                                                         $ 0.04       $ 0.38       $ 0.10      $(0.14)
      Discontinued operations                                                         0.03         0.05         0.05        0.02
---------------------------------------------------------------------------------------------------------------------------------
      Basic earnings (loss) per share of common stock                               $ 0.07       $ 0.43       $ 0.15      $(0.12)
---------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share of common stock (b)
      Continuing operations                                                         $ 0.04       $ 0.38       $ 0.10      $(0.14)
      Discontinued operations                                                         0.03         0.05         0.05        0.02
---------------------------------------------------------------------------------------------------------------------------------
      Diluted earnings (loss) per share of common stock                             $ 0.07       $ 0.43       $ 0.15      $(0.12)
---------------------------------------------------------------------------------------------------------------------------------
Net sales and operating revenues                                                    $1,077       $1,105       $1,202      $1,243
---------------------------------------------------------------------------------------------------------------------------------
Gross margin (c)                                                                     $ 100         $ 27         $ 16      $ (141)
---------------------------------------------------------------------------------------------------------------------------------
(a)  Includes after-tax special items increase (decrease) of                         $ (54)        $ 43         $ 32       $ (57)
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

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

Results of Operations - Results of operations of oil and gas exploration and production activities are shown below. Sales revenues are shown net of purchases. Other revenues primarily include gains or losses on sales of oil and gas properties and miscellaneous rental income. Production costs include lifting costs and taxes other than income. Exploration expenses consist of geological and geophysical costs, leasehold rentals and dry hole costs. Other operating expenses primarily include administrative and general expense. Income tax expense is based on the tax effects arising from the operations. Results of operations do not include general corporate overhead, interest costs, minority interests expense or Global Trade activities.

                                                    Spirit          Other             Far             Other
Millions of dollars                               Energy 76          U.S.            East         International       Total
------------------------------------------------------------------------------------------------------------------------------
Year 1999
Sales
   To public                                          $ 39           $ 121           $ 683            $ 212          $ 1,055
   Intercompany                                        781              61             177               65            1,084
Other revenues                                          28               3               9               15               55
-----------------------------------------------------------------------------------------------------------------------------
      Total                                            848             185             869              292            2,194
Production costs                                       167              70             134               79              450
Exploration expenses                                   156               2              77               84              319
Depreciation, depletion and amortization               385              53             207              117              762
Other operating expenses                                65              10              58               37              170
-----------------------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                      75              50             393              (25)             493
     Income tax                                         22              19             166              (19)             188
-----------------------------------------------------------------------------------------------------------------------------
Results of operations                                 $ 53            $ 31           $ 227             $ (6)           $ 305
Results of equity affiliates (a)                         3               -              (3)              (1)              (1)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                 $ 56            $ 31           $ 224             $ (7)           $ 304
-----------------------------------------------------------------------------------------------------------------------------
Year 1998
Sales
   To public                                          $ 67            $ 93           $ 709            $ 113            $ 982
   Intercompany                                        737              73             246               14            1,070
Other revenues                                          55              11              (6)             176              236
-----------------------------------------------------------------------------------------------------------------------------
      Total                                            859             177             949              303            2,288
Production costs                                       187              82             123               66              458
Exploration expenses                                   196               2             101               77              376
Depreciation, depletion and amortization               410              71             212               68              761
Other operating expenses                                63              13              70               40              186
-----------------------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                       3               9             443               52              507
     Income tax                                          -               3             248               12              263
-----------------------------------------------------------------------------------------------------------------------------
Results of operations                                  $ 3             $ 6           $ 195             $ 40            $ 244
Results of equity affiliates (a)                        (3)              -               -                1               (2)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                  $ -             $ 6           $ 195             $ 41            $ 242
-----------------------------------------------------------------------------------------------------------------------------
Year 1997
Sales
   To public                                         $ 114           $ 111           $ 773            $ 187          $ 1,185
   Intercompany                                        996             138             347               24            1,505
Other revenues                                          21               6               5                8               40
-----------------------------------------------------------------------------------------------------------------------------
      Total                                          1,131             255           1,125              219            2,730
Production costs                                       193              93             130               74              490
Exploration expenses                                    88               1             142               52              283
Depreciation, depletion and amortization               468              53             303               69              893
Other operating expenses                                77              12              47               57              193
-----------------------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                     305              96             503              (33)             871
     Income tax                                        114              36             111               12              273
-----------------------------------------------------------------------------------------------------------------------------
Results of operations                                $ 191            $ 60           $ 392            $ (45)           $ 598
Results of equity affiliates (a)                         -               -               -                -                -
-----------------------------------------------------------------------------------------------------------------------------
Total                                                $ 191            $ 60           $ 392            $ (45)           $ 598
-----------------------------------------------------------------------------------------------------------------------------

(a) Unocal's proportionate shares of investees accounted for by the equity method.

Costs Incurred - Costs incurred in oil and gas property acquisition, exploration and development activities, both capitalized and charged to expense, are shown below. Data for the company's capitalized costs related to oil and gas exploration and production activities are presented in note 14.

                                                             Spirit       Other       Far           Other
Millions of dollars                                        Energy 76      U.S.        East      International    Total
----------------------------------------------------------------------------------------------------------------------
1999
Property acquisition
   Proved (a)                                               $ 18         $ -         $ -          $ 305        $ 323
   Unproved                                                   29           1           6             20           56
Exploration                                                  320           4         155            121          600
Development                                                  240          25         204            122          591
Costs incurred of equity affiliates (b)                       11           -           4              -           15
---------------------------------------------------------------------------------------------------------------------
1998
Property acquisition
   Proved                                                   $ 53         $ -         $ -           $ 10         $ 63
   Unproved                                                  223           -           4             49          276
Exploration                                                  358           3         205             98          664
Development                                                  207          42         351            116          716
Costs incurred of equity affiliates (b)                        -           -          27             20           47
---------------------------------------------------------------------------------------------------------------------
1997
Property acquisition
   Proved                                                    $ 4         $ -         $ -           $ (1)         $ 3
   Unproved                                                   61           -          17              1           79
Exploration                                                  182           7         186             67          442
Development                                                  144          30         399            200          773
Costs incurred of equity affiliates (b)                        -           -          83              -           83
---------------------------------------------------------------------------------------------------------------------

(a) Other International includes $205 million for common stock and $69 million for net debt for the acquisition of an interest in Northrock Resources Ltd.
(b) Represents Unocal's proportionate shares of costs incurred of investees accounted for by the equity method.

Average Prices and Production Costs per Unit (Unaudited) - The average sales price is based on sales revenues and volumes attributable to net working interest production. Where intersegment sales occur, intersegment sales prices approximate market prices. The average production costs per barrel are based on equivalent petroleum barrels, including natural gas converted at a ratio of 6.0 mcf to one barrel of oil, which represents the approximate energy content of the wet gas.

                                                        Spirit         Other            Far             Other
                                                      Energy 76         U.S.            East        International       Total
--------------------------------------------------------------------------------------------------------------------------------

1999
Average prices: (a)
   Crude oil and condensate - per barrel             $ 16.65          $ 13.05         $ 15.38         $ 15.78          $ 15.38
   Natural gas - per mcf                                2.17             1.20            2.03            2.27             2.04
   Natural gas liquids - per barrel                    10.28            13.96           15.95           12.37            11.87
Average production costs per barrel (b)                 2.78             3.88            1.71            4.01             2.56
-------------------------------------------------------------------------------------------------------------------------------
1998
Average prices: (a)
   Crude oil and condensate - per barrel             $ 12.41           $ 9.35         $ 12.55         $ 10.73          $ 11.67
   Natural gas - per mcf                                2.07             1.33            2.06            2.29             2.01
   Natural gas liquids - per barrel                     8.63            10.21           10.05            7.78             8.97
Average production costs per barrel (b)                 2.91             4.40            1.52            4.75             2.57
-------------------------------------------------------------------------------------------------------------------------------
1997
Average prices: (a)
   Crude oil and condensate - per barrel             $ 18.47          $ 15.25         $ 18.52         $ 17.39          $ 17.71
   Natural gas - per mcf                                2.51             1.41            2.30            2.25             2.33
   Natural gas liquids - per barrel                    13.53            15.67           16.20           13.35            14.28
Average production costs per barrel (b)                 2.81             4.75            1.58            5.62             2.66
-------------------------------------------------------------------------------------------------------------------------------

(a) Average prices include hedging gains and losses, but exclude other Global Trade margins.

(b) Includes host countries' shares of production in Indonesia, Yemen and the Democratic Republic of Congo.

Oil and Gas Reserve Data (Unaudited) - Estimates of physical quantities of oil and gas reserves, determined by company engineers, for the years 1999, 1998 and 1997 are shown below. As defined by the Securities and Exchange Commission, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Significant portions of the company's undeveloped reserves, principally in offshore areas, require the installation or completion of related infrastructure facilities such as platforms, pipelines, and the drilling of development wells. Proved reserve quantities exclude royalty interests owned by others; however, foreign reserves held under certain production-sharing contracts, principally in Indonesia, are reported on a gross basis. The gross basis includes the company's net working interest and the related host country interest. These estimated quantities are subject to fluctuations in the price of oil and recoverable operating costs. If oil prices increase and operating costs remain stable, reserve quantities attributable to recovery of operating costs decline. This reduction would be partially offset by an increase in the company's net equity share. However, the overall effect would be a reduction of reserves attributable to the company. The reserve quantities also include barrels of oil that the company is contractually obligated to sell in Indonesia at prices substantially below market.

Natural gas reserves are reported on a wet gas basis, which includes natural gas liquids. For informational purposes, natural gas liquids reserves in the U.S. are estimated to be 44 million, 49 million and 54 million barrels at December 31, 1999, 1998 and 1997, respectively. They are derived from the natural gas reserves by applying a national average shrinkage factor obtained from the Department of Energy published statistics. International natural gas liquids reserves were insignificant for the above periods.

Estimated Proved Reserves of Crude Oil and Condensate

                                                         Consolidated Subsidiaries
                                           ---------------------------------------------------------
                                             Spirit      Other        Far         Other                   Equity
Millions of barrels                        Energy 76      U.S.       East     International   Total    Affiliates(b)  Worldwide
-------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996 (a)                   140         96         166           111          513             -          513
   Revisions of estimates                     (10)        (6)         (3)           (7)         (26)            -          (26)
   Improved recovery                            2          2           -             -            4             -            4
   Discoveries and extensions                  11          2          29            71          113             -          113
   Purchases (d)                                -          -           -             2            2             -            2
   Sales (d)                                    -          -           -            (1)          (1)            -           (1)
   Production                                 (17)       (11)        (34)          (10)         (72)            -          (72)
-------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997 (a)                   126         83         158           166          533             -          533
   Revisions of estimates                      (7)       (14)          -            12           (9)            -           (9)
   Improved recovery                            4          -           1             1            6             -            6
   Discoveries and extensions                  13          5          60             3           81             -           81
   Purchases (d)                                5          -           -             -            5             2            7
   Sales (d)                                   (6)         -           -           (13)         (19)            -          (19)
   Production                                 (16)       (11)        (29)          (11)         (67)            -          (67)
-------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998 (a)                   119         63         190           158          530             2          532
   Revisions of estimates                       6          8           9             3           26             -           26
   Improved recovery                            -          -           2             -            2             -            2
   Discoveries and extensions                   7          2          18             4           31             -           31
   Purchases (d)                                -          -           -            36           36             2           38
   Sales (d)                                   (4)        (1)          -           (10)         (15)            -          (15)
   Production                                 (15)       (10)        (26)          (13)         (64)            -          (64)
-------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999 (a) (c)               113         62         193           178          546             4          550
Proved Developed Reserves at:
   December 31, 1996                          109         75          96            51          331             -          331
   December 31, 1997                           97         63          91            63          314             -          314
   December 31, 1998                           88         47          81            56          272             2          274
   December 31, 1999                           93         50          74            89          306             3          309

(a) Includes host countries' shares at:
       December 31, 1996 of:                    -          -          64             6           70             -           70
       December 31, 1997 of:                    -          -          52             7           59             -           59
       December 31, 1998 of:                    -          -          47             5           52             -           52
       December 31, 1999 of:                    -          -          44             2           46             -           46

(b) Respresents Unocal's proportionate shares of reserves of investees accounted for by the equity method.
(c) Included in Spirit Energy's reserves are those attributable to Spirit Energy 76 Development, L. P., a consolidated subsidiary, in which there is a minority interest share representing approximately 7 million barrels. Other International's reserves include those attributable to Northrock Resources Ltd., a consolidated subsidiary, in which there is a minority interest share representing approximately 18 million barrels.
(d) Purchases include reserves acquired through property exchanges. Sales include reserves relinquished through property exchanges.

Estimated Proved Reserves of Natural Gas

                                                          Consolidated Subsidiaries
                                       ------------------------------------------------------------
                                         Spirit       Other          Far         Other                    Equity
Billions of cubic feet                 Energy 76       U.S.          East      International  Total    Affiliates(b)   Worldwide
--------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1996 (a)             2,070          505         4,057          163        6,795         -             6,795
   Revisions of estimates                (151)          (2)           92            4          (57)        -               (57)
   Improved Recovery                        1            -             4            -            5         -                 5
   Discoveries and extensions             102            -           351            6          459         -               459
   Purchases (d)                           29            1             -           91          121         -               121
   Sales (d)                              (52)           -             -            -          (52)        -               (52)
   Production                            (322)         (61)         (315)         (23)        (721)        -              (721)
------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1997 (a)             1,677          443         4,189          241        6,550         -             6,550
   Revisions of estimates                  25          (21)          (71)           1          (66)        -               (66)
   Improved Recovery                       11            7             -            2           20         -                20
   Discoveries and extensions             191            3           159           84          437         -               437
   Purchases (d)                           30            -             -            -           30        22                52
   Sales (d)                              (90)           -             -          (91)        (181)        -              (181)
   Production                            (299)         (58)         (322)         (11)        (690)        -              (690)
------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998 (a)             1,545          374         3,955          226        6,100        22             6,122
   Revisions of estimates                   5          (21)           17          (24)         (23)        3               (20)
   Improved Recovery                       20            -            26            3           49         1                50
   Discoveries and extensions             165            1           499           40          705         -               705
   Purchases (d)                           20            -             -          483          503        79               582
   Sales (d)                             (115)           -             -            -         (115)        -              (115)
   Production                            (271)         (58)         (326)         (42)        (697)       (9)             (706)
------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999 (a) (c)         1,369          296         4,171          686        6,522        96             6,618

Proved Developed Reserves at:
   December 31, 1996                    1,540          289         1,715          148        3,692         -             3,692
   December 31, 1997                    1,251          243         2,002          149        3,645         -             3,645
   December 31, 1998                    1,199          211         2,394          152        3,956        16             3,972
   December 31, 1999                    1,158          185         1,993          519        3,855        91             3,946

(a) Includes host countries' shares at:
       December 31, 1996 of:                -            -           530            -          530         -               530
       December 31, 1997 of:                -            -           444            -          444         -               444
       December 31, 1998 of:                -            -           389            -          389         -               389
       December 31, 1999 of:                -            -           441            -          441         -               441

(b) Represents Unocal's proportionate shares of reserves of investees accounted for by the equity method.
(c) Included in Spirit Energy's reserves are those attributable to Spirit Energy 76 Development, L. P., a consolidated subsidiary, in which there is a minority interest share representing approximately 100 billion cubic feet. Other International's reserves include those attributable to Northrock Resources Ltd., a consolidated subsidiary, in which there is a minority interest share representing approximately 176 billion cubic feet.
(d) Purchases include reserves acquired through property exchanges. Sales include reserves relinquished through property exchanges.

Present Value of Future Net Cash Flow (Unaudited)

The present value of future net cash flows from proved oil and gas reserves for the years 1999, 1998, and 1997 are presented below. Revenues are based on estimated production of proved reserves from existing and planned facilities and on prices of oil and gas at year-end 1999. Development and production costs related to future production are based on year end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year end statutory tax rates to pre-tax future cash flows less recovery of the tax basis of proved properties, and reduced by applicable tax credits.

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

                                                                   Spirit          Other       Far            Other
Millions of dollars                                              Energy 76          U.S.       East       International     Total
----------------------------------------------------------------------------------------------------------------------------------
1999
Revenues (a)                                                         $ 5,755      $1,496     $12,172         $ 5,179      $24,602
Production costs                                                       1,706         639       2,937           1,325        6,607
Development costs (b)                                                    724         202       2,159             624        3,709
Income tax expense                                                     1,044         211       2,754             899        4,908
----------------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                                   2,281         444       4,322           2,331        9,378
10% annual discount                                                      677         102       1,819           1,164        3,762
----------------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                                 1,604         342       2,503           1,167        5,616
Present value of future net cash flows of equity
  affiliates (c)                                                          72           -         287               -          359
----------------------------------------------------------------------------------------------------------------------------------
Total  (d)                                                           $ 1,676       $ 342     $ 2,790         $ 1,167      $ 5,975
----------------------------------------------------------------------------------------------------------------------------------
1998
Revenues (a)                                                         $ 4,203       $ 802     $ 7,029         $ 1,664      $13,698
Production costs                                                       1,545         499       2,731             865        5,640
Development costs (b)                                                    698         208       1,614             585        3,105
Income tax expense                                                       536          (2)        768              68        1,370
----------------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                                   1,424          97       1,916             146        3,583
10% annual discount                                                      415          (2)        697              99        1,209
----------------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                                 1,009          99       1,219              47        2,374
Present value of future net cash flows of
  equity affiliates (c)                                                    -           -         202               -          202
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                $ 1,009        $ 99     $ 1,421            $ 47      $ 2,576
----------------------------------------------------------------------------------------------------------------------------------
1997
Revenues (a)                                                         $ 5,849      $1,530     $ 8,928         $ 2,748      $19,055
Production costs                                                       2,092         656       2,913             854        6,515
Development costs (b)                                                    741         228       1,385             559        2,913
Income tax expense                                                       899         210       1,785             292        3,186
----------------------------------------------------------------------------------------------------------------------------------
Future net cash flow                                                   2,117         436       2,845           1,043        6,441
10% annual discount                                                      681         118         979             499        2,277
----------------------------------------------------------------------------------------------------------------------------------
Present value of future net cash flows                                 1,436         318       1,866             544        4,164
Present value of future net cash flows of equity affiliates (c)            -           -         254               -          254
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                $ 1,436       $ 318     $ 2,120           $ 544      $ 4,418
----------------------------------------------------------------------------------------------------------------------------------

(a) Weighted-average prices resulting from this calculation are based upon year-end prices and are as follows:

       Crude oil per barrel
                                                                     1999       $ 23.72      $19.85     $ 22.83         $ 20.94
                                                                     1998          8.31        7.49       10.53            8.49
                                                                     1997         16.04       13.05       18.14           13.21
       Natural gas per mcf
                                                                     1999        $ 2.23      $ 1.20      $ 2.71          $ 2.12
                                                                     1998          2.10        1.20        1.66            1.58
                                                                     1997          2.39        1.47        2.22            2.28

(b)  Includes dismantlement and abandonment costs.
(c) Represents Unocal's proportionate shares of investees accounted for by the equity method.
(d) Included in Spirit Energy is the present value of Spirit Energy 76 Development, L. P., a consolidated subsidiary, in which there is a minority interest share representing approximately $112 million. Other International includes Northrock Resources Ltd., a consolidated subsidiary, in which there is a minority interest representing approximately $211 million.

Changes in Present Values of Future Net Cash Flows (Unaudited)

Millions of dollars                                                                   1999          1998        1997
---------------------------------------------------------------------------------------------------------------------
Present value at beginning of year                                                 $ 2,576       $ 4,418     $ 6,746
Discoveries and extensions, net of estimated future costs                            1,011           503         606
Net purchases and sales of proved reserves (a)                                         546          (239)        (16)
Revisions to prior estimates:
   Prices net of estimated changes in production costs                               5,130        (1,931)     (2,939)
   Future development costs                                                           (555)         (498)       (312)
   Quantity estimates                                                                  145           (53)       (204)
   Production schedules and other                                                       (1)         (495)       (581)
Accretion of discount                                                                  294           538         865
Development costs related to beginning of year reserves                                584           711         790
Sales of oil and gas, net of production costs of $450 million
 in 1999, $458 million in 1998 and $490 million in 1997                             (1,689)       (1,594)     (2,200)
Net change in income taxes                                                          (2,066)        1,216       1,663
---------------------------------------------------------------------------------------------------------------------
Present value at end of year                                                       $ 5,975       $ 2,576     $ 4,418
---------------------------------------------------------------------------------------------------------------------

(a) Reserves purchased were valued at $644 million, $17 million and $52 million in 1999, 1998 and 1997, respectively. Reserves sold were valued at $98 million, $256 million and $68 million for the same years, respectively.

SELECTED FINANCIAL DATA (Unaudited)


 Millions of dollars except per share amounts                              1999         1998         1997         1996         1995
 -----------------------------------------------------------------------------------------------------------------------------------
 Revenue Data
 Sales
    Crude oil and condensate                                            $ 3,511      $ 2,208      $ 2,707      $ 2,495      $ 1,964
    Natural gas                                                           1,646        1,823        1,857        1,482        1,031
    Geothermal steam                                                        153          166          119          131          120
    Natural gas liquids                                                      73           66          105           95           97
    Petroleum products                                                      209           32           13           16           84
    Minerals                                                                 35           67          106           97           95
    Other                                                                   124          142          319          161           58
 -----------------------------------------------------------------------------------------------------------------------------------
           Total sales revenues                                           5,751        4,504        5,226        4,477        3,449
 Operating revenues                                                          91          123          116          108          169
 Other revenues                                                             215          476          283          227          278
 -----------------------------------------------------------------------------------------------------------------------------------
           Total revenues from continuing operations                      6,057        5,103        5,625        4,812        3,896
 Discontinued operations (a)                                                313          376          439        4,787        4,529
 -----------------------------------------------------------------------------------------------------------------------------------
 Total revenues                                                         $ 6,370      $ 5,479      $ 6,064      $ 9,599      $ 8,425

 Earnings Data
 Earnings from continuing operations                                      $ 113         $ 93        $ 615        $ 358        $ 175
 Earnings from discontinued operations (net of tax)                          24           37            4         (322)          85
 Extraordinary item - early extinguishment of debt (net of tax)               -            -          (38)           -            -
 -----------------------------------------------------------------------------------------------------------------------------------
 Net earnings                                                             $ 137        $ 130        $ 581         $ 36        $ 260
 Basic earnings (loss) per share of common stock:
       Continuing operations                                             $ 0.47       $ 0.39       $ 2.47       $ 1.15       $ 0.60
       Discontinued operations                                             0.10         0.15         0.02        (1.30)        0.31
       Extraordinary item                                                     -            -        (0.15)           -            -
 -----------------------------------------------------------------------------------------------------------------------------------
       Net earnings (loss) per share of common stock                     $ 0.57       $ 0.54       $ 2.34      $ (0.15)      $ 0.91
 -----------------------------------------------------------------------------------------------------------------------------------
 Share Data
 Cash dividends declared on preferred stock                                 $ -          $ -          $ -         $ 18         $ 36
      Per share                                                               -            -            -         1.75         3.50
 Cash dividends declared on common stock                                    194          192          199          199          197
      Per share                                                            0.80         0.80         0.80         0.80         0.80
 Number of common stockholders of record at year end                     27,026       29,567       31,919       32,924       33,028
 Weighted average common shares - thousands                             242,167      241,332      248,190      248,767      246,112
 -----------------------------------------------------------------------------------------------------------------------------------
 Balance Sheet Data
 Current assets (b)                                                     $ 1,631      $ 1,388      $ 1,501      $ 3,228      $ 1,576
 Current liabilities (c)                                                  1,559        1,376        1,160        1,622        1,316
 Working capital                                                             72           12          341        1,606          260
 Ratio of current assets to current liabilities                           1.0:1        1.0:1        1.3:1        2.0:1        1.2:1
 Total assets                                                             8,967        7,952        7,530        9,123        9,891
 Total debt and capital leases                                            2,854        2,558        2,170        3,058        3,706
 Trust convertible preferred securities                                     522          522          522          522            -
 Total stockholders' equity                                               2,184        2,202        2,314        2,275        2,930
      Per common share                                                     9.01         9.13         9.32         9.14         9.87
 Return on average stockholders' equity:
      Continuing operations                                                5.4%         4.3%        26.8%        13.8%         6.1%
      Including discontinued operations and extraordinary item             6.5%         6.0%        25.3%         1.4%         9.1%
 -----------------------------------------------------------------------------------------------------------------------------------
 General Data
 Salaries, wages and employee benefits (d)                                $ 578        $ 596        $ 640        $ 806        $ 797
 Number of regular employees at year end                                  7,550        7,880        8,394       11,658       12,509
 -----------------------------------------------------------------------------------------------------------------------------------

 (a) 1996 excludes $609 million for November 17, 1996 - December 31, 1996 which was included in loss on disposal in the Consolidated Earnings Statement. All years were restated with Agricultural Products in discontinued operations.
 (b)  1996 Includes net assets of discontinued operations.
 (c)  1999 and 1998 includes liabilities associated with pre-paid commodity sales.
 (d)  Employee   benefits  are  net  of  pension  income  recognized  in
      accordance with current accounting standards for pension costs.


OPERATING SUMMARY (Unaudited)

                                                                       1999        1998        1997       1996       1995
==========================================================================================================================
Oil and Gas
Net exploratory wells completed:
    Oil                                                                  31          19          10          4         13
    Gas                                                                  23          18          12         13         12
Net development wells completed:
    Oil                                                                  81         113         118         84        116
    Gas                                                                  93         105         118        108         67
Net dry holes:
    Exploratory                                                          27          34          25         30         23
    Development                                                           9          10           7          6          6
--------------------------------------------------------------------------------------------------------------------------
      Total net wells                                                   264         299         290        245        237
Net producible wells at year end (a)                                  3,511       3,193       3,884      3,640      5,639
Net undeveloped acreage at year end - thousands of acres:
      United States
          Spirit Energy 76                                            1,743       1,664       1,257        711        919
          Other                                                         186         215         174        182        299
      International
          Far East                                                   20,677      20,167      14,688     11,929      6,930
          Other                                                       6,483       5,014       4,320      5,418      1,834
--------------------------------------------------------------------------------------------------------------------------
         Total                                                       29,089      27,060      20,439     18,240      9,982
Net proved reserves at year end:
   Crude oil and condensate - million barrels
     United States                                                      175         182         209        236        387
     International                                                      371         348         324        277        280
     Equity Affiliates                                                    4           2           -          -          -
--------------------------------------------------------------------------------------------------------------------------
         Total                                                          550         532         533        513        667
   Natural gas - billion cubic feet
     United States                                                    1,665       1,919       2,120      2,575      3,261
     International                                                    4,857       4,181       4,430      4,220      3,504
     Equity Affiliates                                                   96          22           -          -          -
--------------------------------------------------------------------------------------------------------------------------
         Total                                                        6,618       6,122       6,550      6,795      6,765
Net daily production (b) (c):
   Crude oil and condensate - thousand barrels
      United States
          Spirit Energy 76                                               40          44          45         52         56
          Other                                                          27          29          31         44         69
      International
          Far East                                                       73          80          95         84         85
          Other                                                          35          31          26         27         30
--------------------------------------------------------------------------------------------------------------------------
         Total                                                          175         184         197        207        240
   Natural gas - million cubic feet
      United States
          Spirit Energy 76                                              747         795         860        912        903
          Other                                                         133         133         133        163        200
      International
          Far East                                                      847         853         795        669        609
          Other                                                         109          45          60         68         53
--------------------------------------------------------------------------------------------------------------------------
         Total                                                        1,836       1,826       1,848      1,812      1,765


(a) Producible wells exclude suspended wells that are not expected to be producing within a year and wells awaiting abandonment.
(b) Includes the company's proportionate shares of equity affiliates and 100% of consolidated subsidiaries.
(c) Natural gas is reported on a wet gas basis; production excludes gas consumed on lease and includes host countries' shares of:

         Crude oil and condensate - thousand barrels                     24          10          28         28         30
         Natural gas - million cubic feet                                82          49          28         27         22

                                                                       1999        1998        1997       1996       1995
--------------------------------------------------------------------------------------------------------------------------
   Natural gas liquids - thousand barrels
      Leasehold (a)                                                      17          16          15         16         19
      Plant                                                               2           3           3          4          2
--------------------------------------------------------------------------------------------------------------------------
         Total                                                           19          19          18         20         21
Natural gas production available for sale - million cubic feet daily
      United States                                                     691         758         813        891        882
      International                                                     865         827         820        705        631
--------------------------------------------------------------------------------------------------------------------------
         Total                                                        1,556       1,585       1,633      1,596      1,513
Geothermal and Power Operations
Net wells completed:
    Exploratory                                                           -           3           3          3          4
    Development                                                           4           8           7         16          9
--------------------------------------------------------------------------------------------------------------------------
      Total                                                               4          11          10         19         13
Net producible wells at year end                                         79         287         241        208        260
Net undeveloped acreage at year end - thousands of acres                314         338         384        384        457
Net proved reserves at year end: (b)
      Billion kilowatt-hours                                            120         157         149        155        144
      Million equivalent oil barrels                                    179         235         223        232        216
Net daily production:
      Million kilowatt-hours                                             17          21          18         18         16
      Thousand equivalent oil barrels                                    25          32          27         26         24
--------------------------------------------------------------------------------------------------------------------------

(a)  Net of plant retentions.
(b)  Includes reserves underlying a service fee arrangement in the Philippines.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DICLOSURE: None

                                   PART III


The information required by Items 10 through 12 (except for information regarding the company's executive officers) is incorporated by reference to Unocal's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") (File No. 1-8483), as indicated below. The 2000 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 12, 2000.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


See the information regarding Unocal's directors and nominees for election as directors to appear in the 2000 Proxy Statement under the captions "Election of Directors" and "Board Committee Meetings and Functions". Also, see the list of Unocal's executive officers and related information under the caption "Executive Officers of the Registrant" in Part I of this report on page 22.

See the information to appear in the 2000 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11 - EXECUTIVE COMPENSATION

See the information regarding executive compensation to appear in the 2000 Proxy Statement under the captions "Summary Compensation Table, "Aggregated Option/SAR Exercises in 1999 and December 31, 1999 Option/SAR Values," "Long-Term Incentive Plan - Awards in 1999," "Pension Plan Benefits - Estimated Annual Retirement Benefits," "Employment Contracts, Termination of Employment and Change of Control Arrangements" and for information regarding directors' compensation to appear under the caption "Directors' Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information regarding security ownership to appear in the 2000 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS: Not required.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


    (a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

          (1) Financial Statements: See the Index to Consolidated Financial Statements and Financial Statement Schedule under Item 8 on page 51 of this report.

          (2) Financial Statement Schedule: See the Index to Consolidated Financial Statements and Financial Statement Schedule under
                  Item 8 on page 51 of this report.

          (3) Exhibits: The Exhibit Index on pages 112 through 114 of this report lists the exhibits that are filed as part of this report and identifies each management contract and compensatory plan or arrangement required to be filed.

    (b) Reports filed on Form 8-K:

          During the fourth quarter of 1999

          (1) Current Report on Form 8-K dated October 26, 1999, and filed October 27, 1999, for the purpose of reporting, under Item 5, the company's third quarter and nine-month 1999 earnings and related information.

          (2) Current Report on Form 8-K dated November 30, 1999, and filed December 1, 1999, for the purpose of reporting, under Item 5, the dry hole costs associated with a well drilled by the company's Spirit Energy 76 business unit in the Gulf of Mexico.

          (3) Current Report on Form 8-K dated December 9, 1999, and filed December 10, 1999, for the purpose of reporting, under Item 5, the election of additional directors to the company's board of directors and related corporate bylaw amendments, filed as Exhibits under Item 7, both effective January 1, 2000.

          (4) Current Report on Form 8-K dated December 13, 1999, and filed December 15, 1999, for the purpose of reporting, under Item 5, the company's agreement to merge certain of its domestic oil and gas assets with Titan Exploration, Inc. and preliminary data related to the company's reserve replacement and related costs

          During the first quarter of 2000 to the date hereof:

          (1) Current Report on Form 8-K dated January 5, 2000, and filed January 6, 2000, for the purpose of reporting, under Item 5, the adoption by the company's board of directors of a Rights Agreement, filed as an Exhibit under Item 7, and the declaration of preferred share purchase rights as a dividend to the common stockholders.

          (2) Current Report on Form 8-K dated and filed January 12, 2000, for the purpose of reporting, under Item 5, the company's receipt of certain payments from Tosco Corporation.

          (3) Current Report on Form 8-K dated January 19, 2000, and filed January 20, 2000, for the purpose of reporting, under Item 5, the planned sale of the company's agricultural products business to Agrium Inc.

          (4) Current Report on Form 8-K dated January 26, 2000, and filed February 15, 2000, for the purpose of reporting, under Item 5, the company's fourth quarter and full-year 1999 earnings and related information.

          (5) Current Report on Form 8-K dated February 7, 2000, and filed February 10, 2000, for the purpose of reporting, under Item 5, the company's 1999 crude oil and natural gas reserve data and related costs.

          (6) Current Report on Form 8-K dated February 9, 2000, and filed February 15, 2000, for the purpose of reporting, under Item 5, the company's 2000 financial outlook.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UNOCAL CORPORATION
                                               (Registrant)
Dated:
March 14, 2000                           By:  /s/ TIMOTHY H. LING
--------------                           ------------------------
                                         Timothy H. Ling
                                         Executive Vice President,
                                         North American Energy Operations,
                                         and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2000.

            Signature                                                                      Title
-----------------------------------------------------------------------------------------------------------------
/s/ ROGER C. BEACH                                                           Chairman of the Board of Directors
----------------------------------                                             and Chief Executive Officer
Roger C. Beach


/s/ TIMOTHY H. LING                                                         Director, Executive Vice President,
----------------------------------                                           North American Energy Operations,
Timothy H. Ling                                                                 and Chief Financial Officer


/s/ CHARLES R. WILLIAMSON                                                   Director, Executive Vice President,
----------------------------------                                             International Energy Operations
Charles R. Williamson


/s/ JOE D. CECIL                                                               Vice President and Comptroller
----------------------------------                                             (Principal Accounting Officer)
Joe D. Cecil


/s/ JOHN W. AMERMAN                                                                       Director
----------------------------------
John W. Amerman


                                                                                           Director
----------------------------------
John W. Creighton, Jr.


/s/ JAMES W. CROWNOVER                                                                    Director
----------------------------------
James W. Crownover


/s/ FRANK C. HERRINGER                                                                    Director
----------------------------------
Frank C. Herringer


            Signature                                                                      Title
----------------------------------------------------------------------------------------------------------------------

                                                                                          Director
----------------------------------
Donald B. Rice


/s/ KEVIN W. SHARER                                                                       Director
----------------------------------
Kevin W. Sharer


/s/ MARINA V.N. WHITMAN                                                                   Director
----------------------------------
Marina V.N. Whitman

                UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (Millions of dollars)

                                                                             Additions
                                                                    ----------------------------
                                                                     Charged or      Charged or
                                                     Balance at      (credited)      (credited)      Deductions       Balance
                                                     beginning       to costs &       to other          from          at end
Description                                          of period        expenses        accounts       reserves (a)    of period
-------------------------------------------------------------------------------------------------------------------------------
YEAR 1999
Amounts deducted from applicable assets:

Accounts and notes receivable                         $78             $29             $(32)           $ (4)           $71
Investments and long-term receivables                 $34             $15             $ 32            $  -            $81

YEAR 1998
Amounts deducted from applicable assets:

Accounts and notes receivable                         $35             $53             $ (1)           $ (9)           $78
Investments and long-term receivables                 $32             $ 3             $  -            $ (1)           $34

YEAR 1997
Amounts deducted from applicable assets:

Accounts and notes receivable                         $35             $ 7             $  1            $ (8)           $35
Investments and long-term receivables                 $13             $ 1             $ 31            $(13)           $32

(a) Represents receivables written off, net of recoveries, reinstatement and losses sustained.

                               UNOCAL CORPORATION
                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit 2.1 Sale and Purchase Agreement for 76 Products Company, dated December 14, 1996, between Union Oil Company of California and Tosco Corporation (without attachments or schedules) (incorporated by reference to Exhibit 2.1 to Unocal's Current Report on Form 8-K dated December 16, 1996, and filed January 3, 1997, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 2.2 Stock Purchase and Shareholder Agreement, dated as of January 15, 1997, by and between Tosco Corporation and Union Oil Company of California, together with form of Supplement No. 1 thereto (incorporated by reference to Exhibit 2.2 to Unocal's Current Report on Form 8-K dated December 16, 1996, and filed January 3, 1997, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 2.3 Amendment No. 1 and Supplement, dated as of March 31, 1997, to Stock Purchase and Shareholder Agreement, dated as of January 15, 1997, by and between Tosco Corporation and Union Oil Company of California (incorporated by reference to Exhibit C to Unocal's and Union Oil Company of California's statement on Schedule 13D relating to Tosco Corporation, dated and filed April 10, 1997, File No. 1-7910).
--------------------------------------------------------------------------------
Exhibit 2.4 Environmental Agreement, dated as of March 31, 1997, by and between Union Oil Company of California and Tosco Corporation (without schedules) (incorporated by reference to Exhibit 2.3 to Unocal's Current Report on Form 8-K dated December 16, 1996, and filed January 3, 1997, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 3.1 Restated Certificate of Incorporation of Unocal, dated as of January 31, 2000, and currently in effect.
--------------------------------------------------------------------------------
Exhibit 3.2 Bylaws of Unocal, as amended through January 1, 2000, and currently in effect (incorporated by reference to Exhibit 3 to Unocal's Current Report on Form 8-K, dated December 9, 1999, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 4.1 Standard Multiple-Series Indenture Provisions, January 1991, dated as of January 2, 1991 (incorporated by reference to
                   Exhibit 4.1 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
--------------------------------------------------------------------------------
Exhibit 4.2 Form of Indenture, dated as of January 30, 1991, among Union Oil Company of California, Unocal and The Bank of New York (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
--------------------------------------------------------------------------------
Exhibit 4.3 Form of Indenture, dated as of February 3, 1995, among Union Oil Company of California, Unocal and Chase Manhattan Bank and Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-54861 and 33-54861-01).
--------------------------------------------------------------------------------
                   Other instruments defining the rights of holders of long term debt of Unocal and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Unocal and its subsidiaries on a consolidated basis. Unocal agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
--------------------------------------------------------------------------------
Exhibit 10.1 Rights Agreement, dated as of January 5, 2000, between the Unocal and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to Unocal's Current Report on Form 8-K, dated January 5, 2000, File No. 1-8483).
--------------------------------------------------------------------------------

The following Exhibits 10.2 through 10.25 are management contracts or compensatory plans, contracts or arrangements required to be filed by Item 14
(c) of Form 10-K and Item 601 (b) (10) (iii) (A) of Regulation S-K.
--------------------------------------------------------------------------------
Exhibit 10.2 1991 Management Incentive Program (incorporated by reference to Exhibit A to Unocal's Proxy Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit 10.3 Unocal Revised Incentive Compensation Plan Cash Deferral Program (incorporated by reference to Exhibit 10.3 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.4 Long-Term Incentive Plan of 1985 (incorporated by reference to Unocal's Proxy Statement dated March 24, 1984, for its 1984 Annual Meeting of Stockholders, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.5 Amendments to 1985 and 1991 Incentive Plan Awards (incorporated by reference to Exhibit 10 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8483.)
--------------------------------------------------------------------------------
Exhibit 10.6 1998 Management Incentive Program, consisting of the Revised Incentive Compensation Plan, the Long-Term Incentive Plan of 1998 and the 1998 Performance Stock Option Plan (incorporated by reference to Exhibit A to Unocal's Proxy Statement dated April 20, 1998, for its 1998 Annual Meeting of Stockholders, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.7 Amendments to the Revised Incentive Compensation Plan, effective January 24, 2000.
--------------------------------------------------------------------------------
Exhibit 10.8 Forms of Notice of Grant of Performance Stock Option and Tandem Limited Stock Appreciation Right and Grant Agreement, effective as of March 30, 1998, between Unocal and each of Roger C. Beach, John F. Imle, Jr., Timothy H. Ling, Charles
                   R. Williamson and Lucius E. (Ed) Scott (incorporated by reference to Exhibit 10.2 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-
                   8483).
--------------------------------------------------------------------------------
Exhibit 10.9 Unocal Supplemental Retirement Plan for Key Management Personnel, effective as of January 1, 1998 (incorporated by reference to Exhibit 10.3 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-
                   8483).
--------------------------------------------------------------------------------
Exhibit 10.10 Unocal Supplemental Savings Plan, effective January 1, 1997 (incorporated by reference to Exhibit 10.6 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.11      Other Compensatory Arrangements (incorporated by reference to
                   Exhibit 10.4 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.12 Directors' Restricted Stock Plan of 1991 (incorporated by reference to Exhibit B to Unocal's Proxy Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.13 Amendments to Directors Restricted Stock Plan, effective February 8, 1996 (incorporated by reference to Exhibit 10.7 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.14 Amendments to the Director's Restricted Stock Plan, effective June 1, 1998 (incorporated by reference to Exhibit 10.4 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.15 Form of Director Indemnity Agreement between Unocal and each of its directors (incorporated by reference to Exhibit 10.14 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.16 Form of Director Insurance Agreement between Unocal and each of its directors (incorporated by reference to Exhibit 10.15 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.17 Form of Officer Indemnity Agreement between Unocal and each of its officers (incorporated by reference to Exhibit 10.16 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.18 Employment Agreement, effective as of July 28, 1998, by and between Unocal and Roger C. Beach (conformed copy).
--------------------------------------------------------------------------------
Exhibit 10.19      Form of Amendment, dated February 28, 2000, to Exhibit 10.18
--------------------------------------------------------------------------------
Exhibit 10.20 Termination and Employment Agreement and Release, effective as of September 11, 1999, by and between Unocal and John F. Imle, Jr. (incorporated by reference to Exhibit 10 to Unocal's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8483).
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit 10.21 Change in Control Agreement, effective as of July 28, 1998, by and between Unocal and Timothy H. Ling (conformed copy).
--------------------------------------------------------------------------------
Exhibit 10.22      Form of Amendment, dated February 28, 2000, to Exhibit 10.21
--------------------------------------------------------------------------------
Exhibit 10.23 Employment Agreement, effective as of July 28, 1998, by and between Unocal and Charles R. Williamson (corrected conformed copy).
--------------------------------------------------------------------------------
Exhibit 10.24 Employment Agreement, effective as of July 28, 1998, by and between Unocal and Lucius E. (Ed) Scott (corrected conformed copy).
--------------------------------------------------------------------------------
Exhibit 10.25      Form of Amendment, dated February 28, 2000, to Exhibit 10.24
--------------------------------------------------------------------------------
Exhibit 12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the five years ended December 31, 1999.
--------------------------------------------------------------------------------
Exhibit 12.2 Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the five years ended December 31, 1999.
--------------------------------------------------------------------------------
Exhibit 12.3 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the five years ended December 31, 1999.
--------------------------------------------------------------------------------
Exhibit 21         Subsidiaries of Unocal Corporation.
--------------------------------------------------------------------------------
Exhibit 23         Consent of PricewaterhouseCoopers LLP
--------------------------------------------------------------------------------
Exhibit 27.1 Financial data schedule for the period ended December 31, 1999 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.2 Restated financial data schedule for the period ended December 31, 1998 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.3 Restated financial data schedule for the period ended December 31, 1997 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.4 Restated financial data schedule for the period ended March 31, 1999 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.5 Restated financial data schedule for the period ended June 30, 1999 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.6 Restated financial data schedule for the period ended September 30, 1999 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.7 Restated financial data schedule for the period ended March 31, 1998 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.8 Restated financial data schedule for the period ended June 30, 1998 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.9 Restated financial data schedule for the period ended September 30, 1998 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.10 Restated financial data schedule for the period ended March 31, 1997 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.11 Restated financial data schedule for the period ended June 30, 1997 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 27.12 Restated financial data schedule for the period ended September 30, 1997 (included only in the copy of this report filed electronically with the Commission).
--------------------------------------------------------------------------------
Exhibit 99.1 Restated and Amended Articles of Incorporation of Union Oil Company of California, as amended through April 1, 1999, and currently in effect (incorporated by reference to Exhibit
                   99.1 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 99.2 Bylaws of Union Oil Company of California, as amended through January 1, 2000, and currently in effect (incorporated by reference to Exhibit 99 to Unocal's Current Report on Form 8-K, dated December 9, 1999, File No. 1-8483).
--------------------------------------------------------------------------------

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.