Form 10-Q
period 2000-03-31
UNOCAL CORP
filed 2000-05-15
CIK 716039

Unocal Corporation's 1st Quarter 2000 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 2000
                                     ----------------

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

                                 (310) 726-7600
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     X               No
                                               -------              -------

Number of shares of Common Stock, $1 par value, outstanding as of April 30, 2000: 242,859,084

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                                                             UNOCAL CORPORATION
(UNAUDITED)
                                                                                                           For the Three Months
                                                                                                              Ended March 31,
                                                                                                     -------------------------------
Millions of dollars except per share amounts                                                              2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues
    ......................................................................................
Sales and operating revenues .............................................................           $   1,827            $   1,126
Interest, dividends and miscellaneous income .............................................                  31                   28
Equity in earnings of affiliated companies ...............................................                  25                   27
Loss on sales of assets ..................................................................                  (2)                 (13)
------------------------------------------------------------------------------------------------------------------------------------
      Total revenues .....................................................................               1,881                1,168
Costs and other deductions
Crude oil, natural gas and product purchases .............................................               1,051                  578
Operating expense ........................................................................                 236                  218
Selling, administrative and general expense ..............................................                  48                   31
Depreciation, depletion and amortization .................................................                 206                  196
Dry hole costs ...........................................................................                  14                   27
Exploration expense ......................................................................                  49                   38
Interest expense .........................................................................                  53                   45
Property and other operating taxes .......................................................                  13                   12
Distributions on convertible preferred
   securities of subsidiary trust ........................................................                   8                    8
------------------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions ...................................................               1,678                1,153
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
  before income taxes and minority interests .............................................                 203                   15
Income taxes .............................................................................                  83                   11
Minority interests .......................................................................                  (4)                  --
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before  discontinued operations.......................           $     124            $       4

Discontinued operations
  Agricultural Products
   Earnings from operations (net of tax) .................................................                  --                    3
   Gain on disposal (net of tax) .........................................................                   9                   --
------------------------------------------------------------------------------------------------------------------------------------
      Earnings from discontinued operations ..............................................                   9                    3
------------------------------------------------------------------------------------------------------------------------------------
      Net earnings........................................................................           $     133            $       7
====================================================================================================================================

Basic earnings per share of common stock (a)
   Continuing operations .................................................................           $    0.51            $    0.02
   Discontinued operations ...............................................................                0.04                 0.01
------------------------------------------------------------------------------------------------------------------------------------
      Net Earnings .......................................................................           $    0.55            $    0.03

Diluted earnings per share of common stock (b)
   Continuing operations .................................................................           $    0.51            $    0.02
   Discontinued operations ...............................................................                0.04                 0.01
------------------------------------------------------------------------------------------------------------------------------------
      Net Earnings .......................................................................           $    0.55            $    0.03

Cash dividends declared per share of common stock ........................................           $    0.20            $    0.20
------------------------------------------------------------------------------------------------------------------------------------

(a)  Weighted average shares outstanding - basic (in thousands) ..........................             242,703              241,426
(b)  Weighted average shares outstanding - diluted (in thousands) ........................             242,963              242,154

              See notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEET                                                                                        UNOCAL CORPORATION

                                                                                                      March 31,        December  31,
                                                                                                     -------------------------------
Millions of dollars                                                                                   2000 (a)                  1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    ......................................................................................
   Cash and cash equivalents .............................................................           $     234            $     332
   Accounts and notes receivable .........................................................                 895                  994
   Inventories ...........................................................................                 168                  179
   Deferred income taxes .................................................................                 102                  100
   Other current assets ..................................................................                  27                   26
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets ...............................................................               1,426                1,631
Investments and long-term receivables ....................................................               1,315                1,264
Properties - net (b) .....................................................................               5,960                5,980
Deferred income taxes ....................................................................                 259                   16
Other assets .............................................................................                 121                   76
------------------------------------------------------------------------------------------------------------------------------------
      Total assets .......................................................................           $   9,081            $   8,967
====================================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ......................................................................           $     891            $     979
   Taxes payable .........................................................................                 252                  192
   Interest payable ......................................................................                  43                   62
   Current portion of environmental liabilities ..........................................                 102                  100
   Other current liabilities .............................................................                 218                  226
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities ..........................................................               1,506                1,559
Long-term debt and capital leases ........................................................               2,688                2,853
Deferred income taxes ....................................................................                 485                  230
Accrued abandonment, restoration and environmental liabilities ...........................                 556                  567
Other deferred credits and liabilities ...................................................                 670                  620
Minority interests .......................................................................                 407                  432
Company-obligated mandatorily redeemable convertible preferred securities
   of a subsidiary trust holding solely parent debentures ................................                 522                  522
Common stock ($1 par value) ..............................................................                 253                  253
   Shares authorized:  750,000,000 (c)
Capital in excess of par value ...........................................................                 509                  493
Unearned portion of restricted stock issued ..............................................                 (27)                 (20)
Retained earnings ........................................................................               1,987                1,902
Accumulated other comprehensive loss......................................................                 (32)                 (33)
Notes receivable - key employees .........................................................                 (32)                  --
Treasury stock - at cost  (d) ............................................................                (411)                (411)
------------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity .........................................................               2,247                2,184
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity ......................................           $   9,081            $   8,967
====================================================================================================================================

(a)  Unaudited
(b)  Net of accumulated depreciation and other of ........................................           $  10,717            $  10,535
(c)  Number of shares outstanding (in thousands) .........................................             242,887              242,441
(d)  Number of shares (in thousands) .....................................................              10,623               10,623

              See notes to the consolidated financial statements.

CONSOLIDATED CASH FLOWS                                                                                           UNOCAL CORPORATION
(UNAUDITED)

                                                                                                           For the Three Months
                                                                                                              Ended March 31,
                                                                                                     -------------------------------
Millions of dollars                                                                                       2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    ......................................................................................
Net earnings .............................................................................           $     133            $       7
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization ...........................................                 206                  200
      Dry hole costs .....................................................................                  14                   27
      Deferred income taxes ..............................................................                   2                  (32)
      Loss on sales of assets (pre-tax) ..................................................                   2                   13
      Other ..............................................................................                   4                  (13)
      Working capital and other changes related to operations
         Accounts and notes receivable ...................................................                  62                   56
         Inventories .....................................................................                  11                  (17)
         Accounts payable ................................................................                 (82)                (115)
         Taxes payable ...................................................................                  60                  (43)
         Other ...........................................................................                 (37)                  16
------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities ....................................                 375                   99
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs) ........................................                (295)                (225)
   Proceeds from sales of assets .........................................................                  52                  106
   Proceeds from sale of discontinued operations .........................................                  25                   --
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities ........................................                (218)                (119)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Long-term borrowings ..................................................................                   8                  435
   Reduction of long-term debt ...........................................................                (173)                (425)
   Minority interests ....................................................................                 (10)                  (1)
   Proceeds from issuance of common stock ................................................                   1                    3
   Dividends paid on common stock ........................................................                 (49)                 (48)
   Loans to key employees ................................................................                 (32)                  --
------------------------------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities ...........................................                (255)                 (36)
------------------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents ....................................................                 (98)                 (56)
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year ...........................................                 332                  238
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period ...............................................           $     234            $     182
------------------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest (net of amount capitalized) ...............................................           $      72            $      65
      Income taxes (net of refunds) ......................................................           $      30            $      87

              See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1)      General

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto filed with the Commission in Unocal Corporation's 1999 Annual Report on Form 10-K.

Results for the three months ended March 31, 2000, are not necessarily indicative of future financial results.

Segment data and certain other items in the prior year financial statements have been reclassified to conform to the 2000 presentation.

For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, including Union Oil Company of California (Union Oil), are referred to as "the company".

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


(2)      Other Financial Information

During the first quarters of 2000 and 1999, approximately 50 percent and 45 percent, respectively, of total sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the company's trading and marketing activities. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement.

Capitalized interest totaled $2 million and $5 million for the first quarters of 2000 and 1999, respectively.


(3)      Income Taxes

Income taxes on earnings from continuing operations for the first quarter of 2000 were $83 million compared with $11 million for the comparable period of 1999. The effective income tax rate for the first quarter of 2000 was 40 percent compared with 73 percent for the first quarter of 1999. The tax rate for the first quarter of 1999 was unusually higher than normal due to the mix effect of domestic losses versus foreign earnings.

(4)      Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the first quarters ended March 31, 2000 and 1999:

                                                                                         Earnings         Shares         Per Share
Millions except per share amounts                                                       (Numerator)    (Denominator)       Amount
------------------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2000
    ............................................................................
     Earnings from continuing operations .......................................        $     124             242.7
         Basic EPS .............................................................                                            $0.51
                                                                                                                            =====
      Effect of dilutive securities
         Options and common stock equivalents ..................................                                0.3
                                                                                        ---------------------------
         Diluted EPS ...........................................................              124             243.0         $0.51
                                                                                                                            =====
         Distributions on subsidiary trust preferred securities (after-tax) ....                6              12.3
                                                                                        ---------------------------
         Antidilutive ..........................................................        $     130             255.3         $0.51

Three months ended March 31, 1999
     Earnings from continuing operations .......................................        $       4             241.4
         Basic EPS .............................................................                                            $0.02
                                                                                                                            =====
      Effect of dilutive securities
         Options and common stock equivalents ..................................                                0.7
                                                                                        ---------------------------
         Diluted EPS ...........................................................                4             242.1         $0.02
                                                                                                                            =====
         Distributions on subsidiary trust preferred securities (after-tax) ....                6              12.3
                                                                                        ---------------------------
         Antidilutive ..........................................................        $      10             254.4         $0.04

------------------------------------------------------------------------------------------------------------------------------------

Not included in the computation of diluted EPS were options outstanding at March 31, 2000 to purchase approximately 8.2 million shares of common stock. These options were not included in the computation because their exercise prices were greater than the year-to-date average market price of $29.01 for the common shares. The exercise prices of these options range from $29.69 to $51.01 per share and they expire in the years 2003 through 2010.


(5)      Sale of Accounts Receivable

In 1999, the company, through a non-consolidated subsidiary Unocal Receivables Corp. ("URC"), entered into a sales agreement with an outside party under which it will sell up to a $204 million undivided interest in domestic crude oil and natural gas trade receivables. The company continues to manage the collection and administrative responsibilities for accounts receivable including the sold interest. The company had sold $100 million of its domestic trade receivables under this agreement as of December 31, 1999. This amount had increased to $145 million as of March 31, 2000. The $45 million increase since the beginning of the year 2000 is reflected as a reduction of accounts and notes receivable in the consolidated balance sheet and a corresponding increase in net cash provided by operating activities in the consolidated statement of cash flows. At March 31, 2000, the company's balance sheet included a note receivable of approximately $287 million due from URC representing the unsold balance of trade receivables transferred to URC.

(6)      Long Term Debt and Credit Agreements

During the first quarter of 2000, the company decreased its commercial paper borrowings by $123 million to a total outstanding balance of $2 million at March 31, 2000. The company also reduced its borrowings under the $1 billion bank credit agreement by $50 million to an outstanding balance of $10 million at March 31, 2000.


(7)      Stockholder Rights Plan

On January 5, 2000, the Board of Directors adopted a new stockholder rights plan (2000 Rights Plan) to replace the 1990 Rights Plan. The Board declared a dividend of one preferred share purchase right (new Right) for each share of common stock outstanding, which was paid to stockholders of record on January 29, 2000, when the rights outstanding under the 1990 Rights Plan expired. The Board also authorized the issuance of one new Right for each common share issued after January 29, 2000, and prior to the earlier of the date on which the new Rights become exercisable, the redemption date or the expiration date. Until the new Rights become exercisable, as described below, the outstanding new Rights trade with, and will be inseparable from, the common stock and will be evidenced only by certificates or book-entry credits that represent shares of common stock.

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

(8)      Financial Instruments and Commodity Hedging

The company's financial instruments at March 31, 2000 are described below:

Foreign currency contracts - Fair values for foreign currency contracts were determined by comparing the contract rates to the forward rates in effect at March 31, 2000 and represent the estimated costs the company would incur, or proceeds the company would receive, if the contracts were terminated at March 31, 2000.

During the first quarter, the company's wholly owned Canadian subsidiary repaid $50 million of its outstanding U.S. dollar debt and retired $50 million of related Canadian dollar currency swap contracts. Gains received by the subsidiary on the retirement of the currency swap contracts offset losses received for the debt retirement. The company also retired $50 million of corresponding U.S. dollar currency swap contracts that were designed to mitigate exchange rate fluctuations to the consolidated company related to the subsidiary's swapped Canadian dollar loan. Losses related to the U.S. dollar currency swap contracts were immaterial.

In the first quarter, the company entered into additional foreign currency forward contracts for Dutch guilders and Thai baht. At March 31, the company had foreign currency forward contracts outstanding to purchase and sell approximately $68 million and $34 million of Thai baht, respectively, and contracts to purchase approximately $27 million of Dutch guilders. The contracts are designed to hedge the company's exposure for estimated local foreign currency denominated obligations and receivables expected to be settled in 2000 and 2001. The fair values of the baht and guilder purchase contracts at March 31, 2000 were approximately $1 million and $(1) million respectively. The fair values of the baht sales contracts were immaterial.

Commodity hedging activities - The company determines its unrealized gains and losses using dealer quotes where available, or by financial modeling using underlying commodity prices. At March 31, 2000, the company had futures contracts outstanding for the purchase of approximately 3.6 million barrels of crude oil. The crude oil futures contracts primarily offset the fixed price risk associated with prepaid forward crude oil sales that are scheduled for delivery for the period April 2000 to September 2000. Pre-tax unrealized gains of $27 million on the crude oil futures contracts approximated pre-tax unrealized losses on the corresponding prepaid forward crude oil sales at March 31, 2000. Natural gas futures contracts and related pre-tax unrealized losses were immaterial at March 31, 2000.

At March 31, 2000 the company's Northrock Resources Ltd. subsidiary (Northrock) had various hydrocarbon option contracts (options) outstanding with several counterparties designed to hedge the prices to be received for the sale of its crude oil and natural gas production for the period April 2000 to October 2004. These options are generally accounted for as hedges with gains and losses deferred and recognized as adjustments to commodity revenues upon the sale of the underlying production. At Match 31, 2000, pre-tax unrealized losses approximated $3 million for crude oil options and $29 million for natural gas options. After minority interests, the company's share of pre-tax unrealized losses were approximately $2 and $14 million, respectively. One hundred percent of the pre-tax unrealized crude oil losses and approximately half of the unrealized natural gas losses at March 31, 2000 related to the year 2000.

The company had a gas price swap agreement with nine years remaining at March 31, 2000 related to a prepaid fixed price forward sale. The pre-tax unrealized gain related to the swap agreement at March 31, 2000 was approximately $27 million. The gain is offset by a corresponding unrealized loss on the prepaid fixed price forward sale.

At March 31, 2000, Northrock had various long-term natural gas sales contracts outstanding that contained fixed-price pricing structure. The contract periods range from April 2000 through October 2004. Pre-tax unrealized losses related to these contracts were estimated to be approximately $45 million at

March 31, 2000. After minority interests, the company's share of pre-tax unrealized losses would approximate $21 million. Approximately one third of the unrealized natural gas losses at March 31, 2000 related to the year 2000.

Commodity trading activities - To better manage its risk profile, the company trades hydrocarbon commodities and related derivatives, including futures, forwards, options and swaps, based upon expectations of future market conditions. The company determines the market value of its non-hedging hydrocarbon commodity derivative instruments using dealer quotes, where available, or by financial modeling using underlying commodity prices. During the first quarter, the company recorded pre-tax losses of approximately $20 million related to the marking to market of its non-hedging hydrocarbon commodity derivative instruments. After minority interests, the company's share of the pre-tax unrealized loss would approximate $9 million. These losses related to one of the company's Canadian subsidiaries. The company recorded approximately $4 million in pre-tax gains related to the marking to market of its non-hedging hydrocarbon commodity derivative instruments during the first three months of 1999 (there was no minority interest impact in 1999).

Fair values of debt and other long-term instruments - The estimated fair value of the company's long-term debt at March 31, 2000 was approximately $2,729 million. Fair values were based on the discounted amounts of future cash outflows using the rates offered to the company for debt with similar remaining maturities.

The estimated fair value of the company's mandatorily redeemable convertible preferred securities of the company's subsidiary trust was $464 million at March 31, 2000. The fair value was based on the trading prices of the preferred securities on March 31, 2000.


(9)      Accrued Abandonment, Restoration and Environmental Liabilities

At March 31, 2000, the company had accrued $469 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $628 million. This estimate was derived in large part from abandonment cost studies performed by outside firms and is used to calculate the amount to be amortized. The company's reserve for environmental remediation obligations at March 31, 2000 totaled $189 million, of which $102 million was included in current liabilities.


(10)     Commitments and Contingencies

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

As disclosed in note 9, at March 31, 2000, the company had accrued $189 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur possible additional remediation costs aggregating approximately $200 million.

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

Other matters - In 1999, a Canadian subsidiary of the company acquired an approximate 48 percent controlling interest in Northrock. Northrock has the right, until December 31, 2000, to require that the company purchase additional common shares from Northrock treasury stock at a price of $15 Canadian dollars per share, up to the lesser of 1,721,000 common shares or a maximum ownership level of 49.9 percent. This put option would cease to exist if the company is successful in purchasing the remaining outstanding shares of Northrock (see note 16 for further detail).

In December 1999, the company signed an agreement to merge its Permian and San Juan Basin oil and gas exploration and production assets with Titan Exploration, Inc. (Titan) to create a new publicly traded company, Pure Resources, Inc. (Pure Resources). In exchange for its assets, the company will receive approximately 65 percent or 32.7 million shares (valued at approximately $290 million) of the 50 million common shares outstanding at the completion of the transaction. Titan stockholders will receive approximately 0.4302 shares of Pure Resources stock for every share of Titan they currently hold. The company will fully consolidate the financial results of Pure Resources in its financial statements as of the acquisition date. The transaction is now awaiting approval by the Titan stockholders at a meeting to be held on May 24, 2000. The transaction is expected to be completed soon thereafter.

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


(11)     Summarized Financial Data of Union Oil

Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

                                                                                                           For the Three Months
                                                                                                               Ended March 31,
                                                                                                   ---------------------------------
Millions of dollars                                                                                        2000              1999
------------------------------------------------------------------------------------------------------------------------------------
    ..........................................................................................
Total revenues ...............................................................................             $1,872             $1,168
Total costs and other deductions, including income taxes .....................................              1,747              1,158
                                                                                                   ---------------------------------
Earnings from continuing operations before discontinued  operations ..........................             $  125             $   10
Discontinued operations
  Agricultural products
     Earnings from operations (net of taxes) .................................................                 --                  3
     Gain on disposal (net of taxes) .........................................................                  9                 --
                                                                                                   ---------------------------------
Net earnings .................................................................................             $  134             $   13
                                                                                                   =================================

                                                                                           At March 31            At December 31 (a)
                                                                                         --------------          -------------------
Millions of dollars                                                                                2000                         1999
------------------------------------------------------------------------------------------------------------------------------------
    ......................................................................
Current assets ...........................................................                       $1,414                       $1,631
Noncurrent assets ........................................................                        7,679                        7,352
Current liabilities ......................................................                        1,481                        1,562
Noncurrent liabilities ...................................................                        4,807                        4,702
Shareholder's equity .....................................................                        2,805                        2,719


(12)     Asset Acquisitions

On February 3, 2000, the company's Spirit Energy Partners, L.P. (partnership), acquired interests from Tana Corporation in 12 proven properties and nine offshore platforms located in the shelf area of the Gulf of Mexico. The partnership is an entity formed by Unocal to acquire producing properties in existing areas of operations. The company's non-controlling 50 percent interest is accounted for using the equity method. The purchase had an effective date of October 1, 1999. The company and its partner each contributed $27 million to the partnership for the purchase of the properties. The partnership also secured outside financing for the purchase.

(13)     Restructuring Costs

In the first quarter of 2000 the company adopted a restructuring plan that resulted in the accrual of a $17 million pre-tax restructuring charge. This amount included the estimated costs of terminating approximately 195 employees. The plan involves the simplifying of the organizational structures to align them with the company's portfolio requirements and business needs, along with the creation of a new organizational structure for part of the company's Lower 48 exploration and production segment.

Approximately 125 of the affected employees are from various exploration and production business units and 70 are from other organizations, including corporate staff. The restructuring charge included approximately $17 million for termination costs to be paid to the employees over time, approximately $2 million for outplacement and other costs and a net reduction in pension and post retirement expenses of $2 million. The charge is included in selling, administrative and general expense on the consolidated earnings statement. At March 31, 2000, 113 employees had been terminated or had received termination notices as a result of the plan, with additional terminations scheduled primarily in the second and third quarters of 2000.

The company adopted a restructuring plan during the second quarter of 1999 that resulted in the accrual of an $18 million pre-tax restructuring charge. This amount included the estimated costs of terminating approximately 250 employees. The charge was included in selling, administrative and general expense on the consolidated earnings statement. The plan involved the blending of several International and Geothermal organizations, a manpower optimization program in Thailand, cost cutting and efficiency initiatives and a company-wide shared resources initiative.

Approximately 100 of the affected employees were from the company's International operations, 31 were from the Carbon and Minerals segment, 25 were from the Alaska oil and gas operations and 94 were from other organizations, including corporate staff. The restructuring charge included approximately $16 million for termination costs to be paid to the employees over time and about $2 million related to outplacement and other costs. At March 31, 2000, 237 employees had been terminated or had received termination notices as the result of the plan with additional terminations scheduled during 2000.

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

Approximately 240 of the affected employees were from the company's mining operations, 95 were from various exploration and production business units and 140 were support personnel at various locations. The restructuring charge included approximately $23 million for termination costs to be paid to the employees over time, about $2 million in benefit plan curtailment costs and about $2 million related to outplacement and other costs. At March 31, 2000, 441 employees had been terminated or had received termination notices as a result of the plan, with additional terminations scheduled during 2000.

The amount of unpaid benefits remaining on the consolidated balance sheet at March 31, 2000 was $26 million for the three plans combined. The company expects to fall short of the expected number of terminations for the 1998 and 1999 plans combined by approximately 25 employees. However, no material changes are expected to the costs accrued for the plans and no adjustments to the liability have been made to date.

(14)     Loans to Certain Officers of the Company

On March 16, 2000, the company entered into loan agreements with ten of its officers pursuant to the company's 2000 Executive Stock Purchase Program (the Program). The Program was approved by the Board of Directors of the company and is being submitted for approval of the company's stockholders at the 2000 Annual Meeting of Stockholders. Under the Program, loans totaling $32 million were granted to the officers to enable them to purchase shares of company stock in the open market. The loans, which are full recourse to the officers, mature on March 16, 2008 and bear interest at the rate of 6.8 percent per annum. The amount of the loans and the balance of the loans are reflected in cash flows from financing activities on the consolidated cash flows statement and as a reduction to stockholders' equity on the consolidated balance sheet, respectively.

The company and the officers have agreed that if the Program is not approved by the stockholders, the shares purchased by the officers will be sold to the company for the lesser of the purchase price or their fair market value at the time of the resale, and the loans will become immediately due and payable.


(15)     Segment Data

As a result of recent changes in the organization, the company has made corresponding changes in the reporting of its segments from the reporting utilized in the 1999 Annual Report on Form 10-K. The company's reportable segments are now: Exploration and Production, Global Trade, Pipelines, Geothermal and Power Operations, and Carbon and Minerals Businesses. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate and those businesses that were sold or being phased-out, are included under the Corporate and Unallocated heading. See also Management`s Discussion and Analysis in Item 2 for further description of the new segments.

                                                    --------------------------------------------------------------------------------
Segment Information                                                      Exploration & Production                 Global   Pipelines
For the Three Months                                             North America               International         Trade
ended March 31, 2000                                             -------------               -------------
Millions of dollars                                                                         Far
                                                       Lower 48     Alaska     Canada      East       Other
                                                    --------------------------------------------------------------------------------
    ................................................
External sales & operating revenues ................    $    24    $    61    $    44    $   216     $    29     $ 1,368     $     8
Other revenues (loss) ..............................         --         --          5         (2)          1           6          14
Inter-segment revenues .............................        301         17         --         68          14           1           3
                                                    --------------------------------------------------------------------------------
Total ..............................................        325         78         49        282          44       1,375          25
                                                    --------------------------------------------------------------------------------
Earnings from continuing operations ................         63         23          4         82          (2)         (2)         15
Earnings from discontinued operations ..............         --         --         --         --          --          --          --
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................         63         23          4         82          (2)         (2)         15
                                                    --------------------------------------------------------------------------------
Assets (at March 31, 2000) .........................      2,144        307        984      1,937         660         333         254
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
                                                    Geothermal   Carbon &               Corporate & Unallocated              Totals
                                                    & Power      Minerals
                                                    Operations               Admin   Net Int    Environmental
                                                                          & General    Exp      & Litigation   Other (a)
                                                    --------------------------------------------------------------------------------
    ..........................................
External sales & operating revenues ..........      $    36     $  41     $  --      $  --          $  --      $  --       $1,827
Other revenues (loss) ........................            6         7        --          6             --         11           54
Inter-segment revenues .......................           --        --        --         --             --       (404)          --
                                                    --------------------------------------------------------------------------------
Total ........................................           42        48        --          6             --       (393)       1,881
                                                    --------------------------------------------------------------------------------
Earnings from continuing operations ..........            9         7       (22)       (36)           (5)        (12)         124
Earnings from discontinued operations ........           --        --        --         --             --          9            9
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ..........................            9         7       (22)       (36)           (5)         (3)         133
                                                    --------------------------------------------------------------------------------
Assets (at March 31,2000) (b) ................          541       293        --         --             --      1,628(b)     9,081(b)
                                                    --------------------------------------------------------------------------------

(a) Includes eliminations and consolidation adjustments
(b) Includes assets for discontinued operations(Agricultural Products) of $314 million

                                                    --------------------------------------------------------------------------------
Segment Information                                                      Exploration & Production                 Global   Pipelines
For the Three Months                                             North America               International         Trade
ended March 31, 1999                                             -------------               -------------
Millions of dollars                                                                         Far
                                                       Lower 48     Alaska     Canada      East       Other
                                                    --------------------------------------------------------------------------------
    ................................................
External sales & operating revenues ................    $    35    $    23    $    19    $   155     $    25     $   768     $    10
Other revenues (loss) ..............................          2         --          3          1           2          --          15
Inter-segment revenues .............................        184         17         --         42          --           1           2
                                                    --------------------------------------------------------------------------------
Total ..............................................        221         40         22        198          27         769          27
                                                    --------------------------------------------------------------------------------
Earnings from continuing operations ................          1          2          4         48         (19)          2          17
Earnings from discontinued operations ..............         --         --         --         --          --          --          --
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................          1          2          4         48         (19)          2          17
                                                    --------------------------------------------------------------------------------
Assets (at December 31, 1999) ......................      2,178        326      1,356      1,856         176         439         299
                                                    --------------------------------------------------------------------------------

                                                    --------------------------------------------------------------------------------
                                                    Geothermal   Carbon &               Corporate & Unallocated              Totals
                                                    & Power      Minerals
                                                    Operations               Admin   Net Int    Environmental
                                                                          & General    Exp      & Litigation   Other (a)
                                                    --------------------------------------------------------------------------------
    ..........................................
External sales & operating revenues ..........      $    45     $  43     $  --      $  --          $  --      $   3       $1,126
Other revenues (loss) ........................          (12)        9        --          6             --         16           42
Inter-segment revenues .......................           --        --        --         --             --       (246)          --
                                                    --------------------------------------------------------------------------------
Total ........................................           33        52        --          6             --       (227)       1,168
                                                    --------------------------------------------------------------------------------
Earnings from continuing operations ..........           --         9       (21)       (31)           (5)        ( 3)           4
Earnings from discontinued operations ........           --        --        --         --             --          3            3
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ..........................           --         9       (21)       (31)           (5)         --            7
                                                    --------------------------------------------------------------------------------
Assets (at December 31, 1999)(b)..............          532       277        --         --             --      1,528(b)     8,967(b)
                                                    --------------------------------------------------------------------------------

(a) Includes eliminations and consolidation adjustments.
(b) Includes assets for discontinued operations(Agricultural Products) of $289 million.

(16)     Subsequent Event

On April 10, 2000, a Canadian subsidiary of the company indicated it would be willing to make a conditional offer of $10.10 Canadian dollars per share for the approximately 21.9 million shares, or approximately 52 percent, of Calgary-based Northrock that it does not already own. The company does not expect that the board of Northrock will decide whether to recommend acceptance of the offer until it has received and considered a valuation from an independent appraiser. Accordingly, the company does not expect to mail the offer documents to Northrock shareholders until the independent appraisal is completed.

OPERATING HIGHLIGHTS                                                                                              UNOCAL CORPORATION
(UNAUDITED)
                                                                                                           For the Three Months
                                                                                                              Ended March 31,
                                                                                                     -------------------------------
                                                                                                          2000                  1999
------------------------------------------------------------------------------------------------------------------------------------
North America Net Daily Production
  Crude oil (thousand barrels)
    ......................................................................................
     Lower 48 (a) ........................................................................                  45                   39
     Alaska ..............................................................................                  27                   27
     Canada (b) ..........................................................................                  16                    8
------------------------------------------------------------------------------------------------------------------------------------
          Total North America crude oil ..................................................                  88                   74

  Natural gas - wet basis (million cubic feet)
     Lower 48 (a) ........................................................................                 737                  775
     Alaska ..............................................................................                 154                  153
     Canada (b) ..........................................................................                 101                    3
------------------------------------------------------------------------------------------------------------------------------------
          Total North America natural gas ................................................                 992                  931

North America Average Prices (c)
  Crude oil (per barrel)
     Lower 48 ............................................................................           $   27.52            $   11.26
     Alaska ..............................................................................           $   23.15            $    8.05
     Canada ..............................................................................           $   19.24            $    9.65
          Average North America crude oil prices .........................................           $   24.60            $    9.85

  Natural gas (per mcf)
     Lower 48 ............................................................................           $    2.50            $    1.92
     Alaska ..............................................................................           $    1.20            $    1.20
     Canada ..............................................................................           $    1.50            $    1.84
          Average North America natural gas prices .......................................           $    2.18            $    1.80
------------------------------------------------------------------------------------------------------------------------------------
International Net Daily Production (d)
  Crude oil (thousand barrels)
     Far East ............................................................................                  71                   70
     Other ...............................................................................                  19                   23
------------------------------------------------------------------------------------------------------------------------------------
          Total International crude oil ..................................................                  90                   93

  Natural gas - wet basis (million cubic feet)
     Far East ............................................................................                 911                  842
     Other ...............................................................................                  62                   36
------------------------------------------------------------------------------------------------------------------------------------
          Total International natural gas ................................................                 973                  878

International Average Prices (c)
  Crude oil (per barrel)
     Far East ............................................................................           $   23.63            $   10.85
     Other ...............................................................................           $   25.53            $   11.17
          Average International crude oil prices .........................................           $   24.05            $   10.93

  Natural gas (per mcf)
     Far East ............................................................................           $    2.29            $    1.88
     Other ...............................................................................           $    2.73            $    1.75
          Average International natural gas prices .......................................           $    2.33            $    1.87
------------------------------------------------------------------------------------------------------------------------------------
Worldwide Net Daily Production (a) (b) (d)
  Crude oil (thousand barrels) ...........................................................                 178                  167
  Natural gas (million cubic feet) .......................................................               1,965                1,809
  Barrels oil equivalent (thousands) .....................................................                 506                  469

Worldwide Average Prices (c)
  Crude oil (per barrel) .................................................................           $   24.39            $   10.40
  Natural gas (per mcf) ..................................................................           $    2.25            $    1.83

(a)  production includes proportionate shares of equity affiliates .......................
(b)  production includes 100% of Northrock Resources Ltd:   Crude oil ....................                   9                   --
                                                            Natural gas ..................                  99                   --
(c)  average  prices  include  hedging gains and losses, but exclude other
      Global Trade margins
(d) production includes certain host countries' shares of:  Crude:oil ....................                  29                   12
                                                            Natural gas ..................                 110                   84

                                      -15-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with Management's Discussion and Analysis in Item 7 of the company's 1999 Annual Report on Form 10-K. See also note 15 to the consolidated financial statements in Item 1 for revisions in the company reportable segments.

                              CONSOLIDATED RESULTS

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
Millions of dollars                                           2000          1999
--------------------------------------------------------------------------------
    ..................................................
Earnings from continuing operations ..................         $124         $  4
Earnings from discontinued operations ................            9            3
--------------------------------------------------------------------------------
Net earnings .........................................         $133         $  7
--------------------------------------------------------------------------------

Earnings from continuing operations increased by $120 million in the first quarter of 2000 compared to the same period a year ago. The increase was primarily due to higher crude oil and natural gas prices. The company's worldwide average crude oil price, increased by $13.99 per barrel, or 135 percent, to $24.39 per barrel from the same period a year ago. The company's worldwide average natural gas price, increased by $0.42 per thousand cubic feet
(mcf), or 23 percent, to $2.25 per mcf from the same period a year ago.

The first quarter of 2000 included an after-tax restructuring charge of $11 million while the first quarter of 1999 included an after-tax loss of $10 million from the sale of the company's interest in a geothermal steam production operation at The Geysers in Northern California.

The company's Agricultural Products business, whose sale is pending and is now reported in discontinued operations, had higher earnings of $6 million from the same period a year ago. The sale of the business unit is dependent on clearance by the U.S. Federal Trade Commission.

EXPLORATION AND PRODUCTION

The company engages in oil and gas exploration, development, and production worldwide.

North America - Included in this category are the U.S. Lower 48, Alaska, and Canada oil and gas operations. The category was changed from U. S. to North America which now includes Canada. The emphasis of the U.S. Lower 48 is on the onshore, continental shelf and deepwater areas of the Gulf of Mexico region and on the Permian Basin in West Texas. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 is sold to the company's Global Trade segment. The remainder is sold to third parties or, in the case of Alaska natural gas production, used in the company's agricultural products operations.

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
Millions of dollars                                                2000     1999
--------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)
    ...........................................................
     Lower 48 (a) .............................................    $ 63     $  1
     Alaska ...................................................      24        2
     Canada (b) ...............................................       4        4
--------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) (a) (b) ....      91        7
Special items:
     Litigation provisions (Alaska) ...........................      (1)     --
--------------------------------------------------------------------------------
After-tax earnings (a) (b) ....................................    $ 90     $  7
--------------------------------------------------------------------------------

(a)  Includes minority interests of: ..........................    $ (5)    $  1
(b)  Includes minority interests of: ..........................    $  8     $ --

After-tax earnings in the first quarter of 2000 increased by $83 million from the same period a year ago. This increase was principally due to higher North America average crude oil prices and Lower 48 natural gas prices. The average North America crude oil prices increased $14.75 per barrel, or 150 percent from the same period a year ago. The average natural gas price in the U.S. Lower 48 increased by $0.58 per thousand cubic feet, or 30 percent. These positive results were slightly offset by lower results from one of the company's Canadian subsidiaries, primarily from losses related to derivative activities. See information on commodity derivative activities included in note 8 to the consolidated financial statements in Item 1.

International - Includes the company's oil and gas exploration and production activities outside of North America. The company operates or participates in production operations in Thailand, Indonesia, The Netherlands, Azerbaijan, Myanmar, Bangladesh and the Democratic Republic of Congo. International operations also include the company's exploration activities and the development of energy projects primarily in Asia, Latin America and West Africa.

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
Millions of dollars                                                2000     1999
--------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) (before special items)
    ........................................................
     Far East ..............................................     $ 82      $ 48
     Other .................................................       (2)      (19)
--------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) .........       80        29
Special items: .............................................      --        --
--------------------------------------------------------------------------------
After-tax earnings .........................................     $ 80      $ 29
--------------------------------------------------------------------------------

After-tax earnings in the first quarter of 2000 increased by $51 million from the same period a year ago. The increase was primarily due to higher international crude oil and natural gas prices. International average crude oil prices increased by $13.12 per barrel, or 120 percent, to $24.05 per barrel from the same period a year ago. International's average natural gas price increased by $0.46 per mcf, or 25 percent, to $2.33 per mcf from the same period a year ago. These positive results were slightly offset by timing delays of crude oil liftings in Azerbaijan and the Democratic Republic of Congo.


GLOBAL TRADE

The Global Trade segment conducts most of the company's worldwide crude oil, condensate and natural gas trading and marketing activities and is responsible for commodity-specific risk management activities on behalf of most of the company's exploration and production segment. Global Trade also purchases crude oil, condensate and natural gas from certain of the company's royalty owners, joint venture partners and other unaffiliated oil and gas producers for resale. In addition, Global Trade takes pricing positions in hydrocarbon derivative instruments. The Pipelines business unit has been segregated from the Global Trade segment.

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
Millions of dollars                                                2000     1999
--------------------------------------------------------------------------------
    ...........................................................
Adjusted after-tax earnings (loss) (before special items) .....     $(2)     $ 2
Special items: ................................................      --       --
--------------------------------------------------------------------------------
After-tax earnings (loss) .....................................     $(2)     $ 2
--------------------------------------------------------------------------------

After-tax results in the first quarter of 2000 decreased by $4 million from the same period a year ago. The decrease was primarily due to negative margins on domestic crude oil trading and lower margins for natural gas trading.

PIPELINES

The Pipelines business segment principally includes the company's equity interests in affiliated petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S.

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
Millions of dollars                                                2000     1999
--------------------------------------------------------------------------------
    ........................................................
Adjusted after-tax earnings (before special items) .........       $15       $17
Special items: .............................................        --        --
--------------------------------------------------------------------------------
After-tax earnings .........................................       $15       $17
--------------------------------------------------------------------------------

After-tax earnings in the first quarter of 2000 decreased by $2 million from the same period a year ago. This decrease was primarily due to lower volumes from the Cushing-Chicago pipeline system, in which the company owns an equity interest.


GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment supplies geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's current activities also include the operation of power plants in Indonesia and an equity interest in a gas-fired power plant in Thailand, scheduled to come on line in the second half of 2000. The company's non-exploration and production business development activities, primarily power-related, are now also included in the Geothermal and Power Operations segment.

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
Millions of dollars                                                2000     1999
--------------------------------------------------------------------------------
    .......................................................
Adjusted after-tax earnings (before special items) ........      $  9      $ 10
Special items:
     Asset sales (a) ......................................        --       (10)
--------------------------------------------------------------------------------
After-tax earnings ........................................      $  9      $ --
--------------------------------------------------------------------------------

(a) Represents loss on the sale of a geothermal production operation at The Geysers in Northern California.

After-tax earnings in the first quarter of 2000 increased by $9 million from the same period a year ago. This increase is primarily due to an after-tax loss of $10 million from the sale of the company's interest in a geothermal steam production operation at The Geysers in Northern California, which was part of the first quarter of 1999 results.

CARBON AND MINERALS

The Carbon and Minerals business segment produces and markets petroleum coke, graphites and specialty minerals, including lanthanides, molybdenum and niobium.

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
Millions of dollars                                                2000     1999
--------------------------------------------------------------------------------
    ..........................................................
Adjusted after-tax earnings (before special items) (a) .......     $ 8      $ 9
Special items:
     Environmental, litigation and other provisions ..........      (1)      --
--------------------------------------------------------------------------------
After-tax earnings (a) .......................................     $ 7      $ 9
--------------------------------------------------------------------------------

(a)  Includes minority interests of: .........................     $--      $(1)

After-tax earnings in the first quarter of 2000 decreased by $2 million from the same period a year ago. The decrease was primarily due to lower affiliate earnings in Brazil, lower petroleum coke and graphite results, partially offset by higher specialty minerals results.


CORPORATE AND UNALLOCATED

Corporate and Unallocated expense include general corporate overhead, miscellaneous operations, including real estate activities and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
Millions of dollars                                                2000     1999
--------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items)
    ............................................................
     Administrative and general expense ........................   $(22)   $(21)
     Net interest expense ......................................    (36)    (31)
     Environmental and litigation expense ......................     (3)     (2)
     Other (a) .................................................     (1)     (3)
--------------------------------------------------------------------------------                                     -
Adjusted after-tax earnings effect (before special items) (a) ..    (62)    (57)
Special items:
     Environmental and litigation provisions ...................     (2)     (3)
     Restructuring costs (Other) ...............................    (11)     --
--------------------------------------------------------------------------------
After-tax earnings effect (a) ..................................   $(75)   $(60)
--------------------------------------------------------------------------------

(a)  Includes minority interests of: ...........................   $  1    $ --

Net interest expense was higher in the first quarter of 2000 compared to the same period a year ago due to higher long term debt, primarily due to the consolidation  of  debt  of  Northrock  Resources  Ltd.  (Northrock)  and  lower capitalized interest. The first quarter of 2000 included an after-tax restructuring charge of $11 million and $5 million lower earnings and dividends from a petroleum industry mutual insurance company, both in the Other category.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first three months of 2000, net cash flow provided by operating activities was $375 million compared with $99 million in the same period a year ago. This increase primarily reflects the effects of higher worldwide crude oil and natural gas prices. Working capital and other changes in the first quarter of 2000 included benefits from the effects of a decrease in net foreign income tax payments, the advance sale of certain domestic trade receivables and a decrease in environmental, litigation and abandonment related payments. Working capital and other changes also included the negative effect of increases in accounts receivable from geothermal related sales in Indonesia.

Pre-tax proceeds from asset sales, including discontinued operations, were $77 million for the first three months of 2000. The proceeds consisted of $47 million from the sale of certain oil and gas properties. Pre-tax proceeds also included $25 million received from Tosco Corporation associated with a participation agreement involving certain gasoline margins related to the sale of the company's former West Coast refining, marketing and transportation assets.

Capital spending for the first three months of 2000 was $295 million compared with $225 million in the same period a year ago. This increase is primarily due to the company's higher level of activity in Canada. Capital spending also included $20 million for the acquisition of an interest in a Canadian natural gas storage facility in Alberta, Canada.

The company's long-term debt was $2.69 billion at March 31, 2000, compared with $2.85 billion at year-end 1999. This decrease primarily reflects the reduction in commercial paper borrowings.


ENVIRONMENTAL MATTERS

At March 31, 2000, the company's reserves for environmental remediation obligations totaled $189 million, of which $102 million was included in current liabilities. During the first quarter of 2000, cash payments of $16 million were applied against the reserve. The company also estimates that it possibly could incur additional remediation costs aggregating approximately $200 million, as discussed in note 10 to the consolidated financial statements. The company's total environmental reserve amount is grouped into the following five categories:

Reserve Summary
                                                                   March 31,
Millions of dollars                                                   2000
--------------------------------------------------------------------------------
     Superfund and similar sites                                      $  8
     Former company-operated sites                                       8
     Company facilities sold with retained liabilities                  43
     Inactive or closed company facilities                              85
     Active company facilities                                          45
--------------------------------------------------------------------------------
        Total reserves                                                $189
================================================================================

The U.S. Environmental Protection Agency proposed to add the Molycorp, Inc. Questa, New Mexico, facility to the Superfund National Priorities List in the May 11, 2000 Federal Register.

RESTRUCTURING

In February 2000, the company adopted a restructuring plan that resulted in the accrual of a $11 million after-tax restructuring charge as reflected in the company's first quarter of 2000 results. This amount included the estimated costs of terminating approximately 195 employees. The plan involved the simplifying of the organizational structure to align it with our portfolio requirements and business needs. The charge was recorded in aggregate in Corporate and Unallocated. Approximately $7 million of the after-tax restructuring charge was related to the Exploration and Production segment. Cash expenditures before taxes related to this restructuring plan are estimated to be $14 million and $5 million in the years 2000 and 2001, respectively, including $2 million expended in the first quarter of 2000.

Approximately 125 of the affected employees were from various exploration and production business units and 70 are from other organizations, including corporate staff. At March 31, 2000, 113 employees had been terminated or had received termination notices as a result of the plan with the remaining terminations scheduled primarily for the second and third quarters of 2000.

The company adopted a restructuring plan during the second quarter of 1999 that resulted in the accrual of a $11 million after-tax restructuring charge. This amount included the estimated costs of terminating approximately 250 employees. The plan involved the blending of several International and Geothermal organizations, a manpower optimization program in Thailand, cost cutting and efficiency initiatives and a company-wide shared resources initiative. The charge was recorded in aggregate in Corporate and Unallocated. Approximately $8 million and $1 million of the after-tax charge related to the Exploration and Production and Carbon and Minerals segments, respectively.

Approximately 100 of the affected employees were from the company's International operations, 31 were from the Carbon and Minerals segment, 25 were from the Alaska oil and gas operation and 94 were from other organizations, including corporate staff. At March 31, 2000, 237 employees had been terminated or had received termination notices as the result of the plan with additional terminations scheduled during early 2000.

The company adopted a restructuring plan during the fourth quarter of 1998 that resulted in the accrual of a $17 million after-tax restructuring charge. This amount included the estimated costs of terminating approximately 475 employees. The plan involves the suspension of mining and manufacturing operations at the Mountain Pass, California, lanthanide facility, a change in mining operations at the Questa, New Mexico, molybdenum facility, the withdrawal from non-strategic activities in Central Asia and a reduction in activities of various business units. The restructuring charge was recorded in aggregate in Corporate and Unallocated. Approximately $5 million, $3 million and $1 million of the after-tax charge related to the Exploration and Production, Carbon and Minerals and Pipelines segments, respectively.

Approximately 240 of the affected employees were from the company's mining operations, 95 were from various exploration and production business units and 140 are support personnel at various locations. At March 31, 2000, 441 employees were terminated or had received termination notices as a result of the plan.

Cash expenditures before taxes related to the three restructuring plans are estimated to be $25 million and $7 million in years 2000 and 2001, respectively, including $6 million expended in the first quarter of 2000. The company expects the plans to reduce annualized salaries and benefits by an estimated $75 million pre-tax. The company expects to fall short of the expected number of terminations from the 1998 and 1999 plans, in total, by approximately 25 employees, however, no material adjustments to the amounts accrued are expected. For more information on the restructuring charges, see note 12 to the consolidated financial statements.

OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases / decreases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases / decreases in reserves, production, sales including related costs and prices, and other statistical items; plans and objectives of management regarding the company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the foward-looking statements. See pages 45 through 47 of Management's Discussion and Analysis in Item 7 of the company's 1999 Annual Report on Form 10-K for a discussion of certain of such conditions and events.

The company expects adjusted (excluding special items) after-tax earnings per share to exceed $0.50 for the second quarter of 2000, assuming an average West Texas Intermediate (WTI) crude oil price of $25.60 per barrel and a Henry Hub natural gas price of $2.95 per MMBtu. The company also expects adjusted after-tax earnings per share of $2.20 to $2.50 for the full year 2000, assuming an average WTI crude oil price of $25.70 per barrel and a Henry Hub natural gas price of $2.90 per MMBtu. The second quarter and full year forecasts are also dependent on the company's deepwater drilling success.

On April 19, 2000, the company and Titan Exploration, Inc. (Titan) received clearance from the Securities and Exchange Commission for the proxy statement-prospectus to be sent to Titan stockholders regarding the merger of the company's oil and gas exploration and production assets in the Permian and San Juan basins, located in West Texas and New Mexico, with Titan to form a new publicly traded company named Pure Resources, Inc., which will be focused on the Permian and San Juan basins. Unocal will hold 65 percent of the new company. The transaction is now awaiting approval by the Titan stockholders at a meeting to be held on May 24, 2000. The transaction is expected to be completed soon thereafter.

The company is currently participating in delineation activity on the Timon prospect on Green Canyon Block 563. The results of this well will determine whether approximately $25 million in current and suspended drilling costs will be charged to earnings in the second quarter of 2000. The suspended drilling costs relate to the company's share of the K-2 well on Green Canyon Block 562.

In the second half of 2000, the company plans to drill two to three deepwater wildcat wells in the Gulf of Mexico, with the arrival of the Discoverer Spirit drillship which is now scheduled for delivery in the third quarter of 2000. The Dana Point prospect is expected to be the first prospect drilled using the new drillship.

In April 2000, a Canadian subsidiary of the company indicated it would be willing to make a conditional offer of $10.10 Canadian dollars per share for the approximately 21.9 million shares, or approximately 52 percent, of Calgary-based Northrock that it does not already own. The company does not expect that the board of Northrock will decide whether to recommend acceptance of the offer until it has received and considered a valuation from an independent appraiser. Accordingly, the company does not expect to mail the offer documents to Northrock shareholders until the independent appraisal is completed.

In Myanmar, the 1999 "take-or-pay" obligation, of which the company's share is approximately $65 million, was billed to the Petroleum Authority of Thailand
(PTT) in late January of 2000. Under the terms of the contract, PTT was obligated to pay this amount by the end of February 2000. The obligation remains outstanding, but the company expects to receive payment in the second half of 2000.

As  of  March  31,  2000,  the  company  had  a  gross  receivable   balance  of
approximately $206 million related to its geothermal operations in Indonesia. Approximately $83 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $80 million represents past due amounts and accrued interest resulting from partial payments for March 1998 through March 2000. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $123 million primarily relates to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables were recorded in 1998, 1999 and 2000. The company is vigorously pursuing collection of the outstanding receivables.

In January 2000, the company reached agreement to sell its Agricultural Products business to Agrium Inc., a Canadian-based company, for approximately $325 million and possible future consideration. Under the agreement, Unocal would receive $250 million in cash plus $50 million in newly-issued Agrium convertible preferred securities and $25 million in Agrium common stock at a four percent discount to market. In addition, the agreement provides for participation payments to Unocal if ammonia and urea prices rise above projected levels over the next six years. The sale of the business unit is dependent on clearance by the U.S. Federal Trade Commission.

In April 2000, the company engaged a financial advisor to assist in the possible sale of Poco Graphite, Inc., a Texas-based subsidiary which produces specialty graphite products, and certain other assets located in Illinois that manufacture petroleum coke products. This proposed sale is part of the company's continuing transformation into a global energy resource and project development company.

On March 29, 2000, the United States Court of Appeals for the Federal Circuit affirmed a judgement of the U.S. District Court for the Central District of California that upheld the validity of one of the company's reformulated motor gasolines patents. Following a 1997 trial in the District Court, a jury had found the patent was valid and that six defendant companies had infringed the patent with respect to 1.19 billion gallons, or 29.1 percent of the total California reformulated gasoline manufactured by the six defendant companies between March 1, 1996, and July 31, 1996. The jury also awarded the company 5-3/4 cents per gallon in damages for this infringement. The jury's award for the five-month period totaled over $95 million at March 31, 2000, including interest and attorney's fees. The company believes that its patents may offer a significant potential revenue stream. With the Court of Appeals decision, the company will now ask the District Court, for an accounting by the defendants of nationwide infringing gallons manufactured by them for the period since Aug. 1, 1996, to the present, multiplied by 5-3/4-cents per gallon.

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

The company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at March 31, 2000. Assuming a ten percent decrease in the company's weighted average borrowing costs at March 31, 2000, the potential increase in the fair value of the company's debt obligations and associated interest rate derivative instruments, including the company's net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $114 million at March 31, 2000.

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

From time to time the company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At March 31, 2000, the company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge its Canadian dollar denominated debt and other local currency obligations in Canada, Thailand and The Netherlands. The company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the company's combined foreign currency position related to its outstanding foreign currency swaps and forward contracts. Assuming an adverse change of ten percent in foreign exchange rates at March 31, 2000, the potential decrease in fair value of the company's foreign currency forward contracts, including the company's net interests in the foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $14 million at March 31, 2000.

Commodity Price Risk - The company is a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and petroleum-based products and is subject to the associated price risks. The company uses hydrocarbon derivative financial instruments (derivatives), such as futures contracts, swaps and options to mitigate its overall exposure to fluctuations in hydrocarbon commodity prices. The company may also enter into derivatives to hedge contractual delivery commitments and future crude oil and natural gas production against price exposure.

The company also actively trades derivatives, primarily exchange regulated futures and options contracts, subject to internal policy limitations.

The company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon price sensitive (price sensitive) derivatives. Value at risk represents the potential loss in fair value the company would experience on its price sensitive derivatives , using calculated volatilities and correlations over a specified time period with a given confidence level. The company's risk model is based upon historical data and uses a three-day time interval with a 95-percent confidence level. The model includes offsetting physical positions for price sensitive derivatives related to the company's pre-paid crude oil and pre-paid natural gas sales, as well as the company's net interests in its subsidiaries' crude oil and natural gas derivative instruments and forward sales contracts. Based upon the company's risk model, the value at risk related to price sensitive derivative financial instruments held for purposes other than trading was approximately $1 million at March 31, 2000. The value at risk related to price sensitive derivative financial instruments held for trading purposes was approximately $4 million at March 31, 2000.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

There is incorporated by reference the information with respect to certain legal proceedings previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K), the information regarding environmental remediation reserves in note 9 to the consolidated financial statements in Item 1 of Part I of this report, the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in
Item 2 of Part I, and the information regarding certain legal proceedings and other contingent liabilities in note 10 to the consolidated financial statements. Information with respect to certain recent developments is set forth below:

1. In the lawsuit captioned Bridas Corporation v. Unocal Corporation, described in Paragraph 1 of Item 3 of the 1999 Form 10-K, in April 2000, the Texas Court of Appeals affirmed the judgment of the trial court dismissing the action.

2. The trial of the action captioned Union Oil Company of California v. Bruce Babbitt, et al., described in Paragraph 2 of Item 3 of the 1999 Form 10-K, has been rescheduled to July 17, 2000.

3. In the action captioned United States, ex rel. Johnson v. Shell Oil Company et al., described in Paragraph 3 of Item 3 of the 1999 Form 10-K, the plaintiffs seek recovery from the company of $52 million in damages and prejudgment interest, to be trebled as provided by the False Claims Act, plus attorneys' fees and civil penalties authorized by the act.

4.       In the action captioned United States,  ex rel. Harrold E.(Gene) Wright
         v. Amerada Hess Corporation, et al., described in Paragraph 4 of Item 3 of the 1999 Form 10-K, in March 2000, the U.S. Department of Justice intervened in the lawsuit against four other defendants. The remaining defendants, including the company, have not been intervened against by the Justice Department and have not, as yet, been served with process by the private plaintiffs.

         In the action captioned United States, ex rel. Jack Grynberg v. Unocal, also described in Paragraph 4 of Item 3 of the 1999 Form 10-K, in March 2000, the U.S. District Court of Wyoming heard oral argument on all defendants' motions to dismiss the consolidated actions, which motions remain under consideration by the court.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The Exhibit Index on page 30 of this report lists the exhibits that are filed as part of this report.

         (b)      Reports on Form 8-K:

                  Filed during the first quarter of 2000

1. Current Report on Form 8-K dated January 5, 2000, and filed January 6, 2000, for the purpose of reporting, under
                      Item 5, the adoption by the company's board of directors of a Rights Agreement, filed as an exhibit under Item 7, and the declaration of preferred share purchase rights as a dividend to the common stockholders.

2. Current Report on Form 8-K dated and filed January 12, 2000, for the purpose of reporting, under Item 5, the company's receipt of certain payments from Tosco Corporation.

3. Current Report on Form 8-K dated January 19, 2000, and filed January 20, 2000, for the purpose of reporting, under Item 5, the planned sale of the company's agricultural products business to Agrium Inc.

4. Current Report on Form 8-K dated January 26, 2000, and filed February 15, 2000, for the purpose of reporting, under Item 5, the company's fourth quarter and full-year 1999 earnings and related information.

5. Current Report on Form 8-K dated February 7, 2000, and filed February 10, 2000, for the purpose of reporting, under Item 5, the company's 1999 crude oil and natural gas reserve data and related costs.

6. Current Report on Form 8-K dated February 9, 2000, and filed February 15, 2000, for the purpose of reporting, under Item 5, the company's 2000 financial outlook.

7. Current Report on Form 8-K dated March 16, 2000, and filed April 12, 2000, for the purpose of reporting, under Item 5, loans to and purchases of Common Stock by Certain Officers of the Company, agreements relating to which were filed as exhibits under Item 7, and a new employment agreement with Charles R. Williamson, also filed as an exhibit under Item 7.

8. Current Report on Form 8-K dated March 29, 2000, and filed March 31, 2000, for the purpose of reporting, under Item 5, the company's reformulated gasoline patent case update.

                  Filed during the second quarter of 2000 to the date hereof:

1. Current Report on Form 8-K dated April 10, 2000, and filed April 12, 2000, for the purpose of reporting, under Item 5, the company's intent to make a conditional offer to purchase the remaining shares of Northrock Resources Ltd.

2. Current Report on Form 8-K dated April 25, 2000, and filed May 1, 2000, for the purpose of reporting, under Item 5, the company's first quarter 2000 earnings and related information; and other matters relating to forecast earnings for the year 2000 and possible future asset sales.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             UNOCAL CORPORATION
                                             (Registrant)


Dated:  May 12, 2000                         By:   /s/ JOE D. CECIL
                                                ------------------------------
                                                  Joe D. Cecil
                                                  Vice President and Comptroller
                                                  (Duly Authorized Officer
                                                   Principal Accounting Officer)

                                  EXHIBIT INDEX

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the three months ended March 31, 2000 and 1999.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended March 31, 2000 and 1999.

27. Financial data schedule for the period ended March 31, 2000 (included only in the copy of this report filed electronically with the Commission).

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.