Form 10-Q
period 2000-06-30
UNOCAL CORP
filed 2000-08-14
CIK 716039

Unocal Corporation's 2nd Quarter 2000 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 2000
                                     ----------------

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

Number of shares of Common Stock, $1 par value, outstanding as of July 31, 2000:
242,862,032

                                TABLE OF CONTENTS




                                     PART I                                 PAGE

Item 1. Financial Statements
          Consolidated  Earnings............................................  1
          Consolidated Balance Sheet........................................  2
          Consolidated Cash Flows...........................................  3
          Notes to Financial Statements.....................................  4

Operating Highlights ....................................................... 15

Item 2. Management's  Discussion and Analysis of
        Financial  Condition and Results of Operations...................... 16

Item 3  Quantative and Qualitative Disclosures about Market Risk............ 28


                                     PART II
Item 1  Legal Proceedings................................................... 30

Item 4  Submission of Matters to a Vote of Security Holders................. 31

Item 6  Exhibits and Reports on Form 8-K.................................... 32


                                   SIGNATURES                                33

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                                                             UNOCAL CORPORATION
(UNAUDITED)
                                                                                    For the Three Months         For the Six Months
                                                                                         Ended June 30,            Ended June 30,
                                                                                   ----------------------       --------------------
Millions of dollars except per share amounts                                            2000         1999        2000         1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues
    ............................................................................
Sales and operating revenues ...................................................   $   2,011    $   1,381   $   3,838    $   2,507
Interest, dividends and miscellaneous income ...................................         140           28         171           56
Equity in earnings of affiliated companies .....................................          32           21          57           48
Gain (loss) on sales of assets .................................................          65           11          63           (2)
------------------------------------------------------------------------------------------------------------------------------------
      Total revenues ...........................................................       2,248        1,441       4,129        2,609
Costs and other deductions
Crude oil, natural gas and product purchases ...................................       1,144          782       2,195        1,360
Operating expense ..............................................................         288          236         524          454
Selling, administrative and general expense ....................................          37           50          85           81
Depreciation, depletion and amortization .......................................         224          179         430          375
Dry hole costs .................................................................          37           47          51           74
Exploration expense ............................................................          37           35          86           73
Interest expense ...............................................................          53           48         106           93
Property and other operating taxes .............................................          17           13          30           25
Distributions on convertible preferred  securities of subsidiary trust .........           8            8          16           16
------------------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions .........................................       1,845        1,398       3,523        2,551
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations before income taxes and minority interests ............         403           43         606           58
Income taxes ...................................................................         159           33         242           44
Minority interests .............................................................          (6)           4         (10)           4
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before discontinued operations .............         250            6         374           10

Discontinued operations
  Agricultural Products
     Earnings from operations (net of tax) .....................................          --            3          --            6
     Gain on disposal (net of tax) .............................................          14           --          23           --
------------------------------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations ..........................................          14            3          23            6
------------------------------------------------------------------------------------------------------------------------------------
      Net earnings .............................................................   $     264    $       9   $     397    $      16
====================================================================================================================================

Basic earnings per share of common stock (a)
   Continuing operations .......................................................   $    1.03    $    0.03   $    1.54    $    0.04
   Discontinued operations .....................................................        0.05         0.01        0.09         0.03
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings ................................................................   $    1.08    $    0.04   $    1.63    $    0.07
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings per share of common stock (b)
   Continuing operations .......................................................   $    1.00    $    0.03   $    1.51    $    0.04
   Discontinued operations .....................................................        0.05         0.01        0.09         0.03
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings ................................................................   $    1.05    $    0.04   $    1.60    $    0.07
------------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared per share of common stock ..............................   $    0.20    $    0.20   $    0.40    $    0.40
------------------------------------------------------------------------------------------------------------------------------------

(a)  Basic weighted average shares outstanding  (in thousands) .................     242,875      242,270     242,789      241,649
(b)  Diluted weighted average shares outstanding (in thousands) ................     256,245      244,001     255,758      242,717

               See notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEET                                                                                        UNOCAL CORPORATION

                                                                                                       June 30,        December  31,
                                                                                                   ------------      ---------------
Millions of dollars                                                                                    2000 (a)                1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    ........................................................................................
   Cash and cash equivalents ...............................................................          $     158           $     332
   Accounts and notes receivable ...........................................................                973                 994
   Inventories .............................................................................                148                 179
   Deferred income taxes ...................................................................                159                 100
   Other current assets ....................................................................                 27                  26
------------------------------------------------------------------------------------------------------------------------------------
      Total current assets .................................................................              1,465               1,631
Investments and long-term receivables ......................................................              1,336               1,264
Properties - net (b) .......................................................................              6,410               5,980
Deferred income taxes ......................................................................                111                  16
Other assets ...............................................................................                125                  76
------------------------------------------------------------------------------------------------------------------------------------
      Total assets .........................................................................          $   9,447           $   8,967
====================================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable ........................................................................          $     859           $     979
   Taxes payable ...........................................................................                212                 192
   Interest payable ........................................................................                 53                  62
   Current portion of environmental liabilities ............................................                120                 100
   Current portion of long-term debt and capital leases ....................................                 92                --
   Other current liabilities ...............................................................                268                 226
------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities ............................................................              1,604               1,559
Long-term debt and capital leases ..........................................................              2,692               2,853
Deferred income taxes ......................................................................                434                 230
Accrued abandonment, restoration and environmental liabilities .............................                547                 567
Other deferred credits and liabilities .....................................................                804                 620
Minority interests .........................................................................                389                 432
Company-obligated mandatorily redeemable convertible preferred securities
   of a subsidiary trust holding solely parent debentures ..................................                522                 522
Common stock ($1 par value) ................................................................                253                 253
   Shares authorized:  750,000,000 (c)
Capital in excess of par value .............................................................                517                 493
Unearned portion of restricted stock issued ................................................                (26)                (20)
Retained earnings ..........................................................................              2,201               1,902
Accumulated other comprehensive loss .......................................................                (40)                (33)
Notes receivable - key employees ...........................................................                (39)               --
Treasury stock - at cost  (d) ..............................................................               (411)               (411)
------------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity ...........................................................              2,455               2,184
------------------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity ........................................          $   9,447           $   8,967
====================================================================================================================================

(a)  Unaudited
(b)  Net of accumulated depreciation, depletion and amortization of ........................          $  10,829           $  10,535
(c)  Number of shares outstanding (in thousands) ...........................................            242,872             242,441
(d)  Number of shares (in thousands) .......................................................             10,623              10,623

               See notes to the consolidated financial statements

CONSOLIDATED CASH FLOWS                                                                                           UNOCAL CORPORATION
(UNAUDITED)

                                                                                                            For the Six Months
                                                                                                              Ended June 30,
                                                                                                      ------------------------------
Millions of dollars                                                                                     2000                1999
------------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Operating Activities
    ........................................................................................
Net earnings ...............................................................................          $  397              $   16
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization .............................................             430                 383
      Dry hole costs .......................................................................              51                  74
      Deferred income taxes ................................................................              48                  (9)
      (Gain) loss on sales of assets (pre-tax) .............................................             (64)                  2
      Other ................................................................................              34                 (21)
      Working capital and other changes related to operations
         Accounts and notes receivable .....................................................             (20)                (59)
         Inventories .......................................................................              31                  21
         Accounts payable ..................................................................            (103)                 (7)
         Taxes payable .....................................................................              20                (168)
         Other .............................................................................             (56)                (62)
------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities ......................................             768                 170
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs) ..........................................            (558)               (468)
   Acquisition of Northrock Resources, Ltd. ................................................            (161)               (184)
   Proceeds from sales of assets ...........................................................              67                 154
   Proceeds from sale of discontinued operations ...........................................              25                --
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities ..........................................            (627)               (498)
------------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Long-term borrowings ....................................................................              58                 798
   Reduction of long-term debt and capital leases ..........................................            (231)               (705)
   Minority interests ......................................................................             (14)                242
   Proceeds from issuance of common stock ..................................................               2                  21
   Dividends paid on common stock ..........................................................             (97)                (97)
   Loans to key employees ..................................................................             (32)               --
   Other ...................................................................................              (1)                 (1)
------------------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities ...............................            (315)                258
------------------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents ......................................................            (174)                (70)
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year .............................................             332                 238
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period .................................................          $  158               $ 168
------------------------------------------------------------------------------------------------------------------------------------

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
      Interest (net of amount capitalized) .................................................          $  113              $   95
      Income taxes (net of refunds) ........................................................          $  182              $  259

               See notes to the consolidated financial statements

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

Results for the six months ended June 30, 2000, are not necessarily indicative of future financial results.

Segment data and certain other items in the prior year financial statements have been reclassified to conform to the 2000 presentation.

(2) Other Financial Information

During the second quarters of 2000 and 1999, approximately 50 percent and 48 percent, respectively, of total sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the company's trading and marketing activities. For the six months ended June 30, 2000 and 1999, these percentages were approximately 50 percent and 47 percent, respectively. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement.

Capitalized interest totaled $3 million and $4 million for the second quarters of 2000 and 1999, respectively, and $5 million and $9 million for the first six months of 2000 and 1999, respectively.

(3) Income Taxes

Income taxes on earnings from continuing operations for the second quarter and first six months of 2000 were $159 million and $242 million, respectively, compared with $33 million and $44 million for the comparable periods of 1999. The effective income tax rates for the second quarter and first six months of 2000 were 40 percent and 40 percent, respectively, compared with 77 percent and 76 percent for the comparable periods of 1999. In 1999, the effect of domestic losses versus foreign earnings resulted in higher effective tax rates in both the second quarter and first six months results.

(4) Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the second quarters and the six months ended June 30, 2000 and 1999:

                                                                                               Earnings          Shares    Per Share
Millions except per share amounts                                                            (Numerator)     (Denominator)   Amount
------------------------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 2000
    .....................................................................................
     Earnings from continuing operations ................................................         $250             242.9
         Basic EPS ......................................................................                                     $ 1.03
                                                                                                                              ======
      Effect of dilutive securities
         Options and common stock equivalents ...........................................                            1.1
                                                                                                  ------------------------
                                                                                                   250             244.0      $ 1.02
         Distributions on subsidiary trust preferred securities (after-tax) .............            7              12.3
                                                                                                  ------------------------
         Diluted EPS ....................................................................         $257             256.3      $ 1.00
                                                                                                                              ======

Three months ended June 30, 1999
     Earnings from continuing operations ................................................         $  6             242.3
         Basic EPS ......................................................................                                     $ 0.03
                                                                                                                              ======
      Effect of dilutive securities
         Options and common stock equivalents ...........................................                            1.7
                                                                                                  ------------------------
         Diluted EPS ....................................................................            6             244.0      $ 0.03
                                                                                                                              ======
         Distributions on subsidiary trust preferred securities (after-tax) .............            6              12.3
                                                                                                  ------------------------
         Antidilutive ...................................................................         $ 12             256.3      $ 0.05

Six months ended June 30, 2000
     Earnings from continuing operations ................................................         $374             242.8
         Basic EPS ......................................................................                                     $ 1.54
                                                                                                                              ======
      Effect of dilutive securities
         Options and common stock equivalents ...........................................                            0.7
                                                                                                  ------------------------
                                                                                                   374             243.5      $ 1.54
         Distributions on subsidiary trust preferred securities (after-tax) .............           13              12.3
                                                                                                  ------------------------
         Diluted EPS ....................................................................         $387             255.8      $ 1.51
                                                                                                                              ======

Six months ended June 30, 1999
     Earnings from continuing operations ................................................         $ 10             241.6
         Basic EPS ......................................................................                                     $ 0.04
                                                                                                                              ======
      Effect of dilutive securities
         Options and common stock equivalents ...........................................                            1.1
                                                                                                  ------------------------
         Diluted EPS ....................................................................           10             242.7      $ 0.04
                                                                                                                              ======
         Distributions on subsidiary trust preferred securities (after-tax) .............           13              12.3
                                                                                                  ------------------------
         Antidilutive ...................................................................         $ 23             255.0      $ 0.09

Not included in the computation of diluted EPS were options outstanding at June 30, 2000 to purchase approximately 7.3 million shares of common stock. These options were not included in the computation because their exercise prices were greater than the year-to-date average market price of $31.58 for the common shares. The exercise prices of these options range from $32.16 to $51.01 per share and they expire in the years 2006 through 2010.

(5) Comprehensive Income

The company's comprehensive earnings were as follows:

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Net earnings ...................................................             $ 264            $   9          $ 397          $  16
Change in foreign currency translation adjustments (net of tax)                 (8)               1             (7)             1
----------------------------------------------------------------------------------------------------------------------------------
      Comprehensive earnings ...................................             $ 256            $  10          $ 390          $  17
==================================================================================================================================

(6) Sale of Accounts Receivable

In 1999, the company, through a non-consolidated subsidiary Unocal Receivables Corp. (URC), entered into a sales agreement with an outside party under which it will sell up to a $204 million undivided interest in domestic crude oil and natural gas trade receivables. The company continues to manage the collection and administrative responsibilities for accounts receivable including the sold interest. The company had sold $100 million of its domestic trade receivables under this agreement as of December 31, 1999. This balance ncreased to $200 million at June 30, 2000. The $100 million increase since the beginning of the year 2000 is reflected as a reduction of accounts and notes receivable in the consolidated balance sheet and a corresponding increase in net cash provided by operating activities in the consolidated statement of cash flows. At June 30, 2000, the company's balance sheet included a note receivable of approximately $237 million due from URC representing the unsold balance of trade receivables transferred to URC.

(7) Long Term Debt and Credit Agreements

During the first six months of 2000, the company decreased its commercial paper borrowings by $125 million to a zero outstanding balance. The company also reduced its borrowings under the $1 billion bank credit agreement by $60 million to a zero outstanding balance. The company also retired $34 million of maturing medium-term notes. In June 2000, the company reclassified $91 million of long-term debt to current liabilities, consisting of its 9 3/4 percent notes and a portion of its outstanding medium-term notes, which it plans to retire by December 31, 2000.

During the first six months of 2000, the company added $96 million to its consolidated total debt from the Pure Resources, Inc. (Pure) transaction. The Pure debt consisted of borrowings under a Titan Exploration, Inc. (Titan) revolving credit facility assumed by Pure (see note 14 for further detail). In addition, the company's Northrock Resources Ltd. (Northrock) subsidiary increased its outstanding debt by $56 million due primarily to an increase in borrowings under its senior credit facility. Neither Northrock's or Pure's debt is guaranteed by the parent company (Union Oil).

(8) Stockholder Rights Plan

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

(9) Financial Instruments and Commodity Hedging

The company's financial instruments at June 30, 2000 are described below:

Foreign currency contracts - Fair values for foreign currency contracts were determined by comparing the contract rates to the forward rates in effect at June 30, 2000 and represent the estimated costs the company would incur, or proceeds the company would receive, if the contracts were terminated at June 30, 2000.

During the first six months of 2000, the company's wholly owned Canadian subsidiary repaid $60 million of its outstanding U.S. dollar debt and retired $60 million of related Canadian dollar currency swap contracts. Gains realized by the subsidiary on the retirement of the currency swap contracts offset losses realized on the debt retirement. The company also retired $60 million of corresponding U.S. dollar currency swap contracts that were designed to mitigate exchange rate fluctuations to the consolidated company related to the subsidiary's swapped Canadian dollar loan. Losses related to the U.S. dollar currency swap contracts were immaterial.

In the first six months of 2000, the company entered into additional foreign currency forward contracts for Netherlands guilder and Thai baht. At June 30, 2000 the company had foreign currency forward contracts outstanding to purchase Netherlands guilder 36 million for approximately $17 million. The contracts are designed to hedge the company's exposure for estimated local foreign currency denominated obligations and receivables expected to be settled in 2000 and 2001. The fair values of the Netherlands guilder purchase contracts at June 30, 2000 were approximately $1 million in liabilities. There were no open contracts for the Thai baht at June 30, 2000.

Commodity hedging activities - The company determines its unrealized gains and losses on hydrocarbon derivative financial instruments using New York Mercantile Exchange settlement prices, dealer quotes or by financial modeling using underlying commodity prices. At June 30, 2000, the company had futures contracts outstanding for the purchase of approximately 1.9 million barrels of crude oil and refined products and the sale of approximately 1.4 million barrels of crude oil and refined products. The company utilizes crude oil futures contracts as a component of its overall risk management strategy.

As of June 30, 2000, a portion of these futures contracts offset the fixed price risk associated with prepaid forward crude oil sales that are scheduled for delivery for the period July to September 2000. The refined products futures contracts primarily offset the price risk of inventory purchases. The pre-tax unrealized gains were $21 million at June 30, 2000. The applicable portion of the gains approximated pre-tax unrealized losses on the corresponding prepaid forward crude oil sales and the price risk of inventory purchases of refined products at June 30, 2000. Natural gas futures contracts and related pre-tax unrealized gains were immaterial at June 30, 2000.

At June 30, 2000, the company had various hydrocarbon option contracts (options) outstanding with several counterparties designed to hedge the prices to be received for the sale of its crude oil and natural gas production for the period July 2000 to October 2004. These options are generally accounted for as hedges, with gains and losses deferred and recognized as adjustments to commodity revenues upon the sale of the underlying production. Portions of the unrealized losses related to hedging contracts of the company's Northrock and Pure subsidiaries were capitalized as components of the acquisition costs (see note 14 for further detail). At June 30, 2000, pre-tax unrealized losses not capitalized approximated $2 million for crude oil options and $24 million for natural gas options.


The company had a gas price swap agreement with nine years remaining at June 30, 2000, related to a prepaid fixed price forward sale. The pre-tax unrealized gain related to the swap agreement at June 30, 2000 was approximately $36 million. The gain is offset by a corresponding unrealized loss on the prepaid fixed price forward sale.

Commodity trading activities - To assist in the management of price risk, the company trades hydrocarbon commodities and related derivatives, including futures, forwards, options and swaps, based upon expectations of future market conditions. The company determines the market values of its non-hedging hydrocarbon commodity derivative instruments using dealer quotes, where available, or by financial modeling using underlying commodity prices. In the first six months of 2000, the company recorded $47 million in pre-tax losses ($12 million after-tax, after minority interest) related primarily to the marking to market of its non-hedging hydrocarbon commodity derivative instruments. The company recorded approximately $7 million in pre-tax gains ($4 million after-tax, after minority interest) related to the marking to market of its non-hedging hydrocarbon commodity derivative instruments during the first six months of 1999.

Fair values of debt and other long-term instruments - The estimated fair value of the company's long-term debt at June 30, 2000, including the current portion, was approximately $2.756 billion. Fair values were based on the discounted amounts of future cash outflows using the rates offered to the company for debt with similar remaining maturities.

The estimated fair value of the mandatorily redeemable convertible preferred securities of the company's subsidiary trust was $491 million at June 30, 2000. The fair value was based on the trading prices of the preferred securities on June 30, 2000.

(10) Accrued Abandonment, Restoration and Environmental Liabilities

At June 30, 2000, the company had accrued $471 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $628 million. This estimate was derived in large part from abandonment cost studies performed by outside firms and is used to calculate the amount to be amortized. The company's reserve for environmental remediation obligations at June 30, 2000 totaled $196 million, of which $120 million was included in current liabilities.

(11) Commitments and Contingencies

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

Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated.However, in many cases, investigations are not yet at a stage where the company is able to determine whether it is liable or, even if liability is determined to be probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of the company's liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper clean-up methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several and retroactive liabilities on PRPs, the fact that the company is usually just one of a number of companies identified as a PRP, or other reasons.

As disclosed in note 10, at June 30, 2000, the company had accrued $196 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the company estimates that it could incur possible additional remediation costs aggregating approximately $230 million.

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

Other matters - The company also has certain other contingent liabilities with respect to litigation, claims, and contractual agreements arising in the ordinary course of business. Although these contingencies could result in expenses or judgments that could be material to the company's results of operations for a given reporting period, on the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on the company's consolidated financial condition or liquidity.

(12) Summarized Financial Data of Union Oil

Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

                                                                             For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Total revenues .................................................             $2,247           $1,441         $4,119         $2,609
Total costs and other deductions, including income taxes .......              1,991            1,427          3,738          2,585
----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before discontinued  operations          $  256           $   14         $  381         $   24
Discontinued operations
  Agricultural products
     Earnings from operations (net of taxes) ...................                 --                3             --              6
     Gain on disposal (net of taxes) ...........................                 14               --             23             --
----------------------------------------------------------------------------------------------------------------------------------
Net earnings ...................................................             $  270           $   17         $  404         $   30
==================================================================================================================================

                                                                         At June 30,            At December 31, (a)
                                                                        ------------           --------------------
Millions of dollars                                                            2000                            1999
---------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Current assets .................................................             $1,464                          $1,631
Noncurrent assets ..............................................              8,002                           7,352
Current liabilities ............................................              1,607                           1,562
Noncurrent liabilities .........................................              4,866                           4,702
Shareholder's equity ...........................................              2,993                           2,719

(a)  Audited

(13) Restructuring Costs

In the first quarter of 2000, the company adopted a restructuring plan that resulted in the accrual of a $17 million pre-tax restructuring charge. This amount included the estimated costs of terminating approximately 195 employees. The plan involves the simplifying of the organizational structures to align them with the company's portfolio requirements and business needs, along with the creation of a new organizational structure for part of the company's Lower 48 exploration and production segment.

Approximately 125 of the affected employees were from various exploration and production business units and 70 were from other organizations, including corporate staff. The restructuring charge included approximately $17 million for termination costs to be paid to the employees over time, approximately $2 million for outplacement and other costs and a net reduction in pension and post retirement expenses of $2 million. The charge is included in selling, administrative and general expense on the consolidated earnings statement. At June 30, 2000, 157 employees (81 percent) had been terminated or had received termination notices as a result of the plan, with additional terminations scheduled primarily in the third quarter of 2000.

In the second quarter of 1999, the company adopted a restructuring plan that resulted in the accrual of an $18 million pre-tax restructuring charge. This amount included the estimated costs of terminating approximately 250 employees. The charge was included in selling, administrative and general expense on the consolidated earnings statement. The plan involved the blending of several International and

Geothermal  organizations,  a manpower  optimization  program in Thailand,  cost
cutting  and  efficiency   initiatives  and  a  company-wide   shared  resources
initiative.

Approximately 100 of the affected employees were from the company's International operations, 31 were from the Carbon and Minerals segment, 25 were from the Alaska oil and gas operations and 94 were from other organizations, including corporate staff. The restructuring charge included approximately $16 million for termination costs to be paid to the employees over time and about $2 million related to outplacement and other costs. At June 30, 2000, 243 employees (96 percent) had been terminated or had received termination notices as the result of the plan, with additional terminations scheduled during 2000.

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

Approximately 240 of the affected employees were from the company's mining operations, 95 were from various exploration and production business units and 140 were support personnel at various locations. The restructuring charge included approximately $23 million for termination costs to be paid to the employees over time, about $2 million in benefit plan curtailment costs and about $2 million related to outplacement and other costs. At June 30, 2000, 447 employees (94 percent) had been terminated or had received termination notices as a result of the plan, with additional terminations scheduled during 2000.

The amount of unpaid benefits remaining on the consolidated balance sheet at June 30, 2000 was $18 million for the three plans combined. The company expects to fall short of the expected number of terminations for the three plans combined by approximately 25 employees. However, no material changes are expected to the costs accrued for the plans and no adjustments to the liability have been made to date.

(14) Acquisitions

On June 19, 2000, the company, through a Canadian subsidiary, acquired the remaining common shares of Northrock pursuant to the May 19, 2000 offer made to Northrock's shareholders. The company acquired the 23 million shares that it did not already own for an all-in cost of approximately $161 million. This acquisition was accounted for as a purchase.

The company completed the merger of its oil and gas exploration and production assets in the Permian and San Juan basins with Titan on May 25, 2000, when Pure acquired all of the outstanding common shares of Titan. Titan stockholders received .4302314 shares of Pure common stock for each share of Titan common stock. The newly publicly traded company has approximately 50 million common shares outstanding. Unocal now holds 65.4 percent, or 32.7 million shares, of Pure, and the former Titan stockholders own the remaining 34.6 percent. Pure's acquisition of Titan was accounted for as a purchase and the company is fully consolidating the financial and operating results of Pure. As a result of these transactions, the company recorded a $67 million pre-tax ($42 million after-tax) gain.

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

(15) Minority Interests

As discussed in note 14, in June 2000, a Canadian subsidiary of the company acquired the remaining outstanding common shares of Northrock. The net result of this transaction was to reduce minority interests by approximately $137 million. The Pure transaction, also discussed in note 14, increased minority interests by $110 million.

(16) Loans to Certain Officers of the Company

On March 16, 2000, the company entered into loan agreements with ten of its officers pursuant to the company's 2000 Executive Stock Purchase Program (the Program). The Program was approved by the Board of Directors of the company and by the company's stockholders at the Annual Stockholders meeting on May 22, 2000. The loans were granted to the officers to enable them to purchase shares of company stock in the open market. The loans, which except under certain limited circumstances are full recourse to the officers, mature on March 16, 2008 and bear interest at the rate of 6.8 percent per annum. At June 30, 2000, loans under the Program totaled $32 million and they were reflected in cash flows from financing activities on the consolidated cash flows statement and as a reduction to stockholders' equity on the consolidated balance sheet.

(17) Segment Data

As a result of changes in the organization, the company has made corresponding changes in the reporting of its segments from the reporting utilized in the 1999 Annual Report on Form 10-K. The company's reportable segments are now:
Exploration  and  Production,  Global  Trade,  Pipelines,  Geothermal  and Power
Operations, and Carbon and Minerals Businesses. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate and those businesses that were sold or being phased-out, are included under the Corporate and Unallocated heading. See also Management`s Discussion and Analysis in Item 2 for further description of the new segments.

                                                    --------------------------------------------------------------------------------
Segment Information                                                      Exploration & Production                 Global   Pipelines
For the Three Months                                             North America               International         Trade
ended June 30, 2000                                    ------------------------------   --------------------
Millions of dollars                                                                         Far
                                                       Lower 48     Alaska     Canada      East       Other
                                                    --------------------------------------------------------------------------------

    ................................................
External sales & operating revenues ................   $    33    $    59    $    20    $   239       $  37       $1,537     $    9
Other revenues (loss) ..............................        68         --          3         (2)          2           (6)        15
Inter-segment revenues .............................       372         16         --         44          41            1          3
                                                    --------------------------------------------------------------------------------
Total ..............................................       473         75         23        281          80        1,532         27

Earnings from continuing operations ................       134         24        (11)        88          19            6         15
Earnings from discontinued operations ..............        --         --         --         --          --           --         --
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................       134         24        (11)        88          19            6         15

Assets (at June 30, 2000) ..........................     2,519        307      1,129      1,960         617           58        303

                                                    --------------------------------------------------------------------------------
                                                    Geothermal   Carbon &               Corporate & Unallocated              Totals
                                                    & Power      Minerals -----------------------------------------------
                                                    Operations                 Admin     Net Int Environmental
                                                                            & General      Exp   & Litigation      Other (a)
                                                    --------------------------------------------------------------------------------

External sales & operating revenues ................   $    41    $    49    $    --    $    --       $  --        $  --     $2,024
Other revenues (loss) ..............................         2          8         --          8          --          126        224
Inter-segment revenues .............................        --         --         --         --          --         (477)        --
                                                    --------------------------------------------------------------------------------
Total ..............................................        43         57         --          8          --         (351)     2,248

Earnings from continuing operations ................         5          6        (21)       (37)        (33)          55        250
Earnings from discontinued operations ..............        --         --         --         --          --           14         14
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................         5          6        (21)       (37)        (33)          69        264

Assets (at June 30,2000) (b) .......................       560        297         --         --          --        1,697 (b)  9,447

(a) Includes eliminations and consolidation adjustments.
(b) Includes assets for discontinued operations(Agricultural Products) of $298 million.

                                                    --------------------------------------------------------------------------------
Segment Information                                                      Exploration & Production                 Global   Pipelines
For the Three Months                                             North America               International         Trade
ended June 30, 1999                                    ------------------------------   --------------------
Millions of dollars                                                                         Far
                                                       Lower 48     Alaska     Canada      East       Other
                                                    --------------------------------------------------------------------------------

    ................................................
External sales & operating revenues ................   $    27    $    29    $    28    $   180       $  20       $1,022     $    9
Other revenues (loss) ..............................         4         --          4         (3)          1           --         16
Inter-segment revenues .............................       234         16         --         45          14            2          3
                                                    --------------------------------------------------------------------------------
Total ..............................................       265         45         32        222          35        1,024         28

Earnings from continuing operations ................        13          4          5         41          (4)          --         16
Earnings from discontinued operations ..............        --         --         --         --          --           --         --
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................        13          4          5         41          (4)          --         16

Assets (at December 31, 1999) ......................     2,178        326        946      1,856         586          439        299

                                                    --------------------------------------------------------------------------------
                                                    Geothermal   Carbon &               Corporate & Unallocated              Totals
                                                    & Power      Minerals -----------------------------------------------
                                                    Operations                 Admin     Net Int Environmental
                                                                            & General      Exp   & Litigation      Other (a)
                                                    --------------------------------------------------------------------------------
External sales & operating revenues ................   $    32    $    36    $    --    $    --       $  --        $  (1)    $1,382
Other revenues (loss) ..............................        17          7         --          5          --            9         60
Inter-segment revenues .............................        --         --         --         --          --         (314)        --
                                                    --------------------------------------------------------------------------------
Total ..............................................        49         43         --          5          --         (306)     1,442

Earnings from continuing operations ................        10          4        (21)       (34)         (7)         (21)         6
Earnings from discontinued operations ..............        --         --         --         --          --            3          3
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................        10          4        (21)       (34)         (7)         (18)         9

Assets (at December 31, 1999) (b) ..................       532        277         --         --          --        1,528 (b)  8,967

(a) Includes eliminations and consolidation adjustments.
(b) Includes assets for discontinued operations (Agricultural Products) of $289 million.

                                      -13-

                                                    --------------------------------------------------------------------------------
Segment Information                                                      Exploration & Production                 Global   Pipelines
For the Six Months                                               North America               International         Trade
ended June 30, 2000                                    ------------------------------   --------------------
Millions of dollars                                                                         Far
                                                       Lower 48     Alaska     Canada      East       Other
                                                    --------------------------------------------------------------------------------

    ................................................
External sales & operating revenues ................   $    57    $   120    $    64    $   455       $  66       $2,905     $   17
Other revenues (loss) ..............................        68         --          8         (4)          3           --         29
Inter-segment revenues .............................       673         33         --        112          55            2          6
                                                    --------------------------------------------------------------------------------
Total ..............................................       798        153         72        563         124        2,907         52

Earnings from continuing operations ................       197         47         (7)       170          17            4         30
Earnings from discontinued operations ..............        --         --         --         --          --           --         --
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................       197         47         (7)       170          17            4         30

Assets (at June 30, 2000) ..........................     2,519        307      1,129      1,960         617           58        303

                                                    --------------------------------------------------------------------------------
                                                    Geothermal   Carbon &               Corporate & Unallocated              Totals
                                                    & Power      Minerals -----------------------------------------------
                                                    Operations                 Admin     Net Int Environmental
                                                                            & General      Exp   & Litigation      Other (a)
                                                    --------------------------------------------------------------------------------

External sales & operating revenues ................   $    77    $    90    $    --    $    --       $  --        $  --     $3,851
Other revenues (loss) ..............................         8         15         --         14          --          137        278
Inter-segment revenues .............................        --         --         --         --          --         (881)        --
                                                    --------------------------------------------------------------------------------
Total ..............................................        85        105         --         14          --         (744)     4,129

Earnings from continuing operations ................        14         13        (43)       (73)        (38)          43        374
Earnings from discontinued operations ..............        --         --         --         --          --           23         23
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................        14         13        (43)       (73)        (38)          66        397

Assets (at June 30,2000) (b) .......................       560        297         --         --          --        1,697 (b)  9,447

(a) Includes eliminations and consolidation adjustments.
(b) Includes assets for discontinued operations(Agricultural Products) of $298 million.

                                                    --------------------------------------------------------------------------------
Segment Information                                                      Exploration & Production                 Global   Pipelines
For the Six Months                                               North America               International         Trade
ended June 30, 1999                                    ------------------------------   --------------------
Millions of dollars                                                                         Far
                                                       Lower 48     Alaska     Canada      East       Other
                                                    --------------------------------------------------------------------------------

    ................................................
External sales & operating revenues ................   $    61    $    53    $    47    $   335       $  45       $1,790     $   19
Other revenues (loss) ..............................         6         --          7         (2)          3           --         31
Inter-segment revenues .............................       418         33         --         87          14            3          5
                                                    --------------------------------------------------------------------------------
Total ..............................................       485         86         54        420          62        1,793         55

Earnings from continuing operations ................        14          6          9         89         (23)           2         33
Earnings from discontinued operations ..............        --         --         --         --          --           --         --
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................        14          6          9         89         (23)           2         33

Assets (at December 31, 1999) ......................     2,178        326        946      1,856         586          439        299

                                                    --------------------------------------------------------------------------------
                                                    Geothermal   Carbon &               Corporate & Unallocated              Totals
                                                    & Power      Minerals -----------------------------------------------
                                                    Operations                 Admin     Net Int Environmental
                                                                            & General      Exp   & Litigation      Other (a)
                                                    --------------------------------------------------------------------------------
External sales & operating revenues ................   $    77    $    79    $    --    $    --       $  --        $   2     $2,508
Other revenues (loss) ..............................         5         16         --         11          --           25        102
Inter-segment revenues .............................        --         --         --         --          --         (560)        --
                                                    --------------------------------------------------------------------------------
Total ..............................................        82         95         --         11          --         (533)     2,610

Earnings from continuing operations ................        10         13        (42)       (65)        (12)         (24)        10
Earnings from discontinued operations ..............        --         --         --         --          --            6          6
                                                    --------------------------------------------------------------------------------
Net earnings (loss) ................................        10         13        (42)       (65)        (12)         (18)        16

Assets (at December 31, 1999) (b) ..................       532        277         --         --          --        1,528 (b)  8,967

(a) Includes eliminations and consolidation adjustments.
(b) Includes assets for discontinued operations (Agricultural Products) of $289 million.

OPERATING HIGHLIGHTS
(UNAUDITED)
                                                                                 For the Three Months           For the Six Months
                                                                                    Ended June 30,                 Ended June 30,
                                                                                ------------------------    ------------------------
                                                                                   2000           1999          2000          1999
------------------------------------------------------------------------------------------------------------------------------------
North America Net Daily Production
  Crude oil (thousand barrels)
    .......................................................................
     Lower 48 (a) .........................................................          44             40            44            40
     Alaska ...............................................................          26             28            26            28
     Canada (a) ...........................................................          15             12            16            10
------------------------------------------------------------------------------------------------------------------------------------
          Total North America crude oil ...................................          85             80            86            78

  Natural gas - wet basis (million cubic feet)
     Lower 48 (a) .........................................................         756            764           744           772
     Alaska ...............................................................         138            131           146           137
     Canada (a) ...........................................................          94             59            97            31
------------------------------------------------------------------------------------------------------------------------------------
          Total North America natural gas .................................         988            954           987           940

North America Average Prices (b)
  Crude oil (per barrel)
     Lower 48 .............................................................      $27.12         $14.98        $27.16        $13.15
     Alaska ...............................................................      $23.81         $12.02        $23.25        $10.01
     Canada ...............................................................      $18.50         $11.91        $18.86        $11.01
          Average North America crude oil prices ..........................      $24.51         $13.47        $24.40        $11.72

  Natural gas (per mcf)
     Lower 48 .............................................................       $3.41          $2.05         $2.96         $2.01
     Alaska ...............................................................       $1.20          $1.20         $1.20         $1.20
     Canada ...............................................................       $1.50          $1.90         $1.49         $1.90
          Average North America natural gas prices ........................       $2.89          $1.93         $2.53         $1.88

International Net Daily Production (c)
  Crude oil (thousand barrels)
     Far East .............................................................          71             72            71            71
     Other ................................................................          19             23            19            23
------------------------------------------------------------------------------------------------------------------------------------
          Total International crude oil ...................................          90             95            90            94

  Natural gas - wet basis (million cubic feet)
     Far East .............................................................         945            851           928           840
     Other ................................................................          58             29            60            33
------------------------------------------------------------------------------------------------------------------------------------
          Total International natural gas .................................       1,003            880           988           873

International Average Prices (b)
  Crude oil (per barrel)
     Far East .............................................................      $24.40         $14.76        $24.03        $12.59
     Other ................................................................      $26.38         $14.26        $26.19        $12.75
          Average International crude oil prices ..........................      $25.10         $14.61        $24.67        $12.64

  Natural gas (per mcf)
     Far East .............................................................       $2.31          $2.03         $2.30         $1.95
     Other ................................................................       $2.80          $1.89         $2.76         $1.81
          Average International natural gas prices ........................       $2.35          $2.02         $2.34         $1.95

Worldwide Net Daily Production (a) (c) ....................................
  Crude oil (thousand barrels) ............................................         175            175           176           172
  Natural gas (million cubic feet) ........................................       1,991          1,834         1,975         1,813
  Barrels oil equivalent (thousands) ......................................         507            481           506           474

Worldwide Average Prices (b)
  Crude oil (per barrel) ..................................................      $24.78         $13.99        $24.51        $12.16
  Natural gas (per mcf) ...................................................       $2.62          $1.97         $2.44         $1.92

(a) includes 100 percent of production of consolidated subsidiaries and proportionate shares of production of equity affiliates.

(b) average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges and other Global Trade margins.

(c)  includes production of certain host countries' shares of: Crude oil......       27             26            28            19
                                                               Natural gas ...      117             77           114            74

                                      -15-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with Management's Discussion and Analysis in Item 7 of the company's 1999 Annual Report on Form 10-K and in Item 2 of Part I of the company's First Quarter 2000 Quarterly Report of Form 10-Q. See also note 17 to the consolidated financial statements in Item 1 of this report for revisions in the company's reportable segments.

                              CONSOLIDATED RESULTS

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Earnings from continuing operations ............................             $ 250            $   6          $ 374          $  10
Earnings from discontinued operations ..........................                14                3             23              6
----------------------------------------------------------------------------------------------------------------------------------
Net earnings ...................................................             $ 264            $   9          $ 397          $  16
==================================================================================================================================

Earnings from continuing operations totaled $250 million in the second quarter of 2000, which was an increase of $244 million from the same period a year ago. The increase was primarily due to higher average crude oil and natural gas prices. The company's worldwide average crude oil price was $24.78 per barrel in the second quarter of 2000, which was an increase of $10.79 per barrel, or 77 percent, from the same period a year ago. The company's worldwide average natural gas price was $2.62 per thousand cubic feet (mcf) in the second quarter of 2000, which was an increase of $0.65 per mcf, or 33 percent, from the same period a year ago. The second quarter of 2000 also benefited from lower worldwide dry hole costs compared with the same period a year ago. The second quarter of 2000 included a $55 million after-tax benefit (net of related costs) from payments received for infringement of one of the company's five reformulated gasoline patents during a five-month period in 1996. The company also recorded $21 million after-tax related to an insurance recovery and a $42 million after-tax gain from the Pure Resources, Inc. (Pure) transaction (see note 14 to the consolidated financial statements in Item 1 for further detail). These positive factors in the second quarter of 2000 were partially offset by $30 million after-tax in higher litigation and environmental costs and $6 million after-tax losses related to non-hedging commodity derivative positions. In the second quarter of 1999, the company recorded $2 million after-tax gains related to such contracts. The second quarter of 2000 was negatively impacted by higher depreciation, depletion and amortization expense compared with the same period a year ago. The second quarter of 1999 included an $11 million after-tax restructuring provision.

Earnings from continuing operations totaled $374 million for the first six months of 2000, which was an increase of $364 million from the same period a year ago. Higher average crude oil and natural gas prices were major factors for the increase. The company's worldwide average crude oil price was $24.51 per barrel for the first six months of 2000, which was an increase of $12.35 per barrel, or 102 percent, from the same period a year ago. The company's worldwide average natural gas price was $2.44 per mcf for the first six months of 2000, which was an increase of $0.52 per mcf, or 27 percent, from the same period a year ago. The first six months of 2000 also benefited from lower dry hole costs compared with the same period a year ago. The first six months of 2000 included the aforementioned $55 million after-tax benefit related to the reformulated gasoline patent infringement payments, the $21 million after-tax insurance recovery and the $42 million after-tax gain from the Pure transaction. These positive factors in the first six months of 2000 were partially offset by $31 million after-tax in higher litigation and environmental costs, higher depreciation, depletion and amortization expense and a $ 12 million after-tax loss related to non-hedging commodity derivative positions. During the first six months of 1999, the company recorded $4 million after-tax gains on its non-hedging commodity derivative positions. The first six months of 1999 included an after-tax loss of $10 million from the sale of the company's interest in a geothermal steam production operation at The Geysers in Northern California.

The company's Agricultural Products business, whose sale is pending and is therefore reported in discontinued operations, had higher earnings of $11 million and $17 million in the second quarter and first six months periods of 2000, respectively, compared with the same periods a year ago. The sale of the business is dependent on clearance by the U.S. Federal Trade Commission.

The following is a reconciliation of consolidated adjusted (excluding special items) after-tax earnings to net earnings for the second quarter and six months periods, ending June 30:

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999          2000            1999
----------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Adjusted after-tax earnings from continuing operations (a) .....             $ 170            $  16          $ 309          $  33
Adjusted after-tax earnings from discontinued operations .......                --                3             --              6
----------------------------------------------------------------------------------------------------------------------------------
     Adjusted after-tax earnings ...............................             $ 170            $  19          $ 309          $  39
Special items:
     Asset sales ...............................................                42               --             42            (10)
     Environmental and litigation provisions/settlements .......               (29)               1            (33)            (2)
     Insurance benefits related to environmental issues ........                21               --             21             --
     Reformulated gasoline patent case .........................                55               --             55             --
     Restructuring costs .......................................                --              (11)           (11)           (11)
     Executive stock purchase program ..........................                (9)              --             (9)            --
     Gain on disposal - Agricultural products ..................                14               --             23             --
----------------------------------------------------------------------------------------------------------------------------------
     Total special items .......................................                94              (10)            88            (23)
----------------------------------------------------------------------------------------------------------------------------------
Net earnings (a) ...............................................             $ 264            $   9          $ 397          $  16
==================================================================================================================================

(a)  Includes minority interests of: ...........................             $   6            $  (4)         $  10          $  (4)

EXPLORATION AND PRODUCTION

The company engages in oil and gas exploration, development, and production worldwide.

North America - Included in this category are the U.S. Lower 48, Alaska, and Canada oil and gas operations. In 2000, this category was changed from U. S. to North America, which now includes Canada. The emphasis of the U.S. Lower 48 operations is on the onshore, continental shelf and deepwater areas of the Gulf of Mexico region and on the Permian Basin in West Texas. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations is sold to the company's Global Trade segment. The remainder of North American production, including the production of the company's Northrock Resources Ltd. (Northrock) subsidiary, is sold to third parties or, in the case of Alaska natural gas production, used in the company's agricultural products operations. In addition, Northrock and Pure Resources, Inc. (Pure) take pricing positions in hydrocarbon derivative instruments in support of their oil and gas operations.

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) (before special items)
    ............................................................
     Lower 48 (a) ..............................................             $  92            $   6          $ 155          $   7
     Alaska ....................................................                23                6             47              8
     Canada (b) ................................................               (11)               5             (7)             9
----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) (a) (b) .....               104               17            195             24
Special items:
     Asset sales (Lower 48) ....................................                42               --             42             --
     Litigation provisions/settlements (Lower 48) ..............                --                7             --              7
     Litigation provisions (Alaska) ............................                 1               (2)            --             (2)
----------------------------------------------------------------------------------------------------------------------------------
     Total special items .......................................                43                5             42              5
----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (a) (b) .....................................             $ 147            $  22          $ 237          $  29
==================================================================================================================================

(a)  Includes minority interests of: ...........................             $  (6)           $  (4)         $ (11)         $  (3)
(b)  Includes minority interests of: ...........................             $  12            $  (1)         $  20          $  (1)

After-tax earnings totaled $147 million in the second quarter of 2000, which was an increase of $125 million from the same period a year ago. This increase was primarily due to higher North America average crude oil prices and higher U.S. Lower 48 average natural gas prices. North America crude oil prices averaged $24.51 per barrel in the second quarter of 2000, which was an increase of $11.04 per barrel, or 82 percent, from the same period a year ago. The average natural gas price in the U.S. Lower 48 was $3.41 per mcf in the second quarter of 2000, which was an increase of $1.36 per mcf, or 66 percent, from the same period a year ago. The second quarter of 2000 benefited from lower dry hole costs compared with the second quarter of 1999, which included significant dry hole costs from the Gulf of Mexico deepwater drilling program. The second quarter of 2000 also included a $42 million after-tax gain related to the Pure transaction. These positive results were partially offset by losses of $12 million after-tax related to non-hedging commodity derivative positions of Northrock. See information on commodity derivative activities included in note 9 to the consolidated financial statements in Item 1. In addition, the second quarter of 2000 reflects higher depreciation, depletion and amortization expense in Canada primarily reflecting the inclusion of Northrock operations for the entire three months of the second quarter 2000 versus one month in the second quarter of 1999.

After-tax earnings totaled $237 million for the first six months of 2000, which was an increase of $208 million from the same period a year ago. This increase was primarily due to higher North America average crude oil prices, higher U.S. Lower 48 average natural gas prices and lower dry hole costs for the U.S. Lower
48. The average North America crude oil price was $24.40 per barrel for the first six months of 2000, which was an increase of $12.68 per barrel, or 108 percent, from the same period a year ago.

The average natural gas price in the U.S. Lower 48 was $2.96 per mcf for the first six months of 2000,which was an increase of $0.95 per mcf, or 47 percent, from the same period a year ago. The first six months of 2000 results also benefited from lower dry hole costs in the U.S. Lower 48 and the $42 million after-tax gain related to the Pure transaction. These positive results were partially offset by losses totaling $19 million related to non-hedging commodity derivative positions of Northrock and the aforementioned higher depreciation, depletion and amortization expense.

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

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) (before special items)
    ............................................................
     Far East ..................................................             $  88            $  39           $170           $ 87
     Other .....................................................                19               (4)            17            (23)
----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) .............               107               35            187             64
Special items:
     Litigation proceeds (Far East) ............................                --                2            --               2
----------------------------------------------------------------------------------------------------------------------------------
     Total special items .......................................                --                2            --               2
----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings .............................................             $ 107             $ 37           $187           $ 66
==================================================================================================================================

After-tax earnings totaled $107 million in the second quarter of 2000, which was an increase of $70 million from the same period a year ago. The increase was primarily due to higher international average crude oil and natural gas prices. The International average crude oil price was $25.10 per barrel in the second quarter of 2000, which was an increase of $10.49 per barrel, or 72 percent, from the same period a year ago. International's average natural gas price was $2.35 per mcf in the second quarter of 2000, which was an increase of $0.33 per mcf, or 16 percent, from the same period a year ago. The second quarter of 2000 also benefited from higher Far East natural gas volumes, primarily in Thailand, and lower effective tax rates, primarily due to a change in the Thai baht foreign exchange rate. These positive results were partially offset by higher depreciation, depletion and amortization expense in Thailand and Indonesia and higher dry hole costs, primarily in Brunei.

After-tax earnings totaled $187 million for the first six months of 2000, which was an increase of $121 million from the same period a year ago. The increase was primarily due to higher average international crude oil and natural gas prices. International's average crude oil price was $24.67 per barrel for the first six months of 2000, which was an increase of $12.03 per barrel, or 95 percent, from the same period a year ago. International's average natural gas price was $2.34 per mcf for the first six months of 2000, which was an increase of $0.39 per mcf, or 20 percent, from the same period a year ago. The first six months of 2000 also benefited from higher Far East natural gas volumes, primarily in Thailand, and a lower effective tax rates, primarily due to a change in the Thai baht foreign exchange rate. These positive results were partially offset by higher depreciation, depletion and amortization expense, primarily in Thailand and Indonesia.

GLOBAL TRADE

The Global Trade segment conducts most of the company's worldwide crude oil, condensate and natural gas trading and marketing activities, excluding Northrock, and is responsible for commodity-specific risk management activities on behalf of most of the company's exploration and production segment. Global Trade also purchases crude oil, condensate and natural gas from certain royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, Global Trade takes pricing positions in hydrocarbon derivative instruments. The Pipelines business unit has been segregated from the Global Trade segment.

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Adjusted after-tax earnings (before special items) .............             $   6            $  --          $   4          $   2
Special items: .................................................                --               --             --             --
----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings .............................................             $   6            $  --          $   4          $   2
==================================================================================================================================

After-tax earnings totaled $6 million and $4 million for the second quarter and first six months of 2000, respectively, which was an increase of $6 million and $2 million from the same periods a year ago, respectively. The increase in the second quarter and first six months of 2000 from the same periods a year ago was primarily due to higher mark to market gains on derivatives trading and higher margins on domestic crude oil and natural gas sales.

PIPELINES

The Pipelines business segment principally includes the company's equity interests in affiliated petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S.

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Adjusted after-tax earnings (before special items) .............             $  15            $  16          $  30          $  33
Special items: .................................................                --               --             --             --
----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings .............................................             $  15            $  16          $  30          $  33
==================================================================================================================================

After-tax earnings totaled $15 million and $30 million for the second quarter and first six months of 2000, respectively, which was a decrease of $1 million and $3 million from the same periods a year ago, respectively. The decrease in the first six months of 2000 was primarily due to lower throughput volumes.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment supplies geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's current activities also include the operation of power plants in Indonesia and an equity interest in a gas-fired power plant in Thailand, scheduled to come on line in the second half of 2000. In 2000, the company's non-exploration and production business development activities, primarily power-related, are now also included in the Geothermal and Power Operations segment.

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Adjusted after-tax earnings (before special items) .............             $   5            $  10          $  14          $  20
Special items:
     Asset sales (a) ...........................................                --               --             --            (10)
----------------------------------------------------------------------------------------------------------------------------------
     Total special items .......................................                --               --             --            (10)
----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings .............................................             $   5            $  10          $  14          $  10
==================================================================================================================================

(a) Represents loss on the sale of a geothermal production operation at The Geysers in Northern California.

After-tax earnings totaled $5 million in the second quarter of 2000, which was a decrease of $5 million from the same period a year ago. This decrease is primarily due to the recognition of a fee earned in the second quarter of 1999 related to the construction of the Salak power plant units 4 through 6 in Indonesia. In addition, the Indonesian operations recorded higher foreign exchange losses, in the second quarter of 2000, due to a decline in the value of the Indonesian Rupiah. These negative factors were partially offset by higher steam sales in the Philippines and higher electricity generation and steam sales in Indonesia.

After-tax earnings totaled $14 million in the first six months of 2000, which was an increase of $4 million from the same period a year ago. The first six months of 1999 included an after-tax loss of $10 million from the sale of the company's interest in a geothermal steam production operation at The Geysers in Northern California, which was partially offset by the aforementioned fee earned related to the construction of the Salak power plant units 4 through 6 in Indonesia. The Indonesia operations recorded higher foreign exchange losses for the first six months of 2000, which was partially offset by higher steam sales in Indonesia and the Philippines and higher electricity generation in Indonesia.


CARBON AND MINERALS

The Carbon and Minerals business segment produces and markets petroleum coke, graphites and specialty minerals, including lanthanides, molybdenum and niobium.

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Adjusted after-tax earnings (before special items) (a) .........             $   6            $   7          $  14          $  16
Special items:
     Environmental, litigation and other provisions ............                --               (3)            (1)            (3)
----------------------------------------------------------------------------------------------------------------------------------
Total special items .......................................                     --               (3)            (1)            (3)
----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings (a) .........................................             $   6            $   4          $  13          $  13
==================================================================================================================================

(a)  Includes minority interests of: ...........................             $  (1)           $  --          $  (1)         $  (1)

After-tax earnings totaled $6 million in the second quarter of 2000, which was an increase of $2 million from the same period a year ago. The second quarter of 1999 earnings included environmental and litigation provisions. The second quarter of 2000 results reflect lower earnings from specialty minerals operations.

After-tax earnings remained unchanged for the first six months of 2000 from the same period a year ago. In the first six months of 2000, lower environmental and litigation provisions were offset by lower affiliate earnings in Brazil and lower graphite results.

CORPORATE AND UNALLOCATED

Corporate and Unallocated expense include general corporate overhead, miscellaneous operations, including real estate activities and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items)
    ............................................................
     Administrative and general expense ........................             $ (21)           $ (21)         $ (43)         $ (42)
     Net interest expense ......................................               (37)             (34)           (73)           (65)
     Environmental and litigation expense ......................                (3)              (4)            (6)            (6)
     Other (a) .................................................               (12)             (10)           (13)           (13)
----------------------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items) (a) ..               (73)             (69)          (135)          (126)
Special items:
     Environmental and litigation provisions ...................               (30)              (3)           (32)            (6)
     Insurance benefits related to environmental issues (Other)                 21               --             21             --
     Reformulated gasoline patent case (Other) .................                55               --             55             --
     Restructuring costs (Other) ...............................                --              (11)           (11)           (11)
     Executive stock purchase program (Other) ..................                (9)              --             (9)            --
----------------------------------------------------------------------------------------------------------------------------------
     Total special items .......................................                37              (14)            24            (17)
----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings effect (a) ..................................             $ (36)           $ (83)         $(111)         $(143)
==================================================================================================================================

(a)  Includes minority interests of: ...........................             $   1            $   1          $   2          $   1

After-tax earnings effect was a loss of $36 million in the second quarter of 2000, which was an improvement of $47 million from the same period a year ago. The company recorded a $55 million after-tax benefit related to the payments received (net of associated costs) for its reformulated gasoline patent case and a $21 million after-tax insurance recovery related to environmental issues. These positive factors were offset by higher environmental and litigation provisions, compensation expense related to an executive stock purchase program and higher net interest expense, primarily due to the consolidation of Northrock and Pure debt and lower capitalized interest. The second quarter of 1999 included an after-tax restructuring charge of $11 million.

After-tax earnings effect was a loss of $111 million for the first six months of 2000, which was an improvement of $32 million from the same period a year ago. The company recorded the aforementioned $55 million after-tax benefit related to its reformulated gasoline patent case and a $21 million after-tax insurance recovery. These positive factors were offset by higher environmental and litigation provisions, compensation expense related to an executive stock purchase program and higher net interest expense, primarily due to the consolidation of Northrock and Pure debt and lower capitalized interest.

DISCONTINUED OPERATIONS

                                                                              For the Three Months            For the Six Months
                                                                                 Ended June 30,                  Ended June 30,
                                                                           ------------------------        -----------------------
Millions of dollars                                                           2000             1999           2000           1999
----------------------------------------------------------------------------------------------------------------------------------
    ............................................................
Adjusted after-tax earnings (before special items) .............             $  --            $   3          $  --          $   6
Special items:
     Gain on disposal - Agricultural products ..................                14               --             23             --
----------------------------------------------------------------------------------------------------------------------------------
     Total special items .......................................                14               --             23             --
----------------------------------------------------------------------------------------------------------------------------------
After-tax earnings .............................................             $  14            $   3          $  23          $   6
==================================================================================================================================

The Agricultural Products business reported earnings of $14 million in the second quarter of 2000, which was an increase of $11 million from the same period a year ago. The increase was primarily due to higher agricultural commodity prices partially offset by lower urea export volumes.

Agricultural Products earnings totaled $23 million for the first six months of 2000, which was an increase of $17 million from the same period a year ago. The increase was primarily due to higher agricultural commodity prices.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the first six months of 2000, net cash flow provided by operating activities was $768 million compared with $170 million in the same period a year ago. This increase primarily reflects the effects of higher worldwide crude oil and natural gas prices. The first six months of 2000 also included the payments received for infringement of one of the company's reformulated gasoline patents and an insurance recovery related to environmental issues. Working capital and other changes in the first six months of 2000 included benefits from the effects of decreases in net foreign income tax payments and the sale of certain domestic trade receivables. Working capital and other changes also included the negative effect of increases in accounts receivable from geothermal related sales in Indonesia.

Pre-tax proceeds from asset sales, including discontinued operations, were $92 million for the first six months of 2000. The proceeds consisted of $67 million from the sale of certain oil and gas properties and other miscellaneous properties. Pre-tax proceeds also included $25 million received from Tosco Corporation associated with a participation agreement involving certain gasoline margins related to the sale, in 1997, of the company's former West Coast refining, marketing and transportation assets.

Capital spending for the first six months of 2000 was $558 million compared with $468 million in the same period a year ago. The capital spending for the first six months of 2000 was higher than the same period of 1999 as it reflected six months of expenditures by Northrock, while the first six months of 1999 included capital expenditures only subsequent to the mid-May 1999 acquisition date. The capital spending amounts exclude $161 million and $184 million from the first six months of 2000 and 1999, respectively, related to the acquisition of Northrock common shares.

Total capital expenditures, excluding the Northrock acquisition, are currently expected to be approximately $1.3 billion in 2000. Of this total, about 60 percent will be spent in support of North American exploration and development (E&P) programs, including the company's Gulf of Mexico deepwater drilling program, with the bulk of the remainder for International E&P expenditures. The company may adjust its capital spending forecast, later, depending on commodity prices and acquisition opportunities.

The company's long-term debt, excluding the current portion, was $2.692 billion at June 30, 2000, compared with $2.853 billion at year-end 1999. This decrease primarily reflects the retirement of commercial paper borrowings and the repayment of all outstanding borrowing under the $1 billion BankCredit Agreement. The company also reclassified $91 million of long term debt to current portion of long-term debt, reflecting its intent to repay notes scheduled to mature within the next 12 months. These decreases were partially offset by increases from the consolidation of the Pure debt and higher Northrock borrowings.

ENVIRONMENTAL MATTERS

At June 30, 2000, the company's reserves for environmental remediation obligations totaled $196 million, of which $120 million was included in current liabilities. During the first six months of 2000, cash payments of $36 million were applied against the reserve. The company also estimates that it possibly could incur additional remediation costs aggregating approximately $230 million, as discussed in note 11 to the consolidated financial statements. The company's total environmental reserve amount is grouped into the following five categories:

Reserve Summary
                                                                   June 30,
Millions of dollars                                                   2000
--------------------------------------------------------------------------------
     Superfund and similar sites                                      $  7
     Former company-operated sites                                       6
     Company facilities sold with retained liabilities                  35
     Inactive or closed company facilities                             103
     Active company facilities                                          45
--------------------------------------------------------------------------------
        Total reserves                                                $196
================================================================================

RESTRUCTURING

In February 2000, the company adopted a restructuring plan that resulted in the accrual of a $11 million after-tax restructuring charge as reflected in the company's first quarter of 2000 results. This amount included the estimated costs of terminating approximately 195 employees. The plan involved the simplifying of the organizational structure to align it with our portfolio requirements and business needs. The charge was recorded in aggregate in Corporate and Unallocated. Approximately $7 million of the after-tax restructuring charge was related to the Exploration and Production segment. Cash expenditures before taxes related to this restructuring plan are estimated to be $14 million and $5 million in the years 2000 and 2001.

Approximately 125 of the affected employees were from various exploration and production business units and 70 were from other organizations, including corporate staff. At June 30, 2000, 157 employees (81 percent) had been terminated or had received termination notices as a result of the plan with the remaining terminations scheduled primarily for the third quarter of 2000.

In the second quarter of 1999, the company adopted a restructuring plan that resulted in the accrual of a $11 million after-tax restructuring charge. This amount included the estimated costs of terminating approximately 250 employees. The plan involved the blending of several International and Geothermal organizations, a manpower optimization program in Thailand, cost cutting and efficiency initiatives and a company-wide shared resources initiative. The charge was recorded in aggregate in Corporate and Unallocated. Approximately $8 million and $1 million of the after-tax charge related to the Exploration and Production and Carbon and Minerals segments, respectively.

Approximately 100 of the affected employees were from the company's International operations, 31 were from the Carbon and Minerals segment, 25 were from the Alaska oil and gas operation and 94 were from other organizations, including corporate staff. At June 30, 2000, 243 employees (96 percent) had been terminated or had received termination notices as the result of the plan, with additional terminations scheduled during early 2000.

In the fourth quarter of 1998, the company adopted a restructuring plan that resulted in the accrual of a $17 million after-tax restructuring charge. This amount included the estimated costs of terminating approximately 475 employees. The plan involves the suspension of mining and manufacturing operations at the Mountain Pass, California, lanthanide facility, a change in mining operations at the Questa, New Mexico, molybdenum facility, the withdrawal from non-strategic activities in Central Asia and a reduction in activities of various business units. The restructuring charge was recorded in aggregate in Corporate and Unallocated. Approximately $5 million, $3 million and $1 million of the after-tax charge related to the Exploration and Production, Carbon and Minerals and Pipelines segments, respectively.

Approximately 240 of the affected employees were from the company's mining operations, 95 were from various exploration and production business units and 140 are support personnel at various locations. At June 30, 2000, 447 employees (94 percent) were terminated or had received termination notices as a result of the plan.

Cash expenditures before taxes related to the three restructuring plans in total are estimated to be $26 million and $7 million in years 2000 and 2001, respectively, including $15 million expended in the first six months of 2000. The company expects the plans to reduce annualized salaries and benefits by an estimated $75 million pre-tax. The company expects to fall short of the expected number of terminations for the three plans combined by approximately 25 employees, however, no material adjustments to the amounts accrued are expected. For more information on the restructuring charges, see note 13 to the consolidated financial statements.

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


The company is currently participating in delineation activity on the Timon prospect on Green Canyon Block 563 in the deepwater Gulf of Mexico. This well is a follow-up well to the K-2 well on Green Canyon Block 562. The company's share of the cost of both wells is currently estimated to be $27 million.

In the second half of 2000, the company plans to drill two deepwater wildcat wells in the Gulf of Mexico, with the arrival of the Discoverer Spirit drillship, which is now scheduled for delivery in the third quarter of 2000. The Dana Point prospect is expected to be the first prospect drilled using the new drillship.

The 1999 "take-or-pay" obligation of the Petroleum Authority of Thailand (PTT) with respect to natural gas produced in Myanmar for delivery to Thailand was billed to PTT in late January of 2000. The company received $65 million, representing its full entitlement under the gas sales contracts, when this obligation was paid in full on August 1, 2000.

As of June 30, 2000, the company had a gross receivable balance of approximately $234 million related to its geothermal operations in Indonesia. Approximately $95 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $92 million represents past due amounts and accrued interest resulting from partial payments for March 1998 through June 2000. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $139 million primarily relates to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables have been recorded. The company continues to pursue collection of the outstanding receivables.

In January 2000, the company reached agreement to sell its Agricultural Products business to Agrium Inc., a Canadian-based company, for approximately $325 million and possible future consideration. Under the agreement, Unocal would receive $250 million in cash plus $50 million in newly-issued Agrium six percent junior convertible subordinated debentures and $25 million in Agrium common stock at a four percent discount to market. In addition, the agreement provides for a retaining interest in the form of participation payments to Unocal if ammonia and urea prices rise above projected levels over the next six years. The sale of the business unit is dependent on clearance by the U.S. Federal Trade Commission.

In April 2000, the company engaged a financial advisor to assist in the possible sale of Poco Graphite, Inc., a Texas-based subsidiary which produces specialty graphite products, and certain other assets located in Illinois that manufacture petroleum coke products. The company is currently in the process of evaluating offers received from several interested parties.

In March 2000, the United States Court of Appeals for the Federal Circuit affirmed a judgement of the U.S. District Court for the Central District of California that upheld the validity of one of the company's reformulated motor gasolines patents. Following a 1997 trial in the District Court, a jury had found the patent was valid and that the six defendant companies had infringed the patent with respect to 1.19 billion gallons, or 29.1 percent of the total California reformulated gasoline manufactured by the defendants between March 1, 1996, and July 31, 1996. The jury also awarded the company 5-3/4 cents per gallon in damages for this infringement. In June 2000, the company received $91 million for the five-month period, which included interest and attorney's fees. The company believes that its patents may offer significant potential revenue. With the Court of Appeals decision, the company will now ask the District Court for an accounting by the defendants of nationwide infringing gallons manufactured by them for the period since August 1, 1996, to the present, multiplied by 5-3/4-cents per gallon. The defendants have indicated their intention to file a petition with the U.S. Supreme Court by mid-August to seek its review of the decision of the Court of Appeals.

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

The company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at June 30, 2000. Assuming a ten percent decrease in the company's weighted average borrowing costs at June 30, 2000, the potential increase in the fair value of the company's debt obligations and associated interest rate derivative instruments, including the company's net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $113 million at June 30, 2000.

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

From time to time the company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At June 30, 2000, the company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge its Canadian dollar denominated debt and other local currency obligations in Canada, Thailand and The Netherlands. The company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the company's combined foreign currency position related to its outstanding foreign currency swaps and forward contracts. Assuming an adverse change of ten percent in foreign exchange rates at June 30, 2000, the potential decrease in fair value of the company's foreign currency forward contracts, foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $21 million at June 30, 2000.

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

The company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon price sensitive (price sensitive) derivatives. Value at risk represents the potential loss in fair value the company would experience on its price sensitive derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The company's risk model is based upon historical data and uses a three-day time interval with a 95-percent confidence level. The model includes offsetting physical positions for price sensitive derivatives related to the company's fixed price and pre-paid crude oil and pre-paid natural gas sales. The model also includes the company's net interests in its subsidiaries' crude oil and natural gas derivative instruments and forward sales contracts. Based upon the company's risk model, the value at risk related to price sensitive derivative financial instruments held for purposes other than trading was approximately $11 million at June 30, 2000. The value at risk related to price sensitive derivative financial instruments held for trading purposes was approximately $11 million at June 30, 2000.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

There is incorporated by reference the information with respect to certain legal proceedings previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K), and in Item 1 of Part II of Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (First Quarter 2000 Form 10-Q), the information regarding environmental remediation reserves in note 10 to the consolidated financial statements in Item 1 of Part I of this report, the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I, and the information regarding certain legal proceedings and other contingent liabilities in note 11 to the consolidated financial statements. Information with respect to certain recent developments is set forth below:

1. In the lawsuit captioned Bridas Corporation v. Unocal Corporation, described in Paragraph 1 of Item 3 of the 1999 Form 10-K and in Paragraph 1 of Item 1 of Part II of the First Quarter 2000 Form 10-Q, in June 2000, Bridas petitioned the Supreme Court of Texas to review the decision of the Court of Appeals.

2. The Company has entered into negotiations with the U.S. Department of Interior Minerals Management Service and the U.S. Department of Justice to settle the matters involving claims for alleged underpayments of crude oil royalties described in Paragraph 2 of Item 3 of the 1999 Form 10-K and Paragraph 2 of Item 1 of Part II of the First Quarter 2000 Form 10-Q, including the lawsuit captioned Union Oil Company of California v. Bruce Babbitt, et al., and described in Paragraph 3 of Item 3 of the 1999 Form 10-K and Paragraph 3 of Item 1 of Part II of the First Quarter 2000 Form 10-Q, including the company's involvement in the lawsuit captioned United States, ex rel. Johnson v. Shell Oil Company et al.

3. In the lawsuits captioned John Doe I, et al. v. Unocal Corporation, et al. and John Roe III, et al. v. Unocal Inc. [sic], et al., involving the company's alleged liability for alleged acts by the government of Myanmar in that country, and described in Paragraph 5 of Item 3 of the 1999 Form 10-K, the company's motions for summary judgment dismissing the actions were heard in July 2000 and taken under submission by the trial court.

4.   In the "Group 5 Lockheed  Litigation  Cases",  described  in Paragraph 6 of
     Item 3 of the 1999 Form 10-K, in June 2000 the California Second District Court of Appeal reversed the trial court award of compensatory and punitive damages and remanded the cases to the trial court for retrial as to compensatory damages only.

Certain Environmental Matters Involving Possible Civil Penalties

5. The lawsuit captioned The People of the State of California v. Union Oil Company of California, et al., involving releases from underground fuel storage tanks at six former service stations, and described in Paragraph 11 of Item 3 of the 1999 Form 10-K, was served on the company in July 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2000 Annual Meeting of Stockholders of Unocal was held on May 22, 2000. The following actions were taken by the stockholders at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

1. The four nominees proposed by the board of directors were elected as directors by the following votes for three-year terms expiring at the 2003 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

              Name                           Votes For            Votes Withheld

         John W. Amerman                    211,287,129               4,486,603
         Roger C. Beach                     210,253,171               5,520,561
         John W. Creighton Jr.              211,551,298               4,222,434
         Kevin W. Sharer                    211,629,776               4,143,956

2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as Unocal's independent accountants for 2000 was passed by a vote of 213,588,689 for versus 1,329,341 against and 855,702 abstentions. There were no broker non-votes.

3. A proposal to approve the 2000 Executive Stock Purchase Program was passed by a vote of 162,613,809 for versus 30,783,547 against and 2,142,890 abstentions. There were 20,233,486 broker non-votes.

4. A proposal to approve amendments to the 1998 Management Incentive Program was passed by a vote of 179,026,886 for versus 34,713,168 against and 2,033,678 abstentions. There were no broker non-votes.

5. A stockholder proposal to link compensation and bonus packages of Unocal's executives to the company's ethical and social performance failed to pass, with a vote of 32,521,206 for versus 158,799,796 against and 4,214,156 abstentions. There were 20,238,574 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits: The Exhibit Index on page 34 of this report lists the exhibits that are filed as part of this report.

     (b)  Reports on Form 8-K:

     Filed during the second quarter of 2000

     1. Current Report on Form 8-K dated April 10, 2000, and filed April 12, 2000, for the purpose of reporting, under Item 5, the company's intent to make a conditional offer to purchase the remaining shares of Northrock Resources Ltd. (Northrock).

     2. Current Report on Form 8-K dated April 25, 2000, and filed May 1, 2000, for the purpose of reporting, under Item 5, the company's first quarter 2000 earnings and related information; and other matters relating to forecast earnings for the year 2000 and possible future asset sales.

     3. Current Report on Form 8-K dated May 18, 2000, and filed May 23, 2000, for the purpose of reporting, under Item 5, the company's update of its reformulated patent case and the company's offer to purchase the remaining shares of Northrock.

     4. Current Report on Form 8-K dated May 25, 2000, and filed May 31, 2000, for the purpose of reporting, under Item 5, the company's completion of the merger of its oil and gas exploration and production assets in the Permian and San Juan basins with Titan Exploration, Inc., in a new publicly traded company named Pure Resources, Inc.

     5. Current Report on Form 8-K dated June 15, 2000, and filed June 23, 2000, for the purpose of reporting, under Item 5, the company's acquisition of the remaining shares of Northrock and the company's receipt of the jury award relating to the reformulated gasoline patent case.

     Filed during the third quarter of 2000 to the date hereof:

     1. Current Report on Form 8-K dated July 27, 2000, and filed August 2, 2000, for the purpose of reporting, under Item 5, the company's second quarter 2000 earnings and related information; and other matters relating to forecast earnings for the year 2000.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  UNOCAL CORPORATION
                                                      (Registrant)


Dated:  August 14, 2000                            /s/ JOE D. CECIL
                                                 -----------------------------
                                                  Joe D. Cecil
                                                  Vice President and Comptroller
                                                  (Duly Authorized Officer
                                                  Principal Accounting Officer)

                                  EXHIBIT INDEX

3.   Bylaws of Unocal, as amended through May 22, 2000, and currently in effect.

10.1 Termination Agreement and Release, dated May 30, 2000, by and between Unocal and Lucius E. (Ed) Scott.

10.2 Employment Agreement, effective as of May 30, 2000, by and between Unocal and Terry G. Dallas.

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the three months ended June 30, 2000 and 1999.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended June 30, 2000 and 1999.

27. Financial data schedule for the period ended June 30, 2000 (included only in the copy of this report filed electronically with the Commission).

99. Bylaws of Union Oil Company of California, as amended through May 22, 2000, and currently in effect.

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.