Form 10-Q
period 2000-09-30
UNOCAL CORP
filed 2000-11-13
CIK 716039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8483

UNOCAL CORPORATION

Incorporated pursuant to the Laws of Delaware State

Internal Revenue Service — Employer Identification No. 95-3825062

2141 Rosecrans Avenue, Suite 4000, El Segundo, California 90245

(310) 726-7600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on October 31, 2000, was 242,950,919.

                                                        TABLE OF CONTENTS

                                                             PART I                                                   PAGE

   Item 1.      Financial Statements

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations......................................................... 18
   Item 3.      Quantitative and Qualitative Disclosures about Market Risk...........................................  31

                                                            PART II
   Item 1.      Legal Proceedings..................................................................................... 33
   Item 6.      Exhibits and Reports on Form 8-K...................................................................... 35

                                                           SIGNATURES                                                  36

                                                          EXHIBIT INDEX                                                37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                                                            UNOCAL CORPORATION
(UNAUDITED)
                                                                               For the Three Months          For the Nine Months
                                                                                Ended September 30,          Ended September 30,
                                                                          ----------------------------------------------------------
Millions of dollars except per share amounts                                      2000          1999          2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                                   $ 2,318       $ 1,478       $ 6,156         $ 3,985
Interest, dividends and miscellaneous income                                        24            16           195              72
Equity in earnings of affiliated companies                                          44            24           101              72
Gain on sales of assets                                                              5             2            68               -
------------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                             2,391         1,520         6,520           4,129
Costs and other deductions
Crude oil, natural gas and product purchases                                     1,377           829         3,572           2,189
Operating expense                                                                  322           257           846             711
Selling, administrative and general expense                                         21            33           106             114
Depreciation, depletion and amortization                                           239           200           669             575
Dry hole costs                                                                      47            33            98             107
Exploration expense                                                                 48            44           134             117
Interest expense                                                                    53            52           159             145
Property and other operating taxes                                                  20            12            50              37
Distributions on convertible preferred  securities of subsidiary trust               8             8            24              24
------------------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                           2,135         1,468         5,658           4,019
------------------------------------------------------------------------------------------------------------------------------------
Earnings from operations before income taxes and minority interests                256            52           862             110
Income taxes                                                                        67            16           309              60
Minority interests                                                                  13             4             3               8
------------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
     before discontinued operations                                                176            32           550              42
Discontinued operations
  Agricultural Products
     Earnings (loss) from operations (net of tax)                                   -             (8)            -              (2)
     Gain on disposal (net of tax)                                                  14             -            37               -
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations                                        14            (8)           37              (2)
------------------------------------------------------------------------------------------------------------------------------------
      Net earnings                                                               $ 190          $ 24         $ 587            $ 40
====================================================================================================================================

Basic earnings (loss) per share of common stock (a)
   Continuing operations                                                        $ 0.72        $ 0.13        $ 2.27          $ 0.18
   Discontinued operations                                                        0.06         (0.03)         0.15           (0.01)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                                 $ 0.78        $ 0.10        $ 2.42          $ 0.17
------------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share of common stock (b)
   Continuing operations                                                        $ 0.71        $ 0.13        $ 2.23          $ 0.18
   Discontinued operations                                                        0.06         (0.03)         0.14           (0.01)
------------------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                                 $ 0.77        $ 0.10        $ 2.37          $ 0.17
------------------------------------------------------------------------------------------------------------------------------------

Cash dividends declared per share of common stock                               $ 0.20        $ 0.20        $ 0.60          $ 0.60
------------------------------------------------------------------------------------------------------------------------------------
(a)  Basic weighted average shares outstanding  (in thousands)                 242,888       242,404       242,822         241,905
(b)  Diluted weighted average shares outstanding (in thousands)                256,005       244,022       255,774         243,050

See notes to the consolidated financial statements

CONSOLIDATED BALANCE SHEET                                                                              UNOCAL CORPORATION

                                                                                   September 30,            December  31,
                                                                               -------------------------------------------
Millions of dollars                                                                         2000 (a)                 1999
--------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                               $ 507                    $ 332
   Short-term investments                                                                     80                        -
   Accounts and notes receivable                                                           1,104                      994
   Inventories                                                                               123                      179
   Deferred income taxes                                                                     152                      100
   Other current assets                                                                       31                       26
--------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 1,997                    1,631
Investments and long-term receivables                                                      1,363                    1,264
Properties - net (b)                                                                       6,179                    5,980
Deferred income taxes                                                                        234                       16
Other assets                                                                                 135                       76
--------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                       $ 9,908                  $ 8,967
==========================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                                      $ 1,068                    $ 979
   Taxes payable                                                                             261                      192
   Interest payable                                                                           42                       62
   Current portion of environmental liabilities                                              143                      100
   Current portion of long-term debt and capital leases                                       72                        -
   Other current liabilities                                                                 235                      226
--------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                            1,821                    1,559
Long-term debt and capital leases                                                          2,666                    2,853
Deferred income taxes                                                                        451                      230
Accrued abandonment, restoration and environmental liabilities                               541                      567
Other deferred credits and liabilities                                                       923                      620
Minority interests                                                                           391                      432
Company-obligated mandatorily redeemable convertible preferred securities
   of a subsidiary trust holding solely parent debentures                                    522                      522
Common stock ($1 par value)                                                                  254                      253
   Shares authorized:  750,000,000 (c)
Capital in excess of par value                                                               519                      493
Unearned portion of restricted stock issued                                                  (24)                     (20)
Retained earnings                                                                          2,343                    1,902
Accumulated other comprehensive income (loss)                                                (48)                     (33)
Notes receivable - key employees                                                             (40)                       -
Treasury stock - at cost  (d)                                                               (411)                    (411)
--------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                           2,593                    2,184
--------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                      $ 9,908                  $ 8,967
==========================================================================================================================
(a)  Unaudited
(b)  Net of accumulated depreciation, depletion and amortization of                     $ 10,549                 $ 10,535
(c)  Number of shares outstanding (in thousands)                                         242,935                  242,441
(d)  Number of shares (in thousands)                                                      10,623                   10,623

See notes to the consolidated financial statements

CONSOLIDATED CASH FLOWS                                                                                UNOCAL CORPORATION
(UNAUDITED)

                                                                                               For the Nine Months
                                                                                               Ended September 30,
                                                                                         ---------------------------------
Millions of dollars                                                                             2000                 1999
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings                                                                                   $ 587                 $ 40
Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization                                                   669                  588
      Dry hole costs                                                                              98                  107
      Deferred income taxes                                                                      (41)                 (54)
      Gain on sales of assets (pre-tax)                                                          (68)                   -
      Gain on disposal of discontinued operations (pre-tax)                                      (23)                   -
      Other                                                                                      161                  (54)
      Working capital and other changes related to operations
         Accounts and notes receivable                                                          (178)                  12
         Inventories                                                                              11                  (18)
         Accounts payable                                                                        133                   92
         Taxes payable                                                                            69                 (132)
         Other                                                                                  (161)                 (64)
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                          1,257                  517
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                                               (872)                (761)
   Acquisition of Northrock Resources, Ltd.                                                     (161)                (184)
   Proceeds from sales of assets                                                                  97                  163
   Proceeds from sale of discontinued operations                                                 267                    -
--------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                               (669)                (782)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Long-term borrowings                                                                           45                  833
   Reduction of long-term debt and capital leases                                               (266)                (708)
   Minority interests                                                                            (19)                 234
   Proceeds from issuance of common stock                                                          4                   23
   Dividends paid on common stock                                                               (146)                (145)
   Loans to key employees                                                                        (32)                   -
   Other                                                                                           1                   (1)
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                    (413)                 236
--------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                                 175                  (29)
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                   332                  238
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 507                $ 209
==========================================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                                     $ 176                $ 159
      Income taxes (net of refunds)                                                            $ 282                $ 218

See notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) General

The consolidated financial statements included in this report are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position and results of operations. All adjustments are of a normal recurring nature. Such financial statements are presented in accordance with the Securities and Exchange Commission’s disclosure requirements for Form 10-Q.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes filed with the Commission in Unocal Corporation’s 1999 Annual Report on Form 10-K.

For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, including Union Oil Company of California (Union Oil), are referred to as the “Company”.

The consolidated financial statements of the Company include the accounts of subsidiaries in which a controlling interest is held. Investments in affiliates without a controlling interest are accounted for by the equity method. Under the equity method, the investments are stated at cost plus the Company’s equity in undistributed earnings and losses after acquisition. Income taxes estimated to be payable when earnings are distributed are included in deferred taxes.

Results for the nine months ended September 30, 2000, are not necessarily indicative of future financial results.

Segment data and certain other items in the prior year financial statements have been reclassified to conform to the 2000 presentation. The results for the Agricultural Products business have been classified as discontinued operations for all periods presented in the Consolidated Earnings Statement. The assets have not been reclassified in the Consolidated Balance Sheet to separately reflect them as net assets of discontinued operations for the December 31, 1999 period. Cash flows related to discontinued operations have not been segregated in the Consolidated Statement of Cash Flows. The Agricultural Products business was sold on September 30, 2000 (see note 14 for more detail).

(2) Other Financial Information

During the third quarters of 2000 and 1999, approximately 53 percent and 51 percent, respectively, of total sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the Company’s trading and marketing activities. For the nine months ended September 30, 2000 and 1999, these percentages were approximately 51 percent and 48 percent, respectively. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement.

Capitalized interest totaled $4 million for the third quarters of 2000 and 1999, and $9 million and $13 million for the nine months ended September 30, 2000 and 1999, respectively.

(3) Income Taxes

Income taxes on earnings from continuing operations for the third quarter and first nine months of 2000 were $67 million and $309 million, respectively, compared with $16 million and $60 million for the comparable periods of 1999. The effective income tax rates for the third quarter and nine months ended September 30, 2000 were 26 percent and 36 percent, respectively, compared with 31 percent and 55 percent for the comparable periods of 1999. In 1999, the effect of domestic losses versus foreign earnings, partially offset by currency-related adjustments in Thailand, resulted in higher effective tax rates for both of the reporting periods. In addition, the current year included deferred tax adjustments and currency-related adjustments in Thailand which reduced the effective income tax rate.

(4) Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the third quarters and the nine months ended September 30, 2000 and 1999:

                                                                                Earnings           Shares        Per Share
Millions except per share amounts                                              (Numerator)      (Denominator)      Amount
---------------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 2000
     Earnings from continuing operations                                           $ 176             242.9
         Basic EPS                                                                                                  $ 0.72
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          0.8
                                                                           --------------------------------
                                                                                     176             243.7          $ 0.72
         Distributions on subsidiary trust preferred securities (after-tax)            7              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 183             256.0          $ 0.71
                                                                                                              =============

Three months ended September 30, 1999
     Earnings from continuing operations                                            $ 32             242.4
         Basic EPS                                                                                                  $ 0.13
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          1.6
                                                                           --------------------------------
         Diluted EPS                                                                  32             244.0          $ 0.13
                                                                                                              =============
         Distributions on subsidiary trust preferred securities (after-tax)            6              12.3
                                                                           --------------------------------
         Antidilutive                                                               $ 38             256.3          $ 0.15

Nine months ended September 30, 2000
     Earnings from continuing operations                                           $ 550             242.8
         Basic EPS                                                                                                  $ 2.27
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          0.7
                                                                           --------------------------------
                                                                                     550             243.5          $ 2.26
         Distributions on subsidiary trust preferred securities (after-tax)           20              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 570             255.8          $ 2.23
                                                                                                              =============

Nine months ended September 30, 1999
     Earnings from continuing operations                                            $ 42             241.9
         Basic EPS                                                                                                  $ 0.17
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          1.1
                                                                           --------------------------------
         Diluted EPS                                                                  42             243.0          $ 0.17
                                                                                                              =============
         Distributions on subsidiary trust preferred securities (after-tax)           19              12.3
                                                                           --------------------------------
         Antidilutive                                                               $ 61             255.3          $ 0.24

---------------------------------------------------------------------------------------------------------------------------

Not included in the computation of diluted EPS were options outstanding at September 30, 2000 to purchase approximately 7.4 million shares of common stock. These options were not included in the computation because their exercise prices were greater than the year-to-date average market price of $32.11 for the common shares. The exercise prices of these options range from $32.16 to $51.01 per share and they expire in the years 2006 through 2010.

(5) Comprehensive Income

The Company’s comprehensive earnings were as follows:

                                                                           For the Three Months         For the Nine Months
                                                                            Ended September 30,         Ended September 30,
                                                                        ----------------------------------------------------
Millions of dollars                                                          2000          1999          2000          1999
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                $ 190          $ 24         $ 587          $ 40
Change in foreign currency translation adjustments (net of tax)                (8)           (1)          (15)            -
----------------------------------------------------------------------------------------------------------------------------
      Comprehensive earnings                                                $ 182          $ 23         $ 572          $ 40
============================================================================================================================

(6) Sale of Accounts Receivable

In 1999, the Company, through a non-consolidated subsidiary Unocal Receivables Corp. (URC), entered into a sales agreement with an outside party under which it will sell up to a $204 million undivided interest in domestic crude oil and natural gas trade receivables. The Company continues to manage the collection and administrative responsibilities for accounts receivable including the sold interest. The Company had sold $100 million of its domestic trade receivables under this agreement as of December 31, 1999. This balance increased to $200 million as of September 30, 2000. The $100 million increase since the beginning of the year 2000 is reflected as a reduction of accounts and notes receivable in the consolidated balance sheet and a corresponding increase in net cash provided by operating activities in the consolidated statement of cash flows. At September 30, 2000, the Company’s balance sheet included a note receivable of approximately $407 million due from URC representing the unsold balance of trade receivables transferred to URC.

(7) Long Term Debt and Credit Agreements

During the nine months ended September 30, 2000, the Company decreased its commercial paper borrowings by $125 million to a zero outstanding balance. The Company also reduced its borrowings under the $1 billion bank credit agreement by $60 million to a zero outstanding balance. The Company also retired $55 million of maturing medium-term notes. As of September 30, 2000, the Company had $71 million of its long-term debt classified in current liabilities, primarily consisting of its 9 ¾ percent notes, which it plans to retire by December 31, 2000.

During the nine months ended September 30, 2000, the Company added $83 million to its consolidated total debt from the Pure Resources, Inc. (Pure) transaction. The Pure debt consisted of borrowings under a new $250 million unsecured revolving credit facility, which took the place of the revolving credit facility assumed by Pure from Titan Exploration, Inc. (Titan) at the time of the transaction (see note 14 for further detail). In addition, the Company’s Northrock Resources Ltd. (Northrock) subsidiary increased its outstanding debt by $43 million due primarily to an increase in borrowings under its senior credit facility. Neither Northrock’s or Pure’s debt is guaranteed by Union Oil.

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

The Board of Directors has designated 5,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock (Series B preferred stock) in connection with the 2000 Rights Plan. The Series B preferred stock replaces the Series A preferred stock that was designated under the 1990 Rights Plan. The 2000 Rights Plan provides that in the event any person or group of affiliated persons becomes, or commences a tender offer or exchange offer pursuant to which such person or group would become, the beneficial owner of 15 percent or more of the outstanding common shares, each new Right (other than new Rights held by the 15 percent stockholder) will be exercisable on and after the close of business on the tenth business day following such event, unless the new Rights are redeemed by the Board of Directors, to purchase one one-hundredth of a share of Series B preferred stock for $180. If such a person or group becomes such a 15 percent beneficial owner of common stock, each new Right (other than new Rights held by the 15 percent stockholder) will be exercisable to purchase, for $180, shares of common stock with a market value of $360, based on the market price of the common stock prior to such 15 percent acquisition. If the Company is acquired in a merger or similar transaction following the date the new Rights become exercisable, each new Right (other than new Rights held by the 15 percent stockholder) will become exercisable to purchase, for $180, shares of the acquiring corporation with a market value of $360, based on the market price of the acquiring corporation’s stock prior to such merger. The Board of Directors may reduce the 15 percent beneficial ownership threshold to not less than 10 percent.

The new Rights will expire on January 29, 2010, unless previously redeemed by the Board of Directors. The new Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings per share of the Company.

(9) Financial Instruments and Commodity Hedging

The Company’s financial instruments at September 30, 2000 are described below:

Foreign currency contracts - Fair values for foreign currency contracts were determined by comparing the contract rates to the forward rates in effect at September 30, 2000 and represent the estimated costs the Company would incur, or proceeds the Company would receive, if the contracts were terminated at September 30, 2000.

During the nine months ended September 30, 2000, the Company’s Unocal Canada Limited (UCL) subsidiary repaid $60 million of its outstanding U.S. dollar debt and retired $60 million of related Canadian dollar currency swap contracts. Gains realized by UCL on the retirement of the currency swap contracts offset losses realized on the debt retirement. The Company also retired $60 million of corresponding U.S. dollar currency swap contracts that were designed to mitigate exchange rate fluctuations to the consolidated Company related to UCL’s swapped Canadian dollar loan. Losses related to the U.S. dollar currency swap contracts were immaterial.

At September 30, 2000, the Company’s Northrock subsidiary had forward contracts outstanding to purchase 81 million Canadian dollars for $58 million. These contracts were designed to mitigate Northrock’s exposure to the dollar indexed prices it will receive for the forward sale of its Canadian crude oil for the years 2000 through 2003. The fair values of the Canadian dollar contracts at September 30, 2000 were approximately $9 million in liabilities.

During the nine months ended September 30, 2000, the Company entered into additional foreign currency forward contracts for Netherlands guilder and Thai baht. At September 30, 2000 the Company had foreign currency forward contracts outstanding to purchase 29 million Netherlands guilder for approximately $14 million. The contracts are designed to hedge the Company’s exposure for estimated local foreign currency denominated obligations and receivables expected to be settled in 2000 and 2001. The fair values of the Netherlands guilder purchase contracts at September 30, 2000 were approximately $2 million in liabilities. There were no open contracts for the Thai baht at September 30, 2000.

Commodity hedging activities – The Company determines its unrealized gains and losses on hydrocarbon derivative financial instruments using New York Mercantile Exchange settlement prices, dealer quotes or by financial modeling using underlying commodity prices. At September 30, 2000, the Company had futures contracts outstanding for the purchase of approximately 1.8 million barrels of crude oil and refined products and the sale of approximately 1.1 million barrels of crude oil and refined products. The Company utilizes crude oil futures contracts as a component of its overall risk management strategy to mitigate fixed price exposures. The refined products futures contracts primarily offset the price risk of inventory purchases. The pre-tax unrealized losses on futures contracts were $3 million at September 30, 2000. The applicable portion of the losses approximated pre-tax unrealized gains on the corresponding crude oil sales and inventory purchases of refined products at September 30, 2000. Natural gas futures contracts and related pre-tax unrealized losses were immaterial at September 30, 2000.

At September 30, 2000, the Company had various hydrocarbon option contracts (options) outstanding with several counterparties designed to hedge the prices to be received for the sale of portions of its crude oil and natural gas production for the period October 2000 to October 2004. These options are generally accounted for as hedges, with gains and losses deferred and recognized as adjustments to commodity revenues upon the sale of the underlying production. Portions of the unrealized losses, related to hedging contracts of the Company’s Northrock and Pure subsidiaries, were capitalized as components of the acquisition costs (see note 14 for further detail). At September 30, 2000, pre-tax unrealized losses not capitalized approximated $3 million for crude oil options and $56 million for natural gas options.

The Company had a gas price swap agreement with nine years remaining at September 30, 2000, related to a prepaid fixed price forward sale. The pre-tax unrealized gain related to the swap agreement at September 30, 2000 was approximately $86 million. The gain is offset by a corresponding unrealized loss on the prepaid fixed price forward sale.

At September 30, 2000, the Company’s Northrock subsidiary had various long-term natural gas sales and purchase contracts outstanding that contained a fixed-price pricing structure. The contract periods range from October 2000 through October 2004. Portions of the unrealized losses related to these fixed-price based contracts were capitalized as components of the acquisition costs (see note 14 for further detail). Pre-tax unrealized losses related to these contracts were estimated to be approximately $60 million at September 30, 2000.

Commodity trading activities – To assist in the management of price risk, the Company trades hydrocarbon commodities and related derivative instruments, including futures, forwards, options and swaps, based upon expectations of future market conditions. The Company determines the market values of its non-hedging hydrocarbon commodity derivative instruments using dealer quotes, where available, or by financial modeling using underlying commodity prices. In the nine months ended September 30, 2000, the Company recorded $108 million in pre-tax losses ($50 million after-tax, after minority interest) related primarily to the marking to market of its non-hedging hydrocarbon commodity derivative instruments held by its Northrock subsidiary at the time of the acquisition of the outstanding stock of Northrock. The Company recorded approximately $5 million in pre-tax gains ($3 million after-tax, after minority interest) related to the marking to market of its non-hedging hydrocarbon commodity derivative instruments during the nine months ended September 30, 1999.

Of the aforementioned $108 million pre-tax losses recorded by the Company in the nine months ended September 30, 2000, the Company’s Northrock subsidiary contributed $121 million in pre-tax losses ($59 million after-tax, after minority interest) related primarily to its non-hedging hydrocarbon commodity derivative instruments.

Fair values of debt and other long-term instruments – The estimated fair value of the Company’s long-term debt at September 30, 2000, including the current portion, was approximately $2.743 billion. Fair values were based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

The estimated fair value of the mandatorily redeemable convertible preferred securities of the Company’s subsidiary trust was $510 million at September 30, 2000. The fair value was based on the trading prices of the preferred securities on September 29, 2000.

(10) Accrued Abandonment, Restoration and Environmental Liabilities

At September 30, 2000, the Company had accrued $462 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for these abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $628 million. This estimate was derived primarily from abandonment cost studies performed by outside firms and is used to calculate the amount to be amortized. The Company’s reserve for environmental remediation obligations at September 30, 2000 totaled $222 million, of which $143 million was included in current liabilities.

(11) Commitments and Contingencies

The Company has certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax and other matters, certain of which are discussed more specifically below. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company’s estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which could have a material effect on the Company’s future results of operations and financial condition or liquidity.

Environmental matters – The Company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by the Company or others and are associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party (PRP) under the federal Superfund laws and comparable state laws.

Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where the Company is able to determine whether it is liable or, even if liability is determined to be probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of the Company’s liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper clean-up methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several and retroactive liabilities on PRPs, the fact that the Company is usually just one of a number of companies identified as a PRP, or other reasons.

As disclosed in note 10, at September 30, 2000, the Company had accrued $222 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $220 million.

Tax matters – The Company believes it has adequately provided in its accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues impact not only the year in which the items arose, but also the Company’s tax situation in other tax years. With respect to 1979-1984 taxable years, all issues raised for these years have now been settled, with the exception of the effect of the carryback of a 1993 net operating loss (NOL) to tax year 1984 and resultant credit adjustments. The 1985-1990 taxable years are before the Appeals division of the Internal Revenue Service. All issues raised with respect to those years have now been settled, with the exception of the effect of the 1993 NOL carryback and resultant adjustments. The settlements were subject to review by the Joint Committee on Taxation of the U.S. Congress. The Joint Committee has reviewed the settled issues with respect to 1979-1990 taxable years and no additional issues have been raised. While all tax issues for the 1979-1990 taxable years have been agreed and reviewed by the Joint Committee, these taxable years will remain open due to the 1993 NOL carryback. The 1993 NOL results from certain specified liability losses which occurred during 1993 and which resulted in a tax refund of $73 million. Consequently, these tax years will remain open until the specified liability loss, which gave rise to the 1993 NOL, is finally determined by the Internal Revenue Service and is either agreed to with the IRS or otherwise concluded in the Tax Court proceeding. In 1999, the United States Tax Court granted Unocal’s motion to amend the pleadings in its Tax Court cases to place the 1993 NOL carryback in issue.

Pure Resources Employment and Severance Agreements – Under circumstances specified in the employment and /or severance agreements entered into between the Company’s Pure subsidiary and its officers, each covered officer will have the right to require Pure to purchase shares currently held or subsequently obtained by the exercise of any option held by the officer to Pure at a calculated “net asset value” per share. The net asset value per share is calculated by reference to each common share’s pro rata amount of the present value of proved reserves discounted at 10 percent, times 110 percent, less funded debt, as defined. As of September 30, 2000, Pure estimated that the amount which it would have to repurchase under these agreements was $111 million, which is reflected in other deferred credits and liabilities on the consolidated balance sheet. An estimated quarterly pre-tax non-cash charge to expense of $4 million through May 2003 will be made to amortize the deferred compensation recorded as a result of these agreements. The repurchase amount and deferred compensation will fluctuate with the market value of Pure’s common stock and/or changes in the net asset value per share.

Other matters – The Company also has certain other contingent liabilities with respect to litigation, claims, and contractual agreements arising in the ordinary course of business. Although these contingencies could result in expenses or judgments that could be material to the Company’s results of operations for a given reporting period, on the basis of management’s best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on the Company’s consolidated financial condition or liquidity.

(12) Summarized Financial Data of Union Oil

Unocal guarantees certain indebtedness of Union Oil. Summarized below is financial information for Union Oil and its consolidated subsidiaries:

                                                                   For the Three Months            For the Nine Months
                                                                   Ended September 30,             Ended September 30,
                                                               -----------------------------   -----------------------------
Millions of dollars                                                  2000              1999            2000            1999
----------------------------------------------------------------------------------------------------------------------------
Total revenues                                                    $ 2,392           $ 1,521         $ 6,511         $ 4,130
Total costs and other deductions, including income taxes            2,207             1,482           5,945           4,067
----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
     before discontinued  operations                                $ 185              $ 39           $ 566            $ 63
Discontinued operations
  Agricultural products
     Earnings from operations (net of taxes)                            -                (8)              -              (2)
     Gain on disposal (net of taxes)                                   14                 -              37               -
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                                        $ 199              $ 31           $ 603            $ 61
============================================================================================================================

                                                               September 30,                December 31, (a)
                                                          ------------------------------------------------------
Millions of dollars                                                  2000                              1999
----------------------------------------------------------------------------------------------------------------
Current assets                                                    $ 1,996                           $ 1,631
Noncurrent assets                                                   7,928                             7,352
Current liabilities                                                 1,820                             1,562
Noncurrent liabilities                                              4,971                             4,702
Shareholder's equity                                                3,133                             2,719
----------------------------------------------------------------------------------------------------------------
(a)  Audited

(13) Restructuring Costs

In the first quarter of 2000, the Company adopted a restructuring plan that resulted in the accrual of a $17 million pre-tax restructuring charge. This amount included the estimated costs of terminating approximately 195 employees. The plan involves the simplifying of the organizational structures to align them with the Company’s portfolio requirements and business needs, along with the creation of a new organizational structure for part of the Company’s Lower 48 exploration and production segment.

Approximately 125 of the affected employees were from various exploration and production business units and 70 were from other organizations, including corporate staff. The restructuring charge included approximately $17 million for termination costs to be paid to the employees over time, approximately $2 million for outplacement and other costs and a net reduction in pension and post retirement expenses of $2 million. The charge is included in selling, administrative and general expense on the consolidated earnings statement. At September 30, 2000, 164 employees (85 percent) had been terminated or had received termination notices as a result of the plan. The amount of unpaid benefits remaining on the consolidated balance sheet at September 30, 2000 was $8 million for the plan. No material changes are expected to the costs accrued for the plan and no adjustments to the liability have been made to date.

The restructuring plans adopted in the fourth quarter of 1998 and the second quarter of 1999 are completed at this time.

(14) Acquisitions & Dispositions of Assets

On September 30, 2000, the Company completed the sale of its agricultural products business to Calgary-based Agrium Inc. for approximately $323 million. The sale included Unocal’s Prodica LLC and Alaska Nitrogen Products LLC (ANP) subsidiaries. The Company had been reporting the business unit in discontinued operations. Net proceeds received from the sale totaled approximately $242 million in cash. The Company also received $50 million principal amount of Agrium six percent junior convertible subordinated debentures and approximately 2.6 million shares of Agrium common stock, which were valued at approximately $27 million at the close of the sale. The junior convertible subordinated debentures are convertible into approximately 4.2 million additional shares of Agrium common stock. In addition, Unocal has retained an interest in the form of participation payments if ammonia and urea prices rise above projected levels over the next six years. The Company recorded a pre-tax gain of $23 million on the sale.

In August 2000, the Company sold interests in nine proven properties in the shelf areas of the Gulf of Mexico to another Company. Some of the properties sold had been acquired earlier in the year by the Company’s Spirit Energy Partners, L.P. The Company recorded an after-tax gain on the sale of $5 million.

In the second quarter of 2000, the Company, through a Canadian subsidiary, acquired the remaining 23 million common shares of Northrock that it did not already own pursuant to a May 2000 offer made to Northrock’s shareholders. The Company acquired the shares for an all-in cost of approximately $161 million. This acquisition was accounted for as a purchase.

The Company completed the merger of its oil and gas exploration and production assets in the Permian and San Juan basins with Titan in the second quarter of 2000, when Pure acquired all of the outstanding common shares of Titan. Titan stockholders received .4302314 shares of Pure common stock for each share of Titan common stock. The newly publicly traded Company has approximately 50 million common shares outstanding. Unocal now holds 65.4 percent, or 32.7 million shares, of Pure, and the former Titan stockholders own the remaining 34.6 percent. Pure’s acquisition of Titan was accounted for as a purchase and the Company is fully consolidating the financial and operating results of Pure. As a result of these transactions, the Company recorded a $66 million pre-tax ($42 million after-tax) gain.

In the first quarter of 2000, the Company’s Spirit Energy Partners, L.P. (partnership), acquired interests from another Company in 12 proven properties and nine offshore platforms located in the shelf area of the Gulf of Mexico. The partnership is an entity formed by Unocal to acquire producing properties in existing areas of operations. The Company’s non-controlling 50 percent interest is accounted for using the equity method. The purchase had an effective date of October 1, 1999. The Company and its partner each contributed $27 million to the partnership for the purchase of the properties. The partnership also secured outside financing for the purchase.

(15) Minority Interests

As discussed in note 14, in the second quarter of 2000, a Canadian subsidiary of the Company acquired the remaining outstanding common shares of Northrock. The net result of this transaction was to reduce minority interests by approximately $137 million. The Pure transaction, also discussed in note 14, increased minority interests by $110 million.

(16) Loans to Certain Officers of the Company

In March 2000, the Company entered into loan agreements with ten of its officers pursuant to the Company’s 2000 Executive Stock Purchase Program (the Program). The Program was approved by the Board of Directors of the Company and by the Company’s stockholders at the Annual Stockholders meeting in May 2000. The loans were granted to the officers to enable them to purchase shares of Company stock in the open market. The loans, which except under certain limited circumstances are full recourse to the officers, mature on March 16, 2008, and bear interest at the rate of 6.8 percent per annum. At September 30, 2000, loans under the Program totaled $32 million and they were reflected in cash flows from financing activities on the consolidated cash flows statement and as a reduction to stockholders’ equity on the consolidated balance sheet.

(17) Segment Data

As a result of changes in the organization, the Company has made corresponding changes in the reporting of its segments from the reporting utilized in the 1999 Annual Report on Form 10-K. The Company’s reportable segments are now: Exploration and Production, Global Trade, Pipelines, Geothermal and Power Operations, and Carbon and Minerals Businesses. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate and those businesses that were sold or being phased-out, are included under the Corporate and Unallocated heading. See also Management’s Discussion and Analysis in Item 2 for further description of the new segments.

Segment Information                    Exploration & Production                                    Global      Pipelines
For the Three Months                       North America                        International       Trade
ended September 30, 2000                                                      Far
Millions of dollars                    Lower 48      Alaska      Canada       East       Other
                                       ------------------------------------------------------------------------------------

External sales & operating revenues       $ 102          $ 60          $ 9      $ 272         $ 39  $1,749         $ 9
Other revenues (loss)                        10             -            5          9            -       9          15
Inter-segment revenues                      378            15            -         56           28       5           2
                                       ------------------------------------------------------------------------------------
Total                                       490            75           14        337           67   1,763          26

Earnings from continuing operations         104            22           16        120           15      (1)         16
Earnings from discontinued operations         -             -            -          -            -       -           -
                                       ------------------------------------------------------------------------------------
Net earnings (loss)                         104            22           16        120           15      (1)         16

Assets (at September 30, 2000)            2,581           306        1,124      1,924          592     126         303
                                       ------------------------------------------------------------------------------------

                                       ------------------------------------------------------------------------------------
                                       Geothermal   Carbon &             Corporate & Unallocated                Totals
                                       & Power      Minerals
                                       Operations                  Admn    Net Interest  Environmental
                                                                & General    Expense    & Litigation  Other (a)
                                       ------------------------------------------------------------------------------------

External sales & operating revenues        $ 34          $ 44          $ -        $ -          $ -     $ -      $2,318
Other revenues (loss)                         6            11            -          7            -       1          73
Inter-segment revenues                        -             -            -          -            -    (484)          -
                                       ------------------------------------------------------------------------------------
Total                                        40            55            -          7            -    (483)      2,391

Earnings from continuing operations           4           (16)         (19)       (36)         (17)    (32)        176
Earnings from discontinued operations         -             -            -          -            -      14          14
                                       ------------------------------------------------------------------------------------
Net earnings (loss)                           4           (16)         (19)       (36)         (17)    (18)        190

Assets (at September 30,2000)               568           302            -          -            -   2,082       9,908
                                       ------------------------------------------------------------------------------------
(a) Includes eliminations and consolidation adjustments.

                                        ------------------------------------------------------------------------------------
Segment Information                     Exploration & Production                                   Global       Pipelines
For the Three Months                        North America                       International       Trade
ended  September 30, 1999                                                     Far
Millions of dollars                     Lower 48     Alaska      Canada       East       Other
                                        ------------------------------------------------------------------------------------

External sales & operating revenues          $ 1         $ 33         $ 45      $ 188         $ 24  $1,097          $ 9
Other revenues (loss)                          -            -            4         (3)           1       4           12
Inter-segment revenues                       277           13            -         40           26       2            3
                                        ------------------------------------------------------------------------------------
Total                                        278           46           49        225           51   1,103           24

Earnings from continuing operations           17            6            -         78           (7)     (5)          13
Earnings from discontinued operations          -            -            -          -            -       -            -
                                        ------------------------------------------------------------------------------------
Net earnings (loss)                           17            6            -         78           (7)     (5)          13

Assets  (at December 31, 1999)             2,178          326          946      1,856          586     439          299
                                        ------------------------------------------------------------------------------------

                                        ------------------------------------------------------------------------------------
                                        Geothermal  Carbon &             Corporate & Unallocated                Totals
                                        & Power     Minerals
                                        Operations                Admn     Net Interest Environmental
                                                               & General    Expense    & Litigation   Other (a)
                                        ------------------------------------------------------------------------------------

External sales & operating revenues         $ 36         $ 42          $ -        $ -          $ -     $ 2       $1,477
Other revenues (loss)                          3            6            -          6            -       9           42
Inter-segment revenues                         -            -            -          -            -    (361)           -
                                        ------------------------------------------------------------------------------------
Total                                         39           48            -          6            -    (350)       1,519

Earnings from continuing operations            2            6          (23)       (36)         (12)     (7)          32
Earnings from discontinued operations          -            -            -          -            -      (8)          (8)
                                        ------------------------------------------------------------------------------------
Net earnings (loss)                            2            6          (23)       (36)         (12)    (15)          24

Assets (at December 31, 1999) (b)            532          277            -          -            -   1,528  (b)   8,967 (b)
                                        ------------------------------------------------------------------------------------
(a) Includes eliminations and consolidation adjustments.
(b) Includes assets for discontinued operations(Agricultural Products) of $289 million.

                                       ------------------------------------------------------------------------------------
Segment Information                    Exploration & Production                                    Global      Pipelines
For the Nine Months                        North America                        International       Trade
ended September 30, 2000                                                      Far
Millions of dollars                    Lower 48      Alaska      Canada       East       Other
                                       ------------------------------------------------------------------------------------

External sales & operating revenues       $ 159         $ 180         $ 73      $ 727        $ 105  $4,641        $ 26
Other revenues (loss)                        78             -           13          5            3      22          44
Inter-segment revenues                    1,051            48            -        168           83       7           8
                                       ------------------------------------------------------------------------------------
Total                                     1,288           228           86        900          191   4,670          78

Earnings from continuing operations         301            69            9        290           32       3          46
Earnings from discontinued operations         -             -            -          -            -       -           -
                                       ------------------------------------------------------------------------------------
Net earnings (loss)                         301            69            9        290           32       3          46

Assets (at September 30, 2000)            2,581           306        1,124      1,924          592     126         303
                                       ------------------------------------------------------------------------------------

                                        ------------------------------------------------------------------------------------
                                        Geothermal  Carbon &             Corporate & Unallocated                Totals
                                        & Power     Minerals
                                        Operations                Admn     Net Interest Environmental
                                                               & General    Expense    & Litigation   Other (a)
                                        ------------------------------------------------------------------------------------

External sales & operating revenues       $ 111         $ 134          $ -        $ -          $ -     $ -      $6,156
Other revenues (loss)                        14            26            -         21            -     138         364
Inter-segment revenues                        -             -            -          -            -  (1,365)          -
                                       ------------------------------------------------------------------------------------
Total                                       125           160            -         21            -  (1,227)      6,520

Earnings from continuing operations          18            (3)         (62)      (109)         (55)     11         550
Earnings from discontinued operations         -             -            -          -            -      37          37
                                       ------------------------------------------------------------------------------------
Net earnings (loss)                          18            (3)         (62)      (109)         (55)     48         587

Assets (at September 30,2000)               568           302            -          -            -   2,082       9,908
                                       ------------------------------------------------------------------------------------
(a) Includes eliminations and consolidation adjustments.

                                       ------------------------------------------------------------------------------------
Segment Information                    Exploration & Production                                    Global      Pipelines
For the Nine Months                        North America                        International       Trade
ended September 30, 1999                                                      Far
Millions of dollars                    Lower 48      Alaska      Canada       East       Other
                                       ------------------------------------------------------------------------------------

External sales & operating revenues        $ 62          $ 86         $ 92      $ 523         $ 69  $2,887        $ 28
Other revenues (loss)                         6             -           11         (5)           4       4          43
Inter-segment revenues                      695            46            -        127           40       5           8
                                       ------------------------------------------------------------------------------------
Total                                       763           132          103        645          113   2,896          79

Earnings from continuing operations          31            12            9        167          (30)     (3)         46
Earnings from discontinued operations         -             -            -          -            -       -           -
                                       ------------------------------------------------------------------------------------
Net earnings (loss)                          31            12            9        167          (30)     (3)         46

Assets  (at December 31, 1999)            2,178           326          946      1,856          586     439         299
                                       ------------------------------------------------------------------------------------

                                        ------------------------------------------------------------------------------------
                                        Geothermal  Carbon &             Corporate & Unallocated                Totals
                                        & Power     Minerals
                                        Operations                Admn     Net Interest Environmental
                                                               & General    Expense    & Litigation   Other (a)
                                        ------------------------------------------------------------------------------------

External sales & operating revenues       $ 113         $ 121          $ -        $ -          $ -     $ 4      $3,985
Other revenues (loss)                         8            22            -         17            -      34         144
Inter-segment revenues                        -             -            -          -            -    (921)          -
                                       ------------------------------------------------------------------------------------
Total                                       121           143            -         17            -    (883)      4,129

Earnings from continuing operations          12            19          (65)      (101)         (24)    (31)         42
Earnings from discontinued operations         -             -            -          -            -      (2)         (2)
                                       ------------------------------------------------------------------------------------
Net earnings (loss)                          12            19          (65)      (101)         (24)    (33)         40

Assets (at December 31, 1999) (b)           532           277            -          -            -   1,528  (b)  8,967 (b)
                                       ------------------------------------------------------------------------------------
(a) Includes eliminations and consolidation adjustments.
(b) Includes assets for discontinued operations(Agricultural Products) of $289 million.

(18) FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet. Changes in the fair value of derivatives are required to be recorded each period in earnings or other comprehensive income, depending upon the type of hedging transaction and the hedge effectiveness.

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133” (FAS 137). FAS 137 postponed the effective date of FAS No. 133 from all fiscal quarters with fiscal years beginning after June 15, 1999 to all fiscal quarters with fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An amendment of FASB Statement No. 133” (FAS 138). FAS 138 addresses a limited number of issues which caused implementation difficulties for entities that applied FAS 133. This statement also amended FAS 133 for decisions made by the FASB relating to its Derivatives Implementation Group’s (DIG) process. The DIG group is responsible for fielding various FAS 133 implementation issues, reaching tentative conclusions, and then clearing those conclusions with the FASB. Once the DIG issues have been cleared by the FASB, they become the official position of the FASB.

The Company formed an implementation team drawn from both internal and external resources and has developed an implementation plan for complying with the provisions of FAS 133. The implementation plan consists of three distinct phases: Initial Assessment, Derivative Identification/Hedge Effectiveness, and Transition/Implementation. The Initial Assessment phase included a decentralized review of the Company’s derivative and financial, operating and other contracts to determine where the Company’s derivative/risk activities were taking place. The Company’s risk management and related accounting procedures were also assessed. The Company completed the Initial Assessment Phase in August 2000.

The Derivative Identification/Hedge Effectiveness Phase consists of reviewing those contracts identified in the Initial Assessment Phase with the objective of determining whether or not the contracts are derivatives and reviewing the Company’s existing hedge relationships and determining appropriate hedge effectiveness models. Once the contracts previously identified in the first phase were determined to be derivatives, the contracts were evaluated to establish whether the Company wished to pursue certain scope exceptions (e.g. normal purchase and sale exclusion). The Company is currently evaluating the remaining contracts that meet the definition of derivatives for existing hedge relationships and hedge effectiveness, as well as any prospective hedge relationships the Company may wish to pursue. The contract review/derivative identification task was completed in October 2000. The Company expects to complete the evaluation of its existing hedge relationships and determine its hedge effectiveness models by the end of November 2000.

The Transition/Implementation Phase consists of developing computerized reports and updating associated accounting procedures to ensure proper measurement of hedge effectiveness, derivative and hedged item valuations, recording and reporting of derivative instruments and hedged items. Transition amount calculations will then be prepared. The Company is currently working on documenting its hedging strategies/policies and associated accounting procedures and plans to complete the Transition/Implementation Phase by December 31, 2000. The Company will adopt the statement in the first quarter of 2001 and is currently in the process of evaluating the impact the statement will have on its financial statements.

OPERATING HIGHLIGHTS                                                                       UNOCAL CORPORATION
(UNAUDITED)
                                                                 For the Three Months    For the Nine Months
                                                                 Ended September 30,     Ended September 30,
                                                                 ---------------------   ---------------------
                                                                    2000         1999       2000         1999
--------------------------------------------------------------------------------------------------------------

North America Net Daily Production
  Crude oil (thousand barrels)
     Lower 48 (a)                                                     46           40         45           40
     Alaska                                                           25           27         26           27
     Canada (a)                                                       15           15         15           12
--------------------------------------------------------------------------------------------------------------
          Total North America crude oil                               86           82         86           79

  Natural gas - wet basis (million cubic feet)
     Lower 48 (a)                                                    793          729        763          756
     Alaska                                                          131          106        141          124
     Canada (a)                                                       98          110         98           58
--------------------------------------------------------------------------------------------------------------
          Total North America natural gas                          1,022          945      1,002          938

North America Average Prices (b)
  Crude oil (per barrel)
     Lower 48                                                    $ 29.93      $ 18.32    $ 28.12      $ 14.87
     Alaska                                                      $ 25.72      $ 14.50    $ 24.03      $ 11.43
     Canada                                                      $ 27.34      $ 13.69    $ 22.81      $ 12.18
          Average North America crude oil prices                 $ 28.25      $ 16.20    $ 25.90      $ 13.25

  Natural gas (per mcf)
     Lower 48                                                     $ 4.26       $ 2.26     $ 3.42       $ 2.09
     Alaska                                                       $ 1.20       $ 1.20     $ 1.20       $ 1.20
     Canada                                                       $ 2.66       $ 2.05     $ 1.98       $ 1.99
          Average North America natural gas prices                $ 3.69       $ 2.11     $ 2.94       $ 1.96

--------------------------------------------------------------------------------------------------------------

International Net Daily Production (c)
  Crude oil (thousand barrels)
     Far East                                                         69           73         70           72
     Other                                                            18           25         19           23
--------------------------------------------------------------------------------------------------------------
          Total International crude oil                               87           98         89           95

  Natural gas - wet basis (million cubic feet)
     Far East                                                        950          884        935          859
     Other                                                            53           39         58           35
--------------------------------------------------------------------------------------------------------------
          Total International natural gas                          1,003          923        993          894

International Average Prices (b)
  Crude oil (per barrel)
     Far East                                                    $ 28.47      $ 16.43    $ 25.49      $ 13.75
     Other                                                       $ 29.24      $ 18.69    $ 27.24      $ 14.94
          Average International crude oil prices                 $ 28.70      $ 17.21    $ 26.01      $ 14.10

  Natural gas (per mcf)
     Far East                                                     $ 2.44       $ 2.02     $ 2.37       $ 1.97
     Other                                                        $ 2.86       $ 2.23     $ 2.79       $ 1.97
          Average International natural gas prices                $ 2.47       $ 2.03     $ 2.40       $ 1.97

--------------------------------------------------------------------------------------------------------------

Worldwide Net Daily Production (a) (c)
  Crude oil (thousand barrels)                                       173          180        175          174
  Natural gas - wet basis (million cubic feet)                     2,025        1,868      1,995        1,832
  Barrels oil equivalent (thousands)                                 511          491        508          479

Worldwide Average Prices (b)
  Crude oil (per barrel)                                         $ 28.44      $ 16.65    $ 25.95      $ 13.65
  Natural gas (per mcf)                                           $ 3.11       $ 2.07     $ 2.69       $ 1.97
--------------------------------------------------------------------------------------------------------------
(a) Includes 100 percent of production of consolidated subsidiaries and proportionate shares of production of equity affiliates.
(b) average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges and other Global Trade margins.
(c)  Includes production of certain host countries'share:Crude oil    25           30         28           23
                                                       Natural gas   114           95        114           86

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with Management’s Discussion and Analysis in Item 7 of the Company’s 1999 Annual Report on Form 10-K and in Item 2 of Part I of the Company’s First Quarter and Second Quarter 2000 Quarterly Report on Form 10-Q. See also note 17 to the consolidated financial statements in Item 1 of this report for revisions in the Company’s reportable segments.

                                                         CONSOLIDATED RESULTS

                                                                    For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                     $ 176         $ 32         $ 550          $ 42
Earnings from discontinued operations                                      14           (8)           37            (2)
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                                            $ 190         $ 24         $ 587          $ 40
=======================================================================================================================

Earnings from continuing operations totaled $176 million in the third quarter of 2000, which was an increase of $144 million from the same period a year ago. The increase was primarily due to higher worldwide average crude oil and natural gas prices. The Company’s worldwide average crude oil price was $28.44 per barrel in the third quarter of 2000, which was an increase of $11.79 per barrel, or 71 percent, from the same period a year ago. The Company’s worldwide average natural gas price was $3.11 per thousand cubic feet (mcf) in the third quarter of 2000, which was an increase of $1.04 per mcf, or 50 percent, from the same period a year ago. The third quarter of 2000 also included $26 million in net benefits related to foreign and U.S. deferred tax adjustments. These positive factors in the third quarter of 2000 were partially offset by $29 million after-tax in higher litigation and environmental costs and $27 million in higher depreciation, depletion and amortization expense compared with the same period a year ago. The third quarter of 2000 also included $32 million after-tax in higher losses related to commodity derivative positions not accounted for as hedges.

Earnings from continuing operations totaled $550 million for the nine months ended September 30, 2000, which was an increase of $508 million from the same period a year ago. Higher worldwide average crude oil and natural gas prices were major factors for the increase. The Company’s worldwide average crude oil price was $25.95 per barrel for the nine months period of 2000, which was an increase of $12.30 per barrel, or 90 percent, from the same period a year ago. The Company’s worldwide average natural gas price was $2.69 per mcf for the nine months period of 2000, which was an increase of 72 cents per mcf, or 37 percent, from the same period a year ago. The nine months period of 2000 included a $55 million after-tax benefit (net of related costs) from payments received for infringement of one of the Company’s five reformulated gasoline patents during a five-month period in 1996, $42 million after-tax gain from the Pure Resources, Inc. (Pure) transaction (see note 14 to the consolidated financial statements in Item 1), $26 million in net benefits related to foreign and U.S. deferred tax adjustments and $21 million after-tax related to an insurance recovery. These positive factors in the nine months period of 2000, were partially offset by $60 million after-tax in higher litigation and environmental costs, $58 million in higher depreciation, depletion and amortization expense and a $49 million after-tax loss related to non-hedging commodity derivative positions. The nine months period of 1999 included an after-tax loss of $10 million from the sale of the Company’s interest in a geothermal steam production operation at The Geysers in Northern California.

The sale of the Company’s Agricultural Products business, which has been reported as a discontinued operation, was completed in September of 2000. The results of discontinued operations are discussed in the “Discontinued Operations” section on page 25.

Special items represent certain significant transactions, presented in net earnings, that management determines to be unrelated to or not representative of the Company’s ongoing operations. The following table is a reconciliation of consolidated adjusted (excluding special items) after-tax earnings to net earnings for the third quarter and nine months periods, ended September 30:

                                                                    For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings from continuing operations (a)              $ 228         $ 44         $ 537          $ 77
Adjusted after-tax earnings from discontinued operations                    -           (2)            -             4
-----------------------------------------------------------------------------------------------------------------------
     Adjusted after-tax earnings                                        $ 228         $ 42         $ 537          $ 81
Special items:
   Continuing operations
     Asset sales                                                            -            -            42           (10)
     Deferred tax adjustment                                               46            -            46             -
     Environmental and litigation provisions/settlements                  (38)         (12)          (71)          (14)
     Executive stock purchase program                                       -            -            (9)            -
     Insurance benefits related to environmental issues                     -            -            21             -
     Trading derivatives- non-hedging                                     (40)           -           (40)
     Provision for prior years income tax issues (Other)                  (20)           -           (20)            -
     Reformulated gasoline patent case                                      -            -            55             -
     Restructuring costs                                                    -            -           (11)          (11)
   Discontinued operations
     Gain on disposal - Agricultural products                              14            -            37             -
     Kenai plant accident - Agricultural products                           -           (6)            -            (6)
-----------------------------------------------------------------------------------------------------------------------
     Total special items                                                  (38)         (18)           50           (41)
-----------------------------------------------------------------------------------------------------------------------
Net earnings (a)                                                        $ 190         $ 24         $ 587          $ 40
=======================================================================================================================
(a)  Includes minority interests of:                                    $ (13)        $ (4)         $ (3)         $ (8)

EXPLORATION AND PRODUCTION

The Company engages in oil and gas exploration, development and production worldwide.

North America - Included in this category are the U.S. Lower 48, Alaska, and Canada oil and gas operations. In 2000, this category was changed from U. S. to North America, which now includes Canada. The emphasis of the U.S. Lower 48 operations is on the onshore, continental shelf and deepwater areas of the Gulf of Mexico region and on the Permian Basin in West Texas. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations is sold to the Company’s Global Trade segment. The remainder of North American production, including the production of the Company’s Northrock Resources Ltd. (Northrock) subsidiary, is sold to third parties or, in the case of Alaska natural gas production, used in the Company’s former agricultural products operations, which was sold to Agrium, Inc. in September 2000. Pursuant to agreements with Agrium, the Company continues to provide natural gas to Agrium’s Kenai, Alaska, fertilizer plant. In addition, Northrock and Pure Resources, Inc. (Pure), take pricing positions in hydrocarbon derivative instruments in support of their oil and gas operations.

                                                                     For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)
     Lower 48 (a)                                                       $ 104         $ 17         $ 259          $ 24
     Alaska                                                                22            8            69            16
     Canada (b)                                                            10            -             3             9
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) (a) (b)                136           25           331            49
Special items:
     Asset sales (Lower 48)                                                 -            -            42             -
     Litigation provisions/settlements (Lower 48)                           -            -             -             7
     Litigation provisions (Alaska)                                         -           (2)            -            (4)
     Deferred tax adjustment (Canada)                                      46            -            46             -
     Trading derivatives- non-hedging (Canada)                            (40)           -           (40)            -
-----------------------------------------------------------------------------------------------------------------------
     Total special items                                                    6           (2)           48             3
-----------------------------------------------------------------------------------------------------------------------
After-tax earnings (a) (b)                                              $ 142         $ 23         $ 379          $ 52
=======================================================================================================================
(a)  Includes minority interests of:                                    $ (14)        $ (4)        $ (25)         $ (7)
(b)  Includes minority interests of:                                     $ (1)        $ (1)         $ 19          $ (2)

After-tax earnings totaled $142 million in the third quarter of 2000, which was an increase of $119 million from the same period a year ago. This increase was primarily due to higher North America average crude oil and natural gas prices. North America crude oil prices averaged $28.25 per barrel in the third quarter of 2000, which was an increase of $12.05 per barrel, or 74 percent, from the same period a year ago. The average North America natural gas price was $3.69 per mcf in the third quarter of 2000, which was an increase of $1.58 per mcf, or 75 percent, from the same period a year ago. The third quarter of 2000 benefited from a $46 million deferred tax adjustment in Canada related to prior year tax matters. These positive results were partially offset by losses of $40 million after-tax related to Northrock’s commodity derivative positions not accounted for as hedges (See note 9 to the consolidated financial statements in Item 1). The third quarter of 2000 was also adversely impacted by higher dry hole costs from the Gulf of Mexico deepwater drilling program, higher exploration costs in the U.S. Lower 48, higher depreciation, depletion and amortization expense, and minority interest following the Pure transaction, which was completed in May 2000 (see note 14 to the consolidated financial statement in Item 1).

After-tax earnings totaled $379 million for the nine months period of 2000, which was an increase of $327 million from the same period a year ago. This increase was primarily due to higher North America average crude oil prices and higher U.S. Lower 48 average natural gas prices. The average North America crude oil price was $25.90 per barrel for the nine months of 2000, which was an increase of $12.65 per barrel, or 95 percent, from the same period a year ago. The average natural gas price in the U.S. Lower 48 was $3.42 per mcf for the nine months period of 2000, which was an increase of $1.33 per mcf, or 64 percent, from the same period a year ago. The nine months period of 2000 results also benefited from the $46 million deferred tax adjustment in Canada, the $42 million after-tax gain related to the Pure transaction and lower dry hole costs in the U.S. Lower 48. These positive results were partially offset by after-tax losses totaling $59 million related to Northrock’s non-hedging commodity derivative positions for the nine months period of 2000. In addition, the nine months period of 2000 had higher depreciation, depletion and amortization expense for the Lower 48 and Canada, which did not include Northrock until its acquisition in mid-May of 1999.

International - This category reflects the Company’s oil and gas exploration and production activities outside of North America. The Company operates or participates in production operations in Thailand, Indonesia, The Netherlands, Azerbaijan, Myanmar, Bangladesh and the Democratic Republic of Congo. International operations also include the Company’s exploration activities and the development of energy projects primarily in Asia, Latin America and West Africa.

                                                                    For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) (before special items)
     Far East                                                           $ 120         $ 78         $ 290         $ 165
     Other                                                                 15           (7)           32           (30)
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                        135           71           322           135
Special items:
     Litigation proceeds (Far East)                                         -            -             -             2
-----------------------------------------------------------------------------------------------------------------------
     Total special items                                                    -            -             -             2
-----------------------------------------------------------------------------------------------------------------------
After-tax earnings                                                      $ 135         $ 71         $ 322         $ 137
=======================================================================================================================

After-tax earnings totaled $135 million in the third quarter of 2000, which was an increase of $64 million from the same period a year ago. The increase was primarily due to higher International average crude oil and natural gas prices. The International average crude oil price was $28.70 per barrel in the third quarter of 2000, which was an increase of $11.49 per barrel, or 67 percent, from the same period a year ago. International’s average natural gas price was $2.47 per mcf in the third quarter of 2000, which was an increase of 44 cents per mcf, or 22 percent, from the same period a year ago. The third quarter of 2000 also benefited from higher Far East natural gas volumes, primarily in Myanmar where production from the Yadana field continues to ramp up. These positive results were partially offset by higher depreciation, depletion and amortization expense in Thailand and Indonesia.

After-tax earnings totaled $322 million for the nine months period of 2000, which was an increase of $185 million from the same period a year ago. The increase was primarily due to higher average International crude oil and natural gas prices. International’s average crude oil price was $26.01 per barrel for the nine months period of 2000, which was an increase of $11.91 per barrel, or 84 percent, from the same period a year ago. International’s average natural gas price was $2.40 per mcf for the nine months period of 2000, which was an increase of $0.43 per mcf, or 22 percent, from the same period a year ago. The nine months period of 2000 also benefited from higher Far East natural gas volumes, primarily from the Yadana field in Myanmar. These positive results were partially offset by higher depreciation, depletion and amortization expense, primarily in Thailand and Indonesia.

GLOBAL TRADE

The Global Trade segment conducts most of the Company’s worldwide crude oil, condensate and natural gas trading and marketing activities, excluding Pure and Northrock, and is responsible for commodity-specific risk management activities on behalf of most of the Company’s exploration and production segment. Global Trade also purchases crude oil, condensate and natural gas from certain royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, Global Trade takes pricing positions in hydrocarbon derivative instruments. The Pipelines business unit has been segregated from the Global Trade segment.

                                                                    For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss)(before special items)                 $ (1)        $ (5)          $ 3          $ (3)
Special items:                                                              -            -             -             -
-----------------------------------------------------------------------------------------------------------------------
     Total special items                                                    -            -             -             -
-----------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)                                                $ (1)        $ (5)          $ 3          $ (3)
=======================================================================================================================

After-tax results totaled $(1) million and $3 million for the third quarter and nine months periods of 2000, respectively, which were increases of $4 million and $6 million from the same periods a year ago, respectively. The increase in the third quarter of 2000 was primarily due to lower losses from non-hedging commodity derivate positions compared to the same period a year ago. The nine months period of 2000 benefited from improved non-hedging natural gas derivate positions, which was partially offset by lower results for crude oil non-hedging derivative positions.

PIPELINES

The Pipelines business segment principally includes the Company’s equity interests in affiliated petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S.

                                                                    For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                       $ 16         $ 13          $ 46          $ 46
Special items:                                                              -            -             -             -
-----------------------------------------------------------------------------------------------------------------------
     Total special items                                                    -            -             -             -
-----------------------------------------------------------------------------------------------------------------------
After-tax earnings                                                       $ 16         $ 13          $ 46          $ 46
=======================================================================================================================

After-tax earnings totaled $16 million for the third quarter of 2000, which was an increase of $3 million from the same period a year ago. The increase in the third quarter of 2000 was primarily due to higher throughput volumes. After-tax earnings in the nine months period of 2000 totaled $46 million, which remained unchanged from the same period a year ago.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment produces geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment’s current activities also include the operation of power plants in Indonesia and an equity interest in a gas-fired power plant in Thailand, which began commercial operations in the third quarter of 2000. In 2000, the Company’s non-exploration and production business development activities, primarily power-related, are now also included in the Geothermal and Power Operations segment.

                                                                    For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                        $ 4          $ 2          $ 18          $ 22
Special items:
     Asset sales (a)                                                        -            -             -           (10)
-----------------------------------------------------------------------------------------------------------------------
     Total special items                                                    -            -             -           (10)
-----------------------------------------------------------------------------------------------------------------------
After-tax earnings                                                        $ 4          $ 2          $ 18          $ 12
=======================================================================================================================
(a)  Represents loss on the sale of a geothermal production operation at The Geysers in Northern California.

After-tax earnings totaled $4 million in the third quarter of 2000, which was an increase of $2 million from the same period a year ago. This increase is primarily due to lower expenses for non-exploration and production business development activities compared to the third quarter of 1999.

After-tax earnings totaled $18 million for the nine months period of 2000, which was an increase of $6 million from the same period a year ago. The nine months period of 1999 included an after-tax loss of $10 million from the sale of the Company’s interest in a geothermal steam production operation at The Geysers in Northern California, which was partially offset by the recognition of a fee earned related to the construction of the Salak power plant units 4 through 6 in Indonesia. During the nine months period of 2000, higher steam sales in the Philippines and higher electricity generation and steam sales in Indonesia were partially offset by higher foreign exchange losses in both countries as compared to the same period a year ago.

CARBON AND MINERALS

The Carbon and Minerals business segment produces and markets petroleum coke, graphites and specialty minerals, including lanthanides, molybdenum and niobium.

                                                                    For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) (a)                   $ 10          $ 6          $ 24          $ 22
Special items:
     Environmental, litigation and other provisions                       (26)           -           (27)           (3)
-----------------------------------------------------------------------------------------------------------------------
     Total special items                                                  (26)           -           (27)           (3)
-----------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)(a)                                            $ (16)         $ 6          $ (3)         $ 19
=======================================================================================================================
(a)  Includes minority interests of:                                      $ 1         $ (1)          $ -          $ (2)

After-tax earnings results were a loss of $16 million in the third quarter of 2000, which was a decrease of $22 million from the same period a year ago. The third quarter of 2000 included $26 million after-tax in environmental provisions for the estimated costs of cleanup at a closed processing facility. This negative factor was partially offset by improvements from the lanthanide operations.

After-tax results were a loss of $3 million for the nine months period of 2000, which was a decrease of $22 million from the same period a year ago. The higher environmental provisions taken in the third quarter of 2000 were the primary factor for the decrease. This negative factor was partially offset by improvements from the lanthanide operations.

CORPORATE AND UNALLOCATED

Corporate and Unallocated expense includes general corporate overhead , miscellaneous operations (including real estate activities) and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                                    For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items)
     Administrative and general expense                                 $ (19)       $ (23)        $ (62)        $ (65)
     Net interest expense (a)                                             (36)         (36)         (109)         (101)
     Environmental and litigation expense                                  (5)          (2)          (11)           (8)
     Other                                                                (12)          (7)          (25)          (20)
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items) (a)             (72)         (68)         (207)         (194)
Special items:
     Environmental and litigation provisions                              (12)         (10)          (44)          (16)
     Other
          Executive stock purchase program                                  -            -            (9)            -
          Insurance benefits related to environmental issues                -            -            21             -
          Provision for prior year income tax issues                      (20)           -           (20)            -
          Reformulated gasoline patent case                                 -            -            55             -
          Restructuring costs                                               -            -           (11)          (11)
-----------------------------------------------------------------------------------------------------------------------
     Total special items                                                  (32)         (10)           (8)          (27)
-----------------------------------------------------------------------------------------------------------------------
After-tax earnings effect (a)                                          $ (104)       $ (78)       $ (215)       $ (221)
=======================================================================================================================
(a)  Includes minority interests of:                                      $ 1          $ 2           $ 3           $ 3

The after-tax earnings effect was a loss of $104 million in the third quarter of 2000, which was an increase of $26 million from the same period a year ago. The primary factors for this increase were a $20 million provision for U.S. deferred taxes related to prior year income tax matters and $5 million in higher environmental and litigation provisions

The after-tax earnings effect was a loss of $215 million for the nine months period of 2000, which was an improvement of $6 million from the same period a year ago. The Company recorded a $55 million after-tax benefit (net of related costs) related to the payments received in its reformulated gasoline patent case and a $21 million after-tax insurance recovery related to environmental issues. These positive factors were offset by $31 million in higher environmental and litigation provisions, the aforementioned $20 million provision for U.S. deferred income taxes, $9 million in compensation expense related to an executive stock purchase program and $8 million in higher net interest expense, primarily due to the consolidation of Northrock and Pure debt and lower capitalized interest.

DISCONTINUED OPERATIONS

                                                                    For the Three Months        For the Nine Months
                                                                      Ended September 30,         Ended September 30,
                                                                   ------------------------    ------------------------
Millions of dollars                                                      2000         1999          2000          1999
-----------------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) (before special items)                 $ -         $ (2)          $ -           $ 4
Special items:
     Gain on disposal - Agricultural products                              14            -            37             -
     Kenai plant accident - Agricultural products                           -           (6)            -            (6)
-----------------------------------------------------------------------------------------------------------------------
     Total special items                                                   14           (6)           37            (6)
-----------------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)                                                $ 14         $ (8)         $ 37          $ (2)
=======================================================================================================================

The Agricultural Products business reported earnings of $14 million in the third quarter of 2000, which was an increase of $22 million from the same period a year ago. The third quarter of 2000 included a $14 million after-tax gain from the sale of the business unit which was completed in September 2000. The third quarter of 1999 included $6 million in after-tax charges relating to a Kenai Plant accident.

Agricultural Products reported earnings of $37 million for the nine months period of 2000, which was an increase of $39 million from the same period a year ago. The nine months period of 2000 included the $14 million after-tax gain from the sale of the business. The rest of the increase was primarily due to higher agricultural commodity prices. The nine months period of 1999 included the $6 million after-tax charge relating to the Kenai Plant accident.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

                                                                       At                 At                  At
                                                                 September 30,        December 31       September 30,
                                                                --------------------------------------------------------
Millions of dollars                                                         2000               1999                1999
------------------------------------------------------------------------------------------------------------------------
 Current ratio                                                             1.1:1              1.0:1               1.0:1
 Total debt and capital leases                                           $ 2,738            $ 2,854             $ 2,834
 Trust convertible preferred securities                                      522                522                 522
 Stockholders' equity                                                      2,593              2,184               2,132
                                                                --------------------------------------------------------
 Total capitalization                                                    $ 5,853            $ 5,560             $ 5,488
                                                                ========================================================

 Total debt/total capitalization                                             47%                51%                 52%
 Floating-rate debt/total debt                                                7%                10%                 10%
------------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2000, net cash flow provided by operating activities was $1,257 million compared with $517 million in the same period a year ago. This increase primarily reflected the effects of higher worldwide crude oil and natural gas prices. The nine months ended September 30, 2000, also included the payments (net of related costs) received in the Company’s reformulated gasoline patent case and an insurance recovery related to environmental issues. Working capital and other changes for the nine months of 2000 included benefits from the sale of certain domestic trade receivables and the collection of the 1999 “take-or-pay” obligation of the Petroleum Authority of Thailand due under the sales contracts for gas produced in Myanmar. These positive factors were partially offset by the effect of increases in accounts receivable from geothermal-related sales in Indonesia. In addition, working capital and other changes were negatively impacted by higher estimated federal income tax payments made during the nine months period of 2000, while the nine months period of 1999 included a $43 million income tax refund in Canada.

Pre-tax proceeds from asset sales, including discontinued operations, were $364 million for the nine months period of 2000. Pre-tax proceeds included $242 million (net of closing costs) received from the sale of the Agricultural Products business and $25 million received from Tosco Corporation associated with a participation agreement involving certain gasoline margins realized by the Company’s former West Coast refining, marketing and transportation assets, which were sold to Tosco in 1997. The proceeds also consisted of $97 million from the sale of certain oil and gas properties and other miscellaneous properties.

Capital spending for the nine months ended September 30, 2000, was $872 million compared with $761 million in the same period a year ago. The capital spending for 2000 was higher as it reflected nine months of expenditures by Northrock, while the nine months period of 1999 included capital expenditures only subsequent to the mid-May 1999 acquisition date. The aforementioned capital spending amounts exclude $161 million and $184 million from the nine months of 2000 and 1999, respectively, related to the acquisition of Northrock common shares.

For the full year 2000, total capital expenditures, excluding the Northrock acquisition, are currently expected to be approximately $1.4 billion. Of this total, about 62 percent is expected to be spent in support of North American exploration and development (E&P) programs, including the Company’s Gulf of Mexico deepwater drilling program, with the bulk of the remainder for International E&P expenditures.

The Company’s long-term debt, excluding the current portion, was $2.666 billion at September 30, 2000, compared with $2.853 billion at year-end 1999. This decrease primarily reflects the retirement of commercial paper borrowings and the repayment of all outstanding borrowing under the $1 billion Bank Credit Agreement. The current portion of long-term debt totaled $71 million at September 30, 2000, and it reflects the Company’s intent to repay notes scheduled to mature within the next 12 months. The overall decrease in long-term debt from year-end 1999 was partially offset by the consolidation of Pure’s debt and higher Northrock borrowings during 2000.

ENVIRONMENTAL MATTERS

At September 30, 2000, the Company’s reserves for environmental remediation obligations totaled $222 million, of which $143 million was included in current liabilities. During the nine months period of 2000, cash payments of $57 million were applied against the reserve and $77 million in provisions were added to the reserve balance. The increase in the reserve provisions during the nine months period of 2000 was primarily for the estimated costs of cleanup at the Company’s inactive or closed Company facilities. These facilities include sites of the Company’s Molycorp subsidiary in addition to sites on the central California coast. The Company also estimates that it possibly could incur additional remediation costs aggregating approximately $220 million, as discussed in note 11 to the consolidated financial statements. The Company’s total environmental reserve amount is grouped into the following four categories:

Reserve Summary

                                                                               At
                                                                           September 30,
Millions of dollars                                                             2000
---------------------------------------------------------------------------------------
   Superfund and similar sites                                                     $ 8
   Company facilities sold with retained liabilities
     and former Company-operated sites                                              38
   Active Company facilities                                                        46
   Inactive or closed Company facilities                                           130
---------------------------------------------------------------------------------------
      Total reserves                                                             $ 222
=======================================================================================

RESTRUCTURING

In the first quarter of 2000, the Company adopted a restructuring plan that resulted in the accrual of a $11 million after-tax restructuring charge, which was reflected in the Company’s first quarter of 2000 results. This amount included the estimated costs of terminating approximately 195 employees. The plan involved the simplifying of the organizational structure to align it with our portfolio requirements and business needs. The charge was recorded in aggregate in Corporate and Unallocated. Approximately $7 million of the after-tax restructuring charge was related to the Exploration and Production segment.

Approximately 125 of the affected employees were from various exploration and production business units and 70 were from other organizations, including corporate staff. At September 30, 2000, 164 employees (85 percent) had been terminated or had received termination notices as a result of the plan. Cash expenditures before taxes related to the plan are estimated to be $16 million and $3 million in years 2000 and 2001, respectively, including $11 million expended in the first nine months of 2000. The Company expects the plan to reduce annualized salaries and benefits by an estimated $22 million pre-tax.

The restructuring plans adopted in the fourth quarter of 1998 and the second quarter of 1999 are completed at this time. For more information on the restructuring charges, see note 13 to the consolidated financial statements.

FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133). FAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet. Changes in the fair value of derivatives are required to be recorded each period in earnings or other comprehensive income, depending upon the type of hedging transaction and the hedge effectiveness.

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133” (FAS 137). FAS 137 postponed the effective date of FAS No. 133 from all fiscal quarters with fiscal years beginning after June 15, 1999 to all fiscal quarters with fiscal years beginning after June 15, 2000.

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – An amendment of FASB Statement No. 133” (FAS 138). FAS 138 addresses a limited number of issues which caused implementation difficulties for entities that applied FAS 133. This statement also amended FAS 133 for decisions made by the FASB relating to its Derivatives Implementation Group’s (DIG) process. The DIG group is responsible for fielding various FAS 133 implementation issues, reaching tentative conclusions, and then clearing those conclusions with the FASB. Once the DIG issues have been cleared by the FASB, they become the official position of the FASB.

The Company formed an implementation team drawn from both internal and external resources and has developed an implementation plan for complying with the provisions of FAS 133. The implementation plan consists of three distinct phases: Initial Assessment, Derivative Identification/Hedge Effectiveness, and Transition/Implementation. The Initial Assessment phase included a decentralized review of the Company’s derivative and financial, operating and other contracts to determine where the Company’s derivative/risk activities were taking place. The Company’s risk management and related accounting procedures were also assessed. The Company completed the Initial Assessment Phase in August 2000.

The Derivative Identification/Hedge Effectiveness Phase consists of reviewing those contracts identified in the Initial Assessment Phase with the objective of determining whether or not the contracts are derivatives and reviewing the Company’s existing hedge relationships and determining appropriate hedge effectiveness models. Once the contracts previously identified in the first phase were determined to be derivatives, the contracts were evaluated to establish whether the Company wished to pursue certain scope exceptions (e.g. normal purchase and sale exclusion). The Company is currently evaluating the remaining contracts that meet the definition of derivatives for existing hedge relationships and hedge effectiveness, as well as any prospective hedge relationships the Company may wish to pursue. The contract review/derivative identification task was completed in October 2000. The Company expects to complete the evaluation of its existing hedge relationships and determine its hedge effectiveness models by the end of November 2000.

The Transition/Implementation Phase consists of developing computerized reports and updating associated accounting procedures to ensure proper measurement of hedge effectiveness, derivative and hedged item valuations, recording and reporting of derivative instruments and hedged items. Transition amount calculations will then be prepared. The Company is currently working on documenting its hedging strategies/policies and associated accounting procedures and plans to complete the Transition/Implementation Phase by December 31, 2000. The Company will adopt the statement in the first quarter of 2001 and is currently in the process of evaluating the impact the statement will have on its financial statements.

OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases / decreases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases / decreases in reserves, production, sales including related costs and prices, and other statistical items; plans and objectives of management regarding the Company’s future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the foward-looking statements. See pages 45 through 47 of Management’s Discussion and Analysis in Item 7 of the Company’s 1999 Annual Report on Form 10-K for a discussion of certain of such conditions and events.

Volatile energy prices continue to impact financial results in the year 2000. The Company expects energy prices to remain volatile due to changes in climate conditions, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC and other factors.

In October, the Company began production from the Muni field, located in Ship Shoal Block 295, in the Gulf of Mexico shelf area. This field was discovered in early 2000 and the Company has a 100 percent working interest in the block. The Company anticipates production to reach 120 million cubic feet per day, by year end.

The Company is currently participating in delineation activity on the Timon prospect in Green Canyon Block 563 in the deepwater Gulf of Mexico. This well is a follow-up well to the K-2 discovery well in Green Canyon Block 562. The Company’s share of the cost of both wells is currently estimated to be $27 million.

The Company is currently drilling a deepwater wildcat well on the Dana Point prospect in Walker Ridge Block 678 in the Gulf of Mexico, with the Discoverer Spirit drillship. The Company plans to begin drilling another deepwater wildcat well in the Gulf of Mexico on the Dendara prospect in Green Canyon Blocks 785 and 786 before the end of the year.

The Company plans to repay Northrock’s borrowings made under its senior bank and subordinated bank facilities and will likely replace these facilities with other financing structures by year-end.

In Indonesia, the Company reached an agreement to acquire ExxonMobil’s interests in two of the Company’s Production Sharing Contracts (PSC) located offshore East Kalimantan. Subsidiaries of ExxonMobil currently hold 45 percent of the Makassar Strait PSC and 30 percent of the Rapak PSC. The Makassar Strait PSC area is the location of the West Seno oil and gas field and a portion of the Merah Besar discovery, which have been approved for development by Pertamina, the state-owned oil and gas company. The Rapak PSC area is the location of the Bangka and Aton gas discoveries.

As of September 30, 2000, the Company had a gross receivable balance of approximately $257 million related to its geothermal operations in Indonesia. Approximately $104 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $103 million represented past due amounts and accrued interest resulting from partial payments for March 1998 through September 2000. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $153 million primarily relates to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables have been recorded. The Company continues to pursue collection of the outstanding receivables.

In April 2000, the Company engaged a financial advisor to assist in the possible sale of Poco Graphite, Inc., a Texas-based subsidiary which produces specialty graphite products, and certain other assets located in Illinois that manufacture petroleum coke products. The Company has entered into a sales agreement for Poco Graphite, Inc. and has received approximately $80 million when the sale closed on November 13, 2000. The Company continues to evaluate offers related to the petroleum coke assets in Illinois.

The Company’s Molycorp subsidiary is collaboratively completing the process of obtaining two discharge permits from the New Mexico Environment Department (NMED) for its Questa, New Mexico, mine facility. Molycorp and NMED staff have agreed to the terms of the permits, which address discharges from the facility’s waste rock piles and tailings ponds. Molycorp anticipates final approval of both permits in the very near future.

In late October 2000, the Company entered into an agreement for the sale of the Agrium securities which it received as part of the proceeds in the Agricultural Products business sale (see note 14 to the consolidated financial statements) to a Canadian Investment dealer. The Company expects to receive approximately $71 million from the sale of these securities in November.

In March 2000, the United States Court of Appeals for the Federal Circuit affirmed a judgement of the U.S. District Court for the Central District of California that upheld the validity of one of the Company’s reformulated motor gasolines patents. Following a 1997 trial in the District Court, a jury had found the patent was valid and that the six defendant companies had infringed the patent with respect to 1.19 billion gallons, or 29.1 percent of the total California reformulated gasoline manufactured by the defendants from March through July 1996. The jury also awarded the Company 5-3/4 cents per infringing gallon in damages for this period. In June 2000, the Company received $91 million for the five-month period, which included interest and attorney’s fees. The Company believes that its patents may offer significant potential revenue. With the Court of Appeals decision, the Company has asked the District Court for an accounting by the defendants of nationwide infringing gallons manufactured by them for the period since August 1, 1996, to the present, multiplied by 5-3/4-cents per infringing gallon. The defendants have filed a petition with the U.S. Supreme Court seeking its review of the decision of the Court of Appeals. In October 2000, the Supreme Court requested the U.S. Solicitor General to file a brief reflecting the views of the federal government on whether or not the Court should review the case.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the Company uses derivative financial instruments to manage and reduce risks associated with these factors. The Company also pursues outright pricing positions in certain hydrocarbon derivative instruments, such as futures contracts.

Interest Rate Risk - From time to time the Company temporarily invests its excess cash in interest-bearing securities issued by high-quality issuers. Company policies limit the amount of investment in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary market risk exposure for changes in interest rates relates to the Company’s long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. Interest rate risk sensitive derivative financial instruments, such as swaps or options may also be used depending upon market conditions.

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at September 30, 2000. Assuming a ten percent decrease in the Company’s weighted average borrowing costs at September 30, 2000, the potential increase in the fair value of the Company’s debt obligations and associated interest rate derivative instruments, including the Company’s net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $107 million at September 30, 2000.

Foreign Exchange Rate Risk - The Company conducts business in various parts of the world and in various foreign currencies. To limit the Company’s foreign currency exchange rate risk related to operating income, foreign sales agreements generally contain price provisions designed to insulate the Company’s sales revenues against adverse foreign currency exchange rates. In most countries, energy products are valued and sold in U.S. dollars and foreign currency operating cost exposures have not been significant. In other countries, the Company is paid for product deliveries in local currencies but at prices indexed to the U.S. dollar. These funds, less amounts retained for operating costs, are converted to U.S. dollars as soon as practicable. The Company’s Canadian subsidiaries are paid in Canadian dollars for their crude oil and natural gas sales.

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At September 30, 2000, the Company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge its Canadian dollar denominated debt and other local currency obligations in Canada, Thailand and The Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company’s combined foreign currency position related to its outstanding foreign currency swaps and forward contracts. Assuming an adverse change of ten percent in foreign exchange rates at September 30, 2000, the potential decrease in fair value of the Company’s foreign currency forward contracts, foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $5 million at September 30, 2000.

Commodity Price Risk - The Company is a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and refined products and is subject to the associated price risks. The Company uses hydrocarbon price-sensitive derivative instruments (hydrocarbon derivatives), such as futures contracts, swaps and options to mitigate its overall exposure to fluctuations in hydrocarbon commodity prices. The Company may also enter into hydrocarbon derivatives to hedge contractual delivery commitments and future crude oil and natural gas production against price exposure. The Company also actively trades hydrocarbon derivatives, primarily exchange regulated futures and options contracts, subject to internal policy limitations.

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company’s risk model is based upon historical data and uses a three-day time interval with a 95-percent confidence level. The model includes offsetting physical positions for hydrocarbon derivatives related to the Company’s fixed price and pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company’s net interests in its subsidiaries’ crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company’s risk model, the value at risk related to hydrocarbon derivatives held for purposes other than trading was approximately $4 million at September 30, 2000. The value at risk related to hydrocarbon derivatives held for trading purposes was approximately $16 million at September 30, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There is incorporated by reference: the information with respect to certain legal proceedings pending or threatened against the Company previously reported in Item 3 of Unocal’s Annual Report on Form 10-K for the year ended December 31, 1999 (1999 Form 10-K), and in Item 1 of Part II of Unocal’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 (First Quarter 2000 Form 10-Q), and June 30, 2000 (Second Quarter 2000 Form 10-Q); the information regarding environmental remediation reserves in note 10 to the consolidated financial statements in Item 1 of Part I of this report, the discussion of such reserves in the Environmental Matters section of Management’s Discussion and Analysis in Item 2 of Part I; and the information regarding certain legal proceedings and other contingent liabilities in note 11 to the consolidated financial statements. Information with respect to recent developments in certain of such legal proceedings is set forth below:

1.	In the lawsuit captioned Bridas Corporation v. Unocal Corporation, described in Paragraph 1 of Item 3 of the 1999 Form 10-K and in Paragraph 1 of Item 1 of Part II of each of the First Quarter 2000 Form 10-Q and the Second Quarter 2000 Form 10-Q, in August 2000, the Supreme Court of Texas denied Bridas’ petition for review of the decision of the Court of Appeals.

2.	In August 2000, the Company reached agreement in principle with the U.S. Department of Interior Minerals Management Service, the U.S. Department of Justice and private party relators to settle the matters alleging underpayments of crude oil and condensate royalties described in Paragraphs 2 and 3 of Item 3 of the 1999 Form 10-K, in Paragraphs 2 and 3 of Item 1 of Part II of the First Quarter 2000 Form 10-Q and in Paragraph 2 of item 1 of Part II of the Second Quarter 2000 Form 10-Q. The proposed settlement would encompass the lawsuit captioned Union Oil Company of California v. Bruce Babbit et al. and the Company’s involvement in the lawsuit captioned United States ex rel. Johnson v. Shell Oil Company, et al. By agreement of the parties, the terms of the settlement are to remain confidential pending completion of the settlement process. State governments and certain Native American Indian tribes must consent to the proposed settlement agreement, a process that could take several months.

In August 2000, the Company was served with the complaint by the private relator plaintiffs in the action captioned United States ex rel. Harrold E. (Gene) Wright v. Chevron et al., described in Paragraph 4 of Item 3 of the 1999 Form 10-K and in Paragraph 4 of item 1 of Part II of the First Quarter 2000 Form 10-Q. In October 2000, by order of the Judicial Panel on Multidistrict Litigation, this action was transferred from the U.S. District Court for the Eastern District of Texas to the U.S. District Court for the District of Wyoming for consolidated pretrial proceedings as part of In Re Natural Gas Qui Tam Litigation (MDL Docket No. 1293).

3.	In the lawsuits captioned John Doe I, et al. v. Unocal Corp., et al. and John Roe III, et al. v. Unocal Corporation, et al., involving the Company’s alleged liability for alleged acts by the government of Myanmar in that country, and described in Paragraph 5 of Item 3 of the 1999 Form 10-K and in Paragraph 3 of Item 1 of Part II of the Second Quarter 2000 Form 10-Q, in August 2000, the court granted the Company’s motions for summary judgment, ordered the federal law claims dismissed and, after declining to exercise jurisdiction over the pendant state law claims, ordered them dismissed without prejudice. In September 2000, the plaintiffs in both actions filed with the trial court notices of appeal of the final judgments to the U.S. Court of Appeals for the Ninth Circuit.

In September and October 2000, the plaintiffs in the Roe case and the Doe case, respectively, filed actions in the Superior Court of the State of California for the County of Los Angeles, Central District, naming as defendants the Company and, in the Doe complaint, John Imle, the Company’s former President and a former director, and Roger C. Beach, the Company‚s Chairman of the Board and Chief Executive Officer (John Roe III, et al. v. Unocal Corporation, et al., No. B C237679; John Doe I, et al. v. Unocal Corp., et al., No. B C237980). The complaints allege that, by virtue of the Company’s participation in the Yadana natural gas pipeline project in Myanmar, the defendants are liable under California law for alleged acts of mistreatment and forced labor by the government of Myanmar. The complaints contain numerous counts alleging various violations by the defendants of the constitution, statutes and common law of California. With respect to liability for alleged unfair business practices, the Doe action is also styled as a purported class action on behalf of two classes of plaintiffs: all affected residents and former residents of the Tenasserim region of Myanmar and all California residents and the general public within the State of California. The plaintiffs seek compensatory and punitive damages on behalf of the named plaintiffs and the purported classes, as well as injunctive relief, disgorgement of profits and other equitable relief.

Certain Environmental Matters Involving Civil Penalties

4.	In the lawsuit captioned State of Arizona v. Union Oil Company of California, involving contamination resulting from releases from underground fuel storage tanks at a service station formerly operated by the company in Tempe, Arizona, and described in Paragraph 9 of Item 3 of the 1999 Form 10-K, in October 2000, the parties entered into a settlement resolving the proceeding, including provision for the payment by the company of $450,000 in civil penalties.

5.	In the lawsuit captioned The People of the State of California v. Union Oil Company of California, et al., involving releases from underground fuel storage tanks at six former service stations in San Joaquin County, California, and described in Paragraph 11 of Item 3 of the 1999 Form 10-K and in Paragraph 5 of Item 1 of Part II of the Second Quarter 2000 Form 10-Q, in September 2000, the parties entered into a settlement resolving the proceeding, including provision for the payment by the company of $215,000 in civil penalties and costs and the suspension of an additional $200,000 of penalties, provided the company expends that amount in remediating one of the sites involved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The Exhibit Index on page 37 of this report lists the exhibits that are filed as part of this report.

(b) Reports on Form 8-K:

Filed during the third quarter of 2000

1.	Current Report on Form 8-K dated July 27, 2000, and filed August 2, 2000, for the purpose of reporting, under Item 5, the Company’s second quarter 2000 earnings and related information, as well as other matters relating to forecast earnings for the year 2000

Filed during the fourth quarter of 2000 to the date hereof:

1.	Current Report on Form 8-K dated September 30, 2000, and filed October 3, 2000, for the purpose of reporting, under Item 5, the completion of the Company’s sale of its Agricultural Products business to Agrium, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNOCAL CORPORATION
    (Registrant)

By:/s/ JOE D. CECIL
     Joe D. Cecil
     Vice President and Comptroller
     (Duly Authorized Officer
     Principal Accounting Officer)

Dated: November 13, 2000

EXHIBIT INDEX

3.        Bylaws of Unocal, effective May 22, 2000, and currently in effect (corrected version) .

12.1     Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the three months ended September 30, 2000 and 1999.

12.2     Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended September 30, 2000 and 1999.

27.      Financial data schedule for the period ended September 30, 2000 (included only in the copy of this report filed electronically with the Commission).

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.