Form 10-K405
period 2000-12-31
UNOCAL CORP
filed 2001-03-16
CIK 716039

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31,200O or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from___________ to _________


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___
                                             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2001 (based upon the average of the high and low prices of these shares reported in the New York Stock Exchange Composite Transactions listing for that date) was approximately $8.5 billion.

Shares of common stock outstanding as of February 28, 2001: 243,105,407

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or about April 9, 2001) are incorporated by reference into Part III.

                               TABLE OF CONTENTS

   ITEM (S)                                                    PART I                                                PAGE
   1. and 2.     Business and Properties.                                                                              1
      3.         Legal Proceedings.                                                                                   20
      4.         Submission of Matters to a Vote of Security Holders.                                                 23
                 Executive Officers of the Registrant.                                                                24

                                                              PART II

      5.         Market for Registrant's Common Equity and Related Stockholder Matters.                               25
      6.         Selected Financial Data.                                                                             25
      7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.               26
      7A.        Quantitative and Qualitative Disclosures about Market Risk.                                          50
      8.         Financial Statements and Supplementary Data.                                                         53
      9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.               119

                                                              PART III

      10.        Directors and Executive Officers of the Registrant.                                                 120
      11.        Executive Compensation.                                                                             120
      12.        Security Ownership of Certain Beneficial Owners and Management.                                     120
      13.        Certain Relationships and Related Transactions.                                                     120

                                                              PART IV

      14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                                   121

                                    PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

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

Unocal is one of the world's largest independent oil and gas exploration and production companies, with major activities in Asia and the United States Gulf of Mexico. Unocal is also a leading producer of geothermal energy and a provider of electrical power in Asia and a manufacturer and marketer of petroleum coke and specialty minerals. Other activities include energy project development, ownership in proprietary and common carrier pipelines, the marketing and trading of hydrocarbon commodities and real estate.

The following discussion of the Company's business and properties should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report on pages 26 through 49, including the Cautionary Statement on pages 47 through 49.

                                STRATEGIC FOCUS

Unocal's strategy is focused on growth through crude oil and natural gas exploration and pursuit of market-to-resource project developments with the goal of creating value for its stockholders.

The Company has actively managed its portfolio of assets by divesting its lower-return or non-strategic assets and re-investing in potentially high-return exploration and production assets, primarily in North America and Asia. The Company has also taken investment positions with advantaged regional competitors in the Permian and San Juan Basins and Rocky Mountain areas of the U.S.

The Company is focused on maintaining and growing its existing sustaining businesses in the Gulf of Mexico continental shelf, the Gulf of Thailand and the Indonesian East Kalimantan shelf, through its low-cost drilling and operating capabilities. Unocal is also looking to create value from its exploration portfolio in four deepwater potential growth areas- offshore East Kalimantan, Indonesia, the Gulf of Mexico, offshore Brazil and offshore Gabon. These areas have similar geological environments that should allow the Company to leverage its expertise in drilling and operating activities.

The Company is pursuing value-adding midstream opportunities, which include pipelines, terminals, gas storage facilities and power plants.

The Company is focused on developing markets for the abundant "stranded" natural gas in Bangladesh, Thailand, Vietnam and Indonesia. The Company, through its gas advocacy effort, is engaged in these countries in communicating the economic and environmental benefits of natural gas and in developing cross-border energy solutions to accelerate the overall market growth of natural gas usage.

The Company now stands ready to pursue and negotiate licensing agreements for its cleaner burning gasoline patents with refiners, blenders and importers after the U.S. Supreme Court declined to hear the petition for certiorari with respect to the decisions of lower courts upholding the validity of one of the patents.

                      STRATEGIC MERGERS AND ACQUISITIONS

The Company, in 2000, acquired additional interests in the Makassar Strait and Rapak Production Sharing Contract (PSC) areas located offshore East Kalimantan. The Company now holds 90 percent and 80 percent working interests in the Makassar Strait and Rapak PSCs, respectively. The Makassar Strait PSC area is the location of the West Seno oil and gas field and a portion of the Merah Besar discovery, which have been approved for development by Pertamina, the state-owned oil and gas company. The Rapak PSC area is adjacent to the Makassar Strait PSC area.

In 2000, the Company also acquired the remaining 52 percent of the common shares of Northrock Resources Ltd. (Northrock), which the Company did not already own. The acquisition is part of Unocal's continued commitment to increasing its North American natural gas position.

The Company completed the merger of its oil and gas exploration and production assets in the Permian and San Juan basins with Titan Exploration, Inc. (Titan) in 2000, when Pure Resources, Inc. (Pure) acquired all of the outstanding common shares of Titan. The new publicly traded company has approximately 50 million common shares outstanding. Unocal holds approximately 65 percent of the shares, and the remainder is publicly held.

                  DISPOSITION OF NON-STRATEGIC COMPANY ASSETS

In 2000, the Company sold its Poco Graphite subsidiary to an investor group for approximately $80 million. The Company recorded an after-tax gain of approximately $7 million on the sale.

The Company also sold its agricultural products business to Agrium Inc. (Agrium) for approximately $323 million in 2000. The sale included the Company's Prodica LLC and Alaska Nitrogen Products LLC (ANP) subsidiaries. Net proceeds received from the sale totaled approximately $242 million in cash. The Company also received $50 million principal amount of Agrium six percent junior convertible subordinated debentures and approximately 2.6 million shares of Agrium common stock, which were valued at approximately $27 million at the close of the sale. The Company recorded an after-tax gain of approximately $23 million on the sale. The Company subsequently sold the Agrium subordinated debentures and common stock for approximately $71 million. In addition, Unocal retained an interest in the form of participation payments if ammonia and urea prices rise above pre-determined levels over the next six years.

                      SEGMENT AND GEOGRAPHIC INFORMATION

Financial information relating to the Company's business segments, geographic areas of operations, and sales revenues by classes of products is presented in note 29 to the Consolidated Financial Statements and Selected Financial Data on pages 99 through 103 and 116 through 117, respectively, of this report.

Information regarding oil and gas financial data, oil and gas reserve data and the related present value of future net cash flows from oil and gas operations is presented on pages 106 through 115 of this report. During 2000, certain estimates of the Company's U.S. underground oil and gas reserves as of December 31, 1999, were filed with the U.S. Department of Energy and State agencies under the name of Union Oil. Such estimates were essentially identical to the corresponding estimates of such reserves at December 31, 1999, included in this report.

                          EXPLORATION AND PRODUCTION

Unocal's primary activities are oil and gas exploration, development and production. These activities are carried out by the Company's North America operations in the U.S. Lower 48, Alaska and Canada and by its International operations in over a dozen countries around the world.

In 2000, the Company's average production was approximately 175,000 barrels per day (b/d) of crude oil and condensate and 2,007 million cubic feet per day (mmcf/d) of natural gas, primarily from onshore and offshore in the U.S. Gulf of Mexico, in the Gulf of Thailand, and offshore East Kalimantan, Indonesia (net daily production is detailed on page 5). Exploration and production operations accounted for approximately 90 percent of Unocal's net properties, at December 31, 2000. Approximately 43 percent of the Company's exploration and production assets were in the U.S.

Net Proved Reserves

Estimated net quantities of the Company's proved oil and gas reserves at December 31, 2000, including its proportional shares of the reserves of equity investees, were as follows:

                                                                   2000          1999               1998
                                                                ----------------------------------------
     Crude oil and condensate - million barrels (a)
       North America
         Lower 48                                                   137           113                119
         Alaska                                                      72            62                 63
         Canada                                                      47            55                 19
       International
         Far East                                                   251           193                190
         Other                                                      119           123                139
       Equity investees                                               6             4                  2
                                                                ----------------------------------------
           Worldwide                                                632           550                532
     Natural gas - billion cubic feet (a) (b)
       North America
         Lower 48                                                 1,565         1,368              1,545
         Alaska                                                     228           296                374
         Canada                                                     280           356                 10
       International
         Far East                                                 4,020         4,171              3,955
         Other                                                      328           330                216
       Equity investees                                             119            97                 22
                                                                ----------------------------------------
           Worldwide                                              6,540         6,618              6,122


     (a)   Includes host countries' shares under certain
           production sharing contracts of:
              Crude oil and condensate - million barrels             75            46                 52
              Natural gas - billion cubic feet                      454           441                389
     (b)   Natural gas is reported on a wet-gas basis

At year-end 2000, oil and gas proved reserves included minority interest shares of approximately 27 million barrels of oil and 253 billion cubic feet of gas in the U.S. Lower 48. At year-end 1999, oil and gas proved reserves included minority interest shares of approximately 7 million barrels of oil and 100 billion cubic feet of gas in the U.S. Lower 48 and 18 million barrels of oil and 176 billion cubic feet of gas in Canada.

Net Daily Production

Net quantities of the Company's daily crude oil and condensate, natural gas and natural gas liquids production, including its proportional shares of production of equity investees, were as follows:

                                                              2000          1999              1998
                                                            -----------------------------------------
Crude oil and condensate - thousand barrels (a)
      North America
        Lower 48                                                45            40                44
        Alaska                                                  26            27                29
        Canada                                                  15            12                11
      International
        Far East                                                70            73                80
        Other                                                   19            23                20
                                                            -----------------------------------------
             Worldwide                                         175           175               184

   Natural gas - million cubic feet (a) (b)
      North America
        Lower 48                                               786           747               795
        Alaska                                                 128           133               133
        Canada                                                  99            70                24
      International
        Far East                                               936           847               853
        Other                                                   58            39                21
                                                            -----------------------------------------
             Worldwide                                       2,007         1,836             1,826

  Natural gas liquids - thousand barrels (c)
      North America
        Lower 48                                                 8            12                13
        Alaska                                                   1             1                 1
        Canada                                                   1             1                 0
      International
        Far East                                                 5             5                 5
        Other                                                    0             0                 0
                                                            -----------------------------------------
             Worldwide                                          15            19                19

(a)  Includes host countries' shares under certain
     production sharing contracts of:    Crude oil              26            24                10
                                         Natural gas           107            82                49

(b) Natural gas is reported on a wet gas basis and excludes gas consumed on lease.

(c) Host countries' shares of natural gas liquids production is insignificant.

Natural Gas Production Available for Sale

Daily quantities of natural gas production available for sale were as follows:

                                             2000       1999      1998
                                          -----------------------------
      Natural gas - million cubic feet
        North America
          Lower 48                           722         690       757
          Alaska                              19           1         1
          Canada                              97          68         9

        International
          Far East                           799         759       798
          Other                               55          38        20
                                          -----------------------------
               Worldwide                   1,692       1,556     1,585


Amounts will differ from production volumes due to host countries' shares, shrinkage, processing plant retention and volumes produced in Alaska, which were used in the Company's former fertilizer manufacturing facility in Kenai, Alaska, before the sale of those assets in September 2000. Natural gas production in Alaska is now primarily sold to Agrium, the purchaser of the fertilizer manufacturing operation.

Oil and Gas Acreage

As of December 31, 2000, the Company's holdings of oil and gas rights acreage were as follows:


                                         (Thousands of acres)
                           ----------------------------------------------
                             Proved Acreage          Prospective Acreage
                           -------------------     ----------------------
                            Gross         Net       Gross           Net
                           ------       ------     -------        -------
   North America
     Lower 48               1,273          643       3,345         2,199
     Alaska                    87           58         332           221
     Canada                   457          215       2,391         1,285

   International
     Far East                 479          299      30,882        14,505
     Other                     50           25      11,110         6,172
                           ------       ------     -------        ------
       Worldwide            2,346        1,240      48,060        24,382

Producible Oil and Gas Wells

The number of producible wells at December 31, 2000 were as follows:

                                      Oil                  Gas
                               -----------------    -----------------
                                 Gross      Net      Gross       Net
                               ---------  ------    -------    ------
        North America
          Lower 48               4,228     2,144    1,485         685
          Alaska                   703       148       31          23
          Canada                 1,266       606      536         287

        International
          Far East                 230       179      747         515
          Other                    104        43       12           8
                               -------    ------    -----       -----
            Worldwide (a)        6,531     3,120    2,811       1,518


     (a) The company has 153 gross and 71 net producible wells with multiple completions.


Drilling in Progress

The number of oil and gas wells in progress at December 31, 2000 were as follows:

                                            Gross        Net
                                          ---------    -------
           North America
             Lower 48                         44            32
             Alaska                            3             1
             Canada                            7             3

           International
             Far East                         33            19
             Other                             1             0
                                           ---------    -------
                 Worldwide (a) (b)            88            55

          (a)  Excludes service wells in progress (1 gross, 0 net).

          (b) The company had no waterflood projects under development at December 31, 2000.

Net Oil and Gas Wells Completed and Dry Holes

The following table shows the number of net wells drilled to completion:

                                       Productive                  Dry
                                -----------------------   ----------------------
                                 2000    1999    1998       2000   1999    1998
                                -----------------------   ----------------------
     Exploratory
       North America
        Lower 48                   26      15      20         11      8      18
        Alaska                      0       0       0          2      0       0
        Canada                     19      15       1         14      7       0
       International
        Far East                   17      23      15         13      9      13
        Other                       0       1       1          0      3       3
                                -----------------------   ----------------------
          Worldwide                62      54      37         40     27      34

     Development
       North America
        Lower 48                   67      60      58          0      4       2
        Alaska                      3       3      18          0      0       0
        Canada                     68      39      19          9      5       1
       International
        Far East                  104      71     119          0      0       7
        Other                       2       1       4          0      0       0
                                -----------------------   ----------------------
          Worldwide               244     174     218          9      9      10

NORTH AMERICA

U.S. LOWER 48

The U.S. Lower 48 business is primarily comprised of the Company's exploration and production operations in the onshore area of the Gulf of Mexico region located in Texas, Louisiana and Alabama, and the continental shelf and deepwater areas of the Gulf of Mexico. The U.S. Lower 48 also includes Pure, the Company's 65 percent-owned consolidated subsidiary, which conducts its activities primarily in Texas and New Mexico. The U.S. Lower 48 also currently includes an approximate 15 percent equity interest in Tom Brown, Inc., which conducts its activities primarily in Colorado, Utah, Wyoming, New Mexico and Texas, and an approximate 34 percent equity interest in Matador Petroleum Corporation, which conducts its activities in southeastern New Mexico.

The Company holds approximately 2.2 million net acres of prospective land in the Lower 48 onshore and the continental shelf and deepwater areas of the Gulf of Mexico region. Nearly 69 percent of the prospective acreage is located offshore in the Gulf of Mexico. Onshore prospective lands are primarily located in Texas. The Company holds approximately 643,000 net acres of proved lands. Approximately 46 percent of these lands are located offshore in the Gulf of Mexico. Onshore proved acreage is primarily located in Texas, Louisiana, Alabama and New Mexico.

In 2000, net crude oil production averaged 45,000 b/d, which was produced from fields offshore the Gulf of Mexico (43 percent) and onshore (54 percent), primarily in Louisiana, Texas, New Mexico and Alabama. The remaining three percent was from the Company's equity interest holdings.

Net natural gas production averaged 786 mmcf/d, which was principally from fields in the offshore Gulf of Mexico (65 percent) and onshore (29 percent), primarily in Louisiana, Texas, New Mexico and Alabama. The remaining six percent was from the Company's equity interest holdings.

Unocal has various ownership interests in 11 natural gas processing plants located near major gas fields in the U.S. The Company's Pure subsidiary has interests in seven out of the eleven plants and operates one of them. None of the 11 plants are 100 percent owned and all plants were active in 2000.

Most of the Company's U.S. Lower 48 production, except for Pure's production, is sold to the Company's Global Trade business segment. A small portion is sold to third parties at spot market prices or under long-term contracts. Pure's production is sold mostly to third parties at spot market prices.

                     Gulf of Mexico Shelf and U.S. Onshore
                     -------------------------------------

The Gulf of Mexico shelf and U.S. onshore areas, excluding Pure's operations, include assets that are primarily located in South Louisiana, East Texas, Mississippi and Alabama.

Production in 2000 averaged 145,000 barrels of oil equivalent per day (boe/d) which included approximately 72 percent from the Gulf of Mexico shelf and 22 percent from onshore the Gulf of Mexico. The remaining six percent was from the Company's equity interest holdings. The Company has 116 producing properties and 102 exploration blocks in the Gulf of Mexico shelf area. Production is heavily weighted toward natural gas which makes up approximately 85 percent of the total Gulf of Mexico shelf production.

The Company added to its natural gas production base by the development of its Muni field located on Ship Shoal Block 295 offshore Louisiana. The Muni field is one of the largest natural gas discoveries made in the Gulf of Mexico shelf in recent years. The field reached a peak of 120 mmcf/d of natural gas production in 2000 and is expected to exceed that peak in 2001. The Company holds a 100 percent working interest in this field.

                           Deepwater Gulf of Mexico
                           ------------------------

Over the past three years, the Company has acquired acreage positions in the deepwater Gulf of Mexico, with interests in 226 exploration leases. The Company's acreage is primarily in the Subsalt/Foldbelt trend, which lies outboard of the Primary Basin deepwater trend. The Primary Basin, where water depths are under 5,000 feet, has been heavily explored in the 1980s and 1990s by the industry.

The Company has drilled or participated in nine Primary Basin wells, with two discoveries on the Lady Bug and Mirage prospects. The Company committed to development of Lady Bug, which is located on Garden Banks Block 409. Initial production from Lady Bug is anticipated in the second half of 2001, with expected initial crude oil production of 8,000 b/d (gross). This will be the Company's first deepwater development in the Gulf of Mexico. The Company's working interest is 50 percent. The Company is continuing its evaluation of the Mirage discovery, located on Mississippi Canyon Block 941, where the Company has a 25 percent working interest.

Further offshore in the Subsalt/Foldbelt trend, sometimes referred to as the ultra-deep, the Company has a number of high-potential prospects in water depths of 5,000 feet and greater. The Company was an early entrant in the ultra-deep area and has interests in 145 blocks.

The Company has participated in the discoveries made on the Mad Dog and K2 prospects. The Company has a 15.6 percent working interest in the Mad Dog prospect after it consolidated its holdings with the other owners over the entire field, which covers several blocks. The Company continues to move toward commercialization of Mad Dog. The K2 exploration well is located on Green Canyon Block 562, and the Company has a 12.5 percent working interest in the K2 prospect.

The Company drilled its first operated well in the ultra-deep at the Dana Point prospect in late 2000, utilizing the state-of-the-art deepwater drillship Discoverer Spirit. The well was a dry hole. The Company is operator and holds an 80 percent working interest.

In January 2001, the Company began drilling its first well on the Dendara prospect, located on Green Canyon Blocks 785 and 786. While the well reached its objectives and encountered hydrocarbon-bearing sands it was plugged and abandoned as a dry hole in the first quarter. The Company is operator and holds a 75 percent working interest. The Company plans to drill an additional four or five exploratory wells in 2001 in the ultra-deep area of the Gulf of Mexico.

                             Pure Resources, Inc.
                             --------------------

Pure is engaged in the exploration, development and production of oil and natural gas primarily in the Permian Basin of West Texas and southeastern New Mexico. Pure is also engaged in activities in the San Juan Basin area of New Mexico and Colorado, the Brenham Dome area of south central Texas and the Central Gulf Coast region of Texas. In the first quarter of 2001, Pure completed an acquisition which has expanded its business areas (see note 30 to the Consolidated Financial Statements in Item 8 of this report on page 103) into the Gulf Coast region and offshore in the Gulf of Mexico. Pure's net production in 2000 averaged 31 mboe/d, which is included in the Company's total U.S. Lower 48 production reported above. Production is weighted toward natural gas, which made up over 55 percent of the total production in 2000.

ALASKA

The Company's Alaska oil and gas operations are primarily located in the Cook Inlet. The Company operates ten platforms in the Cook Inlet and five of eleven producing natural gas fields. In 2000, natural gas production averaged 128 mmcf/d. Pursuant to agreements with Agrium, most of the Company's natural gas production is sold, at an agreed price, for feedstock at Agrium's agricultural products fertilizer operation in Kenai, Alaska.

The Company's Alaskan assets also include working interests in two North Slope fields. The Company has a 10.52 percent working interest in the Endicott field and a 4.95 percent working interest in the Kuparuk field. The Kuparuk Unit expanded in 2000 to include a new satellite field, named Meltwater.

In 2000, crude oil production averaged approximately 26,000 b/d of which about 48 percent was from the Cook Inlet and 52 percent was from the North Slope. All of the Company's Alaska crude oil production is currently sold to a third party at spot market prices.


CANADA

In 2000, the Company acquired all of the remaining outstanding Northrock common shares, which it did not already own. In 1999, the Company acquired an approximate 48 percent controlling interest in Northrock. Northrock has been fully consolidated in the Company's financial results since its initial acquisition in May 1999. Canadian production in 2000 averaged approximately 15,000 b/d of crude oil and condensate and 99 mmcf/d of natural gas.

Northrock is a Calgary-based oil and gas exploration and production company which focuses on three core areas in West Central Alberta (O'Chiese, Garrington, Caroline and Pass Creek areas), Northwest Alberta (Red Rock and Knopcik areas), and the Williston Basin (Southwestern Saskatchewan and Southwestern Manitoba).

The Company, through other subsidiaries, also has interests in the Aitken Creek Gas Storage Project in British Columbia, the Cal Ven Pipeline and the Alberta Hub natural gas storage facility in Alberta. The Company in 2000 began to expand its natural gas capacity at Aitken Creek through the acquisition of a new reservoir at Aitken North and the purchase of new compression and processing facilities.

INTERNATIONAL

The Company produces crude oil and natural gas in seven countries outside of North America. The Company, through its International subsidiaries, currently operates or participates in production operations in Thailand, Indonesia, Myanmar, Bangladesh, The Netherlands, Azerbaijan, and the Democratic Republic of Congo. In 2000, Unocal's International operations accounted for 50 percent and 51 percent of the Company's natural gas and crude oil production, respectively. International operations also include the Company's exploration activities outside of North America and the development of energy projects primarily in Asia, Latin America and West Africa.

                                   Thailand
                                   --------

The Company, through its Unocal Thailand, Ltd., subsidiary, currently operates 13 producing natural gas and condensate fields in four gas sales contract areas offshore in the Gulf of Thailand. Unocal's average working interest (net of royalty) for three of the contract areas is 64 percent, while for the fourth contract area, Pailin, it is 31 percent. The Thailand operation, producing since 1981 has installed 100 platforms in the Gulf of Thailand. The Company had 1,065 employees in its Thailand operations at year-end 2000. Approximately 92 percent of these employees were Thai nationals.

Gross natural gas production from Unocal-operated fields averaged 1,051 mmcf/d in 2000 (619 mmcf/d net to the Company). The natural gas is used mainly in power generation, but also in the industrial and transportation sectors and the petrochemical industry. Gross condensate production, which averaged 39,000 b/d in 2000 (22,000 b/d net to the Company), is used as a blending stock in oil refineries, as a chemical solvent and as a petrochemical feedstock. The Company's production supports approximately one-third of Thailand's electricity generation. In 2000, power consumption in Thailand increased between 10 and 15 percent from 1999 levels.

The Company sells all of its natural gas production to the Petroleum Authority of Thailand (PTT) under long-term contracts. The contract prices are based on formulas that allow prices to fluctuate with market prices for crude oil and refined products and are indexed to the U.S. dollar. In 2000, $697 million, or approximately eight percent, of the Company's total external sales and operating revenues were attributable to PTT. The Company has typically supplied substantially more natural gas to PTT than the minimum daily contract quantity provision of its sales contracts. New gas supplies coming into Thailand from the Yadana project in neighboring Myanmar are expected to displace some of the gas volumes that PTT has taken from the Company's Thailand operations. The Company views Thailand as the hub of a growing regional market and expects that future decreases of gas sales in its Gulf of Thailand operations will be partially offset by increased production from the Yadana project.

Unocal Thailand strengthened its resource base during 2000 with a successful exploration program. Unocal Thailand participated in six successful delineation wells on the Arthit prospect in the Gulf of Thailand, helping to strengthen the Company's position as a long-term gas supplier in Thailand. The Company holds a 16 percent working interest in the Arthit prospect which encompasses three blocks over 1.5 million acres.

Unocal Thailand also drilled seven successful delineation wells in 2000 on the Yala, Surat and Plamuk prospects, located in the Pattani Basin in the Gulf of Thailand. The wells encountered an average of 200 feet of hydrocarbon-bearing pay. Six drill-stem tests in five of the wells averaged over 1,000 b/d of crude oil. Based on the successful delineation program, the Company submitted an application for commercial development. This development will provide a major boost to Thailand's crude oil production, increasing it by 15,000 b/d (gross). The Company expects to begin production from these three prospects later in 2001. The Company has a 71.25 percent working interest in these prospects.

                                    Myanmar
                                    -------

The Company, through subsidiaries, has a 28.25 percent non-operating working interest in natural gas production from the Yadana field, offshore Myanmar in the Andaman Sea. The Yadana project includes the Yadana field (four offshore platforms with 14 wells) and a pipeline extending from the field across Myanmar's remote southern panhandle to Ban-I-Tong at the Myanmar-Thailand border.


The gas is purchased by PTT to fuel a portion of the power plant which is operated by the Electric Generating Authority of Thailand (EGAT) at Ratchaburi, located southwest of Bangkok. Production from the Yadana field began in late 1999. Gross natural gas production averaged 177 mmcf/d in 2000. The completion of the Ratchaburi-to-Wang Noi pipeline and the partial commercial operation of the Ratchaburi power plant complex has allowed production to increase to an average 459 mmcf/d in December 2000 compared with the contract rate of 525 mmcf/d. In 2001, the Yadana sales are expected to be at or near the daily contract rate.


The gas sales agreement with PTT includes a "take-or-pay" provision, which requires PTT to purchase and pay for a specified annual contract quantity of natural gas. In January 2001, PTT was billed for the 2000 "take-or-pay" obligation, of which the Company's share is approximately $72 million. Under the terms of the contract, PTT was obligated to pay this amount by March 1, 2001. The obligation remains outstanding, but the Company expects to receive full payment, as it did in 2000 for the 1999 obligation.


                                   Indonesia
                                   ---------

The Company, through Unocal Indonesia Company and other subsidiaries, holds varying interests in 11 offshore PSC areas. Five PSC areas, East Kalimantan, Ganal, Sesulu, Rapak and Makassar, are located on the Borneo, or western, side of the Makassar Strait, offshore East Kalimantan, and cover more than 4.6 million acres. Two PSC areas, Sangkarang and Lompa, are on the eastern side of the Makassar Strait, offshore Sulawesi, and cover nearly 4.4 million acres. Two PSC areas, Bukat and Ambalat, are located in the Tarakan Basin offshore Northeast Kalimantan and cover nearly 1.7 million acres. The Company had 1,660 employees in its Indonesian operations at year-end 2000 of which approximately 94 percent were Indonesian nationals.


Shelf - The Company currently operates nine producing oil and gas fields offshore East Kalimantan, including Indonesia's largest offshore oil and gas field, Attaka, which the Company discovered in 1970. The Company has a 100 percent working interest in eight of the fields, and a 50 percent working interest in the Attaka field. Oil and associated gas production from its northern fields are processed at the Company-operated Santan terminal and liquids extraction plant, and the dry gas is transported by pipelines to a liquefied natural gas (LNG) plant, located nearby at Bontang, East Kalimantan. Dry gas is also transported by pipelines to a fertilizer, ammonia and methanol complex, located north of Bontang. LNG is currently sold to Japan, Korea and Taiwan and the extracted liquefied petroleum gas (LPG) is exported to Japan.
Oil and gas from its southern fields are sent to the Company-operated Lawe-Lawe terminal located onshore south of Balikpapan. The stored oil is either exported by tanker or transported by pipeline to a refinery in Balikpapan owned by Pertamina. The gas is transported by pipeline and sold as fuel gas to the Pertamina refinery.

Company-operated fields averaged gross production of 61,000 b/d of crude oil and condensate and 361 mmcf/d of gas in 2000. Average net production, including the host country share, was 48,000 b/d of crude oil and condensate and 284 mmcf/d of gas in 2000. Six small discoveries and extensions enabled the Company to rapidly place new production on stream in 2000. The continuing goal of the shelf operations is to optimize production with minimal capital spending.

Deep Water - The Company, through Unocal Indonesia and other subsidiaries, is operator of the East Kalimantan, Ganal, Sesulu, Rapak and Makassar Strait PSCs. The Company holds working interests of 100 percent in the East Kalimantan, 90 percent in the Makassar Strait and 80 percent in the Rapak, Ganal and Sesulu PSCs.

The Company received approvals from Pertamina to begin development activities on the West Seno and Merah Besar oil and gas fields in the deepwater Kutei Basin, offshore East Kalimantan. The West Seno field is located in the Makassar Strait PSC area while the Merah Besar field straddles the East Kalimantan PSC and the northern portion of the Makassar Strait PSC areas. Development activity is planned in three phases, with phase one production from the West Seno field expected to begin in late 2002. The second phase of development will seek to expand the West Seno production plateau. The third phase of development is expected to include the Merah Besar field. Production from the West Seno field is anticipated to reach approximately 60,000 b/d and 150 mmcf/d (gross) by 2004. The two fields qualify to supply gas for the latest package of LNG, LPG and domestic gas sales.

In 2000, the Company discovered natural gas in both the Gula and Gada prospects in the Ganal PSC area. The Gula discovery is located 35 miles north of the Gendalo discovery, which was made early in 2000, and the well encountered more than 260 feet of net gas pay. The Gada discovery is located 8 miles north of the Gula #1 well, and the well encountered 70 feet of net gas pay. These discoveries confirm that the well-defined Central Delta Play contains world-class gas resources. Unocal has now drilled four straight discoveries in the Central Delta Play fairway.

In early 2001, the Company had a natural gas and crude oil discovery on the Ranggas prospect in the southern portion of the Rapak PSC area. The Ranggas-1 well was drilled to a total depth of 11,845 feet in 5,303 feet of water. The well encountered 250 feet of gas pay and 40 feet of oil pay. The discovery well is located on a new geologic structure approximately 28 miles southeast of West Seno, Indonesia's first deepwater field. The Company expects to conduct delineation drilling through several appraisal wells on the structure, with additional results expected in the first quarter of 2001. The Company will target its exploration program on four oil prospects in 2001.


                                  Bangladesh
                                  ----------

The Company holds interests in three PSCs in Bangladesh. Two PSCs cover Blocks 12, 13 and 14, which total more than 3 million acres. The Company has a 98 percent working interest in these three blocks. Production from the Jalalabad field on Block 13 began in February 1999. The field, with average gross production of 85 mmcf/d in 2000, supplies approximately 12 percent of the country's gas demand. In December 1999, the Company discovered the Moulavi Bazar gas field on Block 14. The discovery was Unocal's third major gas field discovered in Bangladesh. The Bibiyana field, a major gas field located on Block 12, was discovered in 1998. In 2000, the Company was awarded a third PSC covering Block 7 in the Southwest of Bangladesh, which covers more than 2 million acres. The Company has a 90 percent working interest in Block 7.

                                  Azerbaijan
                                  ----------

Unocal has an approximate 10 percent working interest in the Azerbaijan International Operating Company (AIOC) consortium that is developing offshore oil reserves in the Caspian Sea from the Azeri and Chirag fields and the deepwater portions of the Gunashli field. In 2000, AIOC's gross oil production averaged 102,000 b/d. AIOC has access to two pipelines to export its oil production: a northern pipeline route, which connects in Russia to an existing pipeline system and a western pipeline route from Baku in Azerbaijan through Georgia. In 2000, the majority of the production from the consortium was exported through the western pipeline route. Both pipelines connect with ports on the Black Sea.

                                The Netherlands
                                ---------------

The Company has interests in several blocks in the Netherlands sector of the North Sea. Average gross oil production in 2000 was approximately 7,000 b/d and 23 mmcf/d of natural gas. The Company is the operator and has an average 70 percent working interest.


                         Democratic Republic of Congo
                         ----------------------------

The Company, through one of its subsidiaries, has a 17.7 percent non-operating working interest in the rights to explore and produce hydrocarbons in the entire offshore area of the country. Gross production averaged about 17,000 b/d from seven fields in 2000.

                                     Gabon
                                     -----

Unocal is a member of the Vanco Gabon Group, a consortium of French and U.S. oil and gas exploration companies that has PSCs for two exploration blocks located in deep water offshore Gabon, West Africa. A drilling program of four exploration wells is expected to start in the first half of 2001. The Company holds a 25 percent working interest.

                                    Brazil
                                    ------

Brazil is part of Unocal's strategic growth portfolio, and the Company is active in several projects in the country.

In 1999, the Company acquired a 40.5 percent working interest in Block BM-ES-2. The 593,000-acre offshore deepwater block is located in Brazil's Espirito Santo Basin in water depths of 5,000 to 8,000 feet. The Company is the operator. Seismic data for the block is being evaluated, and the consortium hopes to drill one or more wells in the next two years, depending on the results of the seismic interpretation.

The Company signed a participation agreement for Block BC-9, where it is the operator with a 35 percent working interest. Block BC-9 encompasses 346,000 acres and is located offshore in the Campos Basin, which accounts for about 75 percent of the country's hydrocarbon production. The consortium plans to drill at least one well during the first half of 2001.

The Company also farmed into Block BES-2. This offshore block covers 630,000 acres and is located in water depths ranging from 1,200 to 4,500 feet. The Company is a non-operator and holds a 30 percent working interest. Seismic data is being evaluated with exploration drilling scheduled to commence in 2001.

In addition, the Company, through an affiliate, holds a 50 percent interest in a company which signed a participation agreement with Petrobras in June 2000 to acquire an interest in the Pescada-Arabaiana oil and gas project in the Potiguar basin, offshore Brazil. The agreement covers the acquisition of an initial 79 percent participation interest from Petrobras in five concession areas containing five proven oil and gas reservoirs, plus a 35 percent interest in a 55,000-acre exploration block. The project currently consists of six production platforms and a 43-mile long, 26-inch diameter multi-phase pipeline already in operation. An exploratory well in the BPOT-1 block will be drilled prior to August 2001. Annual gross production from the project is expected to reach 5,000 b/d of oil and 55 mmcf/d of natural gas by 2003.

                                    Vietnam
                                    -------

The Company holds interests in two PSCs offshore Vietnam in the northern part of the Malay Basin. Unocal is the operator and has an approximate 50 percent working interest in a PSC, which includes Block B and Block 48/95. This PSC covers more than 3.6 million acres. The Company made the initial gas discovery on the Kim Long prospect on Block B in late 1997. The Company also holds an interest in a PSC for exploration of Block 52/97, which covers more than 500,000 acres.

In 2000, the Company drilled four successful wells which confirmed the natural gas resource in the Kim Long trend. Based on this drilling, the Kim Long trend appears to be gas-bearing for more than 21 miles over Blocks B and 52/97. The successful wells drilled on the Kim Long trend so far have averaged net pay of 136 feet. Three wells in the trend have been tested: the B-KL-1X well flowed 53 mmcf/d from two zones, the B-AQ-1X well had a maximum calculated flow of 39 mmcf/d from three zones and the 52/97-AQ-3X well flowed 54 mmcf/d from five zones.

Another well drilled on the Ca Voi prospect in Block 52/97 resulted in a significant natural gas discovery. The 52/97-CV-1X well encountered 107 feet of net gas pay. This discovery is located 10 miles west of the Kim Long trend and could be developed in tandem with the Kim Long field, taking advantage of shared facilities.

                                 GLOBAL TRADE

The Global Trade segment conducts most of the Company's worldwide crude oil, condensate, natural gas and refined products trading and marketing activities, excluding those of Pure and Northrock. It is also responsible for commodity-specific risk management activities on behalf of most of the Company's Exploration and Production segment, excluding Pure. Global Trade also purchases crude oil, condensate and natural gas from certain of the Company's royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, Global Trade takes pricing positions in hydrocarbon derivative instruments.

                                   PIPELINES

The Pipelines business segment principally includes the Company's equity interests in affiliated petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S. Included in Unocal's pipeline investments is the Colonial Pipeline Company, in which the Company holds a 23.44 percent equity interest. The Colonial Pipeline system runs from Texas to New Jersey and transports a significant portion of all petroleum products consumed in its 13-state market area. Also included is the Unocal Pipeline Company, a wholly-owned subsidiary of Unocal, which holds a 1.36 percent participation interest in the TransAlaska Pipeline System (TAPS). TAPS transports crude oil from the North Slope of Alaska to the port of Valdez. In addition, the Company holds a 27.75 percent interest in the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile.

                        GEOTHERMAL AND POWER OPERATIONS

Unocal is a producer of geothermal energy, with more than 30 years experience in geothermal resource exploration, reservoir delineation, and management. Unocal also has proven experience in planning, designing, building and operating private power projects and related project finance and economics.

The Company operates major geothermal electricity projects at Tiwi and Mak-Ban in the Philippines and Gunung Salak in Indonesia. In January 2001, the Company began to operate the Wayang Windu geothermal power project near Bandung, West Java, Indonesia, on behalf of its affiliate, which owns 50 percent in the project. The project, which includes a 110 megawatt power plant and geothermal steam field, is currently operating at full capacity. Philippine Geothermal, Inc. (PGI), a wholly-owned subsidiary, is still operating under an interim agreement with the National Power Company of the Philippines (NPC). NPC and PGI are still negotiating to settle their long-standing contract dispute. These negotiations involve only the Tiwi and Mak-Ban steam fields.

The Company also has various equity interests in three power plant projects in Thailand. Two of the power projects began commercial operations in 2000, while the third is scheduled to come on line in the third quarter of 2001.

The Company's geothermal reserves and operating data are summarized in the following table:

                                                                     2000   1999  (b)   1998
-----------------------------------------------------------------------------------------------
     Net proved geothermal reserves at year end: (a)
        billion kilowatt-hours                                        114     120        157
        million equivalent oil barrels                                170     179        235

     Net daily production
        million kilowatt-hours                                         16      17         21
        thousand equivalent oil barrels                                25      25         32

     Net geothermal lands in thousand acres
        proved                                                          9       9         20
        prospective                                                   314     314        338
     Net producible geothermal wells                                   83      79        287
-----------------------------------------------------------------------------------------------

     (a) Includes reserves underlying a service fee arrangement in the Philippines.

     (b)  The Company sold The Geysers in Northern California in early 1999.

                              CARBON AND MINERALS

The Carbon and Minerals business unit produces and markets petroleum coke and specialty minerals, including lanthanides, molybdenum and niobium.

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

Molycorp, Inc., a wholly-owned subsidiary of the Company, mines, produces and markets lanthanide and molybdenum products. Its mines are located at Mountain Pass, California, and Questa, New Mexico. Molycorp also has a 45 percent equity interest in Companhia Brasileira de Metalurgia e Mineracao, a niobium operation in Brazil.

Operations at Molycorp's molybdenum and lanthanide facilities are planned to continue with the mills operating periodically to maintain inventory levels to meet customer demand. This operating plan will continue until Molycorp determines that continuous milling operations are appropriate.

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

                                   EMPLOYEES

As of December 31, 2000, Unocal, including its subsidiaries, had approximately 6,800 employees, as compared to 7,550 and 7,880 in 1999 and 1998, respectively. Of the total Unocal employees at year-end 2000, 265 in the U.S. were represented by various labor unions and 353 in Thailand were represented by a trade union.

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

Some federal and state bills would, if enacted, significantly and adversely affect Unocal and the petroleum industry. These include the imposition of additional taxes, land use controls, prohibitions against operating in certain foreign countries and restrictions on exploration and development.

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

                           ENVIRONMENTAL REGULATIONS

Federal, state and local laws and provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection have continued to impact the Company's operations. Significant federal legislation applicable to the Company's operations includes the following: the Clean Water Act, as amended in 1977; the Clean Air Act, as amended in 1977 and 1990; the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (RCRA), as amended in 1984; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended in 1986; the Toxic Substances Control Act of 1976, as amended in 1986; and the Oil Pollution Act of 1990, and laws governing low level radioactive materials. Various foreign, state and local governments have adopted or are considering the adoption of similar laws and regulations. The Company believes that it can continue to meet the requirements of existing environmental laws and regulations.

The Company has been a party to a number of administrative and judicial proceedings under federal, state and local provisions relating to environmental protection. These proceedings include actions for civil penalties or fines for alleged environmental violations, orders to investigate and/or cleanup past environmental contamination under CERCLA or other laws, closure of waste management facilities under RCRA or decommissioning of facilities under radioactive materials licenses, permit proceedings and variance requests under air, water or waste management laws and similar matters.

For information regarding the Company's environment-related capital expenditures, charges to earnings and possible future environmental exposure, see Item 3 - Legal Proceedings on pages 20 through 23, the Environmental Matters section of Management's Discussion and Analysis in Item 7 of this report on pages 41 through 43 and notes 18 and 19 to the Consolidated Financial Statements in Item 8 of this report on pages 78 through 80.

ITEM 3 - LEGAL PROCEEDINGS.

There is incorporated by reference the information regarding environmental remediation reserves in note 18 to the consolidated financial statements in Item 8 of this report on page 78, the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 7 of this report on pages 41 through 43, and the information regarding certain legal proceedings and other contingent liabilities in note 19 to the consolidated financial statements in Item 8 of this report on pages 79 and 80. Information with respect to certain specific legal proceedings pending or threatened against the Company is set forth below:

1. The U.S. Department of Interior Minerals Management Service (the "MMS") announced in 1996 that it would pursue claims against several oil companies for their alleged underpayment of royalties for crude oil produced from federal leases in California covering the period from 1980 forward. Following that announcement, the Company received from the MMS three orders to pay additional royalties, penalties and interest, covering periods from January 1980 through April 1996, and totaling in excess of $75 million.
     The Company initiated appropriate administrative appeals.

     In 1999, the Company also filed an action in the U.S. District Court for the Northern District of Oklahoma (Union Oil Company of California v. Bruce
                                        ----------------------------------------
     Babbitt, et al.) seeking a declaratory judgment that the applicable statute
     ----------------
     of limitations bars amounts claimed by the MMS for periods prior to July 22, 1991.

     In August 2000, the Company reached agreement in principle with the MMS and the U.S. Department of Justice to settle administrative claims and litigation involving federal oil royalty valuation issues. (See paragraph 2 below.) Once finalized, the settlement will bring to an end the matters described above.

2. In 1998, the Company was served with a lawsuit brought by private plaintiffs on behalf of the U.S. government against the Company and numerous other oil companies (United States, ex rel. Johnson v. Shell Oil
                                   -------------------------------------------
     Company et al., in the U.S. District Court for the Eastern District of
     ---------------
     Texas, Lufkin Division). The lawsuit alleges intentional underpayment of royalties for oil produced from federal and Indian land leases in violation of the federal False Claims Act (the "FCA") from 1986 forward. In 1999, the U.S. Department of Justice intervened in the lawsuit against the Company. The plaintiffs seek recovery of $52 million in damages and prejudgment interest, to be trebled as provided by the FCA, plus attorneys' fees and civil penalties authorized by the act. In August 2000, the Company reached an agreement in principle to settle this lawsuit and the administrative claims described in paragraph 1 above. By agreement of the parties, the terms of the settlement are to remain confidential pending completion of the settlement process. State governments and certain Native American Indian tribes must consent to the settlement, a process that could take several more months.

3. The Company has been named a defendant in two additional FCA proceedings brought by private plaintiffs on behalf of the United States alleging underpayment of royalties on natural gas production from federal and Indian land leases since the mid-1980s. The first action (United States, ex rel.
                                                        ----------------------
     Harrold E. (Gene) Wright v. Amerada Hess Corporation, et al., in the U.S.
     -------------------------------------------------------------
     District Court for the Eastern District of Texas, Lufkin Division) was filed in 1996 against the Company and 130 other energy industry companies and seeks damages collectively from all defendants of $3 billion, which, to the extent awarded, would be trebled pursuant to the FCA. In March 2000, the U.S. Department of Justice intervened in the lawsuit against four of the defendants, but has not intervened against the remaining defendants, including the Company.

     The second action (United States, ex rel. Jack Grynberg v. Unocal, in the
                        -----------------------------------------------
     U.S. District Court for the District of Wyoming) was filed in 1997, as one of 77 separate cases filed by the plaintiff, and seeks damages of approximately $200 million from the Company, which, to the extent awarded, would be trebled pursuant to the FCA. In 1999, the U.S. Department of Justice notified the courts in the Grynberg litigation of its election not
                                        --------
     to intervene in these actions.

     The Wright and Grynberg cases have been consolidated by the Judicial Panel
         ------     --------
     on Multi-District Litigation as MDL Docket No. 1293 and subsequently transferred for pre-trial proceedings to the U.S. District Court for the District of Wyoming. The Company believes the allegations in Wright and
                                                                   ------
     Grynberg are without merit and is vigorously defending both cases.
     --------

4. The Company is a defendant in lawsuits by anonymous representatives purportedly on behalf of a class of plaintiffs consisting of residents and former residents of the Tenasserim region of Myanmar. The lawsuits were initially filed in 1996 in the U.S. District Court for the Central District of California. (John Doe I, et al. v. Unocal Corporation, et al., Case No.
                      -------------------------------------------------
     CV 96-6959-RWSL, referred to as the "Doe" action; and John Roe III, et al.
                                          ---              --------------------
     v. Unocal Inc. [sic], et al., Case No. CV 96-6112-RWSL, referred to as the
     -----------------------------
     "Roe" action).  The plaintiffs alleged acts of mistreatment and forced
      ---
     labor by the government of Myanmar allegedly in connection with the construction of the Yadana natural gas pipeline, which transports natural gas from fields in the Andaman Sea across Myanmar to Thailand.

     The complaints contained numerous counts and alleged violations of several U.S. and California laws and U.S. treaties. The plaintiffs sought compensatory and punitive damages on behalf of the named plaintiffs, as well as disgorgement of profits. Injunctive and declaratory relief was also requested on behalf of the named plaintiffs and the purported class to direct the defendants to cease payments to the Myanmar government and to cease participation in the Yadana project.

     In its answers to amended complaints in both actions, the Company denied that it was either properly named as a party or subject to joint venture, partnership or other liability with respect to the Yadana pipeline. In August 2000, the court granted the Company's motions for summary judgment in the two proceedings, ordered the federal law claims dismissed and, after declining to exercise jurisdiction over the pendant state law claims, ordered them dismissed without prejudice. Subsequently, the plaintiffs in both actions appealed the final judgments to the U.S. Court of Appeals for the Ninth Circuit (Nos. 00-56603 and 00-56628, respectively).

     In September and October 2000, the plaintiffs in the Roe case and the Doe
                                                          ---              ---
     case, respectively, filed actions against the Company in the Superior Court of the State of California for the County of Los Angeles, Central District (John Roe III, et al. v. Unocal Corporation, et al., No. B C237679; and
      --------------------------------------------------
     John Doe I, et al. v. Unocal Corp., et al., No. B C237980).  The complaints
     ------------------------------------------
     allege that, by virtue of the Company's participation in the Yadana project, it is liable under California law for alleged acts of mistreatment and forced labor by the government of Myanmar. The complaints contain numerous counts alleging various violations by the defendants of the constitution, statutes and common law of California. With respect to liability for alleged unfair business practices, the Doe action is also
                                                          ---
     styled as a purported class action on behalf of two classes of plaintiffs: all affected residents and former residents of the Tenasserim region of Myanmar and all California residents and the general public within the State of California. The plaintiffs seek compensatory and punitive damages on behalf of the named plaintiffs and the purported classes, as well as injunctive relief, disgorgement of profits and other equitable relief.

     In November 2000, the Company removed the two state court actions to the U.S. District Court for the Central District of California on the basis that the state law claims are so intertwined with federal concerns, particularly the federal common law of foreign relations, that a federal forum is appropriate. Thereafter, the Company moved to dismiss the actions and the plaintiff moved to have them remanded to the California Superior Court. On March 5, 2000, the federal court denied the Company's motions and granted the plaintiff's motions, thereby remanding the actions to the state court. The Company intends to move to dismiss the actions from the state court.

5.   In 1998, the Attorney General of Hawaii filed an action (Anzai [formerly
                                                              ---------------
     Bronster] (State of Hawaii) v. Unocal Corporation, et al., in the U.S.
     ----------------------------------------------------------
     District Court for the District of Hawaii) on behalf of both the people of Hawaii and the state itself against the Company and six other major Hawaii oil refiners, two of which have since settled. The amended complaint alleges that the defendants conspired to restrict the production and fix the price of gasoline and diesel fuel in Hawaii in violation of the federal Sherman Act and various state laws. The state seeks damages from all defendants in an amount exceeding $450 million covering a period starting in 1990, together with civil penalties in excess of $200 million. If liability were established, the Company would be jointly and severally liable for any damages awarded. If a Sherman Act violation were found, any damages awarded would be trebled and attorneys' fees and costs would also be awarded. Any such damages would be allocated among the defendants according to their respective market shares.

     The Company and its co-defendants believe that there is no merit to the Attorney General's claim that there was a conspiracy to fix prices or restrict the supply of gasoline or diesel fuel. Moreover, even if such an agreement did exist among some of the defendants, the Company believes that there is no evidence linking it to such an agreement. Further, the Company believes that the sale of its marketing and refining assets to Tosco Corporation ("Tosco") in March 1997 would be deemed to constitute an effective withdrawal from any alleged conspiracy. Pretrial discovery is continuing.

6.   In 1998, a purported class action was filed (Cal-Tex Citrus Juice, Inc., et
                                                  ------------------------------
     al. v. Unocal Corporation, et al., in the California Superior Court for
     ----------------------------------
     Sacramento County) by direct and indirect purchasers of diesel fuel in the state of California from March 19, 1996, through 1997, against the Company and eight major California oil refiners. The complaint alleges that the defendants conspired to restrict the production and fix the price of "CARB" diesel fuel in violation of the California Cartwright and Unfair Competition Acts. The total amount of damages sought by the plaintiffs is unknown. If liability were established, the Company would be jointly and severally liable for any damages awarded. Any such damages would be trebled if a Cartwright Act violation were found and attorneys' fees and costs would also be recoverable. "Fluid recovery" and cy pres restitution would be available under the Unfair Competition Act if a violation of that act were found. Any damages awarded would be allocated among the defendants according to their market shares.

     The Company and its co-defendants believe that there is no merit to the plaintiffs' claim that there was a conspiracy to fix prices or restrict the supply of CARB diesel fuel. Moreover, even if such an agreement did exist among some of the defendants, the Company believes that there is no evidence linking it to such an agreement. Further, the Company believes that the sale of its marketing and refining assets to Tosco in March 1997 would be deemed to constitute an effective withdrawal from any alleged conspiracy. Pretrial discovery has commenced; however, in September 2000, the court entered a stay in this case pending the decision of the California Supreme Court in the case of Aguilar v. Atlantic Richfield
                                             -----------------------------
     Company.
     --------

7.   In 1999, the lawsuit captioned The Sweet Lake Land & Oil Company, Inc., et
                                    -------------------------------------------
     al. v. Union Oil Company of California (No. CV 99-1226 in the U.S. District
     --------------------------------------
     Court for the Western District of Louisiana) was filed against the Company. The plaintiffs seek damages for land loss and erosion allegedly resulting from oil and gas operations in the Sweet Lake Field by the Company and its predecessor in interest, The Pure Oil Company. The plaintiffs' estimated cost of restoring the damaged property is between approximately $86 million and $142 million. The plaintiffs have also asserted a claim for loss of agricultural revenues, which they estimate at approximately $8 million.
     The plaintiffs additionally seek unspecified damages for the plugging and abandonment of wells alleged to have no future utility and the removal of associated flowlines and facilities.

     The Company has answered the complaint and asserted numerous defenses that, if successful, would, in whole or in part, dispose of the plaintiff's claims or substantially limit the amount of any damages. Although the Company intends to continue its vigorous defense, the Company and the plaintiffs have suspended discovery and pre-trial motions and are discussing settlement.

Certain Environmental Matters Involving Civil Penalties

8. In December 2000, the Company settled issues raised in 1999 by the District Attorney of Yolo County, California, regarding past releases of chemicals at the Company's former West Sacramento agricultural products plant. The settlement included the payment of $230,000 of civil penalties.

9. The Company's Molycorp, Inc., subsidiary is continuing to negotiate with the Office of the California Attorney General and the Lahontan Regional Water Quality Control Board with respect to the settlement of alleged violations of water quality discharge permits issued under the California Water Code for its Mountain Pass, California, lanthanide facility. The settlement of these matters could result in the payment of civil penalties exceeding $100,000.

10. The Company has received a Notice of Violation from the U.S. Environmental Protection Agency (the "EPA") alleging violations of the Clean Air Act at the Company's former Los Angeles refinery marine terminal during the 1995-97 time frame. Attempts to settle the matter have been unsuccessful. The EPA is expected to initiate litigation against the Company in March of 2001, which will likely involve claims for civil penalties exceeding $100,000.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None.

EXECUTIVE OFFICERS OF THE REGISTRANT

---------------------------------------------------------------------------------------------------------------------
Name, age and present
positions with Unocal                       Business experience
---------------------------------------------------------------------------------------------------------------------
CHARLES R. WILLIAMSON, 52                   Mr. Williamson has been Chief Executive Officer since January 1,
Chief Executive Officer                     2001.  He was Executive Vice President, International Energy
Director since January 2000                 Operations, from March 1999 to December 2000.  He served as Group
Chairman of Company Management              Vice President, Asia Operations, from February 1998 to March 1999,
Committee                                   having previously served as Group Vice President, International
                                            Operations, since 1996.  He was Vice President, Planning and
                                            Economics, from 1995 to 1996.

---------------------------------------------------------------------------------------------------------------------

TIMOTHY H. LING, 43                         Mr. Ling has been President and Chief Operating Officer since
President and Chief Operating Officer       January 1, 2001.  He was Executive Vice President, North American
Director since January 2000                 Energy Operations, from March 1999 to December 2000, and Chief
Member of Company Management Committee      Financial Officer from October 1997 to May 2000.  He was a partner of McKinsey & Company, Inc. from 1994 to October 1997.  He is also a director of Pure Resources, Inc.

---------------------------------------------------------------------------------------------------------------------

TERRY G. DALLAS, 50                         Mr. Dallas has been Executive Vice President since February 6,
Executive Vice President and Chief          2001.  He joined Unocal in June 2000 as Chief Financial Officer.
Financial Officer                           He was Senior Vice President and Treasurer of Atlantic Richfield
Member of Company Management Committee      Company (Arco), where he worked for 21 years.  He also held a variety of financial assignments at Arco in planning, business analysis, project evaluation and mergers and acquisitions.

---------------------------------------------------------------------------------------------------------------------

DENNIS P.R. CODON, 52                       Mr. Codon has been Senior Vice President since August 2000, and
Senior Vice President, Chief Legal          Chief Legal Officer and General Counsel since 1992.  He also served
Officer and General Counsel                 as Corporate Secretary from 1990 to 1996.

---------------------------------------------------------------------------------------------------------------------

JOE D. CECIL, 52                            Mr. Cecil has been Vice President and Comptroller since December
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

---------------------------------------------------------------------------------------------------------------------

DOUGLAS M. MILLER, 41                       Mr. Miller has been Vice President, Corporate Development, since
Vice President, Corporate Development       January 2000.  From 1998 until 2000 he was General Manager,
                                            Planning and Development, International Energy Operations.  From
                                            1996 to 1998, he was Resident Manager, Philippine Geothermal, Inc.;
                                            and prior to that in 1996 he was General Manager, Planning and
                                            Development, Geothermal and Power Operations.

----------------------------------------------------------------------------------------------------------------

The bylaws of the Company provide that each executive officer shall hold office until the annual organizational meeting of the Board of Directors, to be held May 21, 2001, and until his successor shall be elected and qualified, unless he shall resign or shall be removed or otherwise disqualified to serve.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                               2000 Quarters                                          1999 Quarters
                             ---------------------------------------------------   ------------------------------------------------
                                1st           2nd           3rd           4th          1st          2nd        3rd          4th
    ----------------------------------------------------------------------------   ------------------------------------------------
    Market price per share
    of common stock

    - High                   $  35 5/16    $  39         $  38 3/16    $  40 1/8    $  37 3/4    $  46 5/8  $  44 3/8   $ 37  13/16

    - Low                    $  25         $  28 1/16    $   28 1/4    $  32 1/2    $  27 1/2    $  35      $  35       $ 31  11/16

    Cash dividends paid per
    share of common stock    $     0.20    $     0.20    $     0.20    $    0.20    $    0.20    $    0.20  $    0.20   $      0.20
    ----------------------------------------------------------------------------   ------------------------------------------------

Prices in the foregoing table are from the New York Stock Exchange Composite Transactions listing. On February 28, 2001, the high price per share was $36.20 and the low price per share was $34.82.

Unocal common stock is listed for trading on the New York Stock Exchange in the United States, and on the Stock Exchange of Switzerland.

As of February 28, 2001, the approximate number of holders of record of Unocal common stock was 24,625 and the number of shares outstanding was 243,105,407. Unocal's quarterly dividend declared has been $0.20 per common share since the third quarter of 1993. The Company has paid a quarterly dividend for 85 consecutive years.

ITEM 6 - SELECTED FINANCIAL DATA:  see pages 116 and 117.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with the historical financial information provided in the consolidated financial statements and accompanying notes, as well as the business and property descriptions in Items 1 and 2.

                             CONSOLIDATED RESULTS

                                                     Years ended December 31,
                                                  ----------------------------
     Millions of dollars                            2000       1999      1998
     -------------------------------------------------------------------------
     Earnings from continuing operations (a)      $  723    $   113    $   93
     Earnings from discontinued operations            37         24        37
     -------------------------------------------------------------------------
         Net earnings                             $  760    $   137    $  130
     =========================================================================
     (a) Includes minority interests of:          $  (16)   $   (16)   $   (7)


Continuing operations
---------------------

2000 vs. 1999 - Earnings from continuing operations totaled $723 million in 2000, which was an increase of $610 million from 1999. Higher worldwide average crude oil and natural gas prices were the primary factors for the increase. The Company's worldwide average crude oil price, including hedging activities, was $26.55 per barrel in 2000, which was an increase of $11.17 per barrel, or 73 percent, from a year ago. The Company's worldwide average natural gas price, including hedging activities, was $2.96 per mcf in 2000, which was an increase of 92 cents per mcf, or 45 percent, from a year ago. The positive impact of prices was partially offset by higher depreciation, depletion and amortization expense and higher losses related to non-hedging commodity derivative positions. Earnings from continuing operations included net after-tax special charges of $75 million in 2000 compared to net after-tax special charges of $36 million in 1999 (special items are detailed in a table on page 28).

1999 vs. 1998 - The Company's 1999 earnings from continuing operations increased $20 million compared to 1998. The increase resulted from higher worldwide crude oil prices, lower depreciation, depletion, and amortization expense, lower operating expenses and lower exploration expenses. Compared to 1998, the Company's worldwide average crude oil prices, including hedging activities, increased by $3.71 per barrel, or 32 percent. These positive factors were partially offset by lower net oil and gas sales volumes, reduced earnings from non-exploration and production businesses and higher net interest expense. The Company's corporate hedge program lowered after-tax earnings by $29 million in 1999. Earnings from continuing operations included net after-tax special charges of $36 million for both 1999 and 1998.

Discontinued Operations
-----------------------


                                                                        Years ended December 31,
                                                                  --------------------------------------
          Millions of dollars                                         2000          1999          1998
          ----------------------------------------------------------------------------------------------
             Agricultural products
                 Earnings (loss) from operations(net of tax)      $      -      $     (1)     $     37
                 Gain on disposal (net of tax)                          37             -             -
             Refining, marketing and transportation
                 Gain on disposal (net of tax)                           -            25             -
          ----------------------------------------------------------------------------------------------
          Earnings from discontinued operations                   $     37      $     24      $     37
          ===============================================================================================


Earnings from discontinued operations in 2000, including the sale of the agricultural products business, increased $13 million from 1999. The 2000 gain on disposal amount included $14 million from the sale of the business and $23 million from the operation of the agricultural products business prior to the sale. Higher agricultural products commodity prices in 2000 as compared to 1999 were the major factor for the improved results over 1999.

The agricultural products business earnings were a loss of $1 million in 1999, which was a decrease of $38 million from 1998. The decrease was principally due to lower agricultural products commodity prices and a $6 million after-tax special charge related to an accident at the Alaska fertilizer manufacturing facility.

The results of operations of the refining, marketing and transportation business have been classified as discontinued operations since 1996. The sale of the assets was completed in 1997. In 1999, the Company recorded a $25 million net gain, which included a $32 million after-tax gain from a settlement with the purchaser to resolve certain contingent payment issues related to gasoline margins, partially offset by an additional $11 million after-tax charge on the disposal of assets.

For more information on Discontinued Operations, see note 9 to the Consolidated Financial Statements in Item 8 of this report on page 70.

Special Items
-------------

Special items represent certain significant transactions, presented in net earnings, that management determines to be unrelated to or not representative of the Company's ongoing operations.

The following table summarizes the benefits or (charges), on an after-tax basis, from special items included in the Company's reported net earnings for the years presented:

                                                                   Years ended December 31,
                                                              -------------------------------------
Millions of dollars                                                 2000         1999         1998
---------------------------------------------------------------------------------------------------
Continuing operations
    Asset sales                                               $      49    $     (10)   $     120
    Asset write-downs                                               (33)         (12)         (65)
    Deferred tax adjustments                                         28            -          (29)
    Environmental, litigation and other provisions                  (99)         (19)        (101)
    Executive stock purchase program                                 (9)           -            -
    Insurance benefits related to environmental issues               21           16           56
    Trading derivatives -- non-hedging                              (48)           -            -
    Provision for prior years income tax issues (Other)             (28)           -            -
    Reformulated gasoline patent case                                55            -            -
    Restructuring costs                                             (11)         (11)         (17)
---------------------------------------------------------------------------------------------------
Total special items from continuing operations                      (75)         (36)         (36)
Discontinued operations
    Agricultural products
       Gain on disposal                                              37            -            -
       Fertilizer plant accident in Kenai, Alaska                     -           (6)           -
    Refining, marketing and transportation
       Loss on disposal                                               -          (11)           -
       Tosco settlement net of adjustments                            -           32            -
---------------------------------------------------------------------------------------------------
Total special items from discontinued operations                     37           15            -
---------------------------------------------------------------------------------------------------
    Total special items                                       $     (38)   $     (21)   $     (36)
===================================================================================================


Restructuring Costs
-------------------

In the first quarter of 2000, the Company adopted a restructuring plan that resulted in the accrual of an $11 million after-tax restructuring charge, which was reflected in the Company's 2000 results. This amount included the estimated costs of terminating approximately 195 employees. The plan involved simplifying the organizational structure to align it with the Company's portfolio requirements and business needs. The charge was recorded in the aggregate in Corporate and Unallocated. Approximately $7 million of the charge was related to the Exploration and Production segment.

Approximately 125 of the affected employees were from various exploration and production business units and 70 were from other organizations, including corporate staff. At December 31, 2000, 167 employees (87 percent) had been terminated or had received termination notices as a result of the plan. Cash expenditures before taxes related to the plan were approximately $14 million in 2000 and are estimated to be $5 million in 2001. The Company expects the plan to reduce annualized salaries and benefits by an estimated $22 million pre-tax.

The restructuring plans adopted in 1998 and 1999 have been completed. For more information on the restructuring charges, see note 7 to the Consolidated Financial Statements in Item 8 of this report on page 67.

Operating Highlights                                                                   2000      1999      1998
===================================================================================================================
North America Net Daily Production
    Crude oil (thousand barrels)
        Lower 48 (a)                                                                     45        40        44
        Alaska                                                                           26        27        29
        Canada (a)                                                                       15        12        11
-------------------------------------------------------------------------------------------------------------------
          Total North America crude oil                                                  86        79        84

    Natural gas - wet basis (million cubic feet)
        Lower 48 (a)                                                                    786       747       795
        Alaska                                                                          128       133       133
        Canada (a)                                                                       99        70        24
-------------------------------------------------------------------------------------------------------------------
          Total North America natural gas                                             1,013       950       952

North America Average Prices (b)
    Crude oil (per barrel)
        Lower 48                                                                   $  28.69  $  16.65  $  12.41
        Alaska                                                                     $  24.94  $  13.05  $   9.35
        Canada                                                                     $  22.75  $  13.99  $  10.12
          Average North America crude oil prices                                   $  26.48  $  14.99  $  11.17
    Natural gas (per mcf)
        Lower 48                                                                   $   3.93  $   2.17  $   2.07
        Alaska                                                                     $   1.20  $   1.20  $   1.33
        Canada                                                                     $   2.30  $   2.31  $   1.64
          Average North America natural gas prices                                 $   3.40  $   2.03  $   1.96
===================================================================================================================
International Net Daily Production (c)
    Crude oil (thousand barrels)
        Far East                                                                         70        73        80
        Other                                                                            19        23        20
-------------------------------------------------------------------------------------------------------------------
          Total International crude oil                                                  89        96       100
    Natural gas - wet basis (million cubic feet)
        Far East                                                                        936       847       853
        Other                                                                            58        39        21
-------------------------------------------------------------------------------------------------------------------
          Total International natural gas                                               994       886       874
International Average Prices (b)
    Crude oil (per barrel)
        Far East                                                                   $  26.17  $  15.38  $  12.55
        Other                                                                      $  27.84  $  16.80  $  11.05
          Average International crude oil prices                                   $  26.64  $  15.81  $  12.24

    Natural gas (per mcf)
        Far East                                                                   $   2.46  $   2.03  $   2.06
        Other                                                                      $   2.81  $   2.19  $   2.66
          Average International natural gas prices                                 $   2.48  $   2.04  $   2.08
===================================================================================================================
Worldwide Net Daily Production (a) (c)
    Crude oil (thousand barrels)                                                        175       175       184
    Natural gas - wet basis (million cubic feet)                                      2,007     1,836     1,826
    Barrels oil equivalent (thousands)                                                  509       481       479

Worldwide Average Prices (b)
    Crude oil (per barrel)                                                         $  26.55  $  15.38  $  11.67
    Natural gas (per mcf)                                                          $   2.96  $   2.04  $   2.02
===================================================================================================================
(a)  Production includes 100 percent of production of consolidated subsidiaries and proportional shares of production of equity investees.

(b) Average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges and other Global Trade margins.

(c)  Production includes certain host countries' shares of:         Crude oil            26        24        10
                                                                  Natural gas           107        82        49

Revenues
--------


     Millions of dollars                                      2000        1999          1998
     ========================================================================================
     Sales and operating revenues                           $8,914      $5,842        $4,627
     Interest, dividends and miscellaneous income              203         105           169
     Gain on sales of assets                                    85          14           211
     ----------------------------------------------------------------------------------------
        Total revenues                                      $9,202      $5,961        $5,007
     ========================================================================================

2000 vs. 1999 - Revenues in 2000 were $9,202 million, which was an increase of $3,241 million from 1999. The increase was primarily due to higher worldwide average crude oil and natural gas prices. During 2000 and 1999, approximately 54 percent and 52 percent, respectively, of sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with trading and marketing activities. An increase in natural gas sales volumes also contributed to the higher level of sales revenues as compared to 1999. Interest, dividends and miscellaneous income in 2000 included an $87 million pre-tax benefit (net of related costs) related to the payments received for infringement of one of the Company's five reformulated gasoline patents during a five-month period in 1996. The year 2000 results also included $33 million for an insurance recovery related to environmental issues, which was $8 million higher than the amount of a similar recovery in 1999.

1999 vs. 1998 - Revenues in 1999 were $5,961 million, an increase of $954 million from 1998. The increase was primarily due to higher worldwide average crude oil prices and increased activities related to the marketing and trading of crude oil and condensate by the Company's Global Trade segment. The increase was partially offset by decreased activities related to the marketing and trading of natural gas by Global Trade and lower gains on asset sales. During 1998, approximately 39 percent of total sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with trading and marketing activities. Interest, dividends and miscellaneous income in 1998 included $70 million for a global insurance recovery related to past environmental remediation issues.

Selected Costs and Other Deductions
-----------------------------------


     Millions of dollars                                       2000        1999          1998
     ========================================================================================
     Pre-tax costs and other deductions:
     Crude oil, natural gas and product purchases            $5,158      $3,296        $2,036
     Operating expense                                        1,200         952         1,171
     Depreciation, depletion and amortization                   971         818           849
     Dry hole costs                                             156         148           184
     Exploration expense                                        175         176           203
     Interest expense                                           210         199           177


2000 vs. 1999 - Crude oil, natural gas and product purchases expense increased by $1,862 million in 2000. This increase was principally due to higher worldwide crude oil and natural gas prices. Operating expense increased by $248 million principally due to higher environmental and litigation provisions and the inclusion of Pure Resources, Inc. (Pure), since May 2000, and Northrock Resources Ltd. (Northrock), for the full year 2000, compared with only seven months following the initial acquisition of Northrock common shares in May 1999. Depreciation, depletion and amortization expense increased by $153 million in 2000, primarily due to a write-down of a mining operation at Questa, New Mexico, higher charges in the U.S. due to increases in natural gas production volumes combined with higher investment costs associated with offshore production, and the inclusion of Pure for a partial year and Northrock for a full year in 2000. For more information on asset acquisitions, see note 3 to the Consolidated Financial Statements in Item 8 of this report on page 65.


1999 vs. 1998 - Crude oil, natural gas and product purchases expense increased by $1,260 million in 1999 principally due to increased activities related to the marketing and trading of crude oil and condensate by the Company's Global Trade segment and higher worldwide crude oil and natural gas prices. Operating expense decreased by $219 million principally due to lower environmental and litigation provisions and decreased mining-related expenses from the Carbon and Minerals segment. Depreciation, depletion and amortization expense decreased $31 million primarily due to lower asset impairments and lower domestic crude oil and natural gas production volumes in 1999, partially offset by higher exploratory land provisions in 1999. Dry hole costs decreased $36 million principally due to a reduction in exploratory drilling activity in the Gulf of Mexico. Exploration expense decreased 13 percent principally due to reduced international exploratory activities. Interest expense increased by $22 million due to higher long-term debt, primarily due to the consolidation of Northrock debt, following the initial acquisition of Northrock common shares in May 1999, and lower capitalized interest.

                           BUSINESS SEGMENT RESULTS


North America Exploration and Production


Included in this category are the U.S. Lower 48, Alaska and Canada oil and gas operations. The emphasis of the U.S. Lower 48 operations is on the onshore, continental shelf and deepwater areas of the Gulf of Mexico region. The U.S. Lower 48 also includes the consolidated results of Pure, which operates primarily in the Permian and San Juan Basins in West Texas and New Mexico. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations is sold to the Company's Global Trade segment. The remainder of North America production, including the production of Northrock and Pure, is sold to third parties. In Alaska, natural gas production, pursuant to agreements with Agrium, Inc. (Agrium), is sold to Agrium's fertilizer plant in Kenai. In addition, Northrock and Pure take pricing positions in hydrocarbon derivative instruments in support of their oil and gas operations.

                                                                              Years ended December 31,
                                                                         -------------------------------------
     Millions of dollars                                                   2000           1999          1998
     =========================================================================================================
     Adjusted after-tax earnings (before special items)
        Lower 48 (a)                                                  $     408      $      50      $      4
        Alaska                                                               92             36            18
        Canada (b)                                                           17             14            19
     ---------------------------------------------------------------------------------------------------------
     Adjusted after-tax earnings (before special items) (a) (b)             517            100            41
     Special items:
        Asset sales (Lower 48)                                               42              -            14
        Asset write-downs (Lower 48)                                          -            (12)          (27)
        Litigation provisions/settlements (Lower 48)                          -              7             7
        Asset write-downs (Alaska)                                            -              -           (12)
        Litigation provisions (Alaska)                                        -             (5)            -
        Asset sales (Canada)                                                  -              -           101
        Deferred tax adjustment (Canada)                                     46              -             -
        Trading derivatives- non-hedging (Canada)                           (48)             -             -
     ---------------------------------------------------------------------------------------------------------
        Total special items                                                  40            (10)           83
     ---------------------------------------------------------------------------------------------------------
     After-tax earnings (a) (b)                                       $     557      $      90      $    124
     =========================================================================================================
     (a) Includes minority interests of:                              $     (39)     $     (11)     $     (2)
     (b) Includes minority interests of:                              $      20      $      (5)     $      -

2000 vs. 1999 - After-tax earnings in 2000 increased by $467 million from 1999. This increase was primarily due to higher North America average crude oil prices and higher U.S. Lower 48 average natural gas prices. The average North America crude oil price, including hedging activities, was $26.48 per barrel for 2000, which was an increase of $11.49 per barrel, or 77 percent, from 1999. The average natural gas price in the U.S. Lower 48, including hedging activities, was $3.93 per mcf for 2000, which was an increase of $1.76 per mcf, or 81 percent, from 1999. In addition to higher prices, the U.S. Lower 48 operations benefited from higher natural gas production in 2000 as compared to 1999. This increase in production came primarily from the Company's Pure subsidiary, the Gulf of Mexico shelf production and the Company's proportional share of production from equity investees. The positive impact of prices was partially offset by higher depreciation, depletion and amortization expense for the Lower 48 and Canada. In 2000, after-tax earnings included $40 million in special item benefits while 1999 included special item net charges of $10 million. For more information on asset acquisitions, see note 3 to the Consolidated Financial Statements in Item 8 of this report on page 65.

1999 vs. 1998 - After-tax earnings in 1999 decreased by $34 million from 1998. In 1998, after-tax earnings included $83 million in special item benefits, while in 1999 the results included special item net charges of $10 million. In addition, in 1999 the U.S. Lower 48 crude oil and natural gas sales volumes were lower than in 1998 and the Company recorded $19 million in losses related to its corporate hedge program. These negative results were partially offset by higher North America average crude oil prices and U.S. Lower 48 average natural gas prices as compared to 1998. The average North America crude oil price, including hedging activities, increased $3.82 per barrel, or 34 percent. The average natural gas prices in the U.S. Lower 48, including hedging activities, increased by 10 cents per mcf, or 5 percent. In addition to the higher commodity prices, dry hole costs and depreciation, depletion and amortization expense were both lower in 1999 than in 1998.

International Exploration and Production


Unocal's International operations include oil and gas exploration and production activities outside of North America. The Company operates or participates in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan, and the Democratic Republic of Congo. International operations also include the Company's exploration activities and the development of energy projects primarily in Asia, Latin America and West Africa.


                                                                        Years ended December 31,
                                                                    --------------------------------
     Millions of dollars                                             2000          1999         1998
     ================================================================================================
     Adjusted after-tax earnings (before special items)
        Far East                                                $     417     $     222      $   215
        Other                                                          46           (26)         (66)
     -------------------------------------------------------------------------------------------------
     Adjusted after-tax earnings (before special items)               463           196          149
     Special items:
         Deferred tax adjustment (Far East)                             -             -          (20)
         Litigation proceeds (Far East)                                 -             2            -
         Deferred tax adjustment (Other)                                -             -           (9)
         Asset write-downs (Other)                                      -             -           (4)
     -------------------------------------------------------------------------------------------------
         Total special items                                            -             2          (33)
     -------------------------------------------------------------------------------------------------
     After-tax earnings                                         $     463     $     198      $   116
     =================================================================================================

2000 vs. 1999 - After-tax earnings totaled $463 million in 2000, which was an increase of $265 million from 1999. The increase was primarily due to higher average International crude oil and natural gas prices. International's average crude oil price, including hedging activities, was $26.64 per barrel for 2000, which was an increase of $10.83 per barrel, or 69 percent, from 1999. International's average natural gas price, including hedging activities, was $2.48 per mcf for 2000, which was an increase of 44 cents per mcf, or 22 percent, from 1999. The results in 2000 also benefited from higher Far East natural gas volumes, primarily from the Yadana field in Myanmar due to the ramp up of operations at the Ratchaburi power plant in Thailand. These positive results were partially offset by higher depreciation, depletion and amortization expense, primarily in Thailand and Indonesia. In 1999, after-tax earnings included $2 million in special item benefits.


1999 vs. 1998 - After-tax earnings totaled $198 million in 1999, which was an increase of $82 million from 1998. The increase was primarily due to higher average International crude oil prices, which increased 29 percent to $15.81 per barrel, including hedging activities, from $12.24 per barrel in 1998. After-tax earnings benefited from lower income taxes in Thailand, primarily related to currency exchange rate fluctuations, and lower income tax rates in Indonesia and Myanmar. After-tax earnings also benefited from lower exploration expenses, principally from decreased geological and geophysical expense in Indonesia, Brunei and Argentina, which were partially offset by higher exploration expenses in Brazil and Gabon. The Company's corporate hedge program in 1999 also decreased after-tax earnings by $10 million. In 1999, after-tax earnings included $2 million in special item benefits while 1998 after-tax earnings included special item net charges of $33 million.

Global Trade

The Global Trade segment conducts most of the Company's worldwide crude oil, condensate, natural gas and refined products trading and marketing activities, excluding those of Pure and Northrock. It is also responsible for commodity-specific risk management activities on behalf of most of the Company's Exploration and Production segment, excluding Pure. Global Trade also purchases crude oil, condensate and natural gas from certain of the Company's royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, Global Trade takes pricing positions in hydrocarbon derivative instruments. The Pipelines business segment has been segregated from the Global Trade segment.



                                                 Years ended December 31,
                                              -------------------------------
     Millions of dollars                       2000         1999       1998
     ------------------------------------------------------------------------
     After-tax earnings (loss)                $     5      $   (2)   $    21
     ========================================================================


2000 vs. 1999 - After-tax results totaled $5 million in 2000, which was an increase of $7 million from 1999 The increase was primarily due to improved results from non-hedging natural gas derivative positions, which were partially offset by lower results for non-hedging crude oil derivative positions.

1999 vs. 1998 - After-tax earnings decreased by $23 million in 1999 compared to 1998. This decrease was primarily due to lower margins on domestic natural gas and crude oil trading.

Pipelines

The Pipelines business segment principally includes the Company's worldwide interests in petroleum pipeline companies accounted for by the equity method and wholly-owned pipeline systems throughout the U.S.


                                                                      Years ended December 31,
                                                                  -------------------------------
     Millions of dollars                                            2000        1999       1998
     --------------------------------------------------------------------------------------------
     Adjusted after-tax earnings (before special items)           $    53     $   62     $    62
     Special items:
        Asset sales                                                     -          -           5
     --------------------------------------------------------------------------------------------
        Total special items                                             -          -           5
     --------------------------------------------------------------------------------------------
     After-tax earnings                                           $    53     $   62     $    67
     ============================================================================================

2000 vs. 1999 - After-tax earnings in 2000 totaled $53 million, which was a decrease of $9 million from 1999. The decrease was due primarily to an asset write-down related to a Colonial Pipeline Company investment.

1999 vs. 1998 - After-tax earnings decreased by $5 million in 1999 compared to 1998. In 1998, after-tax earnings included a $5 million gain from asset sales.

Geothermal and Power Operations

This business segment produces geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's current activities also include the operation of power plants in Indonesia and equity interests in gas-fired power plants in Thailand. The Company's non-exploration and production business development activities, primarily power-related, are also included in this segment.


                                                                            Years ended December 31,
                                                                  -----------------------------------------
     Millions of dollars                                               2000          1999           1998
     ------------------------------------------------------------------------------------------------------
     Adjusted after-tax earnings (before special items)           $      24     $      24      $      30
     Special items:
         Asset sales                                                      -           (10)             -
     ------------------------------------------------------------------------------------------------------
         Total special items                                              -           (10)             -
     ------------------------------------------------------------------------------------------------------
     After-tax earnings                                           $      24     $      14      $      30
     ======================================================================================================

2000 vs. 1999 - After-tax earnings totaled $24 million for 2000, which was an increase of $10 million from the same period a year ago. During 2000, higher electricity generation and steam sales in Indonesia were offset by higher foreign exchange losses in Indonesia and the Philippines and higher provisions on accounts receivable in Indonesia (see the Outlook discussion on page 44 through 46), as compared to 1999. In 1999, after-tax earnings included a loss of $10 million from the sale of the Company's interest in a geothermal steam production operation at The Geysers in Northern California, which was partially offset by the recognition of a fee earned related to the construction of the Salak power plant units 4 through 6 in Indonesia.

1999 vs. 1998 - After-tax earnings decreased by $16 million in 1999 from 1998, which was primarily due to the $10 million after-tax loss from The Geysers asset sale, a larger fee recorded in 1998 compared to 1999, related to the construction of the Salak power plant units 4 through 6, lower earnings from equity investments and the loss of earnings from The Geysers operations. Offsetting these negative factors in 1999 were higher Philippine earnings, which were primarily a result of a 1998 receivable provision, and lower non-exploration and production business development activities in 1999 as compared to 1998.

Carbon and Minerals

The Carbon and Minerals business segment produces and markets petroleum coke and specialty minerals, including lanthanides, molybdenum and niobium. In 2000, the graphites business was sold.

                                                                       Years ended December 31,
                                                                  --------------------------------------
     Millions of dollars                                            2000          1999          1998
     ---------------------------------------------------------------------------------------------------
     Adjusted after-tax earnings (before special items) (a)        $  25         $  23         $  25
     Special items:
          Asset sales                                                  7             -             -
          Asset write-downs                                          (33)            -           (22)
          Environmental, litigation and other provisions             (28)           (2)          (17)
     ---------------------------------------------------------------------------------------------------
          Total special items                                        (54)           (2)          (39)
     ---------------------------------------------------------------------------------------------------
     After-tax earnings (loss) (a)                                 $ (29)        $  21         $ (14)
     ===================================================================================================
     (a)  Includes minority interests of:                          $   -         $  (2)        $  (5)

2000 vs. 1999 - After-tax results for 2000 were a $29 million loss, which was a decrease of $50 million from the 1999 profit. The write-down of the Company's Molycorp, Inc. (Molycorp) property investment in its Questa, New Mexico, molybdenum mining operation and higher environmental provisions for both the lanthanide and molybdenum operations were the primary reasons for the decrease. These negative factors were partially offset by a gain from the sale of the Company's graphite business and improved earnings from the lanthanide operations.

1999 vs. 1998 - After-tax earnings in 1999 increased by $35 million from 1998. In 1998, Molycorp had asset write-downs and higher environmental provisions, related to its lanthanide and molybdenum operations. In 1999, after-tax earnings, before special items, were slightly lower due primarily to lower needle coke sales, partially offset by higher margins from molybdenum operations.

Corporate and Unallocated

Corporate and Unallocated expense includes general corporate overhead, miscellaneous operations (including real estate activities) and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.


                                                                                        Years ended December 31,
                                                                               ---------------------------------------
     Millions of dollars                                                           2000          1999            1998
     -----------------------------------------------------------------------------------------------------------------
     Adjusted after-tax earnings effect (before special items)
        Administrative and general expense                                  $      (88)    $     (81)     $      (79)
        Net interest expense (a)                                                  (145)         (138)           (113)
        Environmental and litigation expense                                       (13)          (10)            (11)
        Other                                                                      (43)          (25)              4
     ------------------------------------------------------------------------------------------------------------------
     Adjusted after-tax earnings effect (before special items) (a)                (289)         (254)           (199)
     Special items:
        Environmental and litigation provisions                                    (71)          (21)            (91)
        Other
            Executive stock purchase program                                        (9)            -               -
            Insurance benefits related to environmental issues                      21            16              56
            Provision for prior year income tax issues                             (28)            -               -
            Deferred tax adjustments                                               (18)            -               -
            Reformulated gasoline patent case                                       55             -               -
            Restructuring costs                                                    (11)          (11)            (17)
     -----------------------------------------------------------------------------------------------------------------
        Total special items                                                        (61)          (16)            (52)
     -----------------------------------------------------------------------------------------------------------------
     After-tax earnings effect (a)                                          $     (350)    $    (270)     $     (251)
     =================================================================================================================
     (a) Includes minority interests of:                                    $        3     $       2      $        -

2000 vs. 1999 - The after-tax earnings effect for 2000 was a loss of $350 million compared to a loss of $270 million for 1999. Administrative and general expense was higher by $7 million, primarily due to higher provisions for awards under bonus and incentive plans. Net interest expense was higher by $7 million primarily due to the consolidation of Northrock debt for the full year 2000, compared with seven months following the initial acquisition of Northrock common shares in May 1999, and the consolidation of Pure debt, since May 2000, and lower capitalized interest, which were partially offset by higher interest income. In 2000, the Other category reflected lower gains from the sale of real estate properties. In 2000, after-tax earnings included special item charges of $61 million compared to $16 million in charges for 1999.

1999 vs. 1998 - Net interest expense was higher in 1999 due to lower capitalized interest and higher long-term debt, primarily due to the consolidation of Northrock's debt following the initial acquisition of Northrock common shares in May 1999. Lower pension income and higher net insurance costs, including lower insurance benefits related to environmental issues, both in the Other category, also contributed to the lower 1999 after-tax earnings effect. The 1998 results included a net benefit related to certain income tax adjustments in the Other category. Those factors were partially offset by gains on the sale of real estate properties, in the Other category. In 1998, environmental and litigation provisions were higher principally due to the Avila Beach and Guadalupe remediation projects in California.

                               FINANCIAL CONDITION

                                                               At December 31,
                                                         ----------------------------
     Millions of dollars except as indicated                2000     1999      1998
     --------------------------------------------------------------------------------
        Current ratio                                      l.0:l    1.0:l      1.0:l
        Total debt and capital leases                     $2,506   $2,854    $ 2,558
        Trust convertible  preferred securities              522      522        522
        Stockholders' equity                               2,719    2,184      2,202
        Total capitalization                               5,747    5,560      5,282
        Total debt/total capitalization                      44%       51%        48%
        Floating-rate debt/total debt                         3%       10%        26%
     --------------------------------------------------------------------------------

Cash Flows from Operating Activities

Cash flows from operating activities, including discontinued operations and working capital and other changes, were $1,668 million in 2000, $1,026 million in 1999, and $1,003 million in 1998.

2000 vs. 1999 - Cash flows from operating activities increased by $642 million in 2000 versus 1999. This increase primarily reflected the effects of higher worldwide crude oil and natural gas prices. The 2000 results also included the payments (net of related costs) received in the Company's reformulated gasoline patent case, an insurance recovery related to environmental issues and the collection of the 1999 "take-or-pay" obligation of the Petroleum Authority of Thailand (PTT) due under the sales agreements for gas produced in Myanmar. These positive factors were partially offset by higher estimated income tax payments made during 2000, while 1999 included an income tax refund in Canada. In addition, cash flows from operating activities were negatively impacted by the deliveries made in 2000 under a 1999 advance crude oil forward sale and the reduction of the 1999 outstanding balance of certain, previously sold, domestic trade receivables (see note 12 to the Consolidated Financial Statements in Item 8 of this report on page 72 for additional information on the sale of trade receivables).

1999 vs. 1998 - Cash flows from operating activities increased by $23 million in 1999 versus 1998. This increase reflects the effects of higher worldwide crude oil prices and lower operating and exploration expenses, partially offset by lower net oil and gas sales volumes, reduced earnings from other non-exploration and production businesses and higher corporate net interest expense. Working capital and other changes in 1999 included the effects of increased net foreign income tax payments over refunds, the increase in accounts receivable from Geothermal-related sales in Indonesia and a decrease in environmental, litigation and abandonment-related payments. In addition, 1999 working capital and other changes included the receipt of approximately $230 million in advance payments under new natural gas and crude oil sales contracts, which were partially offset by the deliveries made in 1999 under a 1998 advance crude oil sale, and approximately $100 million related to the sale of certain domestic trade receivables. See notes 12 and 21 to the Consolidated Financial Statements for additional information on the advance sale of trade receivables and the advance natural gas sales on pages 72 and 81, respectively.

Capital Expenditures

                                                            Estimated       Years ended December 31,
                                                                       ------------------------------------
     Millions of dollars                                       2001         2000         1999       1998
     ------------------------------------------------------------------------------------------------------
     Continuing operations
       Exploration and production
          North America
             Lower 48                                        $   727        $  628      $   530    $  767
             Alaska                                               64            34           28        43
             Canada (a)                                          129           164          112        15
          International
             Far East (b)                                        426           325          321       472
             Other                                               152            62          117       275
     ------------------------------------------------------------------------------------------------------
       Total exploration production                            1,498         1,213        1,108     1,572
       Global trade                                                2             1            3         2
       Pipelines                                                  34            16            7        28
       Geothermal and power operations                            17            18           21        27
       Carbon and minerals                                        20            26           12        42
       Corporate and unallocated                                  24            14           10        25
     ------------------------------------------------------------------------------------------------------
       Total from continuing operations                      $ 1,595        $1,288      $ 1,161    $1,696
     ------------------------------------------------------------------------------------------------------
     Discontinued operations
       Agricultural products                                       -            14           10         8
     ------------------------------------------------------------------------------------------------------
               Total capital expenditures (c)                $ 1,595        $1,302      $ 1,171    $1,704
     ======================================================================================================

(a) Excludes $161 million in 2000 and $205 million in 1999 for the acquisition of Northrock Resources Ltd.
(b) Excludes $157 million in 2000 for the acquisition of additional interests in Indonesia production sharing contracts.
(c) Estimated Capital expenditure for 2001 exclude major acquisitions.

Forecasted 2001 capital expenditures for the Company are expected to increase approximately $293 million from 2000 levels. The Company's capital spending plans are reviewed and adjusted periodically depending on current economic conditions.

2000 vs. 1999 - Capital expenditures increased by 11 percent in 2000 from 1999. The increase was primarily due to higher capital expenditures by Pure (Lower
48), higher development expenditures in Thailand (International-Far East) and higher producing property acquisitions in Canada and the Lower 48. These increases were partially offset by lower deepwater exploration in the Gulf of Mexico (Lower 48), lower deepwater exploration in Indonesia (International-Far
East) and lower exploration capital in Bangladesh (International-Other).

1999 vs. 1998 - Capital expenditures decreased by 31 percent from 1998. The decrease was primarily due to lower lease acquisitions in the Gulf of Mexico and decreased drilling activities worldwide.

Major Acquisitions

In December 2000, the Company acquired additional interests in the Makassar Strait and Rapak production-sharing contracts in Indonesia for $157 million.

In June 2000, the Company acquired the remaining common shares of Northrock, which it did not already own, for a cash cost of approximately $161 million. This acquisition was accounted for as a purchase.

In 1999, the Company acquired an approximate 48 percent controlling interest in Northrock for approximately $205 million.

Asset Sale Proceeds

In 2000, pre-tax proceeds from asset sales, including discontinued operations, were $551 million. The proceeds included $242 million (net of closing costs) received from the sale of the agricultural products business, $80 million from the sale of the Company's graphite business, $71 million from the sale of Agrium securities (received as part of the consideration for the agricultural products sale) and $25 million received from Tosco Corporation (Tosco) associated with a participation agreement involving certain gasoline sales margins related to the sale of the Company's former West Coast refining, marketing and transportation assets, which were sold to Tosco in 1997 (see note 4 to the Consolidated Financial Statements in Item 8 of this report on page 65). The proceeds also included $74 million from the sale of U.S. oil and gas properties and $59 million from the sale of real estate and other assets.

In 1999, pre-tax proceeds from asset sales, including discontinued operations, were $238 million. The proceeds consisted of $101 million from the sale of the Company's interest in a geothermal production operation at The Geysers in Northern California, $77 million from the sale of surplus real estate properties and $29 million from the sale of certain oil and gas properties. Pre-tax proceeds also included $31 million received from Tosco associated with the aforementioned participation agreement.

In 1998, the Company realized $435 million in pre-tax proceeds from asset sales, which consisted of $261 million from the sales of the Company's investment in the common stock of Tarragon Oil and Gas, Limited, $52 million from the sale of the Company's interest in the Alliance Pipeline project, $75 million from the sale of U.S. oil and gas properties and $47 million from the sale of real estate and other assets.

Long-term Debt

The Company's long-term debt at year-end 2000, including the current portion, decreased by $348 million from $2.854 billion to $2.506 billion. This decrease primarily reflected the retirement of $125 million in commercial paper borrowings, the repayment of $65 million of 9 3/4 percent notes which matured in 2000, the repayment of all $60 million of the outstanding borrowing under the Company's $1 billion bank credit agreement, the retirement of $55 million in maturing medium-term notes and the repayment of about $100 million of Northrock's consolidated debt. These decreases were partially offset by the consolidation of $68 million of Pure debt.

The Company's long-term debt at year-end 1999, including the current portion, increased by $296 million from $2.558 to $2.854 billion. The increase included new borrowings of $350 million in 7.50 percent debentures due February 15, 2029, $350 million in 7.35 percent notes due June 15, 2009 and an increase of $65 million in the Company's outstanding balance of commercial paper. These proceeds were used to refinance scheduled long-term debt maturities of $166 million in medium-term notes, to retire $490 million outstanding under the Company's $1 billion bank credit agreement and for general corporate purposes. The long-term debt level at year-end 1999 also included the consolidation of $185 million of Northrock debt.

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

During 1998, the Company repurchased 1,360,678 shares of its common stock at a cost of approximately $49 million.

The Company expects cash generated from operating activities, asset sales, and cash on hand to be sufficient to cover its operating and capital spending requirements and to meet dividend payments and scheduled repayments of maturing debt in 2001. The Company has substantial borrowing capacity to meet unanticipated cash requirements. At December 31, 2000, the Company had the full $1 billion of undrawn credit facilities available under its bank credit agreement in addition to $739 million remaining under its universal shelf registration statement.

                              ENVIRONMENTAL MATTERS

The Company continues to incur substantial capital and operating expenditures for environmental protection and to comply with federal, state and local laws, as well as foreign laws, regulating the discharge of materials into the environment and management of hazardous and other waste materials. In many cases, investigatory or remedial work is now required at various sites even though past operations followed practices and procedures that were considered acceptable under environmental laws and regulations, if any, existing at the time.

                                                          Estimated          Years Ended December 31
                                                                       -------------------------------------
      Millions of dollars                                   2001          2000        1999         1998
      ------------------------------------------------------------------------------------------------------
      Environment-related capital expenditures
           Continuing operations                             $19          $15         $ 11         $ 10
           Discontinued operations                             -            2            1            1

Environment-related capital expenditures include additions and modifications to Company facilities to mitigate and/or eliminate emissions and waste generation. Most of these capital expenditures are required to comply with federal, state, local and foreign laws and regulations.

Amounts recorded for environment-related expenses were approximately $160 million in 2000, $70 million in 1999 and $200 million in 1998. Environmental expenses include provisions for remediation and operating, maintenance and administrative expenses that were identified during the Company's ongoing review of its environmental obligations. The higher 2000 expenses were due partially to additional remediation provisions recorded for sites of the Company's Molycorp subsidiary, including provisions related to decontamination and decommissioning activities at the Washington, Pennsylvania, facility. During the year, additional provisions were also recorded for the remediation of closed sites in Central California and refining, marketing and distribution sites that were sold in 1997. The higher expenses in 1998 were due primarily to provisions for remediation costs for the Guadalupe, Avila Beach and Mountain Pass sites in California.

At December 31, 2000, the Company's reserve for environmental remediation obligations totaled $213 million, of which $124 million was included in current liabilities. The total amount is grouped into the following four categories.

          Reserve Summary

          Millions of dollars                                              At December 31, 2000
          --------------------------------------------------------------------------------------
             Superfund and similar sites                                                  $  14
             Active company facilities                                                       46
             Company facilities sold with retained liabilities
               and former company-operated sites                                             51
             Inactive or closed company facilities                                          102
          --------------------------------------------------------------------------------------
                Total reserves                                                            $ 213
          ======================================================================================

Superfund and similar sites - At year-end 2000, Unocal had received notification from the U.S. Environmental Protection Agency that the Company may be a potentially responsible party (PRP) at 32 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 36 other similar PRP sites that may require investigation and remediation. Of the total, the Company has denied responsibility at seven sites and at another six sites the Company's liability, although unquantified, appears to be de minimis. The total also includes 24 sites, which are under investigation or litigation, for which the Company's potential liability is not presently determinable. At another two sites, the Company has made settlement payments and is in the final process of resolving its liabilities. Of the remaining 29 sites, where probable costs can be estimated, reserves of $14 million have been established for future remediation and settlement costs.

These 68 sites exclude 86 sites where the Company's liability has been settled, or where the Company has no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the Company is usually just one of several companies designated as a PRP. The Company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in note 19 to the Consolidated Financial Statements on page 79. The solvency of other responsible parties and disputes regarding responsibilities may also impact the Company's ultimate costs.

Active Company facilities - The Company has provided $46 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. Also included in this category are the Questa molybdenum mine in New Mexico and the Mountain Pass, California, lanthanide facility, both operated by the Company's Molycorp subsidiary.

Company facilities sold with retained liabilites and former Company-operated sites - Company facilities sold with retained liabilities include certain sites of the Company's former West Coast refining, marketing and transportation business sold in March 1997, auto/truckstop facilities, a former mine site in Wyoming, industrial chemical and polymer sites and agricultural chemical sites. In each sale, the Company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The reserves represent presently estimated future costs for investigation/feasibility studies and identified remediation work as a result of claims made by buyers of the properties. Former Company-operated sites include service stations, distribution facilities and oil and gas fields that were previously operated but not owned by the Company. The Company has a reserve of $51 million for this category of sites.

Inactive or closed Company facilities - Reserves of $102 million have been established for these types of facilities. The major sites in this category are the Guadalupe site and oil and gas properties in California's Santa Maria Valley. Also included in this category is Molycorp's Washington, Pennsylvania, facility, a former refinery in Beaumont, Texas, and a tank farm site in San Luis Obispo, California.

The Company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended, the Resource Conservation and Recovery Act (RCRA) and laws governing low level radioactive materials. Under these laws, the Company is subject to possible obligations to remove or mitigate the environmental effects of the disposal or release of certain chemical and petroleum and radioactive substances at various sites. Corrective investigations and actions pursuant to RCRA are being performed at the Company's Beaumont facility, the Company's closed shale oil project and Molycorp's Washington, Pennsylvania, molybdenum roasting facility. In addition, Molycorp is required to decommission its Washington and York facilities in Pennsylvania pursuant to the terms of their respective radioactive Source Materials Licenses and decommissioning plans. The Company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities and for decommissioning costs at facilities that are under radioactive Source Materials Licenses. Because these costs will be incurred at different times and over a period of many years, the Company believes that these obligations are not likely to have a material adverse effect on the Company's results of operations or financial condition.

The total environmental remediation reserves recorded on the consolidated balance sheet represent the Company's estimates of assessment and remediation costs based on currently available facts, existing technology and presently enacted laws and regulations. The remediation cost estimates, in many cases, are based on plans recommended to the regulatory agencies for approval and are subject to future revisions. The ultimate costs to be incurred will likely exceed the total amounts reserved, since many of the sites are relatively early in the remedial investigation or feasibility study phases. Additional liabilities may be accrued as the assessment work is completed and formal remedial plans are formulated.

The Company has estimated, to the extent that it was able to do so, that it could incur approximately $245 million of additional costs in excess of the $213 million accrued at December 31, 2000. The amount of such possible additional costs reflects, in most cases, the high end of the range of costs of feasible alternatives identified by the Company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because at a large number of sites the Company is not yet in a position to estimate all, or in some cases any, possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, in some cases, substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties. See notes 18 and 19 to the Consolidated Financial Statements for additional information on pages 78 and 79, respectively.

                                     OUTLOOK

The Company is focused on striking the right balance between near-term returns and long-term value added growth from its exploration portfolio. The Company intends to accomplish this by maintaining strict discipline in its capital spending. The capital program in 2001 will focus on key production areas of its sustaining businesses plus exploration in four of the most prospective deepwater basins in the world. In total, more than 90 percent of the capital spending plan targets oil and gas exploration and production projects. The Company also will manage closely its operating and administrative costs. This will help the Company keep its balance sheet strong for maximum financial flexibility.

Volatile energy prices will continue to impact financial results in the year 2001. The Company expects energy prices to remain volatile due to changes in climate conditions, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC and other factors.

Based on established discoveries with signed production contracts or approved plans of development, the Company expects that net worldwide daily production (including host countries' shares in Indonesia and the Democratic Republic of Congo) for 2001 will average about 530,000 to 540,000 barrels-of-oil equivalent
(BOE), or roughly five percent over the 509,000 BOE level achieved in 2000.

The Company plans to continue to optimize its production portfolio on the Gulf of Mexico shelf and pursue selective acquisitions, farm-in and farm-out opportunities in 2001. In the Gulf of Mexico deep water, the Company will focus on exploration of the ultra-deep water where it plans to drill five to six wells in 2001. One of the six wells, the Dendara prospect, was drilled, plugged and abandoned as a dry hole in the first quarter of 2001. The Company will proceed with Lady Bug development in the Gulf of Mexico deep water and will continue its evaluation of the Mirage discovery. The Company also is moving toward commercialization of the Mad Dog discovery. Also, the Company will selectively pursue farm-in, farm-out or trade opportunities.

The Company has a five-year lease agreement relating to its Discoverer Spirit deepwater drill ship. The future remaining minimum lease payment obligation was approximately $361 million at December 31, 2000. The drillship has a minimum daily rate of approximately $210,000.

In January 2001, the Company's Pure subsidiary acquired oil and gas properties, certain general and limited oil and gas partnership interests and fee mineral and royalty interests from International Paper Company for approximately $261 million in cash. Included in the transaction were total proved reserves of 152 billion cubic feet equivalent, 69 percent of which is natural gas, ownership in 6 million gross fee mineral acres (3.2 million net) and ownership under approximately 400,000 leasehold acres along with participation in several offshore exploration programs. Pure's acquisition has expanded its business areas to include offshore in the Gulf of Mexico and onshore in the Gulf Coast region.

In Alaska, the Company participated in a gas exploration well targeting onshore gas reservoirs in the lower Kenai Peninsula. The well will be tested in 2001. The Company also expects to continue offshore development projects during 2001. The Company signed a long-term gas sales agreement with a local utility for sales from its Cook Inlet operations.

The economic situation in Asia, where most of the Company's international activity is centered, is still recovering. In Thailand, demand for electricity continues to increase. In Indonesia, the economic situation remains largely unchanged. The Company believes that the governments in the region are committed to undertaking the reforms and restructuring necessary to enable their nations to continue their recoveries from the downturn.

The Company expects its Thailand operations to continue to perform strongly. Gas demand in Thailand continues to rise due to increased power consumption and as Thailand continues to convert its power plants from imported fuel oil to indigenous natural gas. The Company anticipates domestic natural gas consumption to increase in 2001 between 10 and 15 percent over 2000. The Company expects net production levels in its Thailand operation to average between 525 mmcf/d and 580 mmcf/d in 2001. This decrease is expected to be partially offset by natural gas production from Myanmar. In 2001, the average natural gas sales price from the Company's Gulf of Thailand production is expected to be about $2.35 per mcf, or 11 percent higher than in 2000. The Company plans to drill about 20 exploration wells in the Gulf of Thailand in 2001. The Company intends to continue the commercial development of three new oil fields in the Gulf of Thailand. Initial production from the YALA, SURAT and PLAMUK fields is expected later in 2001 and is expected to reach 15,000 b/d (gross) in 2002.

In Myanmar, the Yadana gas project is now producing at or near its contract level of 525 mmcf/d. This production will displace some of the volumes of gas that PTT is taking from the Company's Gulf of Thailand operations. The gas sales agreement with PTT includes a "take-or-pay" provision, which requires PTT to purchase an annual contract quantity of natural gas. In January 2001, PTT was billed for the 2000 "take-or-pay" obligation, of which the Company's share is approximately $72 million. Under the terms of the contract, PTT was obligated to pay this amount by March 1, 2001. The obligation remains outstanding, but the Company expects to receive full payment.

In Indonesia, the Company has received approval from Pertamina to develop the deepwater West Seno and Merah Besar fields. The Company expects first production from West Seno in late 2002. In 2001, the Company plans to focus on oil exploration in five prospects, with four of those prospects located in the vicinity of the West Seno and Merah Besar oil discoveries.

In Brazil, the Company expects to participate in its first exploration well offshore in Block BES-2 in 2001. The Company also expects to close the transaction governing its participation in the Pescada-Arabaiana oil and gas project in the Potiguar basin, offshore Brazil in 2001.

In Gabon, a drilling program is expected to start in 2001 and the Company expects to spud the first offshore well in the first half of 2001.

The Company owns varying interests in natural gas storage facilities in Texas and west-central Canada. Construction of the Keystone Gas Storage Project in West Texas is proceeding on schedule. The project is slated to begin storage operations early in 2002 with initial storage capacity of 3 billion cubic feet
(bcf). The Company holds a 100 percent interest in the project. The Company, through its wholly-owned Unocal Canada Limited subsidiary, owns a 94 percent interest in the 44 bcf capacity Aitken Creek gas storage facility in British Columbia. This facility is currently being expanded to 52 bcf of storage capacity and 500 mmcf/d deliverability.

As of December 31, 2000, the Company's Indonesian Geothermal business unit had a gross receivable balance of approximately $286 million. Approximately $118 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $115 million represented past due amounts and accrued interest resulting from partial payments for March 1998 through December 2000. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $168 million primarily related to Salak electric generating Units 4, 5 and 6. Provisions covering portions of these receivables were recorded in 1998, 1999 and 2000. The Company continues to pursue collection of the outstanding receivables.

Operations at Molycorp's molybdenum and lanthanide facilities, part of the Carbon and Minerals business unit, are planned to continue with the mills operating periodically to maintain inventory levels and to meet customer demand. This operating plan will continue until it is determined that continuous milling operations are appropriate. Lanthanide prices to date in 2001 are higher than they were in 2000.

In 2001, the Company will continue its remediation efforts at various sites. For remediation work expected to be performed in 2001, provisions for which are included in the Company's environmental reserve, the amount of cash expenditures is expected to be approximately $125 million.

Although the Company sold its agricultural products business in 2000, it retained an interest in the form of possible future participation payments. This participation agreement could have a value if agricultural products (ammonia and urea) commodity prices rise above pre-determined levels over the next six years.

In February 2001, the United States Supreme Court declined to review a March 2000 decision of the Court of Appeals for the Federal Circuit that had upheld the validity of the first of the Company's five reformulated motor gasolines patents. Following a 1997 trial in the U.S. District Court for the Central District of California, a jury had found the patent (No. 5,288,393, issued in 1994) was valid and that the six defendant companies had infringed the patent with respect to 1.19 billion gallons, or 29.1 percent of the total California reformulated gasoline manufactured by the defendants from March through July 1996. The jury also awarded the Company 5-3/4 cents per infringing gallon in damages for this period. In June 2000, the Company received $91 million for the five-month period, which included interest and attorney's fees. The Company will now ask the District Court to implement an earlier order for the defendant companies to provide an accounting of their infringement of the "393" patent since the five-month period covered by the trial.

Between 1997 and 2000, the Company received four additional patents that were an outgrowth of its original research and supplemented the claims of the original "393" patent. The Company believes that its patented formulations provide refiners and blenders with a cost-effective way of meeting California and Federal standards for cleaner-burning gasolines. The patents are most useful during the "summer" gasoline periods when refiners manufacture gasolines with lower Reid Vapor Pressure. The Company has stated its interest in negotiating with refiners, blenders and importers on licensing agreements for the patents. While potential revenues cannot be determined without completed licensing agreements and information on infringement rates, the Company estimates that it could realize $75-$150 million per year from royalties, based on current analyses. In this regard, two Washington, D.C., law firms, acting on behalf of unnamed parties, have recently asked the U.S. Patent and Trademark Office to reexamine the Company's "393" patent and one of the four subsequent patents (No. 5,837,126, issued in 1998). Although Unocal believes it unlikely, an adverse decision in either of these reviews could diminish the value of the patents involved.

                            FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended by FAS No. 137 and FAS No. 138. FAS 133 requires the Company to record all derivatives on the balance sheet at fair value commencing with the first quarter of 2001. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. In the first quarter of 2001, the Company will record a one-time after-tax charge for the initial adoption of FAS 133 totaling $1 million in its income statement and will record an unrealized after-tax loss of $59 million in other accumulated comprehensive income for the quarter ending March 31, 2001.

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

While such forward-looking statements are made in good faith, forward-looking statements and their underlying assumptions are by their nature subject to certain risks and uncertainties and their outcomes will be influenced by various operating, market, economic, competitive, credit, environmental, legal and political factors. Certain of such factors, set forth elsewhere in this report, are important factors that could cause actual results to differ materially from those expressed in the forward-looking statements. See the discussions of the anticipated reduction in the Company's natural gas production and its anticipated commencement of crude oil production from the Gulf of Thailand under "Exploration and Production -- International -- Thailand" on page 12 and under "Outlook" on page 45; the discussions of the unpaid "take-or-pay" obligation for 2000 due from PTT for natural gas produced from the Yadana field under "Exploration and Production -- International -- Myanmar" on page 13, under "Outlook" on page 45 and under "Concentrations of credit risk" in note 27 to the consolidated financial statements on page 90; the discussion of the effort by the Company's Philippine Geothermal, Inc., subsidiary to settle a contract dispute under "Geothermal and Power Operations" on page 17; the discussions of the reduced levels of mining activities of the Company's Molycorp, Inc., subsidiary under "Carbon and Minerals" on page 18 and under "Outlook" on page 45; the discussions under "Competition" on page 18 and under "Government Regulations" and "Environmental Regulations" on page 19; the discussions of certain material pending or threatened lawsuits and claims, including tax matters, under "Item 3 -- Legal Proceedings" on pages 20 through 23 and in note 19 to the consolidated financial statements on pages 79 and 80, which note also includes a discussion of certain other material contingent liabilities and commitments; the presentation and discussion of the Company's estimated 2001 capital expenditures under "Financial Condition -- Capital Expenditures" on page 39; the discussion of the anticipated adequacy of the Company's cash resources in 2001 under "Financial Condition -- Other Financing Activities" on page
41; the discussions of reserves for and possible additional costs of remediation and other environment-related expenditures and expenses under "Environmental Matters" on pages 41 through 43 and in notes 18 and 19 to the consolidated financial statements on pages 78 and 79; the discussion of the anticipated volatility of energy prices in 2001 under "Outlook" on page 44; the discussions of the Company's five-year obligation under the lease of the Discoverer Spirit drill ship under "Outlook" on page 44, in note 5 the consolidated financial statements on page 66 and under "Other Matters" in note 19 consolidated financial statements on page 80; the discussions of the outstanding accounts receivable related to the Company's Indonesian geothermal operations under "Outlook" on page 45 and under "Concentrations of credit risks" in note 27 to the consolidated financial statements on page 91; the discussion of the outcome of a legal proceeding involving one the Company's five patents for formulations of cleaner-burning gasolines, the estimated revenue stream available from the potential licensing of the patents and the risks thereto, including re-examinations recently requested of two of the patents, under "Outlook" on page 46; and the discussions of the risks associated with the Company's use of derivative financial instruments in its hedging and trading activities under "Item 7A -- Quantitative and Qualitative Disclosures about Market Risk" on pages 50 and 51 and in note 27 to the consolidated financial statements on pages 87 through 91.

Set forth below are additional important factors (but not necessarily all of such factors) that could cause actual results to differ materially from those expressed in the forward-looking statements.

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

The exploration for oil and gas is a high-risk business in which significant numbers of dry holes and high associated costs can be incurred in the processes of seeking commercial discoveries. The Company's exploration and production activities also are subject to all of the physical risks and uncertainties normally associated with such activities, including, but not limited to, such hazards as explosions, fires, blowouts, leaks and spills, some of which may be very difficult and expensive to control and/or remediate, and damages from hurricanes, typhoons, monsoons and other severe weather conditions.

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

A significant portion of the Company's expectation for future oil and gas development involves large projects, primarily offshore in increasingly deeper waters. The timing and amounts of production from such projects will be dependent upon, among other things, the formulation of development plans and their approval by foreign governmental authorities and other working interest partners, the receipt of necessary permits and other approvals from governmental agencies, the obtaining of adequate financing, either internally or externally, the availability, costs and performance of drilling rigs and other equipment, and the timely construction of platforms, pipelines and other necessary infrastructure by specialized contractors.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at December 31, 2000. Assuming a ten percent decrease in the Company's weighted average borrowing costs at December 31, 2000 and December 31, 1999, respectively, the potential increase in the fair value of the Company's debt obligations and associated interest rate derivative instruments, including the Company's net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $103 million at December 31, 2000 and $116 million at December 31, 1999.

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

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At December 31, 2000, the Company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge its debt and other local currency obligations in Canada, Thailand and The Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position related to its outstanding foreign currency swaps and forward contracts. Assuming an adverse change of ten percent in foreign exchange rates at December 31, 2000, the potential decrease in fair value of the Company's foreign currency forward contracts, foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $11 million at December 31, 2000. At year-end 1999, the Company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge some of its debt and other local currency obligations in Canada, Thailand and The Netherlands. Assuming an adverse change of ten percent in foreign exchange rates at year-end 1999, the potential decrease in fair value of the Company's foreign currency forward contracts, including the Company's net interests in the foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $15 million at December 31, 1999.

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

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon historical data and uses a three-day time interval with a 97.5-percent confidence level. The model includes offsetting physical positions for hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for purposes other than trading was approximately $12 million at December 31, 2000 and approximately $6 million at December 31, 1999. The value at risk related to hydrocarbon derivatives held for trading purposes was approximately $13 million at December 31, 2000 and approximately $4 million at December 31, 1999.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements and Financial Statement Schedule

                                                                                              Page
                                                                                              ----
Report on Management's Responsibilities                                                        55

Report of Independent Accountants                                                              56

Financial Statements

     Consolidated Earnings                                                                     57
     Consolidated Balance Sheet                                                                58
     Consolidated Cash Flows                                                                   59
     Consolidated Stockholders' Equity and Comprehensive Income                                60
     Notes to Consolidated Financial Statements                                                61

Supplemental Information

     Quarterly Financial Data                                                                  104
     Oil and Gas Financial Data                                                                106
     Oil and Gas Reserve Data                                                                  110
     Present Values of Future Net Cash Flows Related
          To Proved Oil and Gas Reserves                                                       113
     Selected Financial Data                                                                   116
     Operating Summary                                                                         118

Supporting Financial Statement Schedule covered
   By the Foregoing Report of Independent Accountants:
   Schedule II - Valuation and Qualifying Accounts and Reserves                                123

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

Charles R. Williamson      Timothy H. Ling         Terry G. Dallas                   Joe D. Cecil
Chief Executive Officer    President and Chief     Executive Vice President and      Vice President and
                           Operating Officer       Chief Financial Officer           Comptroller

March 16, 2001

REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

To the Stockholders of Unocal Corporation:

We have audited the accompanying consolidated balance sheets of Unocal Corporation and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2000 and the related financial statement schedule. These financial statements and financial statement schedule are the responsibility of Unocal Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, which appear on pages 57 through 108 of this Annual Report on Form 10-K, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth, when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
February 14, 2001
Los Angeles, California

CONSOLIDATED EARNINGS                                                                       UNOCAL CORPORATION

                                                                                   Years ended December 31,
                                                                           -----------------------------------
Millions of dollars except per share amounts                                      2000        1999       1998
--------------------------------------------------------------------------------------------------------------
Revenues

Sales and operating revenues                                                   $ 8,914     $ 5,842    $ 4,627
Interest, dividends and miscellaneous income                                       203         105        169
Gain on sales of assets                                                             85          14        211
--------------------------------------------------------------------------------------------------------------
      Total revenues                                                             9,202       5,961      5,007
Costs and other deductions
Crude oil, natural gas and product purchases                                     5,158       3,296      2,036
Operating expense                                                                1,200         952      1,171
Selling, administrative and general expense                                        129         135        130
Depreciation, depletion and amortization                                           971         818        849
Dry hole costs                                                                     156         148        184
Exploration expense                                                                175         176        203
Interest expense (a)                                                               210         199        177
Property and other operating taxes                                                  68          50         52
Distributions on convertible preferred securities of subsidiary trust               33          33         33
--------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                           8,100       5,807      4,835

Earnings from equity investments                                                   134          96         96
--------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests                                         1,236         250        268
--------------------------------------------------------------------------------------------------------------
Income taxes                                                                       497         121        168
Minority interests                                                                  16          16          7
--------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                                723         113         93
Discontinued operations
  Agricultural products
     Earnings (loss) from operations (b)                                             -         (1)         37
     Gain on disposal (c)                                                           37           -          -
  Refining, marketing and transportation
     Gain on disposal (d)                                                            -          25          -
--------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                               37          24         37
--------------------------------------------------------------------------------------------------------------
      Net earnings                                                             $   760     $   137    $   130
==============================================================================================================

Basic earnings per share of common stock:
      Continuing operations                                                    $  2.98     $  0.47    $  0.39
      Net earnings                                                             $  3.13     $  0.57    $  0.54

Diluted earnings per share of common stock:
      Continuing operations                                                    $  2.93     $  0.46    $  0.39
      Net earnings                                                             $  3.08     $  0.56    $  0.54
==============================================================================================================
(a)  Net of capitalized interest of:                                           $   (13)    $   (16)   $   (26)
(b)  Net of tax expense (benefit) of:                                                -     $    (5)   $     7
(c)  Net of tax expense of:                                                    $    18           -          -
(d)  Net of tax expense of:                                                          -     $    14          -


CONSOLIDATED BALANCE SHEET                                                                   UNOCAL CORPORATION


                                                                                               At December 31,
                                                                                          -------------------------
Millions of dollars                                                                           2000            1999
-------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                               $   235             332
   Accounts and notes receivable                                                             1,299             994
   Inventories                                                                                  88             179
   Deferred income taxes                                                                       155             100
   Other current assets                                                                         25              26
------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                   1,802           1,631
Investments and long-term receivables                                                        1,379           1,264
Properties - net                                                                             6,433           5,980
Deferred income taxes                                                                          231              16
Other assets                                                                                   165              76
------------------------------------------------------------------------------------------------------------------
      Total assets                                                                         $10,010          $8,967
==================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                                        $ 1,022          $  979
   Taxes payable                                                                               282             192
   Interest payable                                                                             55              62
   Current portion of environmental liabilities                                                124             100
   Current portion of long-term debt and capital leases                                        114               1
   Other current liabilities                                                                   248             225
------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                              1,845           1,559
Long-term debt and capital leases                                                            2,392           2,853
Deferred income taxes                                                                          618             230
Accrued abandonment, restoration and environmental liabilities                                 554             567
Other deferred credits and liabilities                                                         968             620
Minority interests                                                                             392             432

Company-obligated mandatorily redeemable convertible preferred securities of a
   subsidiary trust holding solely parent debentures                                           522             522

Common stock ($1 par value, shares authorized: 750,000,000 (a))                                254             253
Capital in excess of par value                                                                 522             493
Unearned portion of restricted stock issued                                                    (21)            (20)
Retained earnings                                                                            2,468           1,902
Accumulated other comprehensive income (loss)                                                  (53)            (33)
Notes receivable - key employees                                                               (40)              -
Treasury stock - at cost (b)                                                                  (411)           (411)
------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                             2,719           2,184
------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                        $10,010          $8,967
==================================================================================================================
(a)  Number of shares outstanding                                                      243,044,589     242,441,246
(b)  Number of shares                                                                   10,622,784      10,622,778

The company follows the successful efforts method of accounting for its oil and gas activities.


CONSOLIDATED CASH FLOWS                                                    UNOCAL CORPORATION


                                                                        Years ended December 31,
                                                                   ---------------------------------
Millions of dollars                                                      2000       1999       1998
----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                           $  760    $   137      $  130
Adjustments to reconcile net earnings to
   net cash provided by operating activities
      Depreciation, depletion and amortization                            971        833         867
      Dry hole costs                                                      156        148         184
      Deferred income taxes                                                17        (58)        (72)
      Gain on sales of assets (pre-tax)                                   (85)       (14)       (211)
      Gain on disposal of discontinued operations (pre-tax)               (23)       (39)          -
      Other                                                               189       (117)         35
      Working capital and other changes related to operations
         Accounts and notes receivable                                   (389)      (173)         42
         Inventories                                                       24          -          (7)
         Accounts payable                                                  91        234         (76)
         Taxes payable                                                     92        (68)        134
         Other                                                           (135)       143         (23)
----------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                   1,668      1,026       1,003
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                      (1,302)    (1,171)     (1,704)
   Major acquisitions                                                    (318)      (205)          -
   Proceeds from sales of assets                                          284        207         435
   Proceeds from sale of discontinued operations                          267         31           -
----------------------------------------------------------------------------------------------------
            Net cash used in investing activities                      (1,069)    (1,138)     (1,269)
----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                                   7         24           5
   Long-term borrowings                                                     -        862         891
   Reduction of long-term debt and capital lease obligations             (453)      (718)       (472)
   Dividends paid on common stock                                        (194)      (194)       (193)
   Loans to key employees                                                 (32)         -           -
   Repurchases of common stock                                              -          -         (48)
   Minority interests                                                     (25)       233         (10)
   Other                                                                    1         (1)         (7)
----------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities             (696)       206         166
----------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                          (97)        94        (100)
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                            332        238         338
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  235    $   332      $  238
====================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest (net of amount capitalized)                              $  221    $   196      $  182
     Income taxes (net of refunds)                                     $  374    $   197      $  172

                        See Notes to the Consolidated Financial Statements.

CONSOLIDATED STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

Millions of dollars except per share amounts                                         2000        1999        1998
--------------------------------------------------------------------------------------------------------------------
Common stock
   Balance at beginning of year                                                    $  253      $  252      $  252
   Issuance of common stock                                                             1           1           -
-----------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                          254         253         252
Capital in excess of par value
   Balance at beginning of year                                                       493         460         452
   Issuance of common stock                                                            29          33           8
-----------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                          522         493         460
Unearned portion of restricted stock and options issued
   Balance at beginning of year                                                       (20)        (24)        (31)
   Issuance of restricted stock and options                                           (12)         (5)         (3)
   Amortization of stock and options                                                   11           9          10
-----------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                          (21)        (20)        (24)
Retained earnings
   Balance at beginning of year                                                     1,902       1,959       2,021
   Net earnings for year                                                              760         137         130
   Cash dividends declared on common stock ($0.80 per share)                         (194)       (194)       (192)
-----------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                        2,468       1,902       1,959
Treasury stock
   Balance at beginning of year                                                      (411)       (411)       (362)
   Purchased at cost                                                                    -           -         (49)
-----------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                         (411)       (411)       (411)
Notes receivable - key employees
   Balance at beginning of year                                                         -           -           -
   Issuance of loans to key employees                                                 (40)          -           -
-----------------------------------------------------------------------------------------------------------------
      Balance at end of year                                                          (40)          -           -
Accumulated other comprehensive income (loss)
   Balance at beginning of year                                                       (33)        (34)        (18)
   Foreign currency translation adjustments                                           (20)          -          (7)
   Minimum pension liability adjustment                                                 -           1          (9)
-----------------------------------------------------------------------------------------------------------------
      Balance at end of year (a)                                                      (53)        (33)        (34)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        $ 2,719     $ 2,184     $ 2,202
=================================================================================================================

(a) At year-end 2000, other comprehensive loss was comprised of unrealized currency translation losses of $45 million and minimum pension liability adjustment of $8 million. Year-end 1999, other comprehensive loss consisted of unrealized currency translation losses of $25 million and minimum pension liability adjustment of $8 million. Year-end 1998, other comprehensive loss consisted of unrealized currency translation losses of $25 million and minimum pension liability adjustment of $9 million.

Comprehensive Income

Millions of dollars                                                                    2000        1999        1998
--------------------------------------------------------------------------------------------------------------------
   Net income                                                                        $  760      $  137      $  130
   Unrealized foreign currency translation adjustments (no tax effect)                  (20)          -          (7)
   Minimum pension liability adjustment (a)                                               -           1          (9)
-------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                           $  740      $  138      $  114
===================================================================================================================

(a) There was no tax effect in 1999.  The tax effect was $5 million in 1998.

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

The consolidated financial statements of the Company include the accounts of subsidiaries in which a controlling interest is held. Investments in entities without a controlling interest are accounted for by the equity method. Under the equity method, the investments are stated at cost plus the Company's equity in undistributed earnings and losses after acquisition. Income taxes estimated to be payable when earnings are distributed are included in deferred income taxes.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent liabilities as of the financial statement date and the amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenues associated with sales of crude oil, natural gas and other products are recorded when title passes to the customer. Natural gas sales revenues from properties in which the Company has an interest with other producers are recognized on the basis of Unocal's working interest ("entitlement" method of accounting).

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

Impairment of Assets - Oil and gas producing properties are regularly assessed for possible impairment, generally on a field-by-field basis where applicable, using the estimated undiscounted future cash flows of each field. Generally, impairment loss is charged to depreciation, depletion and amortization expense when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field.

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

From time to time, the Company may purchase interest rate options to protect its interest rate positions. These purchases are designated as hedges of future transactions and gains or losses on the options are deferred until the underlying transactions occur. Option costs are recognized as part of the underlying transactions unless the transactions do not occur, at which time the option costs are recognized in earnings. Related cash flows are presented in the operating activities section of the consolidated cash flows statement.

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

Commodities - The Company uses hydrocarbon derivative financial instruments (hydrocarbon derivatives) such as futures, swaps, and options to mitigate the Company's overall exposure to fluctuations in hydrocarbon commodity prices. The Company also pursues outright pricing positions using derivatives. Derivatives related to the enterprise's general risk management and trading activities are marked to market, and gains and losses are recognized on a current basis in the Company's operating revenues. Net related counterparty amounts are included in accounts receivable.

The Company may use derivatives to hedge portions of an operating group's designated future crude oil or natural gas production against price exposures. The Company may also use derivatives to hedge certain firm delivery commitments. These derivatives are designated as hedges for accounting purposes. To qualify for hedge accounting the item must be designated as a hedge at the inception of the derivative contract, the hedged item must expose the Company to price risk, the derivative must reduce the Company's price risk exposure, and there must be a high correlation of changes in the fair value of the derivative and the fair value of the underlying item being hedged. Gains or losses in the fair value of the derivative are deferred and recognized as part of the underlying commodity revenue when the designated item is sold, extinguished or terminated. If a designated transaction is no longer expected to occur or if correlation no longer exists, then a gain or loss is recognized to the extent the future results are not offset by the changes on the hedged item since the inception of the hedge. Net related counterparty amounts are included in accounts receivable. Cash flows related to derivative contracts settled during the period are reported in the operating activities section of the consolidated cash flows statement.

Stock-Based Compensation - The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation", allows companies to record stock-based employee compensation plans at fair value. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25, but complies with the required disclosures under FAS No. 123 (see note 25 on pages 84 through 86).

Earnings Per Share - Basic earnings per share (EPS) was computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the denominator was increased to include the number of common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator was also adjusted for convertible securities by adding back any convertible preferred distributions. Each group of potential dilutive common shares must be ranked and included in the diluted EPS calculation by first including the most dilutive, then the next dilutive, and so on, to the least dilutive shares. The process stops when the resulting diluted EPS is the lowest figure obtainable.

Capitalized Interest - Interest is capitalized on certain construction and development projects as part of the costs of the assets.

Other - The Company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less.

Certain items in prior year financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2 - ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 was effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. FAS 133 requires that all derivative instruments be recorded at fair value on the balance sheet. Changes in the fair value of derivatives are required to be recorded each period in earnings or other comprehensive income, depending upon the type of hedging transaction and the hedge effectiveness. In June 1999, the FASB issued FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". FAS 137 postponed the effective date of FAS No. 133 from all fiscal quarters with fiscal years beginning after June 15, 1999 to all fiscal quarters with fiscal years beginning after June 15, 2000. In June 2000, the FASB issued FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An amendment of FASB Statement No. 133". FAS 138 addresses a limited number of issues which caused implementation difficulties for entities that applied FAS 133. This statement also amended FAS 133 for decisions made by the FASB relating to its Derivatives Implementation Group's (DIG) process. The DIG group is responsible for fielding various FAS 133 implementation issues, reaching tentative conclusions, and then clearing those conclusions with the FASB. Once the DIG issues have been cleared by the FASB, they become the official position of the FASB.

The Company will adopt FAS 133 in the first quarter of 2001 and will record a one-time after-tax charge for the initial adoption totaling approximately $1 million in its income statement and an unrealized after-tax loss of $59 million in other accumulated comprehensive income on the balance sheet.

NOTE 3 - ASSET ACQUISITIONS AND EXCHANGES

The Company, in 2000, acquired, for approximately $157 million, additional interests in the Makassar Strait and Rapak Production Sharing Contract (PSC) areas located offshore East Kalimantan, Indonesia. The Company increased its working interests to 90 percent and 80 percent in the Makassar Strait and Rapak PSCs, respectively. The Makassar Strait PSC area is the location of the West Seno oil and gas field and a portion of the Merah Besar discovery, which have been approved for development by Pertamina, the state-owned oil and gas company. The Rapak PSC area is adjacent to the Makassar Strait PSC area.

In 2000, the Company acquired, for a cash cost of approximately $161 million, the remaining outstanding 23 million common shares of Northrock Resources Ltd. (Northrock), a Canadian oil and gas exploration and production company. The Company had acquired an approximate 48 percent controlling interest in Northrock during 1999 for approximately $205 million.

The Company completed the merger of its oil and gas exploration and production assets in the Permian and San Juan basins with Titan Exploration, Inc. (Titan) in 2000, when its Pure Resources, Inc. (Pure), subsidiary acquired all of the outstanding common shares of Titan. Titan stockholders received .4302314 shares of Pure common stock for each share of Titan common stock. The new publicly traded company has approximately 50 million common shares outstanding. Unocal now holds 32.7 million shares, or approximately 65 percent, of Pure, while the remaining shares are publicly held. Pure's acquisition of Titan was accounted for as a purchase and the Company is fully consolidating the financial and operating results of Pure. As a result of these transactions, the Company recorded a $66 million pre-tax ($42 million after-tax) gain.

In the first quarter of 2000, the Company's Spirit Energy Partners, L.P. (partnership) acquired interests from another company in 12 proven properties and nine offshore platforms located in the shelf area of the Gulf of Mexico. The partnership is an entity formed by Unocal to acquire producing properties in existing areas of operations. The Company and its partner each contributed $27 million to the partnership for the purchase of the properties. The partnership also secured outside financing for the purchase. The Company's non-controlling 50 percent interest is accounted for using the equity method.

NOTE 4 - DISPOSITIONS OF ASSETS

In 2000, cash proceeds received from asset sales totaled $284 million, with pre-tax gains of $85 million. The proceeds included: $80 million from the sale of the Company's graphite business, with a pre-tax gain of $12 million; $71 million from the sale of the Agrium, Inc. (Agrium) securities received as part of the consideration in the sale of the agricultural business, with a pre-tax loss of $6 million; $98 million from oil and gas properties, with a pre-tax gain of $3 million; and $35 million in real estate and other assets, with a pre-tax gain of $10 million.

In 2000, cash proceeds received from the sale of discontinued operations totaled $267 million, with $242 million (net of closing costs) received from the sale of the agricultural products business and $25 million received from Tosco Corporation (Tosco) associated with a participation agreement involving certain gasoline margins related to the 1997 sale of the Company's former West Coast refining, marketing and transportation assets. The Company recorded a $23 million pre-tax gain on the sale of the agricultural products business. The gain related to the Tosco amount was recorded in 1999 at the time the agreement was reached.

Proceeds received from asset sales and discontinued operations during 1999 totaled $238 million, with pre-tax gains of $53 million. Proceeds from the sale of the Company's interest in a geothermal production operation in Northern California were $101 million, with a pre-tax loss of $16 million. The sale of certain oil and gas assets generated proceeds of $29 million and a pre-tax gain of $3 million. The sale of certain real estate assets generated proceeds of $77 million and a pre-tax gain of $27 million. Also included in proceeds was the receipt of $31 million associated with the refining, marketing and transportation participation agreement. The entire proceeds related to the participation agreement received at the end of 1999 and the beginning of 2000 were recorded as a pre-tax gain of $56 million in 1999, which was partially offset by a $17 million pre-tax loss adjustment related to the sale of the refining, marketing and transportation business.

During 1998, the Company received proceeds totaling $435 million from the sale of assets and recorded a total pre-tax gain of $211 million. Of the total proceeds, $261 million were from the sale of Tarragon Oil and Gas Limited (Tarragon) common stock and debentures acquired in exchange for the Company's Alberta, Canada, exploration and production assets. The asset exchange and subsequent sale of the Tarragon securities resulted in a total pre-tax gain of $155 million. The Company received proceeds of $52 million from the sale of its interests in the Alliance Pipeline project and recorded a pretax gain of $8 million. Proceeds of $34 million from the sale of the Company's Oklahoma oil and gas properties resulted in a pre-tax gain of $22 million. Proceeds from the sale of other U.S. oil and gas assets and miscellaneous real estate assets were $88 million, with pre-tax gains of $26 million.

NOTE 5 - LEASE RENTAL OBLIGATIONS

The Company has operating leases for drilling rig contracts, office space and other property and equipment having initial or remaining noncancelable lease terms in excess of one year.

Future minimum rental payments for operating leases at December 31, 2000 were as follows:

          Millions of dollars
          ----------------------------------------------------------------------------------
          2001                                                                           179
          2002                                                                           134
          2003                                                                           112
          2004                                                                           103
          2005                                                                            81
          Balance                                                                         50
          ----------------------------------------------------------------------------------
             Total minimum lease rental payments                                      $  659
          ==================================================================================

The preceding table includes approximately $361 million in future payments remaining on the Company's five-year rental of the Discoverer Spirit drillship.

Net operating lease rental expense for continuing operations was as follows:

     Millions of dollars                                        2000        1999        1998
     ---------------------------------------------------------------------------------------
     Fixed rentals                                            $   58      $   60      $   53
     Contingent rentals (based primarily on sales and usage)       1           7           8
     Sublease rental income                                       (4)         (4)         (5)
     ---------------------------------------------------------------------------------------
        Net rental expense                                    $   55      $   63      $   56
     =======================================================================================

NOTE 6 - IMPAIRMENT OF ASSETS

The Company, as part of its regular assessment, reviewed its oil and gas properties, mining facilities and other long-lived assets in 2000 for possible impairment. The Company recorded pre-tax charges of $13 million to depreciation, depletion and amortization expense for the impairment of certain U.S. Lower 48 oil and gas properties. The Company's Molycorp, Inc. (Molycorp), subsidiary recorded pre-tax charges of $53 million for the impairment of the Questa, New Mexico, molybdenum mining operation, substantially all of which was recorded in depreciation, depletion and amortization expense.

In 1999, the Company recorded pre-tax charges of $23 million to depreciation, depletion and amortization expense for the impairment of certain U.S. Lower 48 oil and gas properties.

In 1998, the Company recorded pre-tax charges of $66 million to depreciation, depletion and amortization expense for the impairment of certain U.S. Lower 48, Alaska and International oil and gas properties. The Company recorded a pre-tax charge of $2 million to earnings from equity investments for impairment related to an equity investment in a U.S. oil and gas company. A pre-tax charge of $29 million was also recorded to depreciation, depletion and amortization expense for the impairment of the Mountain Pass, California, mining operations of the Company's Molycorp subsidiary.

NOTE 7 - RESTRUCTURING COSTS

In the first quarter of 2000, the Company adopted a restructuring plan that resulted in the accrual of a $17 million pre-tax restructuring charge. This amount included the estimated costs of terminating approximately 195 employees. The plan involves the simplifying of the organizational structures to align them with the Company's portfolio requirements and business needs, along with the creation of a new organizational structure for part of the Company's U.S. Lower 48 oil and gas operations.

Approximately 125 of the affected employees were from various exploration and production business units and 70 were from other organizations, including corporate staff. The restructuring charge included approximately $17 million for termination costs to be paid to the employees over time, approximately $2 million for outplacement and other costs and a net reduction in pension and post retirement expenses of $2 million. The charge was recorded in selling, administrative and general expense on the consolidated earnings statement. At December 31, 2000, 167 employees (87 percent) had been terminated or had received termination notices as a result of the plan. The amount of unpaid benefits remaining on the consolidated balance sheet at December 31, 2000 was $5 million. No material changes are expected in the costs accrued for the plan and no adjustments to the liability have been made to date.

Restructuring plans adopted in the fourth quarter of 1998 and the second quarter of 1999 were completed at December 31, 2000.

NOTE 8 - INCOME TAXES

The components of the income tax provision for continuing operations were as follows:

          Millions of dollars                                               2000        1999        1998
          -----------------------------------------------------------------------------------------------
          Earnings (loss) from continuing operations before
            income taxes and minority interests (a)
             United States                                              $    618     $  (107)   $   (257)
             Foreign                                                         618         357         525
          ----------------------------------------------------------------------------------------------
          Earnings from continuing operations before
            income taxes and minority interests                         $  1,236     $   250    $    268
          ----------------------------------------------------------------------------------------------
          Income taxes
             Current
                Federal                                                 $     43     $    15    $    (39)
                State                                                         20           7           5
                Foreign                                                      374         163         274
          ----------------------------------------------------------------------------------------------
                      Total current taxes                                    437         185         240
             Deferred
                Federal                                                      155        (118)       (137)
                State                                                         (2)         (5)         (4)
                Foreign                                                      (93)         59          69
          ----------------------------------------------------------------------------------------------
                      Total deferred taxes                                    60         (64)        (72)
          ----------------------------------------------------------------------------------------------
          Total income taxes                                            $    497     $   121    $    168
          ==============================================================================================

          (a) Amounts attributable to the Corporate and Unallocated segment are allocated.


The following table is a reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the consolidated earnings statement.

          Millions of dollars                                              2000        1999        1998
          ----------------------------------------------------------------------------------------------
          Federal statutory rate                                             35%         35%         35%

          Taxes on earnings from continuing operations before
             minority interests at statutory rate                          $433        $ 88        $ 94
          Taxes on foreign earnings in excess of statutory rate              23          50          89
          Provision for prior year income tax issues                         28           -           -
          Dividend exclusion                                                (16)        (15)        (14)
          Other                                                              29          (2)         (1)
          ---------------------------------------------------------------------------------------------
                       Total                                               $497        $121        $168
          =============================================================================================

The significant components of deferred income tax assets and liabilities included in the consolidated balance sheet at December 31, 2000 and 1999 were as follows:

          Millions of dollars                                            2000       1999
          --------------------------------------------------------------------------------
          Deferred tax assets (liabilities):
           Depreciation, depletion and intangible drilling costs        $(863)      $(711)
           Pension assets                                                (173)       (170)
           Other deferred tax liabilities                                (242)       (247)
           Exploratory costs                                              315         270
           Federal AMT and other tax credits                               99         214
           Future abandonment costs                                       131         132
           Litigation and environmental costs                             109         104
           Postretirement benefit costs                                    88          84
           Forward sales of crude oil and gas                              36          81
           Price risk management activities                                66           5
           Other deferred tax assets                                      202         130
           Valuation allowance                                              -          (6)
          --------------------------------------------------------------------------------
             Total deferred tax assets (liabilities)                    $(232)      $(114)
          ================================================================================

No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. If distributed, no additional U.S. tax is expected due to the availability of foreign tax credits. The undistributed earnings for tax purposes, excluding previously taxed earnings, were estimated at $1.9 billion as of December 31, 2000.

The Company estimates that approximately $167 million of unused foreign tax credits will be available after the filing of the 2000 consolidated tax return, with various expiration dates through the year 2005. No deferred tax asset for these foreign credits has been recognized for financial statement purposes. The federal alternative minimum tax credits are available to reduce future U.S. federal income taxes on an indefinite basis. At December 31, 2000, the Company's Pure subsidiary had net operating loss carryforwards of approximately $70 million which are available to offset future taxable income of Pure. The loss carryforwards begin to expire in 2011 and the tax effect of those carryforwards are included in other deferred tax assets.

NOTE 9 - DISCONTINUED OPERATIONS

The results of discontinued operations and related effect per common share are summarized below:

                                                                                 Years ended December 31,
                                                                              ------------------------------
Millions of dollars                                                              2000      1999        1998
------------------------------------------------------------------------------------------------------------
Revenues                                                                      $     -    $   313     $   376
Total costs and other deductions                                                    -        319         332
------------------------------------------------------------------------------------------------------------
Earnings (loss) from discontinued operations before income taxes                    -         (6)         44
Income taxes (benefits)                                                             -         (5)          7
------------------------------------------------------------------------------------------------------------
     Earnings (loss) from discontinued operations (a)                               -         (1)         37
Gain on disposal before income taxes                                               55         39           -
Income taxes                                                                       18         14           -
------------------------------------------------------------------------------------------------------------
     Gain on disposal (b)                                                          37         25           -
------------------------------------------------------------------------------------------------------------
     Total earnings from discontinued operations                              $    37    $    24     $    37
============================================================================================================
Basic earnings per common share:
    Earnings from discontinued operations (a)                                 $     -    $     -     $  0.15
    Gain on disposal (b)                                                         0.15       0.10           -
------------------------------------------------------------------------------------------------------------
        Basic earnings per common share                                       $  0.15    $  0.10     $  0.15
============================================================================================================
Diluted earnings per common share:
    Earnings from discontinued operations (a)                                 $     -    $     -     $  0.15
    Gain on disposal (b)                                                         0.15       0.10           -
-------------------------------------------------------------------------------------------------------------
        Diluted earnings per common share                                     $  0.15    $  0.10     $  0.15
=============================================================================================================

(a)  Earnings (loss) attributable to the agricultural products business.

(b) Gain on disposal in 2000 is exclusively related to the agricultural products business and the gain on disposal in 1999 is exclusively related to the refining, marketing and transportation business.

In September 2000, the Company completed the sale of its agricultural products business to Agrium for approximately $323 million. The Company, in accordance with APB Opinion No. 30, "Reporting the Results of Operations - Reporting the effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", reclassified the business unit as a discontinued operation at the end of 1999. Net proceeds received from the sale totaled approximately $242 million in cash. The Company also received $50 million principal amount of Agrium junior convertible subordinated debentures and approximately 2.6 million shares of Agrium common stock, which were valued at approximately $27 million at the close of the sale. The Company recorded a pre-tax gain of $55 million ($37 million after-tax) on the disposal of the business. The gain included $32 million pre-tax ($23 million after-tax) from the results of operations up to the sale date, which was an increase from 1999 primarily due to higher agricultural products commodity prices. The consolidated balance sheets for the current and prior periods have not been restated. Cash flows related to discontinued operations have not been segregated on the consolidated statements of cash flows. Consequently, amounts shown on the consolidated earnings statement may not agree with certain captions on the consolidated statements of cash flows.

In 1999, the Company recorded a pre-tax gain of $39 million ($25 million after-tax) related to its West Coast refining, marketing and transportation assets, which were sold in 1997. The pre-tax gain included a partial settlement with Tosco on the $250 million participation agreement regarding increased refining premiums and gasoline marketing margins. The Company recorded approximately a pre-tax gain of $56 million ($36 million after-tax) with respect to contingency payments involving retail gasoline margins. The settlement portion did not include potential payments with respect to the difference in margins between California reformulated gasoline and conventional gasoline, which extend to 2003. The maximum potential payment under the remainder of the agreement was reduced to $100 million. In 1999, the Company also adjusted its loss provisions by $17 million pre-tax ($11 million after-tax). The additional provision was primarily due to higher than anticipated charges for various outstanding issues related to the sold properties.

NOTE 10 - EARNINGS PER SHARE

The following table includes reconciliations of the numerators and denominators of the basic and diluted Earnings per share (EPS) computations for earnings from continuing operations.

                                                                               Earnings        Shares         Per Share
Millions except per share amounts                                            (Numerator)   (Denominator)        Amount
------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 2000
  Earnings from continuing operations                                        $      723             243
    Basic EPS                                                                                                  $     2.98
                                                                                                               ==========
  Effect of Dilutive Securities
    Options and common stock equivalents                                                              1
                                                                             --------------------------
                                                                                    723             244        $     2.96
    Distributions on subsidiary trust preferred securities (after-tax)               27              12
                                                                             ---------------------------
    Diluted EPS                                                              $      750             256        $     2.93
                                                                                                               ==========
Year ended December 31, 1999
    Earnings from continuing operations                                      $      113             242
      Basic EPS                                                                                                $     0.47
                                                                                                               ==========
    Effect of Dilutive Securities
      Options and common stock equivalents                                                            1
                                                                             ---------------------------
      Diluted EPS                                                                   113             243        $     0.46
                                                                                                               ==========
      Distributions on subsidiary trust preferred securities (after-tax)             26              12
                                                                             ---------------------------
      Antidilutive                                                           $      139             255        $     0.55  (a)

Year ended December 31, 1998
    Earnings from continuing operations                                      $       93             241
      Basic EPS                                                                                                $     0.39
                                                                                                               ==========
    Effect of Dilutive Securities
      Options and common stock equivalents                                                            1
                                                                             ---------------------------
      Diluted EPS                                                                    93             242        $     0.39
                                                                                                               ==========
      Distributions on subsidiary trust preferred securities (after-tax)             24              12
                                                                             ---------------------------
      Antidilutive                                                           $      117             254        $     0.46  (a)
=========================================================================================================================

(a) The effect of assumed conversion of preferred securities on earnings per share is antidilutive.

Not included in the computation of diluted EPS at December 31, 2000 were options to purchase approximately 6.7 million shares of common stock. These options were not included in the computation as the exercise prices were greater than the average market price of the common shares during the year. The exercise prices of these options range from $33.03 to $51.01 per share. These options were outstanding at December 31, 2000, and will expire periodically up to and in 2010.

Basic and diluted earnings per common share for discontinued operations were as follows:

                                                                      Years ended December 31,
                                                                 ---------------------------------
Millions except per share amounts                                    2000        1999       1998
--------------------------------------------------------------------------------------------------
Basic earnings per share of common stock:
   Discontinued operations:
     Earnings from discontinued operations                         $    37     $    24    $    37
     Weighted average common shares outstanding                        243         242        241
       Earnings from discontinued operations                       $  0.15     $  0.10    $  0.15
Dilutive earnings per share of common stock:
      Discontinued operations:
         Earnings from discontinued operations                     $    37     $    24    $    37
         Weighted average common shares outstanding                    256         243        242
              Earnings from discontinued operations                $  0.15     $  0.10    $  0.15

NOTE 11 - RESTRICTED CASH

Of the total amounts of Cash and Cash Equivalents reported at December 31, 2000 and 1999, cash in the amounts of $33 million and $17 million, respectively, was restricted as to usage or withdrawal. Under the terms of the Company's limited recourse project financing for its share of the Azerbaijan International Operating Company Early Oil Project, the lenders' principal and interest payments are payable only out of the proceeds from the Company's sale of crude oil from the project. In keeping with the terms of the financing agreements, $9 million at December 31, 2000, and $17 million at December 31, 1999, of the Company's oil sales proceeds (cash) were reserved for debt principal and interest obligations falling due within the next 180 days. In addition, at December 31, 2000 the Company had placed with a trustee $24 million in cash which will ultimately be used in settlement of claims arising out of the valuation of the royalty owner's portion of crude oil produced from certain federal leases. Per the terms of the trust agreement the trustee invests the cash in acceptable investments and will deliver to the Company any cash balances remaining in the trust after final settlement of the claims. The Company anticipates final settlement and disbursement of all funds during the second half of 2001.

NOTE 12 - SALE OF ACCOUNTS RECEIVABLE

During 1999, the Company, through a bankruptcy remote wholly-owned subsidiary, Unocal Receivables Corporation (URC), entered into a sales agreement with an outside party which provides for the sale of up to $204 million of an undivided interest in domestic crude oil and natural gas trade receivables. Under the terms of the agreement, the receivables are sold at a discount on a revolving basis, and without recourse. The costs incurred under the agreement for the years ended December 31, 2000 and 1999 were $10 million and $4 million, respectively, which was charged to operating expense in the consolidated statement of earnings. Amounts sold were reflected as a reduction of accounts and notes receivable in the consolidated balance sheet and in net cash provided by operating activities in the consolidated statement of cash flows. At December 31, 1999, uncollected receivables sold by URC totaled $100 million. This amount peaked at $200 million during 2000 and was reduced to zero at December 31, 2000. The weighted average amount of receivables sold to the purchaser during the year 2000 was $140 million.

NOTE 13 - INVENTORIES

                                                                  At December 31,
                                                                ------------------
     Millions of dollars                                          2000        1999
     -----------------------------------------------------------------------------
     Crude oil and other petroleum products                     $   46       $  47
     Agricultural products                                           -          41
     Carbon and mineral products                                    27          57
     Materials, supplies and other                                  15          34
     -----------------------------------------------------------------------------
            Total inventories                                   $   88       $ 179
     =============================================================================

The current replacement cost of inventories exceeded the LIFO inventory values included in the table above by $7 million and $6 million at December 31, 2000 and 1999, respectively.

NOTE 14 - EQUITY INVESTMENTS

Investments in companies accounted for by the equity method were $618 million, $556 million, and $479 million at December 31, 2000, 1999 and 1998, respectively. These investments are reported as a component of investments and long-term receivables on the consolidated balance sheet.

Dividends or cash distributions received from the Company's equity investees were $77 million, $91 million and $94 million for the years 2000, 1999 and 1998, respectively. Unamortized excesses of the Company's investments in these companies have been excluded from the table below. The unamortized excess of the Company's investments in Colonial Pipeline Company, Inc., West Texas Gulf Pipeline Company and various other pipeline companies was approximately $159 million at December 31, 2000 and $104 million at December 31, 1999.

At December 31, 2000, 1999, and 1998, the Company's shares of the net capitalized costs of other companies engaged in oil and gas exploration and production activities were $300 million, $278 million, and $208 million, respectively.

Summarized financial information for these investments and the Company's equity shares are shown below.


                                                 2000                      1999                     1998
                                       -----------------------   -----------------------   ----------------------
                                                      Unocal's                  Unocal's                 Unocal's
     Millions of dollars                    Total      Share         Total       Share        Total       Share
     ------------------------------------------------------------------------------------------------------------
     Revenues                             $ 1,771      $  312        $ 1,327      $  258        $ 1,396    $  458
     Costs and other
        deductions                          1,125         178            914         162          1,079       362
     ------------------------------------------------------------------------------------------------------------
     Net earnings                         $   646      $  134        $   413      $   96        $   317    $   96
     ============================================================================================================
     Current assets                       $   671      $  229        $   614      $  205        $   499    $  172
     Noncurrent assets                      3,581         966          3,143         821          2,555       711
     Current liabilities                      895         303            720         244            571       182
     Noncurrent liabilities                 1,718         484          1,479         402          1,310       372
     Net equity                             1,639         408          1,558         380          1,173       329
     ------------------------------------------------------------------------------------------------------------

NOTE 15 - PROPERTIES AND CAPITAL LEASES

Investments in owned and capitalized-leased properties at December 31, 2000 and 1999, are shown below. Accumulated depreciation, depletion, and amortization for continuing operations was $10,745 million and $10,535 million at December 31, 2000 and 1999, respectively.

                                                                         2000                     1999
                                                                ----------------------   ---------------------
          Millions of Dollars                                      Gross       Net          Gross       Net
          ----------------------------------------------------------------------------------------------------
          Owned Properties (at cost)
               Exploration and Production
                   Exploration
                       North America
                            Lower 48                                $    526  $    437       $    545   $   482
                            Alaska                                         4         4              3         3
                            Canada                                       195       162            219       203
                       International
                            Far East                                     210       179            304       280
                            Other                                        156       118            150       119
                   Production
                       North America
                            Lower 48                                   6,163     1,832          5,583     1,424
                            Alaska                                     1,287       249          1,259       274
                            Canada                                       996       805            772       658
                       International
                            Far East                                   4,974     1,600          4,369     1,203
                            Other                                      1,002       412            971       404
          -----------------------------------------------------------------------------------------------------
                       Total exploration and production               15,513     5,798         14,175     5,050
               Global Trade                                                7         4              7         4
               Pipelines                                                 342       107            346        99
               Geothermal & Power Operations                             642       296            644       315
               Carbon & Minerals                                         293        69            337       144
               Corporate & Unallocated                                   373       151            374       160
          -----------------------------------------------------------------------------------------------------
                   Total owned properties                             17,170     6,425         15,883     5,772
          Capitalized-leased properties                                    8         8             11        11
          -----------------------------------------------------------------------------------------------------
                       Total continuing operations                    17,178     6,433         15,894     5,783
               Discontinued operations                                     -         -            621       197
          -----------------------------------------------------------------------------------------------------
                       Total properties and capital leases          $ 17,178  $  6,433       $ 16,515   $ 5,980
          =====================================================================================================

NOTE 16 - POSTEMPLOYMENT BENEFIT PLANS

The Company has several retirement plans covering its employees. The Company also has medical plans that provide health care benefits for eligible employees and many of its retired employees. The following table sets forth the postretirement benefit obligations recognized in the consolidated balance sheet at December 31, 2000 and 1999. Pre-paid pension costs are reported as a component of investments and long-term receivables on the consolidated balance sheet. Postemployment benefit liabilities, including pensions, postretirement medical benefits and other postemployment benefits, are reported as a component of other deferred credits and liabilities on the consolidated balance sheet.

                                                                                                       Other Post-
                                                                         Pension Benefits         retirement Benefits
Millions of dollars                                                        2000        1999           2000       1999
----------------------------------------------------------------------------------------------------------------------
Change in benefit obligation:
Projected benefit obligation at January 1,                               $  939      $   953        $  223     $  191
Service cost                                                                 24           26             3          3
Interest cost                                                                73           75            17         13
Employee contributions                                                        -            -             4          3
Disbursements                                                               (98)        (112)          (23)       (19)
Actuarial (gain) losses                                                      12           (3)           36         30
Plan amendments                                                               2            4             -          -
Curtailments and settlements                                                (26)          (6)           (8)         2
Divestitures                                                                  -            -             -          -
Effect of foreign exchange rates                                             (1)           2             -          -
---------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at December 31,                             $  925      $   939        $  252     $  223
=====================================================================================================================
Change in plan assets:
Fair value of plan assets at January 1                                   $1,317      $ 1,281        $    -     $    -
Actual return on plan assets                                                  7          161             -          -
Employer contributions                                                      (15)         (16)            -          -
Employee contributions                                                        -            -             -          -
Disbursements                                                               (89)        (101)            -          -
Administrative expenses                                                      (7)          (7)            -          -
Settlements                                                                 (11)           -             -          -
Divestiture                                                                   -            -             -          -
Effect of foreign exchange rates                                             (1)          (1)            -          -
---------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at December 31,                                $1,201      $ 1,317        $    -     $    -
=====================================================================================================================
Net amount recognized:
Funded status                                                            $  277      $   378        $ (252)    $ (223)
Unrecognized net obligation at transition                                     2            2             -          -
Unrecognized prior service cost                                              17           21             6          9
Unrecognized net actuarial losses (gains)                                   123            5            33         (3)
---------------------------------------------------------------------------------------------------------------------
Net amount recognized                                                    $  419      $   406        $ (213)    $ (217)
=====================================================================================================================
Amounts recognized in the balance sheet consist of:
Prepaid pension cost                                                    $   478      $   458        $    -     $    -
Accrued benefit liability                                                   (77)         (71)         (213)      (217)
Intangible asset                                                              6            7             -          -
Accumulated other comprehensive income                                        8            8             -          -
Deferred taxes                                                                4            4             -          -
---------------------------------------------------------------------------------------------------------------------
Net amount recognized                                                   $   419      $   406        $ (213)    $ (217)
=====================================================================================================================

The assumed rates to measure the benefit obligation and the expected earnings on plan assets were:

                                                                                                     Other
                                                                  Pension Benefits          Postretirement Benefits
                                                          -------------------------------------------------------------
Weighted-average assumptions as of December 31,                2000      1999     1998         2000     1999      1998
-----------------------------------------------------------------------------------------------------------------------
Discount rates                                                7.73%     7.90%    7.18%        7.74%    7.75%     7.00%
Rate of salary increases                                      4.45%     4.74%    4.25%        4.50%    4.50%     4.00%
Expected return on plan assets                                9.28%     9.33%    9.41%          N/A      N/A       N/A

The health care cost trend rate used in measuring the 2000 benefit obligation for the U.S. plan was 9 percent, decreasing ratably to 5 percent in 2004. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects on 2000 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2000.

                                                                          One percent   One percent
     Millions of dollars                                                   Increase       Decrease
     -----------------------------------------------------------------------------------------------
     Effect on total of service and interest cost
       components of net periodic expense                                 $     2         $     (2)
     Effect on postretirement benefit obligation                          $    24         $    (22)


Net periodic pension and postretirement benefits cost are comprised of the following components:

                                                                                                        Other
                                                             Pension Benefits                   Postretirement Benefits
                                                    -----------------------------------   -----------------------------------
Millions of dollars                                        2000        1999       1998          2000        1999        1998
-----------------------------------------------------------------------------------------------------------------------------
Service cost (net of employee contributions)             $   24      $   26     $   27        $    3      $    3      $    3
Interest cost                                                73          75         67            17          13          13
Expected return on plan assets                             (110)       (104)      (102)            -           -           -
Amortization of:
  Transition obligation                                       -           -        (17)            -           -           -
  Prior service cost                                          4           4          4             1           1           1
  Net actuarial (gains) losses                                3           1          2             -           -          (1)
Curtailment and settlement (gains) losses                   (13)          1          -            (6)          2           -
Cost of special separation benefits                           -           -          4             -           -           -
----------------------------------------------------------------------------------------------------------------------------
Net periodic pension cost (credit)                       $  (19)     $    3     $  (15)       $   15      $   19      $   16
============================================================================================================================

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were approximately $98 million, $66 million and nil, respectively as of December 31, 2000 and approximately $107 million, $62 million and nil, respectively as of December 31, 1999.

In 2000, 1999 and 1998, the Company recorded costs for employees displaced as a result of asset sales and the Company's restructuring programs. In 2000 and 1998, the Company completed the transfer of pension assets and liabilities from retirement plans from subsidiaries to the Unocal Retirement Plan.

The Company has a 401(k) defined contribution savings plan designed to supplement retirement income for U.S. employees. The Company's contributions to the plan were $13 million, $14 million, and $16 million in 2000, 1999, and 1998, respectively, which were used by the plan trustee to purchase shares of Unocal common stock in the open market. The Company has the option to direct the trustee to purchase Unocal common stock either in the open market or from Unocal.

The Company also provides benefits such as workers' compensation and disabled employees' medical care to former or inactive employees after employment but before retirement. The accumulated postemployment benefit obligation was $11 million and $13 million at December 31, 2000 and 1999 respectively.

NOTE 17 - LONG-TERM DEBT AND CREDIT AGREEMENTS

The following table summarizes the Company's long-term debt:

     Millions of dollars                                                                  2000          1999
     --------------------------------------------------------------------------------------------------------
     Bonds and debentures
        9-1/4% Debentures due 2003                                                     $    89      $     89
        9-1/8% Debentures due 2006                                                         200           200
        6-1/5% Industrial Development Revenue
           Bonds due 2000 to 2008                                                           21            22
        7% Debentures due 2028                                                             200           200
        7-1/2% Debentures due 2029                                                         350           350
     Notes
        Commercial paper                                                                     -           125
        Medium-term notes due 2001 to 2015 (8.08%) (a)                                     569           624
        Bank Credit Agreement                                                                -            60
        9-3/4% Notes due 2000                                                                -            65
        8-3/4% Notes due 2001                                                               39            39
        6-3/8% Notes due 2004                                                              200           200
        7-1/5% Notes due 2005                                                              200           200
        6-1/2% Notes due 2008                                                              100           100
        7.35% Notes due 2009                                                               350           350
        Azerbaijan Limited Recourse Loan                                                    47            55
     Other
        Northrock consolidated debt and capital leases                                      82           185
        Pure Resources consolidated debt                                                    68             -
        Other miscellaneous debt                                                             2             2
        Bond (discount) premium                                                            (11)          (12)
     -------------------------------------------------------------------------------------------------------
           Total debt and capital leases                                                 2,506         2,854
           Less current portion of long-term debt and capital leases                       114             1
     -------------------------------------------------------------------------------------------------------
               Total long-term debt and capital leases                                 $ 2,392      $  2,853
     =======================================================================================================

     (a)  Weighted average interest rate at December 31, 2000.

At December 31, 2000, the amounts of long-term debt maturing in 2002, 2003, 2004, and 2005 were $172 million, $108 million, $271 million and $357 million, respectively.

During 2000, the Company decreased its commercial paper borrowings by $125 million to a zero outstanding balance. The Company also reduced its borrowings under the $1 billion bank credit agreement by $60 million to a zero outstanding balance. In addition, the Company retired $55 million of maturing medium-term notes and the 9 3/4 percent notes which matured in 2000. As of December 31, 2000, the Company had classified as current liabilities $114 million of its long-term debt and capital leases, primarily consisting of $67 million of its medium-term notes and $39 million of its 8 3/4 percent notes, which it plans to retire by December 31, 2001.

The Company had other undrawn letters of credit available at year-end 2000 that approximated $50 million. The majority of these letters of credit are maintained for operational needs. Borrowings under the bank credit agreement bear interest at a margin above London Interbank Offered Rates (LIBOR) and the agreement calls for a facility fee on the total commitment. The bank credit agreement provides for the termination of the commitment and requires the prepayment of all outstanding borrowings in the event that any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of the Company's Board of Directors, at least a majority of which are continuing directors, or if continuing directors shall cease to constitute at least a majority of the Board.

At December 31, 2000, the Company had $47 million outstanding on its Azerbaijan limited recourse loan. The Company completed the limited recourse project financing for its separate share of the Azerbaijan International Operating Company Early Oil Project under an International Finance Corporation and European Bank for Reconstruction and Development loan structure for up to $77 million. The borrowing bears interest at a margin above LIBOR. The lenders' principal and interest payments are payable only out of the cash flow from the Company's sales of crude oil from the project.

The Company's consolidated debt at December 31, 2000, included $68 million of its Pure subsidiary. The debt consisted of $65 million under a $250 million unsecured revolving credit facility and $3 million under an unsecured working capital revolving credit facility with a $10 million maximum line. Pure also entered into a separate $250 million 364-day revolving credit facility with a zero outstanding amount as of December 31, 2000. Borrowings under the revolving credit facility agreements bear interest at variable rates. The weighted average interest rates for the $250 million revolving credit facility and the working capital revolving credit facility were 7.9 percent and 8.21 percent, respectively.

The Company's consolidated debt at December 31, 2000, also included $82 million of its Northrock subsidiary. The debt was primarily composed of $35 million and $40 million for two senior U.S. dollar-denominated notes which bear interest of
6.54 and 6.74 percent, respectively. Principal payments are not due on the $35 million note until it matures in 2004. Principal payments of approximately $13 million are due on the $40 million note in each of 2006, 2007 and 2008. Northrock entered into Canadian dollar currency swap agreements for the senior U.S. dollar-denominated notes, which converts the interest and principal payments to Canadian dollars and effectively reduce the interest rates on the notes to 6.325 and 6.04 percent, respectively. The remaining $7 million of Northrock's debt primarily consisted of long-term capital leases.

NOTE 18 - ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES

At December 31, 2000, the Company had accrued $465 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $640 million. This estimate was derived in large part from abandonment cost studies performed by independent third party firms and is used to calculate the amount to be amortized.

At December 31, 2000, the Company's reserve for environmental remediation obligations totaled $213 million, of which $124 million was included in current liabilities. The reserve included estimated probable future costs of $14 million for federal Superfund and comparable state-managed multi-party disposal sites; $46 million for active sites owned and/or controlled by the Company and utilized in its present operations; $51 million for formerly-operated sites for which the Company has remediation obligations and sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; and $102 million for Company-owned or controlled sites where facilities have been closed or operations shut down.

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

Environmental matters

The Company is subject to loss contingencies pursuant to federal, state, local and foreign environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by the Company or others and are associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party (PRP) under the federal Superfund laws and comparable state laws. Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated.

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

As disclosed in note 18 on page 78, at December 31, 2000, the Company had accrued $213 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $245 million.

Tax matters

The company believes it has adequately provided in its accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues impact not only the year in which the items arose, but also the company's tax situation in other tax years. With respect to 1979-1984 taxable years, all issues raised for these years have now been settled, with the exception of the effect of the carryback of a 1993 net operating loss (NOL) to tax year 1984 and resultant credit adjustments. The 1985-1990 taxable years are before the Appeals division of the Internal Revenue Service. All issues raised with respect to those years have now been settled, with the exception of the effect of the 1993 NOL carryback and resultant adjustments. The settlements were subject to review by the Joint Committee on Taxation of the U.S. Congress. The Joint Committee has reviewed the settled issues with respect to 1979-1990 taxable years and no additional issues have been raised. While all tax issues for the 1979-1990 taxable years have been agreed and reviewed by the Joint Committee, these taxable years will remain open due to the 1993 NOL carryback. The 1993 NOL results from certain specified liability losses which occurred during 1993 and which resulted in a tax refund of $73 million. Consequently, these tax years will remain open until the specified liability loss, which gave rise to the 1993 NOL, is finally determined by the Internal Revenue Service and is either agreed to with the IRS or otherwise concluded in the Tax Court proceeding. In 1999, the United States Tax Court granted Unocal's motion to amend the pleadings in its Tax Court cases to place the 1993 NOL carryback in issue. The 1991-1992 taxable years are now before the Appeals division of the Internal Revenue Service. The 1993-1994 taxable years are under examination by the Internal Revenue Service.

Pure Resources, Inc. Employment and Severance Agreements

Under circumstances specified in the employment and/or severance agreements entered into between the Company's Pure subsidiary and its officers, each covered officer will have the right to require Pure to purchase its common shares currently held or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of Pure's proved reserves discounted at 10 percent, times 110 percent, less funded debt, as defined. At December 31, 2000, Pure estimated that the amount which it would have to repurchase under these agreements was approximately $136 million, which is reflected in other deferred credits and liabilities on the consolidated balance sheet. An estimated quarterly pre-tax non-cash charge to expense of $7 million through May 2003 will be made to amortize the deferred compensation recorded as a result of these agreements. The repurchase amount and deferred compensation will fluctuate with the market value of Pure's common stock and/or changes in the net asset value per share.

Other matters

The Company has a five-year lease agreement relating to its Discoverer Spirit deepwater drill ship. The future remaining minimum lease payment obligation was approximately $361 million at December 31, 2000. The drillship has a minimum daily rate of approximately $210,000.

The Company's Molycorp subsidiary, working cooperatively and collaboratively with the New Mexico Environmental Department and other state agencies, has secured new and revised permits covering discharges from its Questa, New Mexico, molybdenum mine. This process involved the posting by Molycorp of two performance bonds totaling $152 million that are intended to provide financial assurance of completion of temporary closure plans (only required upon cessation of operations) and other obligations required under the terms of the permits. These costs are based on estimations provided by the state of New Mexico agencies. Unocal has indemnified the insurance company that issued the bonds with respect to all amounts that may be drawn against them.

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

NOTE 20 - OTHER FINANCIAL INFORMATION

The consolidated balance sheet included the following at December 31:

        Millions of dollars                                                             2000        1999
        -------------------------------------------------------------------------------------------------
        Other deferred credits and liabilities:
           Postretirement medical benefits obligation                                $  213      $  217
           Pure Resources stock subject to repurchase                                   136           -
           Advances related to future production                                        123          28
           Reserves for litigation and other claims                                     119         111
           Other employee benefits                                                      110          96
           Prepaid forward sales                                                         86         101
           Northrock trading capitalized hedge losses                                    71          14
           Other                                                                        110          53
        ------------------------------------------------------------------------------------------------
              Total other deferred credits and liabilities                           $  968      $  620
        ================================================================================================
        Allowances for doubtful accounts and notes receivables                       $   97      $   71
        Allowances for investments and long-term receivables                         $   80      $   81
        ------------------------------------------------------------------------------------------------

NOTE 21 - ADVANCE SALES OF NATURAL GAS

The Company entered into a long-term fixed price natural gas sales contract for the delivery of 72 million cubic feet of gas per day beginning in January 1999 and ending in December 2009. In January 1999, the Company received a non-refundable payment of approximately $120 million pursuant to the contract. The Company will also receive a fixed monthly reservation fee over the life of the contract. The Company entered into a ten-year natural gas price swap agreement, which effectively refloats the fixed price that the Company received under the long-term natural gas sales contract. The Company did not dedicate a portion of its natural gas reserves to the contract and it has the option to satisfy contract delivery requirements with natural gas purchased from third parties. Accordingly, the obligation associated with the future delivery of the natural gas has been recorded as deferred revenue and will be amortized into revenue as scheduled deliveries of natural gas are made throughout the contract period. Of the remaining unamortized balance at year-end 2000, approximately $85 million related to deliveries scheduled to be made in the years 2002 through 2009 and was recorded in other deferred credits and liabilities on the consolidated balance sheet. Approximately $12 million was included in other current liabilities on the consolidated balance sheet, representing deliveries to be made in 2001.

NOTE 22 - MINORITY INTERESTS

As discussed in note 3 on page 65, in 2000, the Company acquired the remaining outstanding common shares of Northrock. The net result of this transaction was to reduce minority interests by approximately $137 million. The Company's minority interest on the consolidated balance sheet related to Northrock at December 31, 1999 was approximately $158 million. The Pure transaction, also discussed in note 3, increased minority interests by $110 million in 2000.

In 1999, the Company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. (Spirit LP), a limited partnership. In exchange for its overriding royalty contributions, valued at $304 million, the Company received an initial general partnership interest in Spirit LP of approximately 55 percent. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. The fixed-price overrides are subject to economic limitations of production from the affected fields. The limited partner is entitled to receive a priority allocation of profits and cash distributions. The limited partner's share has a maximum term of 20 years, but may terminate after six years, subject to certain conditions.

For 2000 as well as for 1999, the minority interests in earnings were paid out to the limited partner as cash distributions and amounted to approximately $18 million and $12 million, respectively. The minority interest on the Company's consolidated balance sheet related to this transaction remained at approximately $250 million at December 31, 2000.

NOTE 23 - TRUST CONVERTIBLE PREFERRED SECURITIES

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

The debentures mature on September 1, 2026, and may be redeemed, in whole or in part, at the option of Unocal at a redemption price equal to 103.75 percent of the principal amount redeemed, declining annually, commencing on September 1, 2001, to 100 percent of the principal amount redeemed on or after September 1, 2006, plus accrued and unpaid interest thereon to the redemption date. The debentures, and hence the convertible preferred securities, may become redeemable at the option of Unocal upon the occurrence of certain special events or restructuring transactions.

The Trust is accounted for as a 100 percent-owned consolidated finance subsidiary of Unocal, with the debentures and payments thereon by Unocal to the Trust eliminated in the consolidated financial statements. The payment obligations of the Trust under the convertible preferred securities are unconditionally guaranteed on a subordinated basis by Unocal. Such guarantee, when taken together with Unocal's obligations under the debentures and the indenture pursuant to which the debentures were issued and its obligations under the amended and restated declaration of trust governing the Trust, provides a full and unconditional guarantee by Unocal of the Trust's obligations under the convertible preferred securities. The numbers of convertible preferred securities outstanding on December 31, 2000 and December 31, 1999 were 10,437,137.

NOTE 24 - CAPITAL STOCK

Common Stock

Authorized - 750,000,000
$1.00 Par value per share

Thousands of shares                                              2000       1999       1998
--------------------------------------------------------------------------------------------
Outstanding at beginning of year                              242,441    241,378    242,526
Issuances of common stock (a)                                     603      1,063        213
Purchase of treasury stock                                          -          -     (1,361)
--------------------------------------------------------------------------------------------
Outstanding at end of year                                    243,044    242,441    241,378
============================================================================================

(a) net of cancellations

At December 31, 2000, there were approximately 12.3 million shares reserved for the conversion of Unocal Capital Trust convertible preferred securities, 23.7 million shares for the Company's employee benefit plans and Directors' Restricted Stock Plan and 2.9 million shares for the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Treasury Stock - In 1996, the Company established a common stock repurchase program. The Board of Directors authorized the repurchase of up to $400 million of the common stock outstanding. The program was completed in January 1998. In January 1998, the Board of Directors extended the repurchase program and authorized management to repurchase up to an additional $200 million of common stock. At December 31, 2000, the Company held 10,622,784 common shares as treasury stock, which is shown at a cost of $411 million.

Preferred Stock - The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.10 per share. No shares of preferred stock were issued at December 31, 2000 or 1999 or 1998. See "Stockholder Rights Plan" below with respect to shares of preferred stock reserved for issuance.

Stockholder Rights Plan - In January 2000, the Board of Directors adopted a new stockholder rights plan (2000 Rights Plan) to replace the 1990 Rights Plan. The Board declared a dividend of one preferred share purchase right (Right) for each share of common stock outstanding, which was paid to stockholders of record on January 29, 2000, when the rights outstanding under the 1990 Rights Plan expired. The Board also authorized the issuance of one Right for each common share issued after January 29, 2000, and prior to the earlier of the date on which the Rights become exercisable, the redemption date or the expiration date. Until the Rights become exercisable, as described below, the outstanding Rights trade with, and will be inseparable from, the common stock and will be evidenced only by certificates or book-entry credits that represent shares of common stock.

The Board of Directors has designated 5,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock (Series B preferred stock) in connection with the 2000 Rights Plan. The Series B preferred stock replaces the Series A preferred stock that was designated under the 1990 Rights Plan. The 2000 Rights Plan provides that in the event any person or group of affiliated persons becomes, or commences a tender offer or exchange offer pursuant to which such person or group would become, the beneficial owner of 15 percent or more of the outstanding common shares, each Right (other than Rights held by the 15 percent stockholder) will be exercisable on and after the close of business on the tenth business day following such event, unless the Rights are redeemed by the Board of Directors, to purchase one one-hundredth of a share of Series B preferred stock for $180. If such a person or group becomes such a 15 percent beneficial owner of common stock, each Right (other than Rights held by the 15 percent stockholder) will be exercisable to purchase, for $180, shares of common stock with a market value of $360, based on the market price of the common stock prior to such 15 percent acquisition.

If the Company is acquired in a merger or similar transaction following the date the Rights become exercisable, each Right (other than Rights held by the 15 percent stockholder) will become exercisable to purchase, for $180, shares of the acquiring corporation with a market value of $360, based on the market price of the acquiring corporation's stock prior to such merger. The Board of Directors may reduce the 15 percent beneficial ownership threshold to not less than 10 percent.

The Rights will expire on January 29, 2010, unless previously redeemed by the Board of Directors. The Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings per share of the Company.

NOTE 25 - STOCK-BASED COMPENSATION PLANS

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

The option price for grants under all plans may not be less than the fair market value of the common stock on the date the option is granted. Restrictions may be imposed for a period of five years on certain shares acquired through the exercise of options granted after 1990 under the Management Incentive Programs of 1985, 1991, and 1998. Generally, restricted stock awards are based on the average closing price of the common stock for the last 30 trading days of the year prior to the grant date or on the average price of the common stock on the trading day that the stock is awarded. Restricted shares are not delivered until the end of the restricted period, which does not exceed ten years. Performance share awards have four-year terms and are generally paid out in shares of common stock and cash, with the common stock portion not exceeding 50 percent of the total award. The amount of the payout is based on the return of the Company's common stock relative to the total average return on the common stocks of a peer group of companies, subject to further downward adjustments by the Management Development and Compensation Committee.

A summary of the Company's stock plans for the last three years is presented below:

                                                                                   Weighted            Weighted
                                                                                Average Option      Average Grant
                                                                Number of       Exercise Price     Date Fair Value
                                                             Options/Shares        Per Share          Per Share
=====================================================================================================================
Options outstanding at January 1, 1998                              4,922,028               $ 31                 $ -
Options granted during year                                         4,754,518                 46                  46
Options exercised during year                                        (214,343)                27                   -
Options canceled/forfeited during year                               (187,281)                37                   -
                                                           ------------------
Options outstanding at December 31, 1998                            9,274,922                 39                   -
Options exercisable at December 31, 1998                            4,310,814                 31                   -
Restricted stock awarded during year                                  110,334                  -                  38
Performance shares awarded during year                                215,177                  -                  39
=====================================================================================================================
Options outstanding at January 1, 1999                              9,274,922               $ 39                 $ -
Options granted during year                                         2,138,280                 40                  40
Options exercised during year                                        (993,412)                29                   -
Options canceled/forfeited during year                               (431,953)                43                   -
                                                           ------------------
Options outstanding at December 31, 1999                            9,987,837                 40                   -
Options exercisable at December 31, 1999                            4,595,864                 33                   -
Restricted stock awarded during year                                  173,089                  -                  34
Performance shares awarded during year                                287,742                  -                  37
=====================================================================================================================
Options outstanding at January 1, 2000                              9,987,837               $ 39                 $ -
Options granted during year                                         2,705,057                 29                  29
Options exercised during year                                        (312,773)                27                   -
Options canceled/forfeited during year                             (1,044,526)                39                   -
                                                           ------------------
Options outstanding at December 31, 2000                           11,335,595                 38                   -
Options exercisable at December 31, 2000                            5,999,097                 33                   -
Restricted stock awarded during year                                  382,434                  -                  30
Performance shares awarded during year                                256,041                  -                  34
=====================================================================================================================

Under the Management Incentive Program of 1998, the Unocal Stock Option Plan, and the Directors' Restricted Stock Units Plan, there were 3,641,015 shares, 4,647,192 shares, and 122,752 shares respectively, available at year-end 2000 for stock option grants as well as other awards. No additional grants may be awarded under the Management Incentive Programs of 1985 and 1991, or the Special Stock Option Plan of 1996. The balance of unused shares under the 1985 and 1991 Management Incentive Programs is 6,482,905 shares.

Significant option groups outstanding at December 31, 2000 and related weighted average price and life information follows:

                       Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------            -----------------------------
                                       Weighted         Weighted                                 Weighted
                         Number         Average          Average                   Number         Average
     Range of         Outstanding      Remaining        Exercise                Exercisable      Exercise
  Exercise prices     at 12/31/00    Life (years)         Price                 at 12/31/00        Price
===================================================================            =============================
     $20 - $24              277,264            1.0             $22                    277,264           $22
     $25 - $31            3,281,125            7.2             $28                  2,049,091           $28
     $32 - $37            2,835,926            7.3             $35                  1,926,399           $35
     $38 - $45            2,029,293            6.9             $39                  1,746,343           $39
     $46 - $51            2,911,987            7.5             $51                          -           $51
===================================================================            =============================

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted-average assumptions:

                                                   2000     1999       1998
          ------------------------------------------------------------------
          Expected life (years)                    4.2       4.3        4.1
          Interest rate                            6.3%      5.6%       5.2%
          Volatility                              40.7%     36.6%      34.7%
          Dividend yield                           2.5%      2.1%       2.2%
          ------------------------------------------------------------------

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation. Stock-based compensation expense recognized in the Company's consolidated earnings statement was $44 million in 2000, $31 million in 1999, and $42 million in 1998. These amounts include expenses related to the Company's various cash incentive plans that are paid to certain employees based upon the return of the Company's common stock relative to the average return on the common stock of a peer group of companies. In addition, the 2000 amount also included expenses related to the Company's Pure subsidiary, which had its own stock based plan. Had the Company recorded compensation expense using the accounting method recommended by FAS No. 123, net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

          Millions of dollars except per share amounts                               2000      1999      1998
          ----------------------------------------------------------------------------------------------------
          Net earnings
               As reported                                                          $  760     $ 137     $ 130
               Pro forma                                                               754       125       118
          Net basic earnings per share
               As reported                                                          $ 3.13     $0.57     $0.54
               Pro forma                                                              3.10      0.52      0.49
          ----------------------------------------------------------------------------------------------------

NOTE 26 - LOANS TO CERTAIN OFFICERS AND KEY EMPLOYEES

In March 2000, the Company entered into loan agreements with ten of its officers pursuant to the Company's 2000 Executive Stock Purchase Program (the Program). The Program was approved by the Board of Directors of the Company and by the Company's stockholders at the Annual Stockholders meeting in May 2000. The loans were granted to the officers to enable them to purchase shares of Company stock in the open market. The loans, which except under certain limited circumstances are full recourse to the officers, mature on March 16, 2008, and bear interest at the rate of 6.8 percent per annum. At December 31, 2000, loans under the Program, including accrued interest, totaled $33 million and were reflected as a reduction to stockholders' equity on the consolidated balance sheet.

The Company's Pure subsidiary also had a loan program for certain of its officers and key employees. At December 31, 2000, loans under their program totaled $7 million and were also reflected as a reduction to stockholders' equity on the consolidated balance sheet.

NOTE 27 - FINANCIAL INSTRUMENTS AND COMMODITY HEDGING

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

Interest rate contracts - The Company enters into interest rate swap contracts to manage its debt with the objective of minimizing the Company's borrowing costs. Net payments or receipts under the contracts are recorded in interest expense on a current basis. The related amounts payable to, or receivable from, the counterparties are included in interest payable on the consolidated balance sheet. The Company had no interest rate swap contracts outstanding at December 31, 2000. The Company's Northrock subsidiary had interest rate swap contracts outstanding at year-end 1999 that effectively reduced the interest rates on $60 million of its Canadian dollar senior debt borrowings. The fair values of the interest rate swap contracts at December 31, 1999 were immaterial.

The Company may also enter into interest rate option contracts to protect its interest rate positions, depending on market conditions. The Company had no interest rate option contracts outstanding at December 31, 2000 and 1999. In February 1999, the Company issued and sold $350 million of its 7.50 percent 30-year debentures and terminated a related U.S. Treasury interest rate option, which it had purchased in 1998.

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

At December 31, 1999, the Company's Unocal Canada Limited (UCL) subsidiary had a currency swap contract outstanding that was designed to swap a $60 million denominated loan back to its functional Canadian dollar currency. The Company also had a corresponding Canadian dollar currency swap contract designed to mitigate exchange rate fluctuations to the consolidated Company related to the subsidiary's swapped Canadian dollar loan. During the year ended December 31, 2000, UCL repaid the $60 million loan and retired $60 million of related Canadian dollar currency swap contracts. Gains realized on the retirement of the currency swap contracts offset losses realized on the debt retirement. The Company also retired the $60 million of corresponding U.S. dollar currency swap contracts. Losses related to the U.S. dollar currency swap contracts were immaterial.

The Company's Northrock subsidiary also had currency swap contracts outstanding that were designed to swap its $75 million debt back to its functional Canadian dollar currency (see note 17 on page 78). The fair values of the currency swap contracts at December 31, 2000 and December 31, 1999 were liabilities of approximately $1 million and $3 million, respectively.

At December 31, 2000, Northrock had forward contracts outstanding to purchase 87 million Canadian dollars for $62 million. These contracts were designed to mitigate Northrock's exposure to the dollar-indexed prices it will receive for the forward sale of a portion of its Canadian crude oil production through 2002. The counterparties have options to add an additional $1 million monthly purchase through 2002 and to extend purchases of $2 million per month through 2005. The fair values of the forward contracts and related options at December 31, 2000 were approximately $9 million in liabilities. At December 31, 1999, Northrock had forward contracts for the sale of $193 million outstanding with a fair value of $4 million in liabilities.

To hedge the Company's exposure for selected local foreign currency denominated obligations and receivables, the Company entered into foreign currency forward contracts. At December 31, 2000, the Company had foreign currency forward contracts outstanding to purchase 22 million Netherlands guilders for approximately $11 million and to purchase 2.1 billion Thai baht for approximately $48 million. The fair values at December 31, 2000 of the purchase contracts for Netherlands guilders and Thai baht were $(1) million and $1 million, respectively.

The Company had foreign currency forward contracts to purchase $30 million of Thai baht and $13 million of Netherlands guilders outstanding at year-end 1999. The fair values of the baht contracts were approximately $2 million at December 31, 1999. The fair values of the guilder contracts were immaterial.

Commodity hedging activities - The Company uses hydrocarbon derivatives, such as futures contracts, swaps and options, to hedge its exposure to fluctuations in prices of crude oil and natural gas (non-trading activities). Generally, hydrocarbon derivatives have been used to limit the Company's exposure to adverse price fluctuations. In some cases, the instruments may also limit the Company's ability to participate fully in future gains from favorable commodity price movements. Hydrocarbon derivatives used in the Company's non-trading activities are accounted for as hedges, with unrealized gains and losses deferred and recognized as a component of crude oil and natural gas revenues upon the sale of the underlying commodities. The Company determines its unrealized gains and losses using New York Mercantile Exchange settlement prices, dealer quotes, or by financial modeling using underlying commodity prices.

At December 31, 2000, the Company had futures contracts outstanding for the purchase of approximately 1.2 million barrels of crude oil and refined products and the sale of approximately 0.4 million barrels of crude oil and refined products. The Company utilizes crude oil and natural gas futures contracts as a component of its overall risk management strategy to mitigate fixed price exposures. The refined products futures contracts primarily offset the price risk of inventory purchases. The pre-tax unrealized losses on crude oil and natural gas futures contracts were $4 million and $1 million, respectively, at December 31, 2000. These losses approximated pre-tax unrealized gains on the corresponding crude oil and natural gas sales at December 31, 2000.

The Company had futures contracts for the purchase of 5.4 million barrels of crude oil outstanding at year-end 1999. The Company had pre-tax unrealized gains of $7 million attributable to the futures contracts that approximated the pre-tax unrealized losses on the corresponding crude oil sales at year-end 1999. Pre-tax unrealized losses related to the Company's non-trading natural gas futures activities were immaterial at December 31, 1999.

At December 31, 2000, the Company had various hydrocarbon option contracts (options) outstanding with several counterparties designed to hedge the prices to be received for the sale of portions of its crude oil and natural gas production for the period January 2001 to December 2001. These options are generally accounted for as hedges, with gains and losses deferred and recognized as adjustments to commodity revenues upon the sale of the underlying production. Portions of the unrealized losses, related to hedging contracts of the Company's Pure subsidiary, were capitalized as components of the acquisition costs. At December 31, 2000, the Company's pre-tax unrealized losses not capitalized approximated $14.5 million for natural gas options. After minority interests, the Company's share of these pre-tax unrealized losses was approximately $9.1 million. Unrealized losses for crude oil options were immaterial at December 31, 2000. At December 31, 1999, the company had pre-tax unrealized losses related to crude oil and natural gas options of $11 million and $7 million, respectively. After minority interests, the Company's shares of these pre-tax unrealized losses were approximately $8 million and $3 million, respectively.

At December 31, 2000, the Company's Northrock subsidiary had swap contracts in place to obtain fixed sales prices for an average volume of 38 million cubic feet per day of natural gas through October 2004. Portions of the unrealized losses relating to these contracts were capitalized as components of the acquisition costs of Northrock. The pre-tax unrealized losses not capitalized approximated $66 million at December 31, 2000.

The Company had a gas price swap agreement with eight years remaining at December 31, 2000, related to a prepaid fixed price forward sale (see note 21 on page 81). The pre-tax unrealized gain related to this agreement at December 31, 2000, was approximately $104 million. The gain was offset by a corresponding unrealized loss on the prepaid fixed price forward sale. At December 31, 1999, the pre-tax unrealized gain was approximately $20 million, which was likewise offset by a corresponding unrealized loss on the forward sale.

At December 31, 2000, the Company's Northrock subsidiary had various fixed-price long-term natural gas sales and purchase contracts outstanding. The contract periods range from January 2001 through October 2002. Portions of the unrealized losses related to these fixed-price based contracts were capitalized as components of the acquisition costs. Pre-tax unrealized losses not capitalized which related to these contracts were estimated to be approximately $94 million at December 31, 2000. At December 31, 1999, the pre-tax unrealized losses not capitalized which related to these contracts were approximately $18 million. After minority interests, the Company's share was approximately $9 million in 1999.

Commodity trading activities - The Company trades hydrocarbon commodities and related hydrocarbon derivatives, including futures, forwards, options and swaps, based upon expectations of future market conditions. The Company determines the market values of its non-hedging hydrocarbon derivatives using New York Mercantile Exchange settlement prices, dealer quotes, or by financial modeling using underlying commodity prices. In the year ended December 31, 2000, the Company recorded $140 million in pre-tax losses ($71 million after-tax, after minority interests) related to its non-hedging hydrocarbon derivatives. Of the total $140 million pre-tax losses, the Company's Northrock subsidiary contributed $134 million in losses ($67 million after-tax, after minority interest) resulting from the marking to market of Northrock's non-hedging instruments held at the time of the Company's acquisition of the outstanding common stock of Northrock. During the year ended December 31, 1999, the Company recorded approximately $9 million in pre-tax gains ($3 million after-tax, after minority interest) related to the marking to market of Northrock's non-hedging hydrocarbon derivatives.

Listed below are the fair values and physical notional amounts related to the Company's derivative trading activities:

---------------------------------------------------------------------------------------
                                Natural Gas                     Liquids (a)
Commodity-based       ----------------------------------------------------------------
derivatives used      Notional                         Notional
in trading            Volumes        Fair Value         Volumes         Fair Value
activities            (bcfs)      Asset (Liability)     (mmbbls)     Asset (Liability)
                      -----------------------------------------------------------------
                       Dec. 31,  Dec. 31,  Average      Dec. 31,     Dec. 31,  Average
Millions of dollars      2000      2000    for 2000       2000         2000    for 2000
---------------------------------------------------------------------------------------
Futures:
  Long                     3    $    31    $     16          -      $   3      $   30
  Short                    -          -          (3)         -         (3)         (9)
Options:
  Held                     3    $    11    $     12         26      $  46      $   15
  Written                (20)       (50)        (32)       (28)       (55)        (46)
Swaps:
  Pay                    (36)   $(1,198)   $   (374)        (4)     $(184)     $ (153)
  Receive                 36      1,142         343          4        164         148
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
                                Natural Gas                    Liquids (a)
Commodity-based       -----------------------------------------------------------------
derivatives used      Notional                         Notional
in trading            Volumes        Fair Value         Volumes         Fair Value
activities            (bcfs)      Asset (Liability)     (mmbbls)     Asset (Liability)
                      -----------------------------------------------------------------
                       Dec 31,   Dec. 31,  Average      Dec. 31,    Dec. 31,  Average
Millions of dollars     1999      1999     for 1999       1999        1999    for 1999
---------------------------------------------------------------------------------------
Futures:
  Long                     3     $  7      $  8            2        $  41     $  66
  Short                    -        -        (6)          (2)         (45)      (44)
Options:
  Held                    17     $  -      $  4            2        $   1     $   7
  Written                (36)      (6)       (2)         (15)          (9)      (10)
Swaps:
  Pay                    (37)    $(68)     $(43)          (5)       $(114)    $ (73)
  Receive                 37       66        42            5          121        76
---------------------------------------------------------------------------------------

(a) includes crude oil and petroleum-based products.

Fair values for debt and other long-term instruments -The estimated fair value of the Company's long-term debt was $2,610 million and $2,823 million at year-end 2000 and 1999, respectively. Fair value was based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

The estimated fair values of Unocal Capital Trust's 6.25 percent convertible preferred securities were $536 million and $513 million at year-end 2000 and 1999, respectively. Fair values were based on the trading prices of the preferred securities on December 31, 2000 and 1999.

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

The majority of the Company's trade receivables balance at December 31, 2000, was attributable to the sale of crude oil and natural gas produced by the Company or purchased by the Company for resale. The Company has receivable concentrations for its crude oil and natural gas sales and geothermal steam and related electricity sales in certain Asian countries that are subject to currency fluctuations and other factors affecting the region. At December 31, 2000, approximately $121 million or 17 percent of the Company's net accounts receivable balance was due from the Petroleum Authority of Thailand. This amount primarily represented payments due for sales of natural gas production from the Company's fields in the Gulf of Thailand and offshore Myanmar. No other individual crude oil and natural gas customer accounted for ten percent or more of the Company's consolidated net trade receivable balance at December 31, 2000.

As of December 31, 2000, the Company's Indonesian Geothermal business unit had a gross receivable balance of approximately $286 million. Approximately $118 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $115 million represents past due amounts and accrued interest resulting from partial payments for March 1998 through December 2000. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $168 million primarily relates to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables were recorded in 1998, 1999 and 2000. Approximately 50 percent of the gross outstanding receivable balance was included in accounts and notes receivables and the remainder was included in investments and long-term receivables on the consolidated balance sheet, net of provisions. The Company continues to pursue collection of the outstanding receivables.

NOTE 28 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Unocal guarantees all the publicly held securities issued by its 100 percent-owned subsidiaries Unocal Capital Trust (see note 23 on page 82) and Union Oil. Such guarantees are full and unconditional and no other subsidiaries of Unocal or Union Oil guarantee these securities.

The following tables present condensed consolidating financial information for 2000, 1999 and 1998 for (a) Unocal (Parent), (b) the Trust, (c) Union Oil (Parent) and (d) on a combined basis, the subsidiaries of Union Oil. Virtually all of the Company's operations are conducted by Union Oil and its subsidiaries.

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Year ended December 31, 2000

                                                              Unocal                       Non-
                                                    Unocal    Capital     Union Oil      Guarantor
Millions of dollars                                (Parent)    Trust       (Parent)     Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                        $   -      $ -      $  2,117       $    8,338       $  (1,541)     $  8,914
Interest, dividends and miscellaneous income           11       34           142               53             (37)          203
Gain on sales of assets                                 -        -            75               10               -            85
----------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                   11       34         2,334            8,401          (1,578)        9,202
Costs and other deductions
Purchases, operating and other expenses                 3        -         1,419            6,902          (1,594)        6,730
Depreciation, depletion and amortization                -        -           381              590               -           971
Dry hole costs                                          -        -            56              100               -           156
Interest expense                                       34        1           204                8             (37)          210
Distributions on convertible preferred  securities      -       33             -                -               -            33
----------------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                 37       34         2,060            7,600          (1,631)        8,100
Equity in earnings of subsidiaries                    776        -           645                -          (1,421)            -
Earnings from equity investments                        -        -            36               98               -           134
----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests              750        -           955              899          (1,368)        1,236
----------------------------------------------------------------------------------------------------------------------------------
Income taxes                                          (10)       -           222              285               -           497
Minority interests                                      -        -            (2)              (1)             19            16
----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                   760        -           735              615          (1,387)          723
Earnings from discontinued operations                   -        -            41               30             (34)           37
----------------------------------------------------------------------------------------------------------------------------------
      Net earnings                                  $ 760      $ -      $    776       $      645       $  (1,421)     $    760
==================================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Year ended December 31, 1999

                                                             Unocal                   Non-
                                                   Unocal    Capital    Union Oil    Guarantor
Millions of dollars                               (Parent)    Trust      (Parent)   Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                      $   -       $ -       $ 1,212      $  5,629      $   (999)       $  5,842
Interest, dividends and miscellaneous income          1        34            57            54           (41)            105
Gain on sales of assets                               -         -            34            (7)          (13)             14
------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                  1        34         1,303         5,676        (1,053)          5,961
Costs and other deductions
Purchases, operating and other expenses               3         -           966         4,656        (1,016)          4,609
Depreciation, depletion and amortization              -         -           397           421             -             818
Dry hole costs                                        -         -            41           107             -             148
Interest expense                                     34         1           202             3           (41)            199
Distributions on convertible preferred securities     -        33             -             -             -              33
------------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions               37        34         1,606         5,187        (1,057)          5,807
Equity in earnings of subsidiaries                  160         -           323             -          (483)              -
Earnings from equity investments                      -         -            44            56            (4)             96
------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests            124         -            64           545          (483)            250
------------------------------------------------------------------------------------------------------------------------------
Income taxes                                        (13)        -           (70)          204             -             121
Minority interests                                    -         -            (2)           18             -              16
------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                 137         -           136           323          (483)            113
Earnings from discontinued operations                 -         -            24             -             -              24
------------------------------------------------------------------------------------------------------------------------------
      Net earnings                                $ 137       $ -        $  160      $    323      $   (483)       $    137
==============================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Year ended December 31, 1998

                                                              Unocal
                                                     Unocal   Capital  Union Oil   Non-Guarantor
Millions of dollars                                 (Parent)   Trust    (Parent)    Subsidiaries  Eliminations Consolidated
--------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                       $    -     $  -    $ 1,215      $   4,339       $  (927)    $   4,627
Interest, dividends and miscellaneous income            1       34        145             41           (52)          169
Gain on sales of assets                                 -        -         43            168             -           211
--------------------------------------------------------------------------------------------------------------------------
      Total revenues                                    1       34      1,403          4,548          (979)        5,007
Costs and other deductions
Purchases, operating and other expenses                 2        -        997          3,525          (932)        3,592
Depreciation, depletion and amortization                -        -        508            341             -           849
Dry hole costs                                          -        -        122             62             -           184
Interest expense                                       34        1        183             11           (52)          177
Distributions on convertible preferred securities       -       33          -              -             -            33
--------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                 36       34      1,810          3,939          (984)        4,835

Equity in earnings of subsidiaries                    152        -        342              -          (494)            -
Earnings from equity investments                         -        -         36             63            (3)           96
--------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests              117        -        (29)           672          (492)          268
--------------------------------------------------------------------------------------------------------------------------
Income taxes                                          (13)       -       (144)           325             -           168
Minority interests                                      -        -          -              5             2             7
--------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                   130        -        115            342          (494)           93
Earnings from discontinued operations                   -        -         37              -             -            37
--------------------------------------------------------------------------------------------------------------------------
      Net earnings                                 $  130     $  -    $   152      $     342       $  (494)    $     130
==========================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
Year ended December 31, 2000

                                                        Unocal                Non-
                                              Unocal    Capital Union Oil  Guarantor
Millions of dollars                          (Parent)    Trust   (Parent)  Subsidiaries  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------------------
Assets

Current assets
   Cash and cash equivalents                   $    1   $   -   $    84    $     150     $       -     $      235
   Accounts and notes receivable                    -       -       165        1,134             -          1,299
   Inventories                                      -       -        13           75             -             88
   Other current assets                             -       -       127           53             -            180
------------------------------------------------------------------------------------------------------------------
      Total current assets                          1       -       389        1,412             -          1,802
Investments and long-term receivables           3,620       -     3,765          781        (6,787)         1,379
Properties - net                                    -       -     1,988        4,445             -          6,433
Other assets                                       56     541       646        1,153        (2,000)           396
------------------------------------------------------------------------------------------------------------------
      Total assets                             $3,677   $ 541   $ 6,788    $   7,791     $  (8,787)    $   10,010
==================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                            $    -   $   -   $   283    $     739     $       -     $    1,022
   Current portion of long-term debt and
   capital leases                                   -       -       105            9             -            114
   Other current liabilities                       42       3       233          431             -            709
------------------------------------------------------------------------------------------------------------------
      Total current liabilities                    49       3       621        1,172             -          1,845
Long-term debt and capital leases                   -       -     2,181          211             -          2,392
Deferred income taxes                               -       -      (10)          628             -            618
Accrued abandonment, restoration
   and environmental liabilities                    -       -         -          554             -            554
Other deferred credits and liabilities            541       -       721        1,698        (1,992)           968
Minority interests                                  -       -         -          287           105            392

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely
   parent debentures                                -     522         -            -             -            522

Stockholders' equity                            3,094      16     3,275        3,234        (6,900)         2,719
------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity  $3,677   $ 541   $ 6,788    $   7,791     $  (8,787)    $   10,010
==================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
Year ended December 31, 1999

                                                          Unocal                  Non-
                                                 Unocal   Capital Union Oil    Guarantor
Millions of dollars                             (Parent)   Trust  (Parent)    Subsidiaries  Eliminations Consolidated
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                    $     1  $    -   $    162      $     169   $       -      $     332
   Accounts and notes receivable                      -       -        193            801           -            994
   Inventories                                        -       -         15            164           -            179
   Other current assets                               -       -        112             14           -            126
---------------------------------------------------------------------------------------------------------------------
      Total current assets                            1       -        482          1,148           -          1,631
Investments and long-term receivables             3,074       -      3,475            639      (5,924)         1,264
Properties - net                                      -       -      2,097          3,883           -          5,980
Other assets                                         54     541        432             94      (1,029)            92
---------------------------------------------------------------------------------------------------------------------
      Total assets                              $ 3,129  $  541   $  6,486      $   5,764   $  (6,953)     $   8,967
=====================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                             $     -  $    -   $    248      $     731   $       -      $     979
   Current portion of long-term debt and
   capital leases                                     -       -          -              1           -              1
   Other current liabilities                         74       3        273            229           -            579
---------------------------------------------------------------------------------------------------------------------
      Total current liabilities                      48       3        569            939           -          1,559
Long-term debt and capital leases                     -       -      2,531            322           -          2,853
Deferred income taxes                                 -       -       (109)           339           -            230
Accrued abandonment, restoration
   and environmental liabilities                      -       -          -            567           -            567
Other deferred credits and liabilities              541       -        759            325      (1,005)           620
Minority interests                                    -       -          -            426           6            432

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent
   debentures                                         -     522          -              -           -            522

Stockholders' equity                              2,514      16      2,784          2,824      (5,954)         2,184
---------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity$ 3,129  $  541   $  6,486      $   5,764   $  (6,953)     $   8,967
=====================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
Year ended December 31, 1998

                                                           Unocal                  Non-
                                                  Unocal   Capital Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries  Eliminations  Consolidated
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                    $     1   $   -    $    68      $     169    $       -      $     238
   Accounts and notes receivable                      -       -        198            609            -            807
   Inventories                                        -       -         62            117            -            179
   Other current assets                              (1)      -        153             11            -            163
---------------------------------------------------------------------------------------------------------------------
      Total current assets                            -       -        481            906            -          1,387
Investments and long-term receivables             3,100       -      3,320            409       (5,686)         1,143
Properties - net                                      -       -      2,623          2,653            -          5,276
Other assets                                         55     541        434            298       (1,182)           146
---------------------------------------------------------------------------------------------------------------------
      Total assets                              $ 3,155   $ 541    $ 6,858      $   4,266    $  (6,868)     $   7,952
=====================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                             $     -   $   -    $   250      $     459    $       -      $     709
   Current portion of long-term debt and
   capital leases                                     -       -          -              1            -              1
   Other current liabilities                         36       3        369            258            -            666
---------------------------------------------------------------------------------------------------------------------
      Total current liabilities                      49       3        588            736            -          1,376
Long-term debt and capital leases                     -       -      2,489             69            -          2,558
Deferred income taxes                                 -       -        (2)            134            -            132
Accrued abandonment, restoration
   and environmental liabilities                      -       -          -            622            -            622
Other deferred credits and liabilities              541       -      1,040             85       (1,152)           514
Minority interests                                    -       -          -             20            6             26

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent
   debentures                                         -     522          -              -            -            522

Stockholders' equity                              2,578      16      2,712          2,618       (5,722)         2,202
---------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity$ 3,155   $ 541    $ 6,858      $   4,266    $  (6,868)     $   7,952
=====================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Year ended December 31, 2000

                                                               Unocal               Non-
                                                     Unocal    Capital Union Oil  Guarantor
Millions of dollars                                  (Parent)   Trust  (Parent)  Subsidiaries  Eliminations  Consolidated
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities                 $   218    $   -    $  180    $   1,270      $      -   $     1,668

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                            -        -      (546)      (1,074)            -        (1,620)
   Proceeds from sales of assets
      and discontinued operations                          -        -       535           16             -           551
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                      -        -       (11)      (1,058)            -        (1,069)
------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt and capital leases             -        -      (247)        (206)            -          (453)
   Dividends paid on common stock                       (194)       -         -            -             -          (194)
   Minority interests                                      -        -         -          (25)            -           (25)
   Other                                                 (24)       -         -            -             -           (24)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
activities                                              (218)       -      (247)        (231)            -          (696)
------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
equivalents                                                -        -       (78)         (19)            -           (97)
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of
year                                                       1        -       162          169             -           332
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year             $     1    $   -    $   84    $     150      $      -   $       235
========================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Year ended December 31, 1999
                                                               Unocal                Non
                                                      Unocal   Capital Union Oil  Guarantor
Millions of dollars                                  (Parent)   Trust  (Parent)  Subsidiaries   Eliminations Consolidated
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                 $   170    $   -    $  324    $     532      $      -     $   1,026

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                            -        -      (504)        (872)            -        (1,376)
   Proceeds from sales of assets
      and discontinued operations                          -        -       234            4             -           238
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                      -        -      (270)        (868)            -        (1,138)
------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt and capital leases             -        -        41          103             -           144
   Dividends paid on common stock                       (194)       -         -            -             -          (194)
   Minority interests                                      -        -         -          233             -           233
   Other                                                  24        -        (1)           -             -            23
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
activities                                              (170)       -        40          336             -           206
------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
equivalents                                                -        -        94            -             -            94
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year             1        -        68          169             -           238
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year             $     1   $    -    $  162    $     169      $      -     $     332
========================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Year ended December 31, 1998

                                                           Unocal                      Non-
                                                Unocal    Capital    Union Oil       Guarantor
Millions of dollars                            (Parent)    Trust      (Parent)      Subsidiaries   Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities            $  237    $     -    $     326     $        440   $          -  $      1,003

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                      -          -         (859)            (845)             -        (1,704)
   Proceeds from sales of assets
      and discontinued operations                    -          -          110              325              -           435
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                -          -         (749)            (520)             -        (1,269)
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt and capital leases       -          -          536             (117)             -           419
   Dividends paid on common stock                 (193)         -            -                -              -          (193)
   Minority interests                                -          -            -              (10)             -           (10)
   Other                                           (43)         -           (7)               -              -           (50)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                       (236)         -          529             (127)             -           166
----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash
 equivalents                                         1          -          106             (207)             -          (100)
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year       -          -          (38)             376              -           338
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year        $    1    $     -    $      68     $        169   $          -  $        238
============================================================================================================================

NOTE 29 - SEGMENT AND GEOGRAPHIC DATA

The Company's reportable segments are as follows:

Exploration and Production Segment - This category includes the Company's North American and International operations. North America includes the U.S. Lower 48, Alaska and Canada oil and gas operations. The Company's International operations include oil and gas exploration and production activities outside of North America and are categorized under Far East and Other International. The Company's International operations produce crude oil and/or natural gas in seven countries: Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan and the Democratic Republic of Congo. The Company is also involved in exploration and development activities in Asia, Latin America and West Africa. In 2000, $697 million, or approximately eight percent, of the Company's total external sales and operating revenues were attributable to the sale of natural gas and condensate to the Petroleum Authority of Thailand. The Company's International crude oil is primarily sold to third parties at spot market prices.

Global Trade Segment - The Global Trade segment conducts most of the Company's worldwide crude oil, condensate, natural gas and refined products trading and marketing activities, excluding those of Pure and Northrock. It is also responsible for commodity-specific risk management activities on behalf of most of the Company's Exploration and Production segment, excluding Pure. Global Trade also purchases crude oil, condensate and natural gas from certain royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, Global Trade takes pricing positions in hydrocarbon derivative instruments.

Pipelines Segment - The Pipelines business segment principally includes the Company's worldwide equity interests in various petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S.

Geothermal and Power Operations Segment - This business segment produces geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's current activities also include the operation of power plants in Indonesia and equity interests in three power plants in Thailand. The Company's non-exploration and production business development activities, primarily power-related, are also included in this segment.

Carbon and Minerals Segment - The Carbon and Minerals business segment produces and markets petroleum coke and specialty minerals, including lanthanides, molybdenum and niobium. In 2000, the graphites business was sold.

Corporate and Unallocated - Corporate and Unallocated expense includes general corporate overhead, miscellaneous operations (including real estate activities) and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

The following tables present the Company's financial data by business segment and geographic area of operations. Intersegment revenues in business segment data are primarily sales from the Exploration and Production segment to the Global Trade segment. Intersegment sales prices approximate market prices. Geographic revenues primarily represent sales of crude oil and natural gas produced within the countries or regions shown.

SEGMENT DATA

                                            -------------------------------------------------------------------------------------
2000 Segment Information                                     Exploration & Production                         Global   Pipelines
Millions of dollars                                    North America                      International       Trade
                                                       -------------                      -------------
                                             Lower 48     Alaska      Canada         Far East       Other
                                            -------------------------------------------------------------------------------------
Sales & operating revenues                   $     298  $    254     $      168      $  1,003      $  145   $  6,693  $     35
 Other income (loss) (a)                            63         -             25            16         (22)         -         5
Inter-segment revenues                           1,528        48              -           207          98          8        11
                                            -------------------------------------------------------------------------------------
Total                                            1,889       302            193         1,226         221      6,701        51

Depreciation, depletion & amortization             427        57            111           221          50          1        12
Dry hole costs                                      85         3              7            58           3          -         -

Earnings (loss) from equity investments             18         -              -            (1)         19          -        57
Earnings (loss) from continuing operations
  before income taxes and minority interests       756       146            (74)          691          62          6        63
    Income taxes (benefit)                         267        54            (69)          274          16          1        10
    Minority interests                              39         -            (20)            -           -          -         -
                                            -------------------------------------------------------------------------------------
Earnings (loss) from continuing operations         450        92             15           417          46          5        53
    Discontinued operations (net)                    -         -              -             -           -          -         -
                                            -------------------------------------------------------------------------------------
Net earnings (loss)                                450        92             15           417          46          5        53
Capital expenditures                               628        34            164           325          62          1        16
Assets                                           2,701       315          1,119         2,251         603        655       316
Equity investments                                 128         -              3           143          27         10       189
                                            -------------------------------------------------------------------------------------

                                            -------------------------------------------------------------------------------------
                                            Geothermal   Carbon                       Corporate & Unallocated           Total
                                              & Power      &                           Net
                                            Operations  Minerals   Administrative   Interest   Environmental
                                                                     & General        Expense  & Litigation  Other (b)
                                            -------------------------------------------------------------------------------------
Sales & operating revenues                   $     150  $    166     $        -       $     -      $    -   $      2  $  8,914
 Other income (loss) (a)                            28        14              -            31           -        128       288
Inter-segment revenues                               -         -              -             -           -     (1,900)        -
                                            -------------------------------------------------------------------------------------
Total                                              178       180              -            31           -     (1,770)    9,202

Depreciation, depletion & amortization              17        63              -             -           -         12       971
Dry hole costs                                       -         -              -             -           -          -       156

Earnings (loss) from equity investments             (2)       31              -             -           -         12       134
Earnings (loss) from continuing operations
  before income taxes and minority interests        45       (65)          (124)         (178)       (134)        42     1,236
    Income taxes (benefit)                          21       (36)           (36)          (30)        (50)        75       497
    Minority interests                               -         -              -            (3)          -          -        16
                                            -------------------------------------------------------------------------------------
Earnings (loss) from continuing operations          24       (29)           (88)         (145)        (84)       (33)      723
    Discontinued operations (net)                    -         -              -             -           -         37        37
                                            -------------------------------------------------------------------------------------
Net earnings (loss)                                 24       (29)           (88)         (145)        (84)         4       760

Capital expenditures (c)                            18        26              -             -           -         28(c)  1,302(c)
Assets                                             574       190              -             -           -      1,286    10,010
Equity investments                                  50        58              -             -           -         10       618
                                            -------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.

(b)  Includes eliminations and consolidation adjustments.

(c) Includes capital expenditures for discontinued operations (agricultural products) of $14 million.

                                    ----------------------------------------------------------------------------------------------
1999 Segment Information                                   Exploration & Production                        Global        Pipelines
Millions of dollars                          North America                         International           Trade
                                             -------------                         -------------
                                        Lower 48        Alaska       Canada      Far East       Other
                                    ----------------------------------------------------------------------------------------------
Sales & operating revenues               $     72     $    129     $    160      $    723      $     103    $ 4,301       $  38
 Other income (loss) (a)                        4            -           15             3              4          1          (6)
Inter-segment revenues                        974           63            -           177             65          8          10
                                    ----------------------------------------------------------------------------------------------
Total                                       1,050          192          175           903            172      4,310          42
Depreciation, depletion & amortization        385           53           54           207             63          1          12
Dry hole costs                                 82            -            4            41             21          -           -

Earnings (loss) from equity investments         3            -            -            (3)            (1)         3          64
Earnings (loss) from continuing operations
  before income taxes and minority interests   78           50           26           390            (52)        (7)         73
    Income taxes (benefit)                     22           19            7           166            (26)        (5)         11
    Minority interests                         11            -            5             -              -          -           -
                                    ----------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations     45           31           14           224            (26)        (2)         62
    Discontinued operations (net)               -            -            -             -              -          -           -
                                    ----------------------------------------------------------------------------------------------
Net earnings (loss)                            45           31           14           224            (26)        (2)         62

Capital expenditures                          530           28          112           321            117          3           7
Assets                                      2,178          326          946         1,856            586        439         299
Equity investments                             87            -            2           192             19          2         185
                                    ----------------------------------------------------------------------------------------------

                                         -----------------------------------------------------------------------------------------
                                         Geothermal    Carbon            Corporate & Unallocated                        Total
                                          & Power        &                        Net
                                         Operations   Minerals  Administrative  Interest    Environmental
                                                                  & General      Expense    & Litigation   Other (b)
                                         -----------------------------------------------------------------------------------------
Sales & operating revenues               $    153    $    159     $      -       $    -      $    -              4     $ 5,842
 Other income (loss) (a)                       12          (4)           -            21           -             69        119
Inter-segment revenues                          -           -            -             -           -         (1,297)         -
                                           ---------------------------------------------------------------------------------------
Total                                         165         155            -            21           -         (1,224)     5,961

Depreciation, depletion & amortization         22          11            -             -           -             10        818
Dry hole costs                                  -           -            -             -           -              -        148

Earnings (loss) from equity investments         -          29            -             -           -              1         96
Earnings (loss) from continuing operations
  before income taxes and minority interests   27          23         (117)         (176)        (49)           (16)       250
    Income taxes (benefit)                     13           -          (36)          (36)        (18)             4        121
    Minority interests                          -           2            -            (2)          -              -         16
                                           ---------------------------------------------------------------------------------------
Earnings (loss) from continuing operations     14          21          (81)         (138)        (31)           (20)       113
    Discontinued operations (net)               -           -            -             -           -             24         24
                                           ---------------------------------------------------------------------------------------
Net earnings (loss)                            14          21          (81)         (138)        (31)             4        137
Capital expenditures (c)                       21          12            -             -           -             20 (c)  1,171 (c)
Assets (d)                                    532         277            -             -           -          1,528 (d)  8,967 (d)
Equity investments                             24          42            -             -           -              3        556
                                           ---------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.

(b)  Includes eliminations and consolidation adjustments.

(c) Includes capital expenditures for discontinued operations (agricultural products) of $10 million.

(d) Includes assets for discontinued operations (agricultural products) of $289 million.

                                      -101

                                                -----------------------------------------------------------------------------------
1998 Segment Information                                             Exploration & Production                   Global    Pipelines
Millions of dollars                                      North America                         International     Trade
                                                         -------------                         -------------
                                                   Lower 48        Alaska      Canada      Far East       Other
                                                -----------------------------------------------------------------------------------
Sales & operating revenues                       $      106     $  110     $    77      $   723     $    84       $3,057    $  40
 Other income (loss) (a)                                 32          1         247          (20)        (69)           -        5
Inter-segment revenues                                  918         74           -          250          11            1        9
                                                -----------------------------------------------------------------------------------
Total                                                 1,056        185         324          953          26        3,058       54

Depreciation, depletion & amortization                  410         71          22          212          46            1       10
Dry hole costs                                          121          -           -           42          21            -        -

Earnings (loss) from equity investments                  (2)         -           -           (4)          1            -       63
Earnings (loss) from continuing operations
  before income taxes and minority interests              -          9         168          443        (115)          33       81
    Income taxes (benefit)                                -          3          48          248         (36)          12       14
    Minority interests                                    2          -           -            -           -            -        -
                                                -----------------------------------------------------------------------------------
Earnings (loss) from continuing operations               (2)         6         120          195         (79)          21       67
    Discontinued operations (net)                         -          -           -            -           -            -        -
                                                -----------------------------------------------------------------------------------
Net earnings (loss)                                      (2)         6         120          195         (79)          21       67
Capital expenditures                                    767         43          15          472         275            2       28
Assets                                                2,094        329         115        1,848         526          317      298
Equity investments                                        6          -           2          197          20           (3)     183
                                                -----------------------------------------------------------------------------------

                                             ---------------------------------------------------------------------------------------
                                               Geothermal    Carbon              Corporate & Unallocated                   Total
                                                & Power        &                        Net
                                               Operations   Minerals  Administrative  Interest  Environmental
                                                                       & General      Expense    & Litigation  Other (b)
                                             ---------------------------------------------------------------------------------------
Sales & operating revenues                       $   168    $   207   $      -        $     -    $    -     $    55     $ 4,627
 Other income (loss) (a)                              36          6          -             33         -         109         380
Inter-segment revenues                                 -          -          -              -         -      (1,263)          -
                                             ------------------------------------------------------------------------------------
Total                                                204        213          -             33         -      (1,099)      5,007

Depreciation, depletion & amortization                21         44          6              -         -           6         849
Dry hole costs                                         -          -          -              -         -           -         184

Earnings (loss) from equity investments               10         26          -              -         -           2          96
Earnings (loss) from continuing operations
  before income taxes and minority interests          44        (28)      (114)          (144)     (161)         52         268
    Income taxes (benefit)                            14        (19)       (35)           (31)      (59)          9         168
    Minority interests                                 -          5          -              -         -           -           7
                                             ------------------------------------------------------------------------------------
Earnings (loss) from continuing operations            30        (14)       (79)          (113)     (102)         43          93
    Discontinued operations (net)                      -          -          -              -         -          37          37
                                             ------------------------------------------------------------------------------------
Net earnings (loss)                                   30        (14)       (79)          (113)     (102)         80         130

Capital expenditures (c)                              27         42          -              -         -          33 (c)   1,704 (c)
Assets (d)                                           598        419          -              -         -       1,408 (d)   7,952 (d)
Equity investments                                    23         47          -              -         -           4         479
                                             ------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.

(b)  Includes eliminations and consolidation adjustments.

(c) Includes capital expenditures for discontinued operations (agricultural products) of $8 million.

(d) Includes assets for discontinued operations (agricultural products) of $305 million.

                                      -102

GEOGRAPHIC INFORMATION

2000 Geographic Disclosures

                                 -------------------------------------------------------------------------------------------------
                                                                                      Other         Corporate &
Millions of dollars                U. S.     Canada      Thailand     Indonesia      Foreign        Unallocated        Total
                                 ------------------------------------------------------------------------------------------------
Sales and operating revenues
   from continuing operations     $ 6,956   $    168    $     735    $     689     $    365        $      1        $    8,914
Long lived assets:
       Gross                        8,620      1,200        2,803        2,390        1,793             372            17,178
       Net                          2,699        975          967          921          720             151             6,433
                                 ------------------------------------------------------------------------------------------------

1999 Geographic Disclosures

                                 -------------------------------------------------------------------------------------------------
                                                                                      Other         Corporate &
Millions of dollars                U. S.     Canada      Thailand     Indonesia      Foreign        Unallocated        Total
                                 ------------------------------------------------------------------------------------------------
Sales and operating revenues
   from continuing operations     $ 4,333   $    160    $     618    $     483     $    252        $     (4)       $    5,842
Long lived assets: (a)
       Gross                        8,698        998        2,641        2,063        1,734             381            16,515
       Net                          2,626        868          952          657          713             164             5,980
                                -------------------------------------------------------------------------------------------------

(a) Includes long lived assets for discontinued business (agricultural products) of $621 million (gross) / $197 million (net).

1998 Geographic Disclosures

                                 -------------------------------------------------------------------------------------------------
                                                                                      Other         Corporate &
Millions of dollars                U. S.     Canada      Thailand     Indonesia      Foreign        Unallocated        Total
                                 ------------------------------------------------------------------------------------------------
Sales and operating revenues
   from continuing operations     $ 3,157   $     77    $     595    $     531     $    213        $     54        $    4,627
Long lived assets: (a)
       Gross                        8,823        168        2,537        1,928        1,594             419            15,469
       Net                          2,792         91          982          582          630             199             5,276
                                -------------------------------------------------------------------------------------------------

(a) Includes long lived assets for discontinued business (agricultural products) of $681 million (gross) / $203 million (net).

NOTE 30 - SUBSEQUENT EVENTS

In January 2001, the Company's Pure subsidiary acquired oil and gas properties, certain general and limited oil and gas partnership interests and fee mineral and royalty interests from International Paper Company for approximately $261 million in cash. Included in the transaction were total proved reserves of approximately 25 million barrels of oil equivalent (unaudited), ownership in 6 million gross fee mineral acres (3.2 million net) (unaudited) along with participation in several offshore exploration programs. The transaction was funded from Pure's credit facilities. Pure's acquisition has expanded its business areas into the Gulf Coast region and offshore in the Gulf of Mexico.

QUARTERLY FINANCIAL DATA (Unaudited)

                                                                                                2000 Quarters
                                                                                   ----------------------------------------
Millions of dollars except per share amounts                                             1st       2nd       3rd       4th
---------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                       $ 1,856   $ 2,216   $ 2,347   $ 2,783
Earnings from equity investments                                                          25        32        44        33
Total costs, including minority interests and income taxes                             1,757     1,998     2,215     2,643
---------------------------------------------------------------------------------------------------------------------------
After-tax earnings from continuing operations                                            124       250       176       173
Discontinued operations
       Gain on disposal (net of tax)                                                       9        14        14         -
---------------------------------------------------------------------------------------------------------------------------
             Net earnings (a)                                                        $   133   $   264   $   190   $   173
===========================================================================================================================
Basic earnings per share of common stock (b)
      Continuing operations                                                          $  0.51   $  1.03   $  0.72   $  0.71
      Discontinued operations                                                           0.04      0.05      0.06         -
---------------------------------------------------------------------------------------------------------------------------
      Basic earnings per share of common stock                                       $  0.55   $  1.08   $  0.78   $  0.71
===========================================================================================================================
Diluted earnings per share of common stock (b)
      Continuing operations                                                          $  0.51   $  1.00   $  0.71   $  0.70
      Discontinued operations                                                           0.04      0.05      0.06         -
---------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share of common stock                                     $  0.55   $  1.05   $  0.77   $  0.70
===========================================================================================================================

Net sales and operating revenues                                                     $ 1,827   $ 2,011   $ 2,318   $ 2,725
Gross margin (c)                                                                     $   210   $   227   $   244   $   344
---------------------------------------------------------------------------------------------------------------------------
(a)  Includes after-tax special item benefits (charges) of:                          $    (6)  $    94   $   (38)  $   (88)

(b) Due to changes in the number of weighted average common shares outstanding each quarter, the earnings per share amounts by quarter may not be additive.

(c) Gross margin equals sales and operating revenues less crude oil, natural gas and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expenses, and other operating taxes.

                                                                                                  1999 Quarters
                                                                                   -----------------------------------------
Millions of dollars except per share amounts                                             1st       2nd        3rd       4th
----------------------------------------------------------------------------------------------------------------------------
Total revenues                                                                       $ 1,141   $ 1,420    $ 1,496   $ 1,905
Earnings from equity investments                                                          27        21         24        23
Total costs including minority interests and income taxes                              1,164     1,435      1,488     1,857
----------------------------------------------------------------------------------------------------------------------------
After-tax earnings from continuing operations                                              4         6         32        71
Discontinued operations
      Earnings (loss) from operations (net of tax)                                         3         3         (8)        1
      Gain on disposal (net of tax)                                                        -         -          -        25
----------------------------------------------------------------------------------------------------------------------------
             Net earnings (a)                                                        $     7   $     9    $    24   $    97
============================================================================================================================
Basic earnings (loss) per share of common stock (b)
      Continuing operations                                                          $  0.02   $  0.03    $  0.13   $  0.29
      Discontinued operations                                                           0.01      0.01      (0.03)     0.11
----------------------------------------------------------------------------------------------------------------------------
      Basic earnings per share of common stock                                       $  0.03   $  0.04    $  0.10   $  0.40
============================================================================================================================
Diluted earnings (loss) per share of common stock (b)
      Continuing operations                                                          $  0.02   $  0.03    $  0.13   $  0.29
      Discontinued operations                                                           0.01      0.01      (0.03)     0.11
----------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share of common stock                                     $  0.03   $  0.04    $  0.10   $  0.40
============================================================================================================================

Net sales and operating revenues                                                     $ 1,126   $ 1,381    $ 1,478   $ 1,857
Gross margin (c)                                                                     $    26   $    39    $    70   $   132
----------------------------------------------------------------------------------------------------------------------------
(a)  Includes after-tax special item benefits (charges) of:                          $   (13)  $   (10)   $   (18)  $    20

(b) Due to changes in the number of weighted average common shares outstanding each quarter, the earnings per share amounts by quarter may not be additive.

(c) Gross margin equals sales and operating revenues less crude oil, natural gas and product purchases, operating and selling expenses, depreciation, depletion and amortization, dry hole costs, exploration expenses, and other operating taxes.

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

                                                    North America                     International
                                               ----------------------------------- ---------------------
Millions of dollars                             Lower 48      Alaska     Canada     Far East    Other      Total
---------------------------------------------------------------------------------------------------------------------
2000
Sales
   To public                                       $   109       $  248     $ 218       $  990   $  126      $ 1,691
   Intercompany                                      1,442           47         -          207       98        1,794
Other revenues                                          75            3        31            9        1          119
---------------------------------------------------------------------------------------------------------------------
      Total                                          1,626          298       249        1,206      225        3,604
Production costs                                       208           80        51          152       45          536
Exploration expenses                                   175            6        14           99       36          330
Depreciation, depletion and amortization               427           57       111          221       50          866
Other operating expenses                                78            9        13           61       32          193
---------------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                     738          146        60          673       62        1,679
     Income taxes                                      267           54      (20)          274       16          591
---------------------------------------------------------------------------------------------------------------------
Results of operations                              $   471       $   92     $  80       $  399   $   46      $ 1,088
Results of equity investees (a)                         18            -         -           18        -           36
---------------------------------------------------------------------------------------------------------------------
Total                                              $   489       $   92     $  80       $  417   $   46      $ 1,124
=====================================================================================================================
1999
Sales
   To public                                       $    39       $  121     $ 125       $  683   $   87      $ 1,055
   Intercompany                                        781           61         -          177       65        1,084
Other revenues                                          28            3        13            9        2           55
---------------------------------------------------------------------------------------------------------------------
      Total                                            848          185       138          869      154        2,194
Production costs                                       167           70        35          134       44          450
Exploration expenses                                   156            2        11           77       73          319
Depreciation, depletion and amortization               385           53        54          207       63          762
Other operating expenses                                65           10        12           58       25          170
---------------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                      75           50        26          393      (51)         493
     Income taxes                                       22           19         7          166      (26)         188
---------------------------------------------------------------------------------------------------------------------
Results of operations                              $    53       $   31     $  19       $  227   $ (25)      $   305
Results of equity investees (a)                          3            -         -          (3)      (1)           (1)
---------------------------------------------------------------------------------------------------------------------
Total                                              $    56       $   31     $  19       $  224   $ (26)      $   304
=====================================================================================================================

(a) Unocal's proportional shares of investees accounted for by the equity method.

                                                     North America                      International
                                               ------------------------------------ -----------------------
Millions of dollars                              Lower 48      Alaska     Canada    Far East     Other     Total
----------------------------------------------------------------------------------------------------------------------
1998
Sales
   To public                                      $   67      $   93     $  40       $  709      $  73     $   982
   Intercompany                                      737          73         -          246         14       1,070
Other revenues                                        55          11       174           (6)         2         236
----------------------------------------------------------------------------------------------------------------------
      Total                                          859         177       214          949         89       2,288
Production costs                                     187          82        17          123         49         458
Exploration expenses                                 196           2         -          101         77         376
Depreciation, depletion and amortization             410          71        22          212         46         761
Other operating expenses                              63          13         7           70         33         186
----------------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                     3           9       168          443       (116)        507
     Income taxes                                      -           3        48          248        (36)        263
----------------------------------------------------------------------------------------------------------------------
Results of operations                             $    3      $    6     $ 120       $  195      $ (80)    $   244
Results of equity investees (a)                       (3)          -         -            -          1          (2)
----------------------------------------------------------------------------------------------------------------------
Total                                             $    -      $    6     $ 120       $  195      $ (79)    $   242
======================================================================================================================

(a) Unocal's proportional shares of investees accounted for by the equity method.

Costs Incurred - Costs incurred in oil and gas property acquisition, exploration and development activities, both capitalized and charged to expense, are shown below. Data for the Company's capitalized costs related to oil and gas exploration and production activities are presented in note 15 on page 74.

                                                                 North America              International
                                                         ------------------------------  --------------------
Millions of dollars                                      Lower 48   Alaska    Canada     Far East    Other     Total
-----------------------------------------------------------------------------------------------------------------------
2000 (a)
Property acquisition
   Proved (b) (c)                                            $ 312     $   -     $ 346       $ 157     $  18     $ 833
   Unproved                                                     57         -         6           6         1        70
Exploration                                                    294         6        34         134        46       514
Development                                                    279        30        70         237        33       649
Costs incurred by equity investees (d)                         103         -         -           -         -       103
-----------------------------------------------------------------------------------------------------------------------
1999 (e)
Property acquisition
   Proved (f)                                                $  18     $   -     $ 283       $   -     $  22     $ 323
   Unproved                                                     29         1         5           6        15        56
Exploration                                                    320         4        26         155        95       600
Development                                                    240        25        76         204        44       589
Costs incurred by equity investees (d)                          11         -         -           4         -        15
-----------------------------------------------------------------------------------------------------------------------
1998
Property acquisition
   Proved                                                    $  53     $   -     $   -       $   -     $  10     $  63
   Unproved                                                    223         -         -           4        49       276
Exploration                                                    358         3         1         205        97       664
Development                                                    207        42        13         352       101       715
Costs incurred by equity investees (d)                           -         -         -          27        20        47
-----------------------------------------------------------------------------------------------------------------------

(a) Includes costs of $154 million attributable to outstanding minority interests in consolidated subsidiaries.
(b) Lower 48 includes $244 million for the acquisition of the common stock of Titan Exploration, Inc.
(c) Canada includes $161 million of cash, $82 million of net debt and $65 million of hedge liabilities for the remaining interest in Northrock Resources Ltd.
(d) Represents Unocal's proportional shares of costs incurred by investees accounted for by the equity method.
(e) Includes costs of $53 million attributable to outstanding minority interests in consolidated subsidiaries.
(f) Canada includes $205 million of common stock and $69 million of net debt for the acquisition of a 48 percent interest in Northrock Resources Ltd.

Average Prices and Production Costs per Unit (Unaudited) - The average sales price is based on sales revenues and volumes attributable to net working interest production. Where intersegment sales occur, intersegment sales prices approximate market prices. The average production costs are stated on a per barrel of oil equivalent (BOE) basis, which includes natural gas that is converted at a ratio of 6.0 mcf to one barrel of oil equivalent (this ratio represents the approximate energy content of the wet gas).

                                                               North America               International
                                                     --------------------------------  ---------------------
                                                       Lower 48   Alaska     Canada     Far East    Other      Total
----------------------------------------------------------------------------------------------------------------------
2000 Average prices: (a)
   Crude oil and condensate - per barrel                $ 28.69   $ 24.94    $ 22.75     $ 26.17    $ 27.84   $ 26.55
   Natural gas - per mcf                                   3.93      1.20       2.30        2.46       2.81      2.96
   Natural gas liquids - per barrel                       19.31     24.70      19.20       26.09          -     21.15
Average production costs per BOE (b)                       3.22      4.66       4.38        1.84       4.36      2.88
----------------------------------------------------------------------------------------------------------------------
1999 Average prices: (a)
   Crude oil and condensate - per barrel                $ 16.65   $ 13.05    $ 13.99     $ 15.38    $ 16.80   $ 15.38
   Natural gas - per mcf                                   2.17      1.20       2.31        2.03       2.19      2.04
   Natural gas liquids - per barrel                       10.28     13.96      12.37       15.95          -     11.87
Average production costs per BOE (b)                       2.78      3.88       4.07        1.71       3.97      2.56
----------------------------------------------------------------------------------------------------------------------
1998 Average prices: (a)
   Crude oil and condensate - per barrel                $ 12.41   $  9.35    $ 10.12     $ 12.55    $ 11.05   $ 11.67
   Natural gas - per mcf                                   2.07      1.33       1.64        2.06       2.66      2.01
   Natural gas liquids - per barrel                        8.63     10.21       7.78       10.05          -      8.97
Average production costs per BOE (b)                       2.91      4.40       3.05        1.52       5.83      2.57
----------------------------------------------------------------------------------------------------------------------

(a) Average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges and other Global Trade margins.
(b) Includes production of host countries' shares in Indonesia and the Democratic Republic of Congo for all three years presented and in Yemen for 1999 and 1998.

Oil and Gas Reserve Data (Unaudited) - Estimates of physical quantities of oil and gas reserves, determined by Company engineers, for the years 2000, 1999, and 1998 are presented on pages 111 and 112. As defined by the Securities and Exchange Commission, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Significant portions of the Company's undeveloped reserves, principally in offshore areas, require the installation or completion of related infrastructure facilities such as platforms, pipelines, and the drilling of development wells. Proved reserve quantities exclude royalty interests owned by others; however, reserves held under production-sharing contracts (PSCs) in Indonesia and a concession in the Democratic Republic of Congo are reported on a gross basis. The gross basis includes the Company's net working interest and the related host country interest. In Bangladesh, Myanmar and Azerbaijan, the Company reports its share of reserves pursuant to PSCs utilizing the "economic interest" method. Estimated quantities for PSCs reported under the "economic interest" method are subject to fluctuations in the price of oil and gas and recoverable operating expenses and capital costs. If prices increase and costs remain stable, reserve quantities attributable to recovery of costs decline. This reduction would be partially offset by an increase in the Company's net equity share. However, the overall effect would be a reduction of reserves attributable to the Company. The reserve quantities also include barrels of oil that the Company is contractually obligated to sell in Indonesia at prices substantially below market.

Natural gas reserves are reported on a wet gas basis, which includes natural gas liquids. For informational purposes, natural gas liquids reserves in the U.S. are estimated to be 48 million, 44 million, and 49 million barrels at December 31, 2000, 1999, and 1998, respectively. They are derived from the natural gas reserves by applying a national average shrinkage factor obtained from the Department of Energy published statistics. International natural gas liquids reserves were insignificant for the above periods.

Estimated Proved Reserves of Crude Oil and Condensate

                                            Consolidated Subsidiaries
                                 --------------------------------------------------
                                        North America           International             Equity
                                 ---------------------------  -----------------
Millions of barrels              Lower 48   Alaska  Canada    Far East  Other  Total    Investees  (a)  Worldwide
-------------------------------------------------------------------------------------------------------------------
As of December 31, 1997 (b)           126       83      35        158     131   533             -             533
   Revisions of estimates              (7)     (14)     (1)         -      13    (9)            -              (9)
   Improved recovery                    4        -       1          1       -     6             -               6
   Discoveries and extensions          13        5       -         60       3    81             -              81
   Purchases (c)                        5        -       -          -       -     5             2               7
   Sales (c)                           (6)       -     (13)         -       -   (19)            -             (19)
   Production                         (16)     (11)     (3)       (29)     (8)  (67)            -             (67)
-------------------------------------------------------------------------------------------------------------------
As of December 31, 1998 (b)           119       63      19        190     139   530             2             532
   Revisions of estimates               6        8       3          9       -    26             -              26
   Improved recovery                    -        -       -          2       -     2             -               2
   Discoveries and extensions           7        2       4         18       -    31             -              31
   Purchases (c)                        -        -      34          -       2    36             2              38
   Sales (c)                           (4)      (1)      -          -     (10)  (15)            -             (15)
   Production                         (15)     (10)     (5)       (26)     (8)  (64)            -             (64)
-------------------------------------------------------------------------------------------------------------------
As of December 31, 1999 (b) (d)       113       62      55        193     123   546             4             550
   Revisions of estimates               1       16      (5)        11    (18)     5             1               6
   Improved recovery                    -        1       -          2       -     3             -               3
   Discoveries and extensions           7        2       4         30      19    62             -              62
   Purchases (c)                       37        -       1         41       2    81             2              83
   Sales (c)                           (5)       -      (2)         -       -    (7)            -              (7)
   Production                         (16)      (9)     (6)       (26)     (7)  (64)           (1)            (65)
-------------------------------------------------------------------------------------------------------------------
As of December 31, 2000 (b) (e)       137       72      47        251     119   626             6             632
Proved Developed Reserves at:
   December 31, 1997                   97       63      32         91      31   314             -             314
   December 31, 1998                   88       47      18         81      38   272             2             274
   December 31, 1999                   93       50      51         74      38   306             3             309
   December 31, 2000                  106       55      43         75      43   322             5             327

(a)  Respresents Unocal's proportional shares of reserves of Lower 48 investees accounted for by the equity method.
(b)  Includes host countries' shares at
            December 31, 1997 of:       -        -       -         52       7    59             -              59
            December 31, 1998 of:       -        -       -         47       5    52             -              52
            December 31, 1999 of:       -        -       -         44       2    46             -              46
            December 31, 2000 of:       -        -       -         72       3    75             -              75
(c)  Purchases and sales include reserves acquired and relinquished through property exchanges.
(d)  Canada includes reserves attributable to a consolidated subsidiary in which there was a minority interest share representing approximately 18 million barrels at December 31, 1999.
     Lower 48 includes reserves attributable to a consolidated subsidiary in which there was a minority interest share representing approximately 7 million barrels at December 31, 1999.
(e)  Lower 48 includes reserves attributable to consolidated subsidiaries in which there were minority interest shares representing approximately 27 million barrels at December 31, 2000.

Estimated Proved Reserves of Natural Gas


                                             Consolidated Subsidiaries
                                 ----------------------------------------------------
                                        North America          International            Equity
                                 ---------------------------- ----------------
Billions of cubic feet            Lower 48  Alaska   Canada   Far East  Other Total   Investees   (a) Worldwide
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1997 (b)          1,677     443      105      4,189   136  6,550            -          6,550
   Revisions of estimates               25     (21)      (1)       (71)    2    (66)           -            (66)
   Improved recovery                    11       7        -          -     2     20            -             20
   Discoveries and extensions          191       3        -        159    84    437            -            437
   Purchases (c)                        30       -        -          -     -     30           22             52
   Sales (c)                           (90)      -      (91)         -     -   (181)           -           (181)
   Production                         (299)    (58)      (3)      (322)   (8)  (690)           -           (690)
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1998 (b)          1,545     374       10      3,955   216  6,100           22          6,122
   Revisions of estimates                5     (21)       -         17   (24)   (23)           3            (20)
   Improved recovery                    20       -        1         26     2     49            1             50
   Discoveries and extensions          165       1       36        499     4    705            -            705
   Purchases (c)                        20       -      333          -   150    503           79            582
   Sales (c)                          (115)      -        -          -     -   (115)           -           (115)
   Production                         (271)    (58)     (25)      (326)  (17)  (697)          (9)          (706)
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1999 (b) (d)      1,369     296      355      4,171   331  6,522           96          6,618
   Revisions of estimates               30     (12)     (55)      (236)   18   (255)          23           (232)
   Improved recovery                    11       1        -         25     1     38            -             38
   Discoveries and extensions          175       1       31        370     -    577            4            581
   Purchases (c)                       299       -       13         38     -    350           14            364
   Sales (c)                           (45)      -      (25)         -     -    (70)          (4)           (74)
   Production                         (274)    (58)     (39)      (348)  (22)  (741)         (14)          (755)
-----------------------------------------------------------------------------------------------------------------
As of December 31, 2000 (b) (e)      1,565     228      280      4,020   328  6,421          119          6,540
Proved Developed Reserves at:
   December 31, 1997                 1,251     243       97      2,002    52  3,645            -          3,645
   December 31, 1998                 1,199     211       11      2,394   141  3,956           16          3,972
   December 31, 1999                 1,158     185      298      1,993   221  3,855           91          3,946
   December 31, 2000                 1,300     154      223      1,753   202  3,632          110          3,742

(a)  Respresents Unocal's proportional shares of reserves of Lower 48 investees accounted for by the equity method.
(b)  Includes host countries' shares at
     December 31, 1997 of:               -       -        -        444     -    444            -            444
     December 31, 1998 of:               -       -        -        389     -    389            -            389
     December 31, 1999 of:               -       -        -        441     -    441            -            441
     December 31, 2000 of:               -       -        -        454     -    454            -            454
(c)  Purchases and sales include reserves acquired and relinquished through property exchanges.
(d)  Canada includes reserves attributable to a consolidated subsidiary in which there was a minority interest share representing approximately 176 billion cubic feet at December 31, 1999.
     Lower 48 includes reserves attributable to
     a consolidated subsidiary in which there was a minority interest share representing approximately 100 billion cubic feet at December 31, 1999.
(e)  Lower 48 includes reserves attributable to consolidated subsidiaries in which there were minority interest shares representing approximately 253 billion cubic feet at December 31, 2000.

Present Values of Future Net Cash Flows (Unaudited)

The present values of future net cash flows from proved oil and gas reserves for the years 2000, 1999, and 1998 are presented on page 114. Revenues are based on estimated production of proved reserves from existing and planned facilities and on prices of oil and gas at year-end 2000. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year-end statutory tax rates to pre-tax future cash flows less recovery of the tax basis of proved properties and reduced by applicable tax credits.

The Company cautions readers that the data on the present value of future net cash flows of oil and gas reserves are based on many subjective judgments and assumptions. Different, but equally valid, assumptions and judgments could lead to significantly different results. Additionally, estimates of physical quantities of oil and gas reserves, future rates of production and related prices and costs for such production are subject to extensive revisions and a high degree of variability as a result of economic and political changes. As set forth in note (a) to the table on page 114, the year-end 2000 oil and gas prices required to be used in the calculations were at historically high levels, particularly in the case of U.S. Lower 48 and Canada gas prices. Any subsequent price changes will alter the results and the indicated present value of oil and gas reserves. It is the opinion of the Company that this data can be highly misleading and may not be indicative of the value of underground oil and gas reserves.

The changes from year to year in the present values of future net cash flows are presented on page 115.

Present Values of Future Net Cash Flows

                                                     North America                     International
                                                 --------------------------------  ----------------------
Millions of dollars                                 Lower 48    Alaska    Canada      Far East     Other      Total
--------------------------------------------------------------------------------------------------------------------
2000
Revenues (a)                                        $ 18,926   $ 1,425   $ 3,838      $ 12,965   $ 3,467   $ 40,621
Production costs                                       2,795       826       512         2,454       624      7,211
Development costs (b)                                    750       221        79         2,607       624      4,281
Income tax expense                                     5,210       116     1,275         3,225       652     10,478
--------------------------------------------------------------------------------------------------------------------
Future net cash flows                                 10,171       262     1,972         4,679     1,567     18,651
10% annual discount                                    3,416        55       913         1,994       839      7,217
--------------------------------------------------------------------------------------------------------------------
Present values of future net cash flows                6,755       207     1,059         2,685       728     11,434
Company's share of present values of future
   net cash flows of equity investees (c)                382         -         -           300         -        682
--------------------------------------------------------------------------------------------------------------------
Total  (d)                                          $  7,137   $   207   $ 1,059      $  2,985   $   728   $ 12,116
====================================================================================================================
1999
Revenues (a)                                        $  5,755   $ 1,496   $ 1,969      $ 12,172   $ 3,210   $ 24,602
Production costs                                       1,706       639       559         2,937       766      6,607
Development costs (b)                                    724       202        64         2,159       560      3,709
Income tax expense                                     1,044       211       469         2,754       430      4,908
--------------------------------------------------------------------------------------------------------------------
Future net cash flows                                  2,281       444       877         4,322     1,454      9,378
10% annual discount                                      677       102       378         1,819       786      3,762
--------------------------------------------------------------------------------------------------------------------
Present values of future net cash flows                1,604       342       499         2,503       668      5,616
Company's share of present values of future
   net cash flows of equity investees (c)                 72         -         -           287         -        359
--------------------------------------------------------------------------------------------------------------------
Total  (e)                                          $  1,676   $   342   $   499      $  2,790   $   668   $  5,975
====================================================================================================================
1998
Revenues (a)                                        $  4,203   $   802   $   178      $  7,029   $ 1,486   $ 13,698
Production costs                                       1,545       499       109         2,731       756      5,640
Development costs (b)                                    698       208         9         1,614       576      3,105
Income tax expense                                       536        (2)       24           768        44      1,370
--------------------------------------------------------------------------------------------------------------------
Future net cash flows                                  1,424        97        36         1,916       110      3,583
10% annual discount                                      415        (2)       10           697        89      1,209
--------------------------------------------------------------------------------------------------------------------
Present values of future net cash flows                1,009        99        26         1,219        21      2,374
Company's share of present values of future
   net cash flows of equity investees (c)                  -         -         -           202         -        202
--------------------------------------------------------------------------------------------------------------------
Total                                               $  1,009   $    99   $    26      $  1,421   $    21   $  2,576
====================================================================================================================
(a)  Weighted-average prices, based on year-end prices, were as follows:
        Crude oil per  barrel               2000    $  25.28   $ 17.45   $ 20.09      $  22.66   $ 23.27
                                            1999    $  23.72   $ 19.85   $ 20.30      $  22.83   $ 21.22
                                            1998    $   8.31   $  7.49   $  9.05      $  10.53   $  8.50
        Natural gas per mcf                 2000    $  10.02   $  1.20   $ 10.50      $   2.75   $  2.49
                                            1999    $   2.23   $  1.20   $  1.85      $   2.71   $  2.48
                                            1998    $   2.10   $  1.20   $  1.68      $   1.66   $  1.58

(b)  Includes dismantlement and abandonment costs.
(c) Represents Unocal's proportional shares of investees accounted for under the equity method.
(d)  Included in Lower 48 is the present value of Spirit Energy 76 Development,
     L. P., a consolidated subsidiary, in which there is a minority interest share representing approximately $98 million and the present value of Pure Resources, Inc. in which there is a minority interest representing approximately $656 million.
(e)  Included in Lower 48 is the present value of Spirit Energy 76 Development,
     L. P., a consolidated subsidiary, in which there is a minority interest share representing approximately $112 million. Canada included a minority interest share of approximately $211 million in the present value of the Company's Northrock Resources, Ltd. consolidated subsidiary.

Changes in Present Values of Future Net Cash Flows (Unaudited)

Millions of dollars                                                                   2000        1999        1998
-------------------------------------------------------------------------------------------------------------------
Present value at beginning of year                                                $  5,975     $ 2,576     $ 4,418
Discoveries and extensions, net of estimated future costs                            2,333       1,011         503
Net purchases and sales of proved reserves (a)                                       1,354         546        (239)
Revisions to prior estimates:
   Prices net of estimated changes in production costs                               9,196       5,130      (1,931)
   Future development costs                                                           (820)       (555)       (498)
   Quantity estimates                                                                 (232)        145         (53)
   Production schedules and other                                                     (595)         (1)       (495)
Accretion of discount                                                                  724         294         538
Development costs related to beginning of year reserves                                696         584         711
Sales of oil and gas net of production costs of:
    ($536 million in 2000, $450 million in 1999 and $458 million in 1998)           (2,949)     (1,689)     (1,594)
Net change in income taxes                                                          (3,566)     (2,066)      1,216
-------------------------------------------------------------------------------------------------------------------
Present value at end of year                                                      $ 12,116     $ 5,975     $ 2,576
===================================================================================================================

(a) Reserves purchased were valued at $1,512 million, $644 million, and $17 million in 2000, 1999, and 1998, respectively. Reserves sold were valued at $158 million, $98 million, and $256 million for the same years, respectively.

SELECTED FINANCIAL DATA (Unaudited)

Millions of dollars except per share amounts                    2000       1999      1998         1997         1996
====================================================================================================================
Revenue Data
Sales
   Crude oil and condensate                                 $  5,764   $  3,511  $  2,208     $  2,707     $  2,495
   Natural gas                                                 2,495      1,646     1,823        1,857        1,482
   Geothermal steam                                              150        153       166          119          131
   Natural gas liquids                                           108         73        66          105           95
   Petroleum products                                            286        209        32           13           16
   Minerals                                                       29         35        67          106           97
   Other                                                         137        124       142          319          161
--------------------------------------------------------------------------------------------------------------------
          Total sales revenues                                 8,969      5,751     4,504        5,226        4,477
Operating revenues                                               (55)        91       123          116          108
Other revenues (a)                                               288        119       380          129          121
--------------------------------------------------------------------------------------------------------------------
          Total revenues from continuing operations         $  9,202   $  5,961  $  5,007     $  5,471     $  4,706
--------------------------------------------------------------------------------------------------------------------
Revenues from discontinued operations (b)                   $    336   $    352  $    376     $    439     $  4,787
--------------------------------------------------------------------------------------------------------------------
Earnings Data
Earnings from continuing operations                         $    723   $    113  $     93     $    615     $    358
Earnings from discontinued operations (net of tax)                37         24        37            4         (322)
Extraordinary item - early extinguishment of debt (net tax)        -          -         -          (38)           -
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                $    760   $    137  $    130     $    581     $     36
Basic earnings (loss) per share of common stock:
      Continuing operations                                 $   2.98   $   0.47  $   0.39     $   2.47     $   1.15
      Discontinued operations                                   0.15       0.10      0.15         0.02        (1.30)
      Extraordinary item                                           -          -         -        (0.15)           -
--------------------------------------------------------------------------------------------------------------------
      Net earnings (loss) per share of common stock         $   3.13   $   0.57  $   0.54     $   2.34     $  (0.15)
--------------------------------------------------------------------------------------------------------------------
Share Data
Cash dividends declared on preferred stock                  $      -   $      -  $      -     $      -     $     18
     Per share                                                     -          -         -            -         1.75
Cash dividends declared on common stock                          194        194       192          199          199
     Per share                                                  0.80       0.80      0.80         0.80         0.80
Number of common stockholders of record at year end           24,910     27,026    29,567       31,919       32,924
Weighted average common shares - thousands                   242,863    242,167   241,332      248,190      248,767
====================================================================================================================

(a) All years have been reclassified to exclude earnings from equity investments from revenues.
(b) 1996 excludes $609 million for November 17, 1996 - December 31, 1996 which was included in loss on disposal in the Consolidated Earnings Statement. All prior years were restated to include agricultural products in discontinued operations.

Millions of dollars except as indicated                         2000      1999       1998       1997      1996
================================================================================================================
Balance Sheet Data
Current assets (c)                                            $ 1,802   $ 1,631    $ 1,388    $ 1,501   $ 3,228
Current liabilities (d)                                         1,845     1,559      1,376      1,160     1,622
Working capital                                                   (43)       72         12        341     1,606
Ratio of current assets to current liabilities                  1.0:1     1.0:1      1.0:1      1.3:1     2.0:1
Total assets                                                   10,010     8,967      7,952      7,530     9,123
Total debt and capital leases                                   2,506     2,854      2,558      2,170     3,058
Trust convertible preferred securities                            522       522        522        522       522
Total stockholders' equity                                      2,719     2,184      2,202      2,314     2,275
    Dollars stockholders' equity-per common share               11.19      9.01       9.13       9.32      9.14
Return on average stockholders' equity:
     Continuing operations                                       29.5%      5.2%       4.1%      26.8%     17.5%
     Including discontinued operations and extraordinary item    31.0%      6.2%       5.8%      25.3%      1.4%
----------------------------------------------------------------------------------------------------------------
General Data
Salaries, wages and employee benefits (e)                     $   546   $   578    $   596    $   640   $   806
Number of regular employees at year-end                         6,800     7,550      7,880      8,394    11,658
================================================================================================================

(c) 1996 Includes net assets of discontinued operations related to refining, marketing and transportation business.
(d) 2000, 1999 and 1998 includes liabilities associated with pre-paid commodity sales.
(e) Employee benefits are net of pension income recognized in accordance with current accounting standards for pension costs.

OPERATING SUMMARY (Unaudited)

                                                            2000 (a)       1999       1998       1997        1996
------------------------------------------------------------------------------------------------------------------
Oil and Gas
-----------
Net exploratory wells completed:
    Oil                                                          15          31         19         10           4
    Gas                                                          47          23         18         12          13
Net development wells completed:
    Oil                                                         102          81        113        118          84
    Gas                                                         142          93        105        118         108
Net dry holes:
    Exploratory                                                  40          27         34         25          30
    Development                                                   9           9         10          7           6
------------------------------------------------------------------------------------------------------------------
      Total net wells                                           355         264        299        290         245
Net producible wells at year end (b)                          4,638       3,511      3,193      3,884       3,640
Net undeveloped acreage at year end - thousands of acres:
      North America
         Lower 48                                             2,199       1,743      1,664      1,257         711
         Alaska                                                 221         186        215        174         182
         Canada                                               1,285       1,440         39        747         919
      International
         Far East                                            14,505      20,677     20,167     14,688      11,929
         Other                                                6,172       5,043      4,975      3,573       4,499
------------------------------------------------------------------------------------------------------------------
         Total                                               24,382      29,089     27,060     20,439      18,240
Net proved reserves at year end (c):
    Crude oil and condensate - million barrels
      North America
         Lower 48                                               137         113        119        126         142
         Alaska                                                  72          62         63         83          94
         Canada                                                  47          55         19         35          35
      International
         Far East                                               251         193        190        158         166
         Other                                                  119         123        139        131          76
      Equity investees                                            6           4          2          -           -
------------------------------------------------------------------------------------------------------------------
         Total                                                  632         550        532        533         513
    Natural gas - billion cubic feet
      North America
         Lower 48                                             1,565       1,369      1,545      1,677       2,071
         Alaska                                                 228         296        374        443         504
         Canada                                                 280         355         10        105         103
      International
         Far East                                             4,020       4,171      3,955      4,189       4,057
         Other                                                  328         331        216        136          60
      Equity investees                                          119          96         22          -           -
------------------------------------------------------------------------------------------------------------------
         Total                                                6,540       6,618      6,122      6,550       6,795

(a) Reflects the acquisition of Titan Exploration, Inc. by Pure Resources, Inc. in North America-Lower 48.
(b) Producible wells exclude suspended wells not expected to be producing within a year and wells awaiting abandonment.
(c) Includes host countries' shares under certain production sharing contracts and 100% of consolidated subsidiaries.

                                                          2000       1999       1998       1997      1996
----------------------------------------------------------------------------------------------------------
Oil and Gas
-----------
Net daily production (a) (b):
   Crude oil and condensate - thousand barrels
      North America
          Lower 48                                          45         40         44         45        59
          Alaska                                            26         27         29         31        37
          Canada                                            15         12         11         14        13
      International
          Far East                                          70         73         80         95        84
          Other                                             19         23         20         12        14
----------------------------------------------------------------------------------------------------------
         Total                                             175        175        184        197       207
   Natural gas - million cubic feet
      North America
          Lower 48                                         786        747        795        860       925
          Alaska                                           128        133        133        133       150
          Canada                                            99         70         24         35        41
      International
          Far East                                         936        847        853        795       669
          Other                                             58         39         21         25        27
----------------------------------------------------------------------------------------------------------
         Total                                           2,007      1,836      1,826      1,848     1,812
   Natural gas liquids - thousand barrels
      Leasehold (c)                                         14         17         16         15        16
      Plant                                                  1          2          3          3         4
----------------------------------------------------------------------------------------------------------
         Total                                              15         19         19         18        20
Geothermal Operations
---------------------
Net wells completed:
    Exploratory                                              -          -          3          3         3
    Development                                              -          -          8          7        16
----------------------------------------------------------------------------------------------------------
      Total                                                  -          -         11         10        19
Net producible wells at year end                            83         79        287        241       208
Net undeveloped acreage at year end - thousands of acres   314        314        338        384       384
Net proved reserves at year end: (d)
      Billion kilowatt-hours                               114        120        157        149       155
      Million equivalent oil barrels                       170        179        235        223       232
Net daily production:
      Million kilowatt-hours                                16         17         21         18        18
      Thousand equivalent oil barrels                       25         25         32         27        26
----------------------------------------------------------------------------------------------------------
(a)  Includes the company's proportional shares of equity investees, 100% of consolidated subsidiaries.
(b)  Natural gas is reported on a wet gas basis; production excludes gas consumed on lease and production includes certain host countries' shares of:

            Crude oil and condensate - thousand barrels     26         24         10         28        28
            Natural gas - million cubic feet               107         82         49         28        27

(c)  Net of plant retentions.
(d)  Includes reserves underlying a service fee arrangement in the Philippines.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

                                   PART III

The information required by Items 10 through 13 (except for information regarding the Company's executive officers) is incorporated by reference to Unocal's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") (File No. 1-8483), as indicated below. The 2001 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 9, 2001.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

See the information regarding Unocal's directors and nominees for election as directors to appear in the 2001 Proxy Statement under the captions "Election of Directors" and "Board Committee Meetings and Functions". Also, see the list of Unocal's executive officers and related information under the caption "Executive Officers of the Registrant" in Part I of this report on page 24.

ITEM 11 - EXECUTIVE COMPENSATION.

See the information regarding executive compensation to appear in the 2001 Proxy Statement under the captions "Summary Compensation Table," "Option/SAR Grants in 2000," "Aggregated Option/SAR Exercises in 2000 and December 31, 2000 Option/SAR Values," "Long-Term Incentive Plans - Awards in 2000," "Pension Plan Table," "Employment Contracts, Termination of Employment and Change of Control Arrangements" and the information regarding directors' compensation to appear in the 2001 Proxy Statement under the caption "Directors' Compensation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See the information regarding security ownership to appear in the 2001 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

See the information regarding certain loans to executive officers to appear in the 2001 Proxy Statement under the caption "Indebtedness of Management."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

               (1) Financial Statements: See the Index to Consolidated Financial
                   Statements and Financial Statement Schedule under Item 8 on page 53 of this report.

               (2) Financial Statement Schedule: See the Index to Consolidated
                   Financial Statements and Financial Statement Schedule under
                   Item 8 on page 53 of this report.

               (3) Exhibits: The Exhibit Index on pages 125 through 127 of this report lists the exhibits that are filed as part of this report and identifies each management contract and compensatory plan or arrangement required to be filed.

(b) Reports filed on Form 8-K:

             During the fourth quarter of 2000:

               (1) Current Report on Form 8-K dated September 30, 2000, and filed October 3, 2000, for the purpose of reporting, under
                   Item 5, the completion of the Company's sale of its Agricultural Products business to Agrium, Inc.

               (2) Current Report on Form 8-K dated and filed December 5, 2000, for the purpose of reporting, under Item 5, an enhanced severance program in the event of a change in control of the Company.

               (3) Current Report on Form 8-K dated and filed December 5, 2000, for the purpose of reporting, under Item 5, the appointment of a new Chief Executive Officer, Chief Operating Officer and Chairman of the Board.

               (4) Current Report on Form 8-K dated and filed December 8, 2000, for the purpose of reporting, under Item 5, Unocal and Union Oil bylaw amendments, both filed as exhibits under Item 7, and effective January 1, 2001.

               (5) Current Report on Form 8-K dated December 12, 2000, and filed
                   December 13, 2000, for the purpose of reporting, under Item 5, the capital spending forecast for 2001.

             During the first quarter of 2001 to the date hereof:

               (1) Current Report on Form 8-K dated January 4, 2001, and filed
                   January 11, 2001, for the purpose of reporting, under Item 5, the Company's worldwide drilling results.

               (2) Current Report on Form 8-K, dated January 25, 2001, and filed
                   January 29, 2001, for the purpose of reporting, under Item 5, the Company's fourth quarter 2000 earnings and related information, as well as the Company's 2001 earnings forecast.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UNOCAL CORPORATION
                                              (Registrant)
Dated:
March 16, 2001                            By:  /s/ TERRY G. DALLAS
--------------                               ------------------------
                                             Terry G. Dallas
                                             Executive Vice President and
                                             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2001.

              Signature                              Title
------------------------------------------------------------------------------


/s/ JOHN W. CREIGHTON, JR.                  Chairman of the Board of Directors
--------------------------------------
John W. Creighton, Jr.

/s/ CHARLES R. WILLIAMSON                          Chief Executive Officer
--------------------------------------
Charles R. Williamson                                   and Director

/s/ TIMOTHY H. LING                                       Director
--------------------------------------
Timothy H. Ling

/s/ TERRY G. DALLAS                              Executive Vice President and
--------------------------------------
Terry G. Dallas                                     Chief Financial Officer

/s/ JOE D. CECIL                                 Vice President and Comptroller
--------------------------------------
Joe D. Cecil                                     (Principal Accounting Officer)

/s/ JOHN W. AMERMAN                                       Director
--------------------------------------
John W. Amerman

/s/ JAMES W. CROWNOVER                                    Director
--------------------------------------
James W. Crownover

/s/ FRANK C. HERRINGER                                    Director
--------------------------------------
Frank C. Herringer

/s/ DONALD B. RICE                                        Director
--------------------------------------
Donald B. Rice

/s/ KEVIN W. SHARER                                       Director
--------------------------------------
Kevin W. Sharer

/s/ MARINA V.N. WHITMAN                                   Director
--------------------------------------
Marina v.N. Whitman

                UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                              (Millions of dollars)


                                                                        Additions
                                                              ------------------------------
                                                                Charged or     Charged or
                                                  Balance at    (credited)     (credited)      Deductions    Balance
                                                  beginning     to costs &      to other          from        at end
Description                                       of period      expenses       accounts      reserves (a)  of period
-----------------------------------------------------------------------------------------------------------------------
YEAR 2000
Amounts deducted from applicable assets:

Accounts and notes receivable                        $71            $30          $  0             $(4)        $97
Investments and long-term receivables                $81            $31          $(32)            $ 0         $80

YEAR 1999
Amounts deducted from applicable assets:

Accounts and notes receivable                        $78            $29          $(32)            $(4)        $71
Investments and long-term receivables                $34            $15          $ 32             $ 0         $81

YEAR 1998
Amounts deducted from applicable assets:

Accounts and notes receivable                        $35            $53          $ (1)            $(9)        $78
Investments and long-term receivables                $32            $ 3          $  0             $(1)        $34

(a) Represents receivables written off, net of recoveries, reinstatement and losses sustained.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                               UNOCAL CORPORATION

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit 3.1 Restated Certificate of Incorporation of Unocal, dated as of January 31, 2000, and currently in effect (incorporated by reference to Exhibit 3.1 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 3.2 Bylaws of Unocal, as amended through January 1, 2001, and currently in effect (incorporated by reference to Exhibit 3 to Unocal's Current Report on Form 8-K dated December 8, 2000, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 4.1 Standard Multiple-Series Indenture Provisions, January 1991, dated as of January 2, 1991 (incorporated by reference to
                    Exhibit 4.1 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
--------------------------------------------------------------------------------
Exhibit 4.2 Form of Indenture, dated as of January 30, 1991, among Union Oil Company of California, Unocal and The Bank of New York (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
--------------------------------------------------------------------------------
Exhibit 4.3 Form of Indenture, dated as of February 3, 1995, among Union Oil Company of California, Unocal and Chase Manhattan Bank and Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-54861 and 33-54861-01).
--------------------------------------------------------------------------------
                    Other instruments defining the rights of holders of long term debt of Unocal and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Unocal and its subsidiaries on a consolidated basis. Unocal agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
--------------------------------------------------------------------------------
Exhibit 10.1 Rights Agreement, dated as of January 5, 2000, between Unocal and Mellon Investor Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to Unocal's Current Report on Form 8-K dated January 5, 2000, File No. 1-8483).
--------------------------------------------------------------------------------

The following Exhibits 10.2 through 10.31 are management contracts or compensatory plans, contracts or arrangements required to be filed by Item 14
(c) of Form 10-K and Item 601 (b) (10) (iii) (A) of Regulation S-K.

--------------------------------------------------------------------------------
Exhibit 10.2        1991 Management Incentive Program (incorporated by
                    reference to Exhibit A to Unocal's Proxy Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.3 Unocal Revised Incentive Compensation Plan Cash Deferral Program (incorporated by reference to Exhibit 10.3 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.4 Amendments to 1991 Incentive Plan Awards (incorporated by reference to Exhibit 10 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8483.)
--------------------------------------------------------------------------------
Exhibit 10.5 1998 Management Incentive Program, as amended, consisting of the Revised Incentive Compensation Plan, the Long-Term Incentive Plan of 1998 and the 1998 Performance Stock Option Plan, (incorporated by reference to Exhibit B to Unocal's Proxy Statement dated April 12, 2000, for its 2000 Annual Meeting of Stockholders, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.6 Forms of Notice of Grant of Performance Stock Option and Tandem Limited Stock Appreciation Right and Grant Agreement, effective as of March 30, 1998, between Unocal and each of Roger C. Beach, Charles R. Williamson, Timothy H. Ling, Dennis P.R. Codon, and Lucius E. Scott (incorporated by reference to Exhibit 10.2 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-
                    8483).
--------------------------------------------------------------------------------
Exhibit 10.7 2000 Executive Stock Purchase Program (incorporated by reference to Exhibit 10.1 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).

--------------------------------------------------------------------------------
Exhibit 10.8 Award Agreement (Loan Agreement), together with related promissory note, both dated March 16, 2000, between Unocal and Roger C. Beach (incorporated by reference to Exhibit
                    10.2 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.9 Award Agreement (Loan Agreement), together with related promissory note, both dated March 16, 2000, between Unocal and Charles R. Williamson (incorporated by reference to
                    Exhibit 10.4 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.10 Award Agreement (Loan Agreement), together with related promissory note, both dated March 16, 2000, between Unocal and Timothy H. Ling (incorporated by reference to Exhibit
                    10.3 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.11 Award Agreement (Loan Agreement), together with related promissory note, both dated March 16, 2000, between Unocal and Dennis P. R. Codon (incorporated by reference to Exhibit
                    10.5 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.12 Unocal Nonqualified Retirement Plan "A", as amended December 5, 2000.
--------------------------------------------------------------------------------
Exhibit 10.13 Unocal Nonqualified Retirement Plan "B", as amended December 5, 2000.
--------------------------------------------------------------------------------
Exhibit 10.14       Unocal Nonqualified Retirement Plan "C", adopted December 5,
                    2000.
--------------------------------------------------------------------------------
Exhibit 10.15       Unocal Supplemental Savings Plan, as amended December 5,
                    2000.
--------------------------------------------------------------------------------
Exhibit 10.16 Summary of Enhanced Severance Program, adopted December 5, 2000 (incorporated by reference to Item 5--Other Events of Unocal's Current Report on Form 8-K dated December 5, 2000, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.17 Other Compensatory Arrangements (incorporated by reference to Exhibit 10.4 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.18 Directors' Restricted Stock Plan of 1991 (incorporated by reference to Exhibit B to Unocal's Proxy Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.19 Amendments to the Directors Restricted Stock Plan, effective February 8, 1996 (incorporated by reference to Exhibit 10.7 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.20 Amendments to the Director's Restricted Stock Plan, effective June 1, 1998 (incorporated by reference to Exhibit
                    10.4 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.21 Form of Director Indemnity Agreement between Unocal and each of its directors (incorporated by reference to Exhibit 10.14 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.22 Form of Director Insurance Agreement between Unocal and each of its directors (incorporated by reference to Exhibit 10.15 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.23 Form of Officer Indemnity Agreement between Unocal and each of its officers (incorporated by reference to Exhibit 10.16 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.24 Consulting and Settlement Agreement, effective January 1, 2001, by and between Union Oil Company of California and Unocal and Roger C. Beach
--------------------------------------------------------------------------------
Exhibit 10.25 Employment Agreement, effective as of March 27, 2000, by and between Unocal and Charles R. Williamson (incorporated by reference to Exhibit 10.6 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.26 Change in Control Agreement, effective as of July 28, 1998, by and between Unocal and Timothy H. Ling (incorporated by reference to Exhibit 10.21 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.27 Amendment, dated February 28, 2000, to Exhibit 10.26 (incorporated by reference to Exhibit 10.22 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8483).

--------------------------------------------------------------------------------
Exhibit 10.28 Employment Agreement, effective as of May 30, 2000, by and between Unocal and Terry G. Dallas (incorporated by reference to Exhibit 10.2 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-
                    8483).
--------------------------------------------------------------------------------
Exhibit 10.29       Employment Agreement, effective as of July 28, 1998,
                    by and between Unocal and Dennis P.R. Codon, (incorporated by reference to Exhibit 10.12 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 10.30       Amendment, dated February 28, 2000, to Exhibit 10.29.
--------------------------------------------------------------------------------
Exhibit 10.31       Termination Agreement and Release, dated May 30, 2000,
                    by and between Unocal and Lucius E. Scott (incorporated by reference to Exhibit 10.1 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the five years ended December 31, 2000.
--------------------------------------------------------------------------------
Exhibit 12.2 Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the five years ended December 31, 2000.
--------------------------------------------------------------------------------
Exhibit 12.3 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the five years ended December 31, 2000.
--------------------------------------------------------------------------------
Exhibit 21          Subsidiaries of Unocal Corporation.
--------------------------------------------------------------------------------
Exhibit 23          Consent of PricewaterhouseCoopers LLP.
--------------------------------------------------------------------------------
Exhibit 99.1        Restated and Amended Articles of Incorporation of Union
                    Oil Company of California, as amended through April 1, 1999, and currently in effect (incorporated by reference to
                    Exhibit 99.1 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-8483).
--------------------------------------------------------------------------------
Exhibit 99.2 Bylaws of Union Oil Company of California, as amended through January 1, 2001, and currently in effect (incorporated by reference to Exhibit 99 to Unocal's Current Report on Form 8-K, dated December 8, 2000, File No. 1-
                    8483).
--------------------------------------------------------------------------------

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.