Form 10-Q
period 2001-03-31
UNOCAL CORP
filed 2001-05-14
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 2001
                                     ----------------

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

Number of shares of Common Stock,$1 par value, outstanding as of April 30, 2001:
243,371,783

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

        Operating Highlights ............................................... 19

Item 2. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations....................... 20

Item 3  Quantative and Qualitative Disclosures about Market Risk............ 27


                                     PART II
Item 1  Legal Proceedings................................................... 29



Item 6  Exhibits and Reports on Form 8-K.................................... 29


SIGNATURES.................................................................. 30

EXHIBIT INDEX............................................................... 31

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                                UNOCAL CORPORATION
(UNAUDITED)
                                                                               For the Three Months
                                                                                 Ended March 31,
                                                                           -----------------------------
Millions of dollars except per share amounts                                         2001          2000
--------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                                      $ 2,206       $ 1,838
Interest, dividends and miscellaneous income                                            8            20
Loss on sales of assets                                                                 -            (2)
--------------------------------------------------------------------------------------------------------
      Total revenues                                                                2,214         1,856
Costs and other deductions
Crude oil, natural gas and product purchases                                          987         1,051
Operating expense                                                                     330           236
Selling, administrative and general expense                                            44            48
Depreciation, depletion and amortization                                              245           206
Dry hole costs                                                                         40            14
Exploration expense                                                                    34            49
Interest expense                                                                       49            53
Property and other operating taxes                                                     21            13
Distributions on convertible preferred  securities of subsidiary trust                  8             8
--------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                              1,758         1,678

Earnings from equity investments                                                       42            25
--------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                                              498           203
--------------------------------------------------------------------------------------------------------
Income taxes                                                                          190            83
Minority interests                                                                     16            (4)
--------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                                   292           124
Discontinued operations
     Gain on disposal (net of tax)                                                      4             9
--------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                                   4             9
Cumulative effect of accounting change (net of tax)                                    (1)            -
--------------------------------------------------------------------------------------------------------
      Net earnings                                                                  $ 295         $ 133
========================================================================================================

Basic earnings per share of common stock (a)
   Continuing operations                                                           $ 1.19        $ 0.51
   Discontinued operations                                                           0.02          0.04
--------------------------------------------------------------------------------------------------------
   Net earnings                                                                    $ 1.21        $ 0.55
--------------------------------------------------------------------------------------------------------

Diluted earnings per share of common stock (b)
   Continuing operations                                                           $ 1.16        $ 0.51
   Discontinued operations                                                           0.02          0.04
--------------------------------------------------------------------------------------------------------
   Net earnings                                                                    $ 1.18        $ 0.55
--------------------------------------------------------------------------------------------------------

Cash dividends declared per share of common stock                                  $ 0.20        $ 0.20
--------------------------------------------------------------------------------------------------------

(a)  Basic weighted average shares outstanding  (in thousands)                    243,169       242,703
(b)  Diluted weighted average shares outstanding (in thousands)                   256,399       242,963

             See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                                                         UNOCAL CORPORATION

                                                                                     March 31,         December  31,
                                                                            -----------------------------------------
Millions of dollars                                                                       2001 (a)              2000
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                             $ 587                 $ 235
   Accounts and notes receivable                                                         1,122                 1,299
   Inventories                                                                              61                    88
   Deferred income taxes                                                                   167                   155
   Other current assets                                                                     18                    25
---------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               1,955                 1,802
Investments and long-term receivables                                                    1,456                 1,379
Properties - net (b)                                                                     6,689                 6,433
Deferred income taxes                                                                      190                   231
Other assets                                                                               165                   165
---------------------------------------------------------------------------------------------------------------------
      Total assets                                                                    $ 10,455              $ 10,010
=====================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                                      $ 856               $ 1,022
   Taxes payable                                                                           351                   282
   Interest payable                                                                         41                    55
   Current portion of environmental liabilities                                            133                   124
   Current portion of long-term debt and capital leases                                    132                   114
   Other current liabilities                                                               314                   248
---------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                          1,827                 1,845
Long-term debt and capital leases                                                        2,608                 2,392
Deferred income taxes                                                                      556                   618
Accrued abandonment, restoration and environmental liabilities                             576                   554
Other deferred credits and liabilities                                                   1,067                   968
Minority interests                                                                         411                   392

Company-obligated mandatorily redeemable convertible preferred securities
   of a subsidiary trust holding solely parent debentures                                  522                   522

Common stock ($1 par value, shares authorized:  750,000,000 (c))                           254                   254
Capital in excess of par value                                                             531                   522
Unearned portion of restricted stock issued                                                (24)                  (21)
Retained earnings                                                                        2,714                 2,468
Accumulated other comprehensive income (loss)                                             (136)                  (53)
Notes receivable - key employees                                                           (40)                  (40)
Treasury stock - at cost  (d)                                                             (411)                 (411)
---------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                         2,888                 2,719
---------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                   $ 10,455              $ 10,010
=====================================================================================================================

(a)  Unaudited
(b)  Net of accumulated depreciation, depletion and amortization of:                  $ 10,967              $ 10,745
(c)  Number of shares outstanding (in thousands)                                       243,319               243,045
(d)  Number of shares (in thousands)                                                    10,623                10,623

            See Notes to the Consolidated Financial Statements.

                                      -2-

CONSOLIDATED CASH FLOWS                                                                                UNOCAL CORPORATION
(UNAUDITED)

                                                                                               For the Three Months
                                                                                                 Ended March 31,
                                                                                         ---------------------------------
Millions of dollars                                                                             2001                 2000
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings                                                                                   $ 295                $ 133
Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization                                                   245                  206
      Dry hole costs                                                                              40                   14
      Deferred income taxes                                                                       32                    2
      Loss on sales of assets (pre-tax)                                                            -                    2
      Gain on disposal of discontinued operations (pre-tax)                                       (7)                   -
      Other                                                                                       70                    4
      Working capital and other changes related to operations
         Accounts and notes receivable                                                           169                   62
         Inventories                                                                              27                   11
         Accounts payable                                                                       (166)                 (82)
         Taxes payable                                                                            69                   60
         Other                                                                                    (1)                 (37)
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                            773                  375
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                                               (360)                (295)
   Major acquisitions                                                                           (261)                   -
   Proceeds from sales of assets                                                                   8                   52
   Proceeds from sale of discontinued operations                                                   7                   25
--------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                               (606)                (218)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Long-term borrowings                                                                          240                    8
   Reduction of long-term debt and capital lease obligations                                      (6)                (173)
   Minority interests                                                                             (5)                 (10)
   Proceeds from issuance of common stock                                                          5                    1
   Dividends paid on common stock                                                                (49)                 (49)
   Loans to key employees                                                                          -                  (32)
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                     185                 (255)
--------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                                 352                  (98)
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                   235                  332
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 587                $ 234
==========================================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                                      $ 61                 $ 72
      Income taxes (net of refunds)                                                             $ 85                 $ 30

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes filed with the Commission in Unocal Corporation's 2000 Annual Report on Form 10-K.

For the purpose of this report, Unocal Corporation (Unocal) and its consolidated subsidiaries, including Union Oil Company of California (Union Oil), are referred to as the "Company".

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

Results for the three months ended March 31, 2001, are not necessarily indicative of future financial results.

Segment data and certain other items in the prior year financial statements have been reclassified to conform to the 2001 presentation:

- The Pipelines business has been combined with certain activities of Canada's gas storage business, which was previously reported in the Exploration and Production segment, into a new segment called Midstream.

- The Carbon and Minerals businesses are no longer disclosed as a separate segment and are now reported in the Corporate and Other heading.

(2)      Accounting Changes

ADOPTION OF NEW ACCOUNTING STANDARDS - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). These standards require that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivative instruments are reported in current period earnings unless they are designated and qualify as effective hedges.

In accordance with the transition provisions of SFAS 133, the Company recorded a one-time after-tax charge of approximately $1 million during the quarter ended March 31, 2001, representing the cumulative effect of the accounting change in its consolidated statement of income and an after-tax unrealized loss of approximately $59 million to accumulated other comprehensive loss, of which $28 million is expected to be reclassified to earnings during the current year. The transition amounts represent accumulated changes in the fair values of derivative instruments that were previously off balance sheet and used to hedge certain future commodity sales (e.g. commodity swaps, options). Accumulated losses in fair value of these derivative instruments will be substantially offset by corresponding gains on the hedged commodity sales when those sales occur. Amounts pertaining to the derivative contracts of acquired companies that were previously capitalized under purchase accounting rules were not impacted.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The primary objectives of the Company's risk management policies are to reduce the overall volatility of the Company's cash flows and to preserve revenues. As part of its overall risk management strategy, the Company enters into various derivative instrument contracts to protect its exposures to changes in interest rates, changes in foreign currency exchange rates, and fluctuations in crude oil and natural gas prices. The Company also pursues outright pricing positions in hydrocarbon derivative financial instruments.

At the inception of a derivative contract, the Company may choose to designate and document a derivative as a hedge of a certain exposure. In general, the Company enters into derivative instruments to hedge two types of exposures: hedges of cash flow exposures and hedges of fair value exposures. Hedges of cash flow exposures are generally undertaken to reduce cash flow volatility associated with forecasted transactions. They may also be used to reduce volatility associated with cash flows to be paid related to recognized liabilities. Hedges of fair value exposures are undertaken to hedge recognized assets or liabilities or unrecognized firm commitments against changes in fair value.

On the date that a hedge is established, the Company designates and documents the derivative as either a cash flow hedge or a fair value hedge. Changes in the fair values of derivatives not designated and documented as hedges are recorded in current period earnings. Changes in the fair values of derivatives that qualify for, and are designated and effective as cash flow hedges are deferred and recorded as a component of accumulated other comprehensive loss until the hedged transactions occur and are recognized in earnings. The ineffective portions of cash flow hedge derivatives' changes in fair value, along with any changes in the time value of options that are excluded from the Company's measurement of hedge effectiveness, are recognized immediately in earnings as components of the line items reflecting the underlying hedged transaction. Changes in the fair values of derivatives that qualify for, and are designated and effective as fair value hedges are recognized in current period earnings. Changes in the fair values of the underlying hedged items (e.g. recognized assets, liabilities or unrecognized firm commitments) are also recognized in current period earnings and offset the changes in the fair values of the corresponding hedging derivatives. Any resulting fair value hedge ineffectiveness is recognized in current period earnings as the difference between the offseting changes in fair values of the derivative and the underlying hedged item.

The Company documents its risk management objectives, its strategies for undertaking various hedge transactions and the hedge relationships between hedging instruments and hedged items. Derivatives designated as cash flow hedges are linked to forecasted transactions. Derivatives identified as fair value hedges are linked to specific assets, liabilities or firm commitments. At hedge inception and on an on-going basis, the Company assesses whether changes in the fair values of derivatives used in hedging activities are highly effective in offsetting changes in the fair values of the hedged items. The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is not highly effective as a hedge, (2) the derivative is sold, exercised or otherwise terminated, (3) management elects to remove the derivative's hedge designation, (4) the hedged transaction is no longer expected to occur, or (5) a hedged item no longer meets the definition of a firm commitment. When a hedged forecasted transaction is no longer expected to occur, the derivative continues to be carried on the balance sheet at its fair value and all gains and losses that were previously deferred in accumulated other comprehensive loss are recognized immediately in earnings. When a hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the balance sheet at its fair value and any asset or liability that was recorded on the balance sheet for the change in fair value of the hedged firm commitment are removed from the balance sheet and recognized immediately in current period earnings. In all other situations where hedge accounting is discontinued, the derivative continues to be carried on the balance sheet at its fair value and any prospective changes in its fair value are recognized in current period earnings. Deferred gains and losses already recorded in accumulated other comprehensive loss remain until the forecasted transaction occurs, at which time those gains and losses are recognized in earnings.

(3)      Asset Acquisitions

In January 2001, the Company's Pure Resources, Inc. (Pure), subsidiary acquired oil and gas properties, certain general and limited oil and gas partnership interests and fee mineral and royalty interests from International Paper Company. The total cost of the acquisition was approximately $261 million, subject to adjustment, in cash. Included in the transaction were total proved reserves of approximately 25 million barrels of oil equivalent and ownership in 6 million gross fee mineral acres (3.2 million net) along with participation in several offshore exploration programs. The transaction was funded from Pure's credit facilities (see note 10). Pure's acquisition has expanded its business areas into the Gulf Coast region and offshore in the Gulf of Mexico.

(4)      Restructuring Costs

Activities related to the restructuring plan adopted in the first quarter of 2000 are completed. Of the 195 targeted employees, 171 have been terminated or have received termination notices as a result of the plans. The amount of unpaid benefits remaining on the consolidated balance sheet at March 31, 2001 was $3 million. These benefits are scheduled to be paid over the coming months and into the third quarter of 2001. No material changes are expected in the costs accrued for the plan and no adjustments to the liability have been made to date.

(5)      Other Financial Information

During the first quarters of 2001 and 2000, approximately 37 percent and 52 percent, respectively, of total sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the Company's trading and marketing activities. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement.

Capitalized interest totaled $5 million and $2 million for the first quarters of 2001 and 2000, respectively.

(6)      Income Taxes

Income taxes on earnings from continuing operations for the first quarter of 2001 were $190 million compared with $83 million for the comparable period of 2000. The effective income tax rate for the first quarter of 2001 was 39 percent compared with 40 percent for the first quarter of 2000.

(7)      Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the three months ended March 31, 2001 and 2000:

                                                                             Earnings           Shares         Per Share
Millions except per share amounts                                           (Numerator)      (Denominator)       Amount
---------------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 2001
     Earnings from continuing operations                                           $ 292             243.2
         Basic EPS                                                                                                  $ 1.19
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          0.9
                                                                           --------------------------------
                                                                                     292             244.1          $ 1.19
         Distributions on subsidiary trust preferred securities (after-tax)            7              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 299             256.4          $ 1.16
                                                                                                              =============

Three months ended March 31, 2000
     Earnings from continuing operations                                           $ 124             242.7
         Basic EPS                                                                                                  $ 0.51
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          0.3
                                                                           --------------------------------
         Diluted EPS                                                                 124             243.0          $ 0.51
                                                                                                              =============
         Distributions on subsidiary trust preferred securities (after-tax)            6              12.3
                                                                           --------------------------------
         Antidilutive                                                              $ 130             255.3          $ 0.51

---------------------------------------------------------------------------------------------------------------------------

Not included in the computation of diluted EPS at March 31, 2001, were options to purchase approximately 5 million shares of common stock. These options were not included in the computation as the exercise prices were greater than the year-to-date average market price of the common shares. The exercise prices of these options ranged from $35.66 to $45.25 per share. These options will expire periodically through 2011.

(8)      Comprehensive Income

The Company's comprehensive income was:

                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                                 -------------------------
Millions of dollars                                                                   2001           2000
----------------------------------------------------------------------------------------------------------
Net earnings                                                                         $ 295          $ 133
Cumulative effect of change in accounting principle - SFAS 133 adoption (a)            (59)             -
Change in unrealized loss on hedging instruments (b)                                    (5)             -
Reclassification adjustment for settled hedging contracts (c)                           12              -
Change in foreign currency translation adjustments                                     (31)             1
----------------------------------------------------------------------------------------------------------
      Comprehensive income                                                           $ 212          $ 134
==========================================================================================================

(a)  Net of tax effect of:                                                              36              -
(b)  Net of tax effect of:                                                               3              -
(c)  Net of tax effect of:                                                              (7)             -

(9)      Restricted Cash

Of the total amounts of Cash and Cash Equivalents reported at March 31, 2001, cash in the amount of $33 million was restricted as to usage or withdrawal. Under the terms of the Company's limited recourse project financing for its share of the Azerbaijan International Operating Company Early Oil Project, the lenders' principal and interest payments are payable only out of the proceeds from the Company's sale of crude oil from the project. In keeping with the terms of the financing agreements, $9 million at March 31, 2001, of the Company's oil sales proceeds (cash) were reserved for debt principal and interest obligations falling due within the next 180 days. In addition, at March 31, 2001, the Company had placed with a trustee $24 million in cash which will ultimately be used in settlement of claims arising out of the valuation of the royalty owner's portion of crude oil produced from certain federal leases. Per the terms of the trust agreement the trustee invests the cash in acceptable investments and will deliver to the Company any cash balances remaining in the trust after final settlement of the claims. The Company anticipates final settlement and disbursement of all funds during the second half of 2001.

(10)     Long Term Debt and Credit Agreements

During the first quarter of 2001, the Company's consolidated debt, including the current portion, increased by $234 million. This was primarily due to an additional $240 million in borrowings by the Company's Pure subsidiary to fund an asset acquisition (see note 3). This Pure debt consisted of borrowings under two separate $250 million unsecured credit facilities, $145 million under a five year revolving credit facility due 9/29/05 and $95 million under a 364 day revolving credit facility due 9/28/01, which will then be converted to a term loan due 9/28/02. Average interest rates paid or accrued during March on the two credit facilities were 6.15 percent and 6.2 percent, respectively.

On May 8, 2001, Pure entered into a $200 million unsecured line of credit, which was fully funded on May 11, 2001. The line of credit matures on July 15, 2001. At maturity, the line of credit will convert to a five year term loan maturing on July 15, 2006, provided the term loan has been fully syndicated. The terms of the line of credit and term loan are comparable to those of its current facilities.

(11)     Accrued Abandonment, Restoration and Environmental Liabilities

At March 31, 2001, the Company had accrued $468 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for these abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $640 million. This estimate was derived in large part from abandonment cost studies performed by independent third party firms and is used to calculate the amount to be amortized. The Company's reserve for environmental remediation obligations at March 31, 2001 totaled $241 million, of which $133 million was included in current liabilities.

(12)     Commitments and Contingencies

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

As disclosed in note 11, at March 31, 2001, the Company had accrued $241 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $235 million.

Tax matters - The Company believes it has adequately provided in its accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues impact not only the year in which the items arose, but also the company's tax situation in other tax years. With respect to 1979-1984 taxable years, all issues raised for these years have now been settled, with the exception of the effect of the carryback of a 1993 net operating loss (NOL) to tax year 1984 and resultant credit adjustments. The 1985-1990 taxable years are before the Appeals division of the Internal Revenue Service. All issues raised with respect to those years have now been settled, with the exception of the effect of the 1993 NOL carryback and resultant adjustments. The settlements were subject to review by the Joint Committee on Taxation of the U.S. Congress. The Joint Committee has reviewed the settled issues with respect to 1979-1990 taxable years and no additional issues have been raised. While all tax issues for the 1979-1990 taxable years have been agreed and reviewed by the Joint Committee, these taxable years will remain open due to the 1993 NOL carryback. The 1993 NOL results from certain specified liability losses which occurred during 1993 and which resulted in a tax refund of $73 million. Consequently, these tax years will remain open until the specified liability loss, which gave rise to the 1993 NOL, is finally determined by the Internal Revenue Service and is either agreed to with the IRS or otherwise concluded in the Tax Court proceeding. In 1999, the United States Tax Court granted Unocal's motion to amend the pleadings in its Tax Court cases to place the 1993 NOL carryback in issue. The 1991-1992 taxable years are now before the Appeals division of the Internal Revenue Service. The 1993-1997 taxable years are under examination by the Internal Revenue Service.

Pure Resources, Inc. Employment and Severance Agreements - Under circumstances specified in the employment and/or severance agreements entered into between the Company's Pure subsidiary and its officers, each covered officer will have the right to require Pure to purchase its common shares currently held or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of Pure's proved reserves discounted at 10 percent, times 110 percent, less funded debt, as defined. At March 31, 2001, Pure estimated that the amount which it would have to repurchase under these agreements was approximately $155 million, which is reflected in other deferred credits and liabilities on the consolidated balance sheet. The repurchase amount will fluctuate with the market value of Pure's common stock and/or changes in the net asset value per share.

Other matters - The Company has a five-year lease agreement relating to its Discoverer Spirit deepwater drill ship. The future remaining minimum lease payment obligation was approximately $341 million at March 31, 2001. The drillship has a minimum daily rate of approximately $210,000.

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

(13)     Financial Instruments and Commodity Hedging

Fair values of debt and other long-term instruments - The estimated fair value of the Company's long-term debt at March 31, 2001, including the current portion, was approximately $2.872 billion. Fair values were based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

The estimated fair value of the mandatorily redeemable convertible preferred securities of the Company's subsidiary trust was $504 million at March 31, 2001. The fair value was based on the trading prices of the preferred securities on March 30, 2001.

Commodity hedging activities - During the quarter the company recognized immaterial after-tax losses for the ineffectiveness of both cash flow and fair value hedges. The company also recorded an after-tax loss of approximately $1 million in sales and operating revenues related to changes in the time values of its commodity hedging options that were excluded from the company's measure of hedge effectiveness. At March 31, 2001, the company's various subsidiaries had approximately $52 million (after-tax) deferred in accumulated other comprehensive loss related to cash flow hedges for future commodity sales for the period beginning April 2001 through October 2004. Of this amount, approximately $17 million (after-tax) is expected to be reclassified to earnings during the next twelve months.

(14)     Supplemental Condensed Consolidating Financial Information

Unocal guarantees all the publicly held securities issued by its 100 percent-owned subsidiaries Unocal Capital Trust and Union Oil. Such guarantees are full and unconditional and no other subsidiaries of Unocal or Union Oil guarantee these securities.

The following tables present condensed consolidating financial information for
(a) Unocal (Parent), (b) the Trust, (c) Union Oil (Parent) and (d) on a combined basis, the subsidiaries of Union Oil. Virtually all of the Company's operations are conducted by Union Oil and its subsidiaries.

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Period ended March 31, 2001
                                                           Unocal                  Non-
                                                  Unocal  Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)  Trust   (Parent)    Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                          $ -      $ -     $ 693          $ 2,082        $ (569)        $ 2,206
Interest, dividends and miscellaneous income            5        8        (1)               5            (9)              8
Gain on sales of assets                                 -        -         -                -             -               -
----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                    5        8       692            2,087          (578)          2,214
Costs and other deductions
Purchases, operating and other expenses                 1        -       385            1,610          (580)          1,416
Depreciation, depletion and amortization                -        -        96              149             -             245
Dry hole costs                                          -        -        10               30             -              40
Interest expense                                        8        -        45                5            (9)             49
Distributions on convertible preferred securities       -        8         -                -             -               8
----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                  9        8       536            1,794          (589)          1,758

Equity in earnings of subsidiaries                    299        -       211                -          (510)              -
Earnings from equity investments                        -        -        (2)              44             -              42
----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests              295        -       365              337          (499)            498
----------------------------------------------------------------------------------------------------------------------------
Income taxes                                           (1)       -        69              122             -             190
Minority interests                                      -        -         -                4            12              16
----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                   296        -       296              211          (511)            292
Earnings from discontinued operations                   -        -         4                -             -               4
Cumulative effect of accounting change                  -        -        (1)               -             -              (1)
----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                  $ 296      $ -     $ 299            $ 211        $ (511)          $ 295
============================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Period ended March 31, 2000
                                                           Unocal                  Non-
                                                  Unocal  Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)  Trust   (Parent)    Subsidiaries   Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                          $ -      $ -     $ 456          $ 1,700        $ (318)        $ 1,838
Interest, dividends and miscellaneous income           10        8        (3)              15           (10)             20
Gain (loss) on sales of assets                          -        -        (3)               1             -              (2)
----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                   10        8       450            1,716          (328)          1,856
Costs and other deductions
Purchases, operating and other expenses                 1        -       313            1,402          (319)          1,397
Depreciation, depletion and amortization                -        -        86              120             -             206
Dry hole costs                                          -        -         6                8             -              14
Interest expense                                        8        -        52                3           (10)             53
Distributions on convertible preferred securities       -        8         -                -             -               8
----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                  9        8       457            1,533          (329)          1,678

Equity in earnings of subsidiaries                    134        -       135                -          (269)              -
Earnings from equity investments                        -        -        12               16            (3)             25
----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests              135        -       140              199          (271)            203
----------------------------------------------------------------------------------------------------------------------------
Income taxes                                            -        -         7               76             -              83
Minority interests                                      -        -        (1)              (3)            -              (4)
----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                   135        -       134              126          (271)            124
Earnings from discontinued operations                   -        -         -                9             -               9
----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                  $ 135      $ -     $ 134            $ 135        $ (271)          $ 133
============================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
Period ended March 31, 2001
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ 1     $ -      $ 319         $ 267            $ -          $ 587
   Accounts and notes receivable                            5       -        124           993              -          1,122
   Inventories                                              -       -          8            53              -             61
   Other current assets                                     -       -        131            54              -            185
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                  6       -        582         1,367              -          1,955
Investments and long-term receivables                   3,837       -      3,913           832         (7,126)         1,456
Properties - net                                            -       -      2,031         4,658              -          6,689
Other assets                                               58     541        532         1,404         (2,180)           355
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $3,901   $ 541    $ 7,058       $ 8,261       $ (9,306)      $ 10,455
=============================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -     $ -      $ 237         $ 619            $ -          $ 856
   Current portion of long-term debt and capital leases     -       -        123             9              -            132
   Other current liabilities                               48       3        277           511              -            839
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                            48       3        637         1,139              -          1,827
Long-term debt and capital leases                           -       -      2,158           450              -          2,608
Deferred income taxes                                       -       -        (11)          567              -            556
Accrued abandonment, restoration
   and environmental liabilities                            -       -          -           576              -            576
Other deferred credits and liabilities                    541       -        705         1,932         (2,111)         1,067
Minority interests                                          -       -          -           291            120            411

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent debentures        -     522          -             -              -            522

Stockholders' equity                                    3,312      16      3,569         3,306         (7,315)         2,888
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $3,901   $ 541    $ 7,058       $ 8,261       $ (9,306)      $ 10,455
=============================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
Year ended December 31, 2000
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ 1     $ -       $ 84         $ 150            $ -          $ 235
   Accounts and notes receivable                            -       -        165         1,134              -          1,299
   Inventories                                              -       -         13            75              -             88
   Other current assets                                     -       -        127            53              -            180
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                  1       -        389         1,412              -          1,802
Investments and long-term receivables                   3,620       -      3,765           781         (6,787)         1,379
Properties - net                                            -       -      1,988         4,445              -          6,433
Other assets                                               56     541        646         1,153         (2,000)           396
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $3,677   $ 541    $ 6,788       $ 7,791       $ (8,787)      $ 10,010
=============================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -     $ -      $ 283         $ 739            $ -        $ 1,022
   Current portion of long-term debt and capital leases     -       -        105             9              -            114
   Other current liabilities                               42       3        233           431              -            709
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                            42       3        621         1,179              -          1,845
Long-term debt and capital leases                           -       -      2,181           211              -          2,392
Deferred income taxes                                       -       -        (10)          628              -            618
Accrued abandonment, restoration
   and environmental liabilities                            -       -          -           554              -            554
Other deferred credits and liabilities                    541       -        721         1,698         (1,992)           968
Minority interests                                          -       -          -           287            105            392

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent debentures        -     522          -             -              -            522

Stockholders' equity                                    3,094      16      3,275         3,234         (6,900)         2,719
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $3,677   $ 541    $ 6,788       $ 7,791       $ (8,787)      $ 10,010
=============================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Period ended March 31, 2001
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                   $ 44     $ -     $ 420         $ 309        $ -             $ 773

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                           -       -      (195)         (426)         -              (621)
   Proceeds from sales of assets
      and discontinued operations                         -       -        15             -          -                15
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     -       -      (180)         (426)         -              (606)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Change in long-term debt and capital leases            -       -        (5)          239          -               234
   Dividends paid on common stock                       (49)      -         -             -          -               (49)
   Minority interests                                     -       -         -            (5)         -                (5)
   Other                                                  5       -         -             -          -                 5
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities     (44)      -        (5)          234          -               185
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          -       -       235           117          -               352
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year            1       -        84           150          -               235
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $ 1     $ -     $ 319         $ 267        $ -             $ 587
=============================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Period ended March 31, 2000
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                   $ 55     $ -     $  75         $ 245        $ -             $ 375

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                           -       -      (136)         (159)         -              (295)
   Proceeds from sales of assets
      and discontinued operations                        25       -        52             -          -                77
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                    25       -      ( 84)         (159)         -              (218)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Change in long-term debt and capital leases            -       -      (123)          (42)         -              (165)
   Dividends paid on common stock                       (49)      -         -             -          -               (49)
   Minority interests                                     -       -         -           (10)         -               (10)
   Other                                                (31)      -         -             -          -               (31)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities     (80)      -      (123)          (52)         -              (255)
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          -       -      (132)           34          -               (98)
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year            1       -       162           169          -               332
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $ 1     $ -     $  30         $ 203        $ -             $ 234
=============================================================================================================================

(15)     Segment Data

The Company has made changes in the reporting of its segments from the reporting utilized in the 2000 Annual Report on Form 10-K. The Company's reportable segments are now: Exploration and Production, Global Trade, Midstream, and Geothermal and Power Operations. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate, carbon and minerals and those businesses that were sold or being phased-out, are included under the Corporate and Other heading. See also Management`s Discussion and Analysis in
Item 2 for further description of the new segments.

                                                    --------------------------------------------------------------------
Segment Information                                                    Exploration & Production                  Global
For the Three Months                                       North America                   International         Trade
ended March 31, 2001
Millions of dollars                                    Lower 48      Alaska      Canada    Far East  Other
                                                    --------------------------------------------------------------------

Sales & operating revenues                                $ 161        $ 72      $ 32       $ 232    $ 35       $ 1,503
 Other income (loss) (a)                                      1           -        (1)         (3)     (1)           (7)
Inter-segment revenues                                      566           -         -          55      35             -
                                                    --------------------------------------------------------------------
Total                                                       728          72        31         284      69         1,496

Earnings (loss) from equity investments                       6           -         -          11       -             -

Earnings (loss) from continuing operations                  241          19        (3)        106      22             3
Earnings from discontinued operations                         -           -         -           -       -             -
Cumulative effect of accounting change                        -           -         -           -       -             -
                                                    --------------------------------------------------------------------
Net earnings (loss)                                         241          19        (3)        106      22             3

Assets (at March 31, 2001)                                2,889         300       985       2,336     672           574
                                                    --------------------------------------------------------------------

                                        --------------------------------------------------------------------------------
                                           Midstream  Geothermal            Corporate & Other                    Total
                                                        & Power       Admin      Net    Environmental
                                                      Operations        &     Interest       &
                                                                     General   Expense   Litigation  Other (b)
                                        --------------------------------------------------------------------------------

Sales & operating revenues                    $ 100        $ 44         $ -       $ -         $ -    $ 27       $ 2,206
 Other income (loss) (a)                          1           3           -         6           -       9             8
Inter-segment revenues                            2           -           -         -           -    (658)            -
                                        --------------------------------------------------------------------------------
Total                                           103          47           -         6           -    (622)        2,214

Earnings (loss) from equity investments           9           -           -         -           -      16            42

Earnings (loss) from continuing operations        9           1         (23)      (33)        (34)    (16)          292
Earnings from discontinued operations             -           -           -         -           -       4             4
Cumulative effect of accounting change            -           -           -         -           -      (1)           (1)
                                        --------------------------------------------------------------------------------
Net earnings (loss)                               9           1         (23)      (33)        (34)    (13)          295

Assets (at March 31, 2001)                      377         604           -         -           -   1,708        10,445
                                        --------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                      -16-

                                                    --------------------------------------------------------------------
Segment Information                                                    Exploration & Production                  Global
For the Three Months                                       North America                   International         Trade
ended March 31, 2000
Millions of dollars                                    Lower 48      Alaska      Canada    Far East  Other
                                                    --------------------------------------------------------------------

Sales & operating revenues                                 $ 24        $ 61      $ 44       $ 216    $ 29       $ 1,374
 Other income (loss) (a)                                     (2)          -         3          (2)     (2)            -
Inter-segment revenues                                      301          17         -          68      14             1
                                                    --------------------------------------------------------------------
Total                                                       323          78        47         282      41         1,375

Earnings (loss) from equity investments                       2           -         -           -       1             -

Earnings (loss) from continuing operations                   63          23         3          82      (2)           (2)
Earnings from discontinued operations                         -           -         -           -       -             -
                                                    --------------------------------------------------------------------
Net earnings (loss)                                          63          23         3          82      (2)           (2)

Assets (at December 31, 2000)                             2,701         315     1,019       2,251     603           655
                                                    --------------------------------------------------------------------

                                        --------------------------------------------------------------------------------
                                           Midstream  Geothermal            Corporate & Other                    Total
                                                        & Power       Admin      Net    Environmental
                                                      Operations        &     Interest       &
                                                                     General   Expense   Litigation  Other (b)
                                        --------------------------------------------------------------------------------

Sales & operating revenues                      $10        $ 39         $ -       $ -         $ -    $ 41       $ 1,838
 Other income (loss) (a)                          1           3           -         6           -      11            18
Inter-segment revenues                            3           -           -         -           -    (404)            -
                                        --------------------------------------------------------------------------------
Total                                            14          42           -         6           -    (352)        1,856

Earnings (loss) from equity investments          15           -           -         -           -       7            25

Earnings (loss) from continuing operations       16           9         (22)      (36)         (5)     (5)          124
Earnings from discontinued operations             -           -           -         -           -       9             9
                                        --------------------------------------------------------------------------------
Net earnings (loss)                              16           9         (22)      (36)         (5)      4           133

Assets (at December 31, 2000)                   416         574           -         -           -   1,476        10,010
                                        --------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

OPERATING HIGHLIGHTS

The Company began reporting all production related to Production Sharing Contracts (PSCs) on the net-economic interests basis, which excludes host country shares. In previous reporting, production had included host country shares in Indonesia and the Democratic Republic of Congo. The Company also began reporting natural gas production on a dry basis, with natural gas liquids now included with crude oil and condensate production volumes. The amounts in the table on the following page reflect these restatements:

OPERATING HIGHLIGHTS (UNAUDITED)
                                                                          For the Three Months
                                                                            Ended March 31,
                                                                          --------------------
                                                                               2001      2000
----------------------------------------------------------------------------------------------
North America Net Daily Production
  Crude oil, condensate and natural gas liquids (thousand barrels)
     Lower 48 (a)                                                                53        54
     Alaska                                                                      24        28
     Canada (a)                                                                  15        17
----------------------------------------------------------------------------------------------
          Total crude oil, condensate and natural gas liquids                    92        99
  Natural gas - dry basis (million cubic feet)
     Lower 48 (a)                                                               874       714
     Alaska                                                                     138       151
     Canada (a)                                                                 140        98
----------------------------------------------------------------------------------------------
          Total natural gas                                                   1,152       963
North America Average Prices (b)
  Crude oil, condensate and natural gas liquids (per barrel)
     Lower 48                                                               $ 26.71   $ 25.15
     Alaska                                                                 $ 22.76   $ 23.15
     Canada                                                                 $ 20.46   $ 18.82
          Average                                                           $ 24.60   $ 23.47
  Natural gas (per mcf)
     Lower 48                                                               $  6.93   $  2.50
     Alaska                                                                 $  1.20   $  1.20
     Canada                                                                 $  4.22   $  1.60
          Average                                                           $  5.87   $  2.19
----------------------------------------------------------------------------------------------
International Net Daily Production
  Crude oil, condensate and natural gas liquids  (thousand barrels)
     Far East                                                                    50        46
     Other                                                                       19        18
----------------------------------------------------------------------------------------------
          Total crude oil, condensate and natural gas liquids                    69        64
  Natural gas - dry basis (million cubic feet)
     Far East                                                                   793       781
     Other                                                                       57        61
----------------------------------------------------------------------------------------------
          Total natural gas                                                     850       842
International Average Prices (b)
  Crude oil, condensate and natural gas liquids (per barrel)
     Far East                                                               $ 24.25   $ 23.60
     Other                                                                  $ 25.55   $ 25.53
          Average                                                           $ 24.67   $ 24.00
  Natural gas (per mcf)
     Far East                                                               $  2.48   $  2.29
     Other                                                                  $  2.89   $  2.73
          Average                                                           $  2.50   $  2.33
Worldwide Net Daily Production (a)
  Crude oil, condensate and natural gas liquids  (thousand barrels)             161       163
  Natural gas - dry basis (million cubic feet)                                2,002     1,805
  Barrels oil equivalent (thousands)                                            495       464
Worldwide Average Prices (b)
  Crude oil, condensate and natural gas liquids (per barrel)                $ 24.63   $ 23.66
  Natural gas (per mcf)                                                     $  4.41   $  2.26
----------------------------------------------------------------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with Management's Discussion and Analysis in Item 7 of the Company's 2000 Annual Report on Form 10-K.

The Pipelines business has been combined with certain activities of Canada's gas storage business, which was previously reported in the Exploration and Production segment, into a new segment called Midstream. The Carbon and Minerals businesses are no longer disclosed as a separate segment and are now reported in the Corporate and Other heading. See note 15 to the consolidated financial statements in Item 1 of this report for revisions in the Company's reportable segments.

                              CONSOLIDATED RESULTS

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                ------------------------
Millions of dollars                                                   2001         2000
----------------------------------------------------------------------------------------
Earnings from continuing operations                                  $ 292        $ 124
Earnings from discontinued operations                                    4            9
Cumulative effect of accounting change                                  (1)           -
----------------------------------------------------------------------------------------
Net earnings                                                         $ 295        $ 133
========================================================================================

Earnings from continuing operations totaled $292 million in the first quarter of 2001, which was an increase of $168 million from the same period a year ago. The increase was primarily due to higher worldwide average natural gas prices and increased natural gas production. The Company's worldwide average natural gas price, including hedging activities, was $4.41 per thousand cubic feet (mcf) in the first quarter of 2001, which was an increase of $2.15 per mcf, or 95 percent, from the same period a year ago. The Company's worldwide natural gas production increased by 11 percent from the same period a year ago, primarily due to higher natural gas production from the U.S. Lower 48. These positive factors were partially offset by higher environmental costs, related to former businesses that were previously sold, higher depreciation, depletion and amortization expense and higher dry hole costs.

Earnings from discontinued operations were $4 million in the first quarter of 2001 versus $9 million for the same period a year ago. The Company collected and recorded a $7 million (pre-tax) gain in the first quarter of 2001 related to a participation agreement tied to its former West Coast refining, marketing and transportation assets, which were sold in 1997. The payment reflected differences in California reformulated gasoline and conventional gasoline. The maximum potential payments under this participation agreement are capped at $100 million and extend to 2003. The 2000 results reflected the Company's former agricultural products business, which was sold later in that year.

The Company recorded a one-time non-cash $1 million after-tax charge consisting of the cumulative effect of change in accounting principle related to the initial adoption of Financial Accounting Standards No. 133.

Special items represent certain significant transactions, presented in net earnings, that management determines to be unrelated to or not representative of the Company's ongoing operations. The following table is a reconciliation of consolidated adjusted (excluding special items) after-tax earnings to net earnings for the quarterly periods ended March 31:

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                     ------------------------
Millions of dollars                                                         2001         2000
---------------------------------------------------------------------------------------------
Adjusted after-tax earnings (a)                                           $ 340        $ 139
Special items:
   Continuing operations
     Environmental and litigation provisions/settlements                    (31)          (4)
     Trading derivatives- non-hedging                                       (17)           -
     Restructuring costs                                                      -          (11)
---------------------------------------------------------------------------------------------
Total special items from continuing operations                              (48)         (15)
   Discontinued operations
     Gain on disposal - Agricultural products                                 -            9
     Gain on disposal - Refining and marketing                                4            -
---------------------------------------------------------------------------------------------
Total special items from discontinued operations                              4            9
   Cumulative effect of accounting change                                    (1)           -
---------------------------------------------------------------------------------------------
Net earnings (a)                                                          $ 295        $ 133
=============================================================================================

(a)  Includes minority interests of:                                      $ (16)         $ 4

EXPLORATION AND PRODUCTION

The Company engages in oil and gas exploration, development and production worldwide.

North America - Included in this category are the U.S. Lower 48, Alaska and Canada oil and gas operations. The emphasis of the U.S. Lower 48 operations is on the onshore, continental shelf and deepwater areas of the Gulf of Mexico region. The U.S. Lower 48 also includes the consolidated results of the Company's Pure Resources, Inc. (Pure), a 65-percent owned subsidiary, which operates primarily in the Permian and San Juan Basins in West Texas and New Mexico, the Gulf Coast and the Gulf of Mexico. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations, excluding Pure, is sold to the Company's Global Trade segment. The remainder of North America production, including the production of Pure and the Company's Northrock Resources Ltd. (Northrock) Canadian subsidiary, is sold to third parties. In Alaska, natural gas production, pursuant to agreements with Agrium, Inc. (Agrium), is sold to Agrium's fertilizer plant in Kenai. In addition, Northrock and Pure take pricing positions in hydrocarbon derivative instruments in support of their oil and gas operations.

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                ------------------------
Millions of dollars                                                   2001         2000
----------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)
     Lower 48 (a)                                                    $ 241         $ 63
     Alaska                                                             19           24
     Canada (b)                                                         14            3
----------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) (a) (b)             274           90
Special items:
     Litigation provisions (Alaska)                                      -           (1)
     Trading derivatives- non-hedging (Canada)                         (17)           -
----------------------------------------------------------------------------------------
     Total special items                                               (17)          (1)
----------------------------------------------------------------------------------------
After-tax earnings (a) (b)                                           $ 257         $ 89
========================================================================================

(a)  Includes minority interests of:                                 $ (17)        $ (5)
(b)  Includes minority interests of:                                   $ -          $ 8

After-tax earnings totaled $257 million in the first quarter of 2001, which was an increase of $168 million from the same period a year ago. This increase was primarily due to higher North America average natural gas prices and higher natural gas production. Average North America natural gas prices were $5.87 per mcf in the first quarter of 2001, which was an increase of $3.68 per mcf, or 268 percent, from the same period a year ago. North America average net daily natural gas production increased 20 percent from the same period a year ago behind strong results from the Gulf of Mexico Muni field, other Gulf of Mexico shelf areas and production increases by Pure. These positive results were partially offset by higher dry hole costs from the Gulf of Mexico deepwater drilling program, higher depreciation, depletion and amortization expense and minority interests.

International - Unocal's International operations include oil and gas exploration and production activities outside of North America. The Company operates or participates in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan, and the Democratic Republic of Congo. International operations also include the Company's exploration activities and the development of energy projects primarily in Asia, Latin America and West Africa.

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                ------------------------
Millions of dollars                                                   2001         2000
----------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) (before special items)
     Far East                                                        $ 106         $ 82
     Other                                                              22           (2)
----------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                     128           80
Special items:                                                           -            -
----------------------------------------------------------------------------------------
After-tax earnings                                                   $ 128         $ 80
========================================================================================

After-tax earnings totaled $128 million in the first quarter of 2001, which was an increase of $48 million from the same period a year ago. The increase was primarily due to higher crude oil production volumes and natural gas prices. Crude oil production increased six percent from the same period a year ago, primarily in Indonesia. The average natural gas price for International operations was $2.50 per mcf in the first quarter of 2001, which was an increase of 17 cents per mcf, or seven percent, from the same period a year ago.


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

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                ------------------------
Millions of dollars                                                   2001         2000
----------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) (before special items)              $ 3         $ (2)
Special items:                                                           -            -
----------------------------------------------------------------------------------------
After-tax earnings (loss)                                              $ 3         $ (2)
========================================================================================

After-tax results totaled $3 million in the first quarter of 2001, which was an increase of $5 million from the same period a year ago. The increase in the first quarter of 2001 was primarily due to improved results from non-hedging commodity derivative positions related to both crude oil and natural gas.

MIDSTREAM

The Midstream segment is comprised of the Pipelines business, which principally encompasses the Company's equity interests in affiliated petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S., and the Company's North America gas storage business.

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                ------------------------
Millions of dollars                                                   2001         2000
----------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                     $ 9         $ 16
Special items:                                                           -            -
----------------------------------------------------------------------------------------
After-tax earnings                                                     $ 9         $ 16
========================================================================================

After-tax earnings totaled $9 million for the first quarter of 2001, which was a decrease of $7 million from the same period a year ago. The decrease was primarily due to a $6 million asset write-down related to a Colonial Pipeline Company investment.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations segment produces geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's activities also include the operation of power plants in Indonesia and equity interests in gas-fired power plants in Thailand. The Company's non-exploration and production business development activities, primarily power-related, are also included in this segment.

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                ------------------------
Millions of dollars                                                   2001         2000
----------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)                     $ 1          $ 9
Special items:                                                           -            -
----------------------------------------------------------------------------------------
After-tax earnings                                                     $ 1          $ 9
========================================================================================

After-tax earnings totaled $1 million in the first quarter of 2001, which was a decrease of $8 million from the same period a year ago. This decrease was primarily due to higher receivable provisions related to operations in Indonesia.

CORPORATE AND OTHER

Corporate and other includes general corporate overhead, miscellaneous operations (including real estate activities, carbon and minerals) and other corporate unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                                  For the Three Months
                                                                     Ended March 31,
                                                                ------------------------
Millions of dollars                                                   2001         2000
----------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items)
     Administrative and general expense                              $ (23)       $ (22)
     Net interest expense (a)                                          (33)         (36)
     Environmental and litigation expense                               (3)          (3)
     Other (a)                                                         (16)           7
----------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items) (a)          (75)         (54)
Special items:
     Environmental and litigation provisions                           (31)          (3)
     Restructuring costs (Other)                                         -          (11)
----------------------------------------------------------------------------------------
     Total special items                                               (31)         (14)
----------------------------------------------------------------------------------------
After-tax earnings effect (a)                                       $ (106)       $ (68)
========================================================================================

(a)  Includes minority interests of:                                   $ 1          $ 1

The after-tax earnings effect was a loss of $106 million in the first quarter of 2001 compared to a loss of $68 million in the same period a year ago. Environmental provisions in the first quarter of 2001 were higher, principally due to higher estimated costs related to the cleanup of former Company operated sites and facilities sold with retained liabilities. The Company also made a $10 million pre-tax cash contribution, included in the Other category, in the first quarter of 2001, to fund a charitable foundation.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES
                                                                           At              At               At
                                                                       March 31,      December 31,      March 31,
                                                                --------------------------------------------------
Millions of dollars                                                         2001            2000             2000
------------------------------------------------------------------------------------------------------------------
 Current ratio                                                             1.1:1           1.0:1            1.0:1
 Total debt and capital leases                                           $ 2,740         $ 2,506          $ 2,689
 Trust convertible preferred securities                                      522             522              522
 Stockholders' equity                                                      2,888           2,719            2,247
                                                                --------------------------------------------------
 Total capitalization                                                    $ 6,150         $ 5,747          $ 5,458
                                                                ==================================================

 Total debt/total capitalization                                             45%             44%              49%
 Floating-rate debt/total debt                                               11%              3%               5%
------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2001, net cash flow provided by operating activities was $773 million compared with $375 million in the same period a year ago. This increase primarily reflected the effects of higher worldwide average natural gas prices and lower overall working capital.

Pre-tax proceeds from asset sales, including those classified as discontinued operations, were $15 million for the first three months of 2001 compared with $77 million in the same period a year ago. In 2001, pre-tax proceeds included $8 million for the sale of certain oil and gas properties and $7 million associated with a participation agreement involving certain gasoline margins realized by the Company's former West Coast refining, marketing and transportation assets, which were sold in 1997.

Capital spending for the first three months ended March 31, 2001, was $360 million compared with $295 million in the same period a year ago. The higher capital spending in 2001 was primarily due to higher exploratory expenditures and property acquisitions in the Gulf of Mexico. In addition to the capital spending amount for the first three months of 2001, Pure acquired properties from International Paper Company for $261 million (see note 3 to the consolidated financial statements in Item 1 of this report).

For the full year 2001, total capital expenditures, excluding major acquisitions, are currently expected to be approximately $1.7 billion. Of this total, about 58 percent is expected to be spent in support of North American exploration and development (E&P) programs, including the Company's Gulf of Mexico deepwater drilling program, with the bulk of the remainder for International E&P expenditures.

The Company's long-term debt, including the current portion, was $2.74 billion at March 31, 2001, compared with $2.51 billion at year-end 2000. This increase primarily reflected the borrowings made by Pure to fund its acquisition of the International Paper Company properties.

ENVIRONMENTAL MATTERS

At March 31, 2001, the Company's reserves for environmental remediation obligations totaled $241 million, of which $133 million was included in current liabilities. During the first three months of 2001, cash payments of $19 million were applied against the reserve and $47 million in provisions were added to the reserve balance. The increase in the reserve provisions was primarily for the anticipated cleanup at former Company operated facilities and facilities sold with retained liabilities. The Company also estimated that it possibly could incur additional remediation costs aggregating approximately $235 million (as discussed in note 12 to the consolidated financial statements in Item 1 of this report). The Company's total environmental reserve amount is grouped into the following four categories.

Reserve Summary
                                                                            At
                                                                         March 31,
Millions of dollars                                                        2001
---------------------------------------------------------------------------------------
   Superfund and similar sites                                                    $ 15
   Active company facilities                                                        46
   Company facilities sold with retained liabilities
     and former company-operated sites                                              80
   Inactive or closed company facilities                                           100
---------------------------------------------------------------------------------------
      Total reserves                                                             $ 241
=======================================================================================

                                      -25-

OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases / decreases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases / decreases in reserves, production, sales including related costs and prices, and other statistical items; plans and objectives of management regarding the Company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the foward-looking statements. See pages 47 through 49 of Management's Discussion and Analysis in Item 7 of the Company's 2000 Annual Report on Form 10-K for a discussion of certain of such conditions and events.

Volatile energy prices continue to impact financial results in the year 2001. The Company expects energy prices to remain volatile due to changes in climate conditions, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC and other factors.

The Company expects adjusted (excluding special items) after-tax earnings to be between 80 to 90 cents per share for the second quarter of 2001, assuming average NYMEX benchmark commodity prices of $27.75 per barrel of crude oil and $5.15 per MMBtu for natural gas. The Company also expects adjusted after-tax earnings for the full year of 2001 to be between $3.85 and $4.15 per share, assuming average NYMEX benchmark commodity prices of $28 per barrel of crude oil and $5.70 per MMBtu for natural gas. The second quarter and full year forecasts are also dependent on the Company's deepwater drilling results and other factors. The Company expects net daily worldwide production for the second quarter 2001 to average between 495,000 and 500,000 Barrels of Oil Equivalent
(BOE). For full-year 2001, the Company expects net worldwide daily production of about 500,000 to 510,000 BOE.

The Company is currently drilling a deepwater wildcat well on the Trident prospect, located on Alaminos Canyon Block 903 in the Gulf of Mexico, with the Discoverer Spirit drillship. The Company has a 70 percent working interest in the prospect.

In May 2001, the Company's Pure subsidiary successfully completed its initial tender offer to acquire all the outstanding shares of common stock of Hallwood Energy Corporation at a price of $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The total consideration for the transaction would be approximately $268 million, including assumed debt. The boards of directors of both Hallwood and Pure have unanimously approved the transaction. Pure accepted for payment approximately 85 percent of the issued and outstanding shares of common stock and approximately 78 percent of the issued and outstanding shares of the preferred stock. A second offering period will expire on May 15, 2001. The transaction is expected to close in the second half of 2001.

The Company is currently involved in a multiple well delineation drilling program on the Ranggas prospect offshore East Kalimantan in Indonesia. The Company has previously announced the initial exploratory well as an oil and gas discovery in January 2001. The Ranggas discovery is located in the Rapak Production Sharing Contract area in which the Company holds an 80 percent working interest.

In Myanmar, the 2000 "take-or-pay" obligation, of which the Company's share is approximately $72 million, was billed to the Petroleum Authority of Thailand
(PTT) in late January of 2001. Under the terms of the contract, PTT was obligated to pay this amount by March 1, 2001. The obligation remains outstanding, but the Company expects to receive payment.

In Gabon, the Company is participating in a multi-well program. The first two wells, the Renee #1 well on the Astrid East prospect and the Judy #1 well on the Astrid West prospect, were drilled and did not encounter commercial quantities of hydrocarbons. The wells were subsequently plugged and abandoned.

In Brazil, deepwater drilling began in May 2001 on the Lagosta prospect in Block BES-2, where the Company has a 30 percent working interest. Drilling is also expected to begin on two deepwater wells in the Company-operated Block BC-9 later in the second quarter of 2001. The Company has a 35 percent working interest in Block BC-9. In addition, the Company anticipates completing its acquisition of an interest in the Pescada-Arabaiana oil and gas project in the Potiguar basin by the end of May 2001.

As of March 31, 2001, the Company had a gross receivable balance of approximately $314 million related to its geothermal operations in Indonesia. Approximately $130 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $128 million represented past due amounts and accrued interest resulting from partial payments for March 1998 through March 2001. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $184 million primarily relates to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables have been recorded. The Company continues to pursue collection of the outstanding receivables.

In the second quarter of 2001, the Company entered into several licensing agreements that granted motor gasoline producers, including CITGO Petroleum Corporation and Tesoro Petroleum Corporation, the right to make cleaner burning gasolines using formulations patented by the Company. The terms of the licensing agreements are confidential. The Company continues to work with other refiners, blenders and importers on licensing agreements for the cleaner burning gasoline patents. In March 2001, ExxonMobil Corporation requested the U.S. Federal Trade Commission to conduct an investigation with respect to the Company's patents.


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

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at March 31, 2001. Assuming a ten percent decrease in the Company's weighted average borrowing costs at March 31, 2001, the potential increase in the fair value of the Company's debt obligations and associated interest rate derivative instruments, including the Company's net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $100 million at March 31, 2001.

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

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At March 31, 2001, the Company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge its debt and other local currency obligations in Canada, Thailand and The Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position related to its outstanding foreign currency swaps and forward contracts. Assuming an adverse change of ten percent in foreign exchange rates at March 31, 2001, the potential decrease in fair value of the Company's foreign currency forward contracts, foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $12 million at March 31, 2001.

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

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon historical data and uses a three-day time interval with a 97.5-percent confidence level. The model includes offsetting physical positions for hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for purposes other than trading was approximately $14 million at March 31, 2001. The value at risk related to hydrocarbon derivatives held for trading purposes was approximately $11 million at March 31, 2001.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

There is incorporated by reference: the information with respect to certain legal proceedings pending or threatened against the Company previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K); the information regarding environmental remediation reserves in note 11 to the consolidated financial statements in Item 1 of Part I of this report; the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I; and the information regarding certain legal proceedings and other contingent liabilities in note 12 to the consolidated financial statements. Information with respect to recent developments in one of such legal proceedings is set forth below:

Certain Environmental Matters Involving Civil Penalties

1. In April 2001, the Company was served in the action filed on behalf of the U.S. Environmental Protection Agency contemplated in Paragraph 10 of Item 3 of the 2000 Form 10-K
         (United States of America v. Unocal  Corporation,  U.S. District Court
         ------------------------------------------------
         for the Central District of California, Civil No. 01-2369 SVW (BQRx)).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The Exhibit Index on page 31 of this report lists the exhibits that are filed as part of this report.

         (b)      Reports on Form 8-K:

                  Filed during the first quarter of 2001

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

                  Filed during the second quarter of 2001 to the date hereof:

                    (1) Current Report on Form 8-K, dated March 27, 2001, and filed April 5, 2001, for the purpose of reporting, under Item 5, Unocal bylaw amendments, filed as an exhibit under Item 7, and effective March 27, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      UNOCAL CORPORATION
                                                         (Registrant)


Dated:  May 14, 2001                      By:         /s/ JOE D. CECIL
                                                  ------------------------------
                                                        Joe D. Cecil
                                                  Vice President and Comptroller
                                                    (Duly Authorized Officer
                                                   Principal Accounting Officer)

                                  EXHIBIT INDEX

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the three months ended March 31, 2001 and 2000.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended March 31, 2001 and 2000.

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.