Form 10-Q
period 2001-06-30
UNOCAL CORP
filed 2001-08-14
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 2001
                                     ----------------

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

Number of shares of Common Stock,$1 par value, outstanding as of July 31, 2001:
243,583,207

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

        Operating Highlights ............................................... 23

Item 2. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations....................... 24

Item 3  Quantative and Qualitative Disclosures about Market Risk............ 35


                                     PART II
Item 1  Legal Proceedings................................................... 37

Item 4  Submission of Matters to a Vote of Security Holders................. 37

Item 6  Exhibits and Reports on Form 8-K.................................... 38


SIGNATURES.................................................................. 39

EXHIBIT INDEX............................................................... 40

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                                               UNOCAL CORPORATION
(UNAUDITED)
                                                                         For the Three Months     For the Six Months
                                                                            Ended June 30,          Ended June 30,
                                                                        -----------------------------------------------
Millions of dollars except per share amounts                                   2001        2000       2001        2000
-----------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                                $ 1,684     $ 2,025    $ 3,890     $ 3,866
Interest, dividends and miscellaneous income                                     11         126         19         143
Gain on sales of assets                                                           1          65          1          63
-----------------------------------------------------------------------------------------------------------------------
      Total revenues                                                          1,696       2,216      3,910       4,072
Costs and other deductions
Crude oil, natural gas and product purchases                                    537       1,144      1,524       2,195
Operating expense                                                               329         288        659         524
Selling, administrative and general expense                                      27          37         71          85
Depreciation, depletion and amortization                                        268         224        513         430
Dry hole costs                                                                   47          37         87          51
Exploration expense                                                              32          37         66          86
Interest expense                                                                 48          53         97         106
Property and other operating taxes                                               20          17         41          30
Distributions on convertible preferred  securities of subsidiary trust            8           8         16          16
-----------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                        1,316       1,845      3,074       3,523

Earnings from equity investments                                                 49          32         91          57
-----------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                                        429         403        927         606
-----------------------------------------------------------------------------------------------------------------------
Income taxes                                                                    180         159        370         242
Minority interests                                                               14          (6)        30         (10)
-----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                             235         250        527         374
Discontinued operations
     Gain on disposal (net of tax)                                               12          14         16          23
-----------------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                            12          14         16          23
Cumulative effect of accounting change (net of tax)                               -           -         (1)          -
-----------------------------------------------------------------------------------------------------------------------
      Net earnings                                                            $ 247       $ 264      $ 542       $ 397
=======================================================================================================================
Basic earnings per share of common stock (a)
   Continuing operations                                                     $ 0.98      $ 1.03     $ 2.17      $ 1.54
   Discontinued operations                                                     0.04        0.05       0.06        0.09
-----------------------------------------------------------------------------------------------------------------------
   Net earnings                                                              $ 1.02      $ 1.08     $ 2.23      $ 1.63
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share of common stock (b)
   Continuing operations                                                     $ 0.95      $ 1.00     $ 2.11      $ 1.51
   Discontinued operations                                                     0.04        0.05       0.06        0.09
-----------------------------------------------------------------------------------------------------------------------
   Net earnings                                                              $ 0.99      $ 1.05     $ 2.17      $ 1.60
-----------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share of common stock                            $ 0.20      $ 0.20     $ 0.40      $ 0.40
-----------------------------------------------------------------------------------------------------------------------

(a)  Basic weighted average shares outstanding  (in thousands)              243,508     242,875    243,339     242,789
(b)  Diluted weighted average shares outstanding (in thousands)             256,899     256,245    256,655     255,758

            See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                                                         UNOCAL CORPORATION

                                                                                      June 30,         December  31,
                                                                            -----------------------------------------
Millions of dollars                                                                       2001 (a)              2000
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                             $ 540                 $ 235
   Accounts and notes receivable                                                           998                 1,299
   Inventories                                                                              76                    88
   Deferred income taxes                                                                   177                   155
   Other current assets                                                                     21                    25
---------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               1,812                 1,802
Investments and long-term receivables                                                    1,444                 1,379
Properties - net (b)                                                                     7,179                 6,433
Deferred income taxes                                                                      116                   231
Other assets                                                                               167                   165
---------------------------------------------------------------------------------------------------------------------
      Total assets                                                                    $ 10,718              $ 10,010
=====================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                                      $ 796               $ 1,022
   Taxes payable                                                                           236                   282
   Interest payable                                                                         55                    55
   Current portion of environmental liabilities                                            144                   124
   Current portion of long-term debt and capital leases                                    189                   114
   Other current liabilities                                                               250                   248
---------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                          1,670                 1,845
Long-term debt and capital leases                                                        2,770                 2,392
Deferred income taxes                                                                      611                   618
Accrued abandonment, restoration and environmental liabilities                             563                   554
Other deferred credits and liabilities                                                     994                   968
Minority interests                                                                         433                   392

Company-obligated mandatorily redeemable convertible preferred securities
   of a subsidiary trust holding solely parent debentures                                  522                   522

Common stock ($1 par value, shares authorized:  750,000,000 (c))                           254                   254
Capital in excess of par value                                                             538                   522
Unearned portion of restricted stock issued                                                (22)                  (21)
Retained earnings                                                                        2,913                 2,468
Accumulated other comprehensive income (loss)                                              (76)                  (53)
Notes receivable - key employees                                                           (41)                  (40)
Treasury stock - at cost  (d)                                                             (411)                 (411)
---------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                         3,155                 2,719
---------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                   $ 10,718              $ 10,010
=====================================================================================================================

(a)  Unaudited
(b)  Net of accumulated depreciation, depletion and amortization of:                  $ 11,215              $ 10,745
(c)  Number of shares outstanding (in thousands)                                       243,586               243,045
(d)  Number of shares (in thousands)                                                    10,623                10,623

            See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                                                                                UNOCAL CORPORATION
(UNAUDITED)

                                                                                                For the Six Months
                                                                                                  Ended June 30,
                                                                                         ---------------------------------
Millions of dollars                                                                             2001                 2000
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings                                                                                   $ 542                $ 397
Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization                                                   513                  430
      Dry hole costs                                                                              87                   51
      Deferred income taxes                                                                       82                   48
      Gain on sales of assets (pre-tax)                                                           (1)                 (64)
      Gain on disposal of discontinued operations (pre-tax)                                      (25)                   -
      Earnings applicable to minority interests                                                   30                  (10)
      Other                                                                                       62                   44
      Working capital and other changes related to operations
         Accounts and notes receivable                                                           312                  (20)
         Inventories                                                                              12                   31
         Accounts payable                                                                       (265)                (103)
         Taxes payable                                                                           (46)                  20
         Other                                                                                   (59)                 (56)
--------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                          1,244                  768
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                                               (824)                (558)
   Major acquisitions                                                                           (417)                (161)
   Proceeds from sales of assets                                                                  23                   67
   Proceeds from sale of discontinued operations                                                   7                   25
--------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                             (1,211)                (627)
--------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Long-term borrowings                                                                          467                   58
   Reduction of long-term debt and capital lease obligations                                    (101)                (231)
   Minority interests                                                                            (10)                 (14)
   Proceeds from issuance of common stock                                                         13                    2
   Dividends paid on common stock                                                                (97)                 (97)
   Loans to key employees                                                                          -                  (32)
   Other                                                                                           -                   (1)
--------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                     272                 (315)
--------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                                 305                 (174)
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                   235                  332
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $ 540                $ 158
==========================================================================================================================

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Interest (net of amount capitalized)                                                      $ 98                $ 113
      Income taxes (net of refunds)                                                            $ 326                $ 182

               See Notes to the Consolidated Financial Statements.

                                       -3-

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

Results for the six months ended June 30, 2001, are not necessarily indicative of future financial results.

Segment data and certain other items in the prior year financial statements have been reclassified to conform to the 2001 presentation:

|X| The Pipelines business has been combined with certain activities of the Company's gas storage businesses in Canada, which were previously reported in the Exploration and Production segment, into a new segment called Midstream.

|X| The Carbon and Minerals businesses are no longer disclosed as a separate segment and are now reported in the Corporate and Other heading.

(2)      Accounting Changes

ADOPTION OF NEW ACCOUNTING STANDARDS - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (SFAS 138). These standards require that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivative instruments are reported in current-period earnings unless they are designated and qualify as effective hedges.

In accordance with the transition provisions of SFAS 133, the Company recorded a one-time after-tax charge of approximately $1 million during the first quarter of 2001 in its consolidated earnings statement, representing the cumulative effect of the accounting change, and an after-tax unrealized loss of approximately $59 million to accumulated other comprehensive loss in its consolidated balance sheet, of which $28 million is expected to be reclassified to earnings during the current year. The transition amounts represented accumulated changes in the fair values of derivative instruments that were previously off balance sheet and used to hedge certain future commodity sales (e.g. commodity swaps, options). Accumulated losses in fair value of these derivative instruments will be substantially offset by corresponding gains on the hedged commodity sales when those sales occur. Amounts pertaining to the derivative contracts of acquired companies that were previously capitalized under purchase accounting rules were not impacted.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - The objectives of the Company's risk management policies include reducing the overall volatility of the Company's cash flows, preserving revenues and pursuing outright pricing positions in hydrocarbon derivative financial instruments. As part of its overall risk management strategy, the Company enters into various derivative instrument contracts to offset portions of its exposures to changes in interest rates, changes in foreign currency exchange rates, and fluctuations in crude oil and natural gas prices.

At the inception of a derivative contract, the Company may choose to designate and document a derivative as a hedge of a certain exposure. In general, the Company enters into derivative instruments to hedge two types of exposures: cash flow exposures and fair value exposures. Hedges of cash flow exposures are generally undertaken to reduce cash flow volatility associated with forecasted transactions. They may also be used to reduce volatility associated with cash flows to be paid related to recognized liabilities. Hedges of fair value exposures are undertaken to hedge recognized assets or liabilities or unrecognized firm commitments against changes in fair value.

On the date that a hedge is established, the Company designates and documents the derivative as either a cash flow hedge or a fair value hedge. Changes in the values of derivatives not designated and documented as hedges are recorded in current-period earnings. Changes in the values of derivatives that qualify for, and are designated and effective as cash flow hedges are deferred and recorded as components of accumulated other comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portions of cash flow hedge derivatives' changes in values are recognized immediately in earnings as components of sales revenues. During the second quarter of 2001, the Company changed its methodology for calculating the effectiveness of options purchased as cash flow hedges to conform with the April 2001 interpretation of SFAS 133 by the Financial Accounting Standards Board's "Derivatives Implementation Group". Most gains and losses associated with the time value of cash flow hedging options will be included in the effectiveness calculations and, generally, deferred as components of other comprehensive income until the hedged transactions are recognized in earnings. Previously, these gains and losses had been excluded from the measurement of hedge effectiveness and recognized in sales revenues. Changes in the values of derivatives that qualify for, and are designated and effective as, fair value hedges are recognized in current-period earnings as components of the line items reflecting the underlying hedged transactions. Changes in the fair values of the underlying hedged items (e.g.recognized assets, liabilities or unrecognized firm commitments) are also recognized in current-period earnings and offset the changes in the values of the corresponding hedging derivatives. Any resulting fair value hedge ineffectiveness is recognized in current-period earnings as the difference between the offsetting changes in values of the derivative and the underlying hedged item.

The Company documents its risk management objectives, its strategies for undertaking various hedge transactions and the relationships between hedging instruments and hedged items. Derivatives designated as cash flow hedges are linked to forecasted transactions. Derivatives identified as fair value hedges are linked to specific assets, liabilities or firm commitments. At hedge inceptions and on an on-going basis, the Company assesses whether changes in the values of derivatives used in hedging activities are highly effective in offsetting changes in the values of the hedged items. The Company discontinues hedge accounting prospectively when either (1) it determines that a derivative is not highly effective as a hedge, (2) the derivative is sold, exercised or otherwise terminated, (3) management elects to remove the derivative's hedge designation, (4) the hedged transaction is no longer expected to occur, or (5) a hedged item no longer meets the definition of a firm commitment. When a hedged forecasted transaction is no longer expected to occur, the derivative continues to be carried on the balance sheet at its fair value and all gains and losses that were previously deferred in accumulated other comprehensive income are recognized immediately in earnings. When a hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the balance sheet at its fair value and any asset or liability that was recorded on the balance sheet for the change in value of the hedged firm commitment are removed from the balance sheet and recognized immediately in current-period earnings. In all other situations where hedge accounting is discontinued, the derivatives continue to be carried on the balance sheet at their fair values and any prospective changes in their fair values are recognized in current-period earnings. Deferred gains and losses already recorded in accumulated other comprehensive income remain until the forecasted transactions occur, at which time those gains and losses are recognized in earnings.

(3)      Major Acquisitions

In May 2001, the Company's Pure Resources, Inc. (Pure), subsidiary completed its cash acquisition of all the outstanding shares of common stock of Hallwood Energy Corporation (Hallwood) for $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The total transaction was valued at approximately $271 million, including assumed debt of $87 million, which was subsequently refinanced in May 2001 (see note 11), and other obligations. The acquisition was accounted for as a purchase and was funded through the combination of a new line of credit and borrowings under Pure's existing revolving credit facilities. This acquisition added to Pure's positions in its business areas of the San Juan and Permian Basins and the Gulf Coast region.

In January 2001, Pure acquired oil and gas properties, certain general and limited oil and gas partnership interests and fee mineral and royalty interests from International Paper Company. The total cost of the acquisition was approximately $267 million in cash. Included in the transaction were total proved reserves of approximately 25 million barrels of oil equivalent and ownership in 6 million gross fee mineral acres (3.2 million net) along with participation in several offshore exploration programs. The transaction was funded from Pure's credit facilities (see note 11). This acquisition expanded Pure's business areas into the Gulf Coast region and offshore in the Gulf of Mexico.

(4)      Restructuring Costs

Activities related to the restructuring plan adopted in the first quarter of 2000 are completed. The amount of unpaid benefits remaining on the consolidated balance sheet at June 30, 2001 is immaterial and is scheduled to be paid over the next few months.

(5)      Other Financial Information

During the second quarters of 2001 and 2000, approximately 25 percent and 53 percent, respectively, of total sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the Company's trading and marketing activities. For the six months ended June 30, 2001 and 2000, these percentages were approximately 32 percent and 53 percent, respectively. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement. The lower resale activity in both the second quarter and six months periods of 2001 as compared to the same periods a year ago reflect decreases primarily related to the marketing and trading of crude oil and condensate.

Capitalized interest totaled $6 million and $3 million for the second quarters of 2001 and 2000, respectively, and $11 million and $5 million for the six months ended 2001 and 2000, respectively.

(6)      Income Taxes

Income taxes on earnings from continuing operations for the second quarter and first six months of 2001 were $180 million and $370 million, respectively, compared with $159 million and $242 million for the comparable periods of 2000. The effective income tax rates for the second quarter and first six months of 2001 were 43 percent and 41 percent, respectively, compared with 39 percent and 39 percent for the comparable periods of 2000. The higher income tax rates in 2001 reflected the effects of changes in the mix of foreign versus domestic earnings, currency-related adjustments in Thailand and adjustments related to prior year U.S. income tax matters.

(7)      Discontinued Operations

In 2001, the Company recorded its initial pre-tax gain of $25 million ($16 million after-tax) related to a participation agreement tied to its former West Coast refining, marketing and transportation assets, which were sold in 1997. The participation agreement covers price differences between California Air Resources Board Phase 2 gasoline and conventional gasoline. The maximum potential payments under this participation agreement are capped at $100 million and extend to 2003.

The 2000 results reflect the Company's former agricultural products business, which was sold later in that year.

(8)      Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the second quarters and the six months ended June 30, 2001 and 2000:

                                                                             Earnings           Shares         Per Share
Millions except per share amounts                                           (Numerator)      (Denominator)       Amount
---------------------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2001
     Earnings from continuing operations                                           $ 235             243.5
         Basic EPS                                                                                                  $ 0.98
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          1.1
                                                                           --------------------------------
                                                                                     235             244.6          $ 0.96
         Distributions on subsidiary trust preferred securities (after-tax)            7              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 242             256.9          $ 0.95
                                                                                                              =============
Three months ended June 30, 2000
     Earnings from continuing operations                                           $ 250             242.9
         Basic EPS                                                                                                  $ 1.03
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          1.1
                                                                           --------------------------------
                                                                                     250             244.0          $ 1.02
         Distributions on subsidiary trust preferred securities (after-tax)            7              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 257             256.3          $ 1.00
                                                                                                              =============
Six months ended June 30, 2001
     Earnings from continuing operations                                           $ 527             243.3
         Basic EPS                                                                                                  $ 2.17
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          1.1
                                                                           --------------------------------
                                                                                     527             244.4          $ 2.16
         Distributions on subsidiary trust preferred securities (after-tax)           13              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 540             256.7          $ 2.11
                                                                                                              =============
Six months ended June 30, 2000
     Earnings from continuing operations                                           $ 374             242.8
         Basic EPS                                                                                                  $ 1.54
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          0.7
                                                                           --------------------------------
                                                                                     374             243.5          $ 1.54
         Distributions on subsidiary trust preferred securities (after-tax)           13              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 387             255.8          $ 1.51
                                                                                                              =============
---------------------------------------------------------------------------------------------------------------------------

Not included in the computation of diluted EPS at June 30, 2001, were options to purchase approximately 5.0 million shares of common stock. These options were not included in the computation as the exercise prices were greater than the year-to-date average market price of the common shares. The exercise prices of these options ranged from $36.16 to $45.25 per share. These options will expire periodically through 2011. The diluted EPS computation at June 30, 2000 did not include options outstanding to purchase approximately 7.3 million shares of common stock because their exercise prices were greater than the year-to-date average market price of $31.58 for the common shares. The exercise prices of these options ranged from $32.16 to $51.01 per share.

(9)      Comprehensive Income

The Company's comprehensive income was:

                                                                      For the Three Months    For the Six Months
                                                                         Ended June 30,         Ended June 30,
                                                                     ---------------------------------------------
Millions of dollars                                                      2001        2000        2001        2000
------------------------------------------------------------------------------------------------------------------
Net earnings                                                             $247        $264        $542        $397
Cumulative effect of change in accounting principle
          SFAS 133 adoption (a)                                             -           -         (59)          -
Change in unrealized loss on hedging instruments (b)                       41           -          31           -
Reclassification adjustment for settled hedging contracts (c)               2           -          19           -
Change in foreign currency translation adjustments                         15          (8)        (16)         (7)
------------------------------------------------------------------------------------------------------------------
      Comprehensive income                                               $305        $256        $517        $390
==================================================================================================================

(a)  Net of tax effect of:                                                  -           -          36           -
(b)  Net of tax effect of:                                                (24)          -         (19)          -
(c)  Net of tax effect of:                                                 (1)          -         (11)          -

(10)     Restricted Cash

Of the total amounts of Cash and Cash Equivalents reported at June 30, 2001, cash in the amount of $28 million was restricted as to usage or withdrawal, compared to $33 million that was restricted as of December 31, 2000. Under the terms of the Company's limited-recourse project financing for its share of the Azerbaijan International Operating Company Early Oil Project, the Company's share of principal and interest payments to the lenders are payable only out of the proceeds from the Company's sale of crude oil from the project. In keeping with the terms of the financing agreements, $4 million at June 30, 2001, of the Company's oil sales proceeds (cash) were reserved for debt principal and interest obligations falling due within the next 180 days. In addition, at June 30, 2001, the Company had reserved $24 million in cash, which was placed in December 2000 with a trustee to ultimately be used in settlement of claims arising out of the valuation of the royalty owner's portion of crude oil produced from certain federal leases. Per the terms of the trust agreement the trustee invests the cash in acceptable investments and will deliver to the Company any cash balances remaining in the trust after final settlement of the claims. The Company anticipates final settlement and disbursement of all funds during the second half of 2001.

(11)     Long Term Debt and Credit Agreements

During the first six months of 2001, the Company's consolidated debt, including the current portion, increased by $453 million. This was substantially due to an increase of $467 million in long term debt by the Company's Pure subsidiary to fund two of its acquisitions (see note 3). In June 2001, Pure issued in a private placement $350 million in unsecured senior notes, which bear interest at
7.125 percent and mature in 10 years. The holders of the senior notes hold registration rights which require Pure to register the notes by the end of 2001. Pure used the proceeds to repay a portion of its senior credit facilities and to repay interim financing associated with the Hallwood acquisition (see note 3).

The remainder of the increase in Pure's debt consisted of borrowings under two separate $250 million unsecured credit facilities. At June 30, 2001, $168 million was outstanding under the five year revolving credit facility due September 29, 2005. In addition, $20 million was outstanding under the 364 day revolving credit facility, which converts in September 2001 to a term loan due September 29, 2002.

(12)     Accrued Abandonment, Restoration and Environmental Liabilities

At June 30, 2001, the Company had accrued $475 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for these abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $640 million. This estimate was derived in large part from abandonment cost studies performed by independent third party firms and is used to calculate the amount to be amortized. The Company's reserve for environmental remediation obligations at June 30, 2001 totaled $232 million, of which $144 million was included in current liabilities.

(13)     Commitments and Contingencies

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

As disclosed in note 12, at June 30, 2001, the Company had accrued $232 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $230 million.

Tax matters - The Company believes it has adequately provided in its accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues impact not only the year in which the items arose, but also the company's tax situation in other tax years. With respect to 1979-1984 taxable years, all issues raised for these years have now been settled, with the exception of the effect of the carryback of a 1993 net operating loss (NOL) to tax year 1984 and resultant credit adjustments. The 1985-1990 taxable years are before the Appeals Division of the Internal Revenue Service (IRS). All issues raised with respect to those years have now been settled, with the exception of the effect of the 1993 NOL carryback and resultant adjustments. The settlements were subject to review by the Joint Committee on Taxation of the U.S. Congress. The Joint Committee has reviewed the settled issues with respect to 1979-1990 taxable years and no additional issues have been raised. While all tax issues for the 1979-1990 taxable years have been agreed and reviewed by the Joint Committee, these taxable years will remain open due to the 1993 NOL carryback. The 1993 NOL results from certain specified liability losses which occurred during 1993 and which resulted in a tax refund of $73 million. Consequently, these tax years will remain open until the specified liability loss, which gave rise to the 1993 NOL, is finally determined by the IRS and is either agreed to with the IRS or otherwise concluded in the Tax Court proceeding. In 1999, the United States Tax Court granted Unocal's motion to amend the pleadings in its Tax Court cases to place the 1993 NOL carryback in issue. The 1991-1992 taxable years are now before the Appeals Division of the IRS. The 1993-1997 taxable years are under examination by the IRS.

Pure Resources, Inc. Employment and Severance Agreements - Under circumstances specified in the employment and/or severance agreements entered into between the Company's Pure subsidiary and its officers, each covered officer will have the right to require Pure to purchase its common shares currently held or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of Pure's proved reserves discounted at 10 percent, times 110 percent, less funded debt, as defined. At June 30, 2001, Pure estimated that the amount which it would have to repurchase under these agreements was approximately $144 million, which is reflected in other deferred credits and liabilities on the consolidated balance sheet. The repurchase amount will fluctuate with the market value of Pure's common stock and/or changes in the net asset value per share.

Other matters - The Company has a five-year lease agreement relating to its Discoverer Spirit deepwater drill ship. The future remaining minimum lease payment obligation was approximately $323 million at June 30, 2001. The drillship has a minimum daily rate of approximately $210,000.

The Company's Molycorp subsidiary, working cooperatively and collaboratively with the New Mexico Environmental Department and other state agencies, has secured permits covering discharges from its Questa, New Mexico, molybdenum mine. This process involved the posting by Molycorp of two performance bonds totaling $152 million that are intended to provide financial assurance of completion of preliminary closure plans (only required upon cessation of operations) and other obligations required under the terms of the permits. The amount of the performance bonds were based on estimations provided by the state of New Mexico agencies. Unocal has indemnified the insurance company that issued the bonds with respect to all amounts that may be drawn against them.

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

(14)     Financial Instruments and Commodity Hedging

Fair values of debt and other long-term instruments - The estimated fair value of the Company's long-term debt at June 30, 2001, including the current portion, was approximately $3.060 billion. Fair values were based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

The estimated fair value of the mandatorily redeemable convertible preferred securities of the Company's subsidiary trust was $505 million at June 30, 2001. The fair value was based on the trading prices of the preferred securities on June 29, 2001, as reported to the Company.

Commodity hedging activities - During the second quarter of 2001, the Company recognized $5 millon in after-tax losses for the ineffectiveness of both cash flow and fair value hedges. At June 30, 2001, the Company's various subsidiaries had approximately $10 million after-tax deferred in accumulated other comprehensive income related to cash flow hedges for future commodity sales for the period beginning July 2001 through October 2004. Of this amount, approximately $7 million in after-tax gains are expected to be reclassified to earnings during the next twelve months.

(15)     Supplemental Condensed Consolidating Financial Information

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

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the three months ended June 30, 2001
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ -     $ -      $ 487       $ 1,604         $ (407)       $ 1,684
Interest, dividends and miscellaneous income                -       9          4             8            (10)            11
Gain on sales of assets                                     -       -          1             -              -              1
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                        -       9        492         1,612           (417)         1,696
Costs and other deductions
Purchases, operating and other expenses                     1       -        260         1,101           (417)           945
Depreciation, depletion and amortization                    -       -        103           165              -            268
Dry hole costs                                              -       -         24            23              -             47
Interest expense                                            9       1         40             8            (10)            48
Distributions on convertible preferred securities           -       8          -             -              -              8
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                     10       9        427         1,297           (427)         1,316

Equity in earnings of subsidiaries                        252       -        202             -           (454)             -
Earnings from equity investments                            -       -         10            39              -             49
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests                  242       -        277           354           (444)           429
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                               (4)      -         37           147              -            180
Minority interests                                          -       -          -             5              9             14
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       246       -        240           202           (453)           235
Earnings from discontinued operations                       -       -         12             -              -             12
Cumulative effect of accounting change                      -       -          -             -              -              -
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                      $ 246     $ -      $ 252         $ 202         $ (453)         $ 247
=============================================================================================================================

                                      -12-

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the three months ended June 30, 2000
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ -     $ -      $ 554       $ 1,836         $ (365)       $ 2,025
Interest, dividends and miscellaneous income                -       9        129            (3)            (9)           126
Gain on sales of assets                                     -       -         66            (1)             -             65
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                        -       9        749         1,832           (374)         2,216
Costs and other deductions
Purchases, operating and other expenses                     -       -        409         1,479           (365)         1,523
Depreciation, depletion and amortization                    -       -         93           131              -            224
Dry hole costs                                              -       -          7            30              -             37
Interest expense                                            9       1         53            (1)            (9)            53
Distributions on convertible preferred securities           -       8          -             -              -              8
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                      9       9        562         1,639           (374)         1,845

Equity in earnings of subsidiaries                        267       -        157             -           (424)             -
Earnings from equity investments                            -       -          9            20              3             32
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests                  258       -        353           213           (421)           403
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                               (3)      -         85            77              -            159
Minority interests                                          -       -          1            (7)             -             (6)
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       261       -        267           143           (421)           250
Earnings from discontinued operations                       -       -          -            14              -             14
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                      $ 261     $ -      $ 267         $ 157         $ (421)         $ 264
=============================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the six months ended June 30, 2001
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ -     $ -    $ 1,180       $ 3,686         $ (976)       $ 3,890
Interest, dividends and miscellaneous income                5      17          3            13            (19)            19
Gain on sales of assets                                     -       -          1             -              -              1
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                        5      17      1,184         3,699           (995)         3,910
Costs and other deductions
Purchases, operating and other expenses                     2       -        645         2,711           (997)         2,361
Depreciation, depletion and amortization                    -       -        199           314              -            513
Dry hole costs                                              -       -         34            53              -             87
Interest expense                                           17       1         85            13            (19)            97
Distributions on convertible preferred securities           -      16          -             -              -             16
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                     19      17        963         3,091         (1,016)         3,074

Equity in earnings of subsidiaries                        551       -        413             -           (964)             -
Earnings from equity investments                            -       -          8            83              -             91
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                  537       -        642           691           (943)           927
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                               (5)      -        106           269              -            370
Minority interests                                          -       -          -             9             21             30
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       542       -        536           413           (964)           527
Earnings from discontinued operations                       -       -         16             -              -             16
Cumulative effect of accounting change                      -       -         (1)            -              -             (1)
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                      $ 542     $ -      $ 551         $ 413         $ (964)         $ 542
=============================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the six months ended June 30, 2000
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ -     $ -    $ 1,010       $ 3,539         $ (683)       $ 3,866
Interest, dividends and miscellaneous income               10      17        126             9            (19)           143
Gain on sales of assets                                     -       -         63             -              -             63
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                       10      17      1,199         3,548           (702)         4,072
Costs and other deductions
Purchases, operating and other expenses                     1       -        722         2,881           (684)         2,920
Depreciation, depletion and amortization                    -       -        179           251              -            430
Dry hole costs                                              -       -         13            38              -             51
Interest expense                                           17       1        105             2            (19)           106
Distributions on convertible preferred securities           -      16          -             -              -             16
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                     18      17      1,019         3,172           (703)         3,523

Equity in earnings of subsidiaries                        401       -        292             -           (693)             -
Earnings from equity investments                            -       -         21            36              -             57
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                  393       -        493           412           (692)           606
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                               (3)      -         92           153              -            242
Minority interests                                          -       -          -           (10)             -            (10)
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       396       -        401           269           (692)           374
Earnings from discontinued operations                       -       -          -            23              -             23
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                      $ 396     $ -      $ 401         $ 292         $ (692)         $ 397
=============================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
Period ended June 30, 2001
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ -     $ -      $ 306         $ 234            $ -          $ 540
   Accounts and notes receivable                            -       -        135           863              -            998
   Inventories                                              -       -          8            68              -             76
   Other current assets                                     -       -        156            42              -            198
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                  -       -        605         1,207              -          1,812
Investments and long-term receivables                   4,068       -      4,086           955         (7,665)         1,444
Properties - net                                            -       -      2,083         5,096              -          7,179
Other assets                                               54     541        391         1,649         (2,352)           283
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $4,122   $ 541    $ 7,165       $ 8,907      $ (10,017)      $ 10,718
=============================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -     $ -      $ 240         $ 556            $ -          $ 796
   Current portion of long-term debt and capital leases     -       -        180             9              -            189
   Other current liabilities                               46       3        230           406              -            685
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                            46       3        650           971              -          1,670
Long-term debt and capital leases                           -       -      2,101           669              -          2,770
Deferred income taxes                                       -       -        (13)          624              -            611
Accrued abandonment, restoration
   and environmental liabilities                            -       -        263           300              -            563
Other deferred credits and liabilities                    541       -        416         2,398         (2,361)           994
Minority interests                                          -       -          -           294            139            433

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent debentures        -     522          -             -              -            522

Stockholders' equity                                    3,535      16      3,748         3,651         (7,795)         3,155
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $4,122   $ 541    $ 7,165       $ 8,907      $ (10,017)      $ 10,718
=============================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
Year ended December 31, 2000
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ 1     $ -       $ 84         $ 150            $ -          $ 235
   Accounts and notes receivable                            -       -        165         1,134              -          1,299
   Inventories                                              -       -         13            75              -             88
   Other current assets                                     -       -        127            53              -            180
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                  1       -        389         1,412              -          1,802
Investments and long-term receivables                   3,620       -      3,765           781         (6,787)         1,379
Properties - net                                            -       -      1,988         4,445              -          6,433
Other assets                                               56     541        646         1,153         (2,000)           396
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $3,677   $ 541    $ 6,788       $ 7,791       $ (8,787)      $ 10,010
=============================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -     $ -      $ 283         $ 739            $ -        $ 1,022
   Current portion of long-term debt and capital leases     -       -        105             9              -            114
   Other current liabilities                               42       3        233           431              -            709
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                            42       3        621         1,179              -          1,845
Long-term debt and capital leases                           -       -      2,181           211              -          2,392
Deferred income taxes                                       -       -        (10)          628              -            618
Accrued abandonment, restoration
   and environmental liabilities                            -       -        254           300              -            554
Other deferred credits and liabilities                    541       -        467         1,952         (1,992)           968
Minority interests                                          -       -          -           287            105            392

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent debentures        -     522          -             -              -            522

Stockholders' equity                                    3,094      16      3,275         3,234         (6,900)         2,719
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $3,677   $ 541    $ 6,788       $ 7,791       $ (8,787)      $ 10,010
=============================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Period ended June 30, 2001

                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                   $ 83     $ -     $ 572         $ 589        $ -             $1,244

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                           -       -      (373)         (868)         -             (1,241)
   Proceeds from sales of assets
      and discontinued operations                         -       -        28             2          -                30
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     -       -      (345)         (866)         -             (1,211)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Change in long-term debt and capital leases            -       -        (5)          371          -               366
   Dividends paid on common stock                       (97)      -         -             -          -               (97)
   Minority interests                                     -       -         -           (10)         -               (10)
   Other                                                 13       -         -             -          -                13
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities     (84)      -        (5)          361          -               272
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents         (1)      -       222            84          -               305
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year            1       -        84           150          -               235
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $ -     $ -     $ 306         $ 234        $ -             $ 540
=============================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Period ended June 30, 2000
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                   $103     $ -     $ 161         $ 504        $ -             $ 768

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                           -       -      (227)         (492)         -              (719)
   Proceeds from sales of assets
      and discontinued operations                        25       -        68            (1)         -                92
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                    25       -      (159)         (493)         -              (627)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Change in long-term debt and capital leases            -       -      (159)          (14)         -              (173)
   Dividends paid on common stock                       (97)      -         -             -          -               (97)
   Minority interests                                     -       -         -           (14)         -               (14)
   Other                                                (31)      -         -             -          -               (31)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities    (128)      -      (159)          (28)         -              (315)
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents          -       -      (157)          (17)         -              (174)
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year            1       -       162           169          -               332
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $ 1     $ -     $   5         $ 152        $ -             $ 158
=============================================================================================================================

Segment Data

The Company has made changes in the reporting of its segments from the reporting utilized in the 2000 Annual Report on Form 10-K. The Company's reportable segments are now: Exploration and Production, Global Trade, Midstream, and Geothermal and Power Operations. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate, carbon and minerals and those businesses that were sold, are included under the Corporate and Other heading. See also Management`s Discussion and Analysis in Item 2 for further descriptions of the new segments.

                                                    --------------------------------------------------------------------
Segment Information                                                         Exploration & Production             Global
For the Three Months                                                North America            International        Trade
ended June 30, 2001
Millions of dollars                                      Lower 48      Alaska      Canada    Far East  Other
                                                    --------------------------------------------------------------------

Sales & operating revenues                                 $ 167         $ 63      $ 97       $ 269   $ 39         $ 925
 Other income (loss) (a)                                       -            -         2          (3)     -             6
Inter-segment revenues                                       406            -         -          55     26             1
                                                     --------------------------------------------------------------------
Total                                                        573           63        99         321     65           932

Earnings from equity investments                               8            -         -           8      -             -

Earnings (loss) from continuing operations                   142           13        14         113      5             4
Earnings from discontinued operations                          -            -         -           -      -             -
Cumulative effect of accounting change                         -            -         -           -      -             -
                                                     --------------------------------------------------------------------
Net earnings (loss)                                          142           13        14         113      5             4

Assets (at June 30, 2001)                                  3,316          315       935       2,337    764           390
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
                                                        Operations        &     Interest       &
                                                                       General   Expense   Litigation  Other (b)
                                        --------------------------------------------------------------------------------

Sales & operating revenues                      $ 39        $ 45          $ -       $ -         $ -   $ 40       $ 1,684
 Other income (loss) (a)                           1           4            -         7           -     (5)           12
Inter-segment revenues                             2           -            -         -           -   (490)            -
                                         --------------------------------------------------------------------------------
Total                                             42          49            -         7           -   (455)        1,696

Earnings from equity investments                  19           -            -         -           -     14            49

Earnings (loss) from continuing operations        18           2          (21)      (32)        (16)    (7)          235
Earnings from discontinued operations              -           -            -         -           -     12            12
Cumulative effect of accounting change             -           -            -         -           -      -             -
                                         --------------------------------------------------------------------------------
Net earnings (loss)                               18           2          (21)      (32)        (16)     5           247

Assets (at June 30, 2001)                        440         608            -         -           -  1,613        10,718
                                         --------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                                    --------------------------------------------------------------------
Segment Information                                                         Exploration & Production             Global
For the Three Months                                                North America            International        Trade
ended June 30, 2000
Millions of dollars                                      Lower 48      Alaska      Canada    Far East  Other
                                                    --------------------------------------------------------------------


Sales & operating revenues                                  $ 33         $ 59      $ 20       $ 239   $ 37       $ 1,531
 Other income (loss) (a)                                      67            -        (1)         (2)     1             -
Inter-segment revenues                                       372           16         -          44     41             1
                                                     --------------------------------------------------------------------
Total                                                        472           75        19         281     79         1,532

Earnings (loss) from equity investments                        1            -         -           -      -             -

Earnings (loss) from continuing operations                   134           24       (11)         88     19             6
Earnings from discontinued operations                          -            -         -           -      -             -
                                                     --------------------------------------------------------------------
Net earnings (loss)                                          134           24       (11)         88     19             6

Assets (at December 31, 2000)                              2,701          315     1,019       2,251    603           655
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
                                                        Operations        &     Interest       &
                                                                       General   Expense   Litigation  Other (b)
                                        --------------------------------------------------------------------------------


Sales & operating revenues                      $ 13        $ 44          $ -       $ -         $ -   $ 49       $ 2,025
 Other income (loss) (a)                           -          (1)           -         8           -    119           191
Inter-segment revenues                             3           -            -         -           -   (477)            -
                                         --------------------------------------------------------------------------------
Total                                             16          43            -         8           -   (309)        2,216

Earnings (loss) from equity investments           17          (1)           -         -           -     15            32

Earnings (loss) from continuing operations        15           5          (21)      (37)        (33)    61           250
Earnings from discontinued operations              -           -            -         -           -     14            14
                                         --------------------------------------------------------------------------------
Net earnings (loss)                               15           5          (21)      (37)        (33)    75           264

Assets (at December 31, 2000)                    416         574            -         -           -  1,476        10,010
                                         --------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                      -20-

                                                    --------------------------------------------------------------------
Segment Information                                                         Exploration & Production             Global
For the Six Months                                                  North America            International        Trade
ended June 30, 2001
Millions of dollars                                      Lower 48      Alaska      Canada    Far East  Other
                                                    --------------------------------------------------------------------

Sales & operating revenues                                 $ 328       $ 135     $ 129       $ 501    $ 74      $ 2,428
 Other income (loss) (a)                                       1           -         1          (6)     (1)          (1)
Inter-segment revenues                                       972           -         -         110      61            1
                                                    --------------------------------------------------------------------
Total                                                      1,301         135       130         605     134        2,428

Earnings from equity investments                              14           -         -          19       -            -

Earnings (loss) from continuing operations                   383          32        11         219      27            7
Earnings from discontinued operations                          -           -         -           -       -            -
Cumulative effect of accounting change                         -           -         -           -       -            -
                                                    --------------------------------------------------------------------
Net earnings (loss)                                          383          32        11         219      27            7

Assets (at June 30, 2001)                                  3,316         315       935       2,337     764          390
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
                                                        Operations        &     Interest       &
                                                                       General   Expense   Litigation  Other (b)
                                        --------------------------------------------------------------------------------

Sales & operating revenues                    $ 139         $ 89         $ -       $ -         $ -    $ 67      $ 3,890
 Other income (loss) (a)                          2            7           -        13           -       4           20
Inter-segment revenues                            4            -           -         -           -  (1,148)           -
                                        --------------------------------------------------------------------------------
Total                                           145           96           -        13           -  (1,077)       3,910

Earnings from equity investments                 28            -           -         -           -      30           91

Earnings (loss) from continuing operations       27            3         (44)      (65)        (50)    (23)         527
Earnings from discontinued operations             -            -           -         -           -      16           16
Cumulative effect of accounting change            -            -           -         -           -      (1)          (1)
                                        --------------------------------------------------------------------------------
Net earnings (loss)                              27            3         (44)      (65)        (50)     (8)         542

Assets (at June 30, 2001)                       440          608           -         -           -   1,613       10,718
                                        --------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                      -21-

                                                    --------------------------------------------------------------------
Segment Information                                                         Exploration & Production             Global
For the Six Months                                                  North America            International        Trade
ended June 30, 2000
Millions of dollars                                      Lower 48      Alaska      Canada    Far East  Other
                                                    --------------------------------------------------------------------

Sales & operating revenues                                  $ 57       $ 120      $ 64       $ 455    $ 66      $ 2,905
 Other income (loss) (a)                                      65           -        (1)         (4)     (1)           -
Inter-segment revenues                                       673          33         -         112      55            2
                                                    --------------------------------------------------------------------
Total                                                        795         153        63         563     120        2,907

Earnings (loss) from equity investments                        3           -         -           -       1            -

Earnings (loss) from continuing operations                   197          47        (8)        170      17            4
Earnings from discontinued operations                          -           -         -           -       -            -
                                                    --------------------------------------------------------------------
Net earnings (loss)                                          197          47        (8)        170      17            4

Assets (at December 31, 2000)                              2,701         315     1,019       2,251     603          655
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
                                                        Operations        &     Interest       &
                                                                       General   Expense   Litigation  Other (b)
                                        --------------------------------------------------------------------------------


Sales & operating revenues                     $ 26         $ 83         $ -       $ -         $ -    $ 90      $ 3,866
 Other income (loss) (a)                          1            2           -        14           -     130          206
Inter-segment revenues                            6            -           -         -           -    (881)           -
                                        --------------------------------------------------------------------------------
Total                                            33           85           -        14           -    (661)       4,072

Earnings (loss) from equity investments          32           (1)          -         -           -      22           57

Earnings (loss) from continuing operations       31           14         (43)      (73)        (38)     56          374
Earnings from discontinued operations             -            -           -         -           -      23           23
                                        --------------------------------------------------------------------------------
Net earnings (loss)                              31           14         (43)      (73)        (38)     79          397

Assets (at December 31, 2000)                   416          574           -         -           -   1,476       10,010
                                        --------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

OPERATING HIGHLIGHTS

Effective with the first quarter of 2001, the Company began reporting all production pursuant to production sharing contracts on the net-economic interests basis, which excludes host country shares. In previous reporting, production had included host country shares in Indonesia and the Democratic Republic of Congo. The Company also began reporting natural gas production on a dry basis, with natural gas liquids now included with crude oil and condensate production volumes. The amounts in the table on the following page reflect these restatements:

OPERATING HIGHLIGHTS
(UNAUDITED)
                                                         For the Three Months  For the Six Months
                                                           Ended June 30,        Ended June 30,
                                                         -------------------   --------------------
                                                            2001       2000       2001        2000
---------------------------------------------------------------------------------------------------
North America Net Daily Production
  Crude oil, condensate and natural gas liquids (thousand barrels)
     Lower 48 (a)                                             59         52         57          54
     Alaska                                                   24         27         24          27
     Canada (a)                                               15         17         15          17
---------------------------------------------------------------------------------------------------
          Total crude oil, condensate and natural gas liquids 98         96         96          98
  Natural gas - dry basis (million cubic feet)
     Lower 48 (a)                                            954        726        911         719
     Alaska                                                   93        135        115         143
     Canada (a)                                               85         92        112          96
---------------------------------------------------------------------------------------------------
          Total natural gas                                1,132        953      1,138         958

North America Average Prices (b)
  Crude oil, condensate and natural gas liquids (per barrel)
     Lower 48                                            $ 24.57    $ 25.14    $ 25.47     $ 25.10
     Alaska                                              $ 22.27    $ 23.79    $ 22.55     $ 23.24
     Canada                                              $ 20.84    $ 21.48    $ 20.65     $ 20.09
          Average                                        $ 23.45    $ 24.12    $ 23.96     $ 23.70
  Natural gas (per mcf)
     Lower 48                                             $ 4.62     $ 3.41     $ 5.69      $ 2.96
     Alaska                                               $ 1.20     $ 1.20     $ 1.20      $ 1.20
     Canada                                               $ 2.48     $ 1.73     $ 3.65      $ 1.67
          Average                                         $ 4.16     $ 2.91     $ 5.01      $ 2.55
---------------------------------------------------------------------------------------------------
International Net Daily Production
  Crude oil, condensate and natural gas liquids  (thousand barrels)
     Far East                                                 48         47         49          47
     Other                                                    19         18         19          18
---------------------------------------------------------------------------------------------------
          Total crude oil, condensate and natural gas liquids 67         65         68          65
  Natural gas - dry basis (million cubic feet)
     Far East                                                908        817        851         790
     Other                                                    69         57         63          59
---------------------------------------------------------------------------------------------------
          Total natural gas                                  977        874        914         849

International Average Prices (b)
  Crude oil, condensate and natural gas liquids (per barrel)
     Far East                                            $ 24.91    $ 24.40    $ 24.57     $ 24.06
     Other                                               $ 27.51    $ 26.38    $ 26.36     $ 26.19
          Average                                        $ 25.61    $ 25.07    $ 25.10     $ 24.66
  Natural gas (per mcf)
     Far East                                             $ 2.54     $ 2.31     $ 2.51      $ 2.30
     Other                                                $ 2.92     $ 2.80     $ 2.90      $ 2.76
          Average                                         $ 2.56     $ 2.35     $ 2.54      $ 2.34
---------------------------------------------------------------------------------------------------
Worldwide Net Daily Production (a)
 Crude oil, condensate and ngls (thousand barrels)          165        161        164         163
 Natural gas - dry basis (million cubic feet)             2,109      1,827      2,052       1,807
 Barrels oil equivalent (thousands)                         516        466        506         464

Worldwide Average Prices (b)
 Crude oil, condensate and ngls (per barrel)             $ 24.33    $ 24.53    $ 24.45     $ 24.08
 Natural gas (per mcf)                                   $  3.41    $  2.64    $  3.89     $  2.45
---------------------------------------------------------------------------------------------------

(a)  Production includes 100 percent of production of consolidated subsidiaries and proportional shares of production of equity investees.
(b)  Average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges, the ineffective portion of hedges and other Global Trade margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with Management's Discussion and Analysis in Item 7 of the Company's 2000 Annual Report on Form 10-K and in Item 2 of Part I of the Company's First Quarter 2001 Quarterly Report on Form 10-Q.

The Pipelines business segment has been combined with certain activities of the Company's gas storage businesses in Canada, which were previously reported in the Exploration and Production segment, into a new segment called Midstream. The Carbon and Minerals businesses are no longer disclosed as a separate segment and are now reported in the Corporate and Other heading. See note 16 to the consolidated financial statements in Item 1 of this report for revisions in the Company's reportable segments.

                              CONSOLIDATED RESULTS

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                          -----------------------   ------------------------
Millions of dollars                                            2001         2000          2001         2000
------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                           $ 235        $ 250         $ 527        $ 374
Earnings from discontinued operations                            12           14            16           23
Cumulative effect of accounting change                            -            -            (1)           -
------------------------------------------------------------------------------------------------------------
Net earnings                                                  $ 247        $ 264         $ 542        $ 397
============================================================================================================

Earnings from continuing operations totaled $235 million in the second quarter of 2001, which was a decrease of $15 million from the same period a year ago. The second quarter 2001 results benefited from higher worldwide average natural gas prices and higher worldwide natural gas production compared to the same period in 2000. The Company's worldwide average natural gas price, including realized hedging activities, was $3.41 per thousand cubic feet (mcf) in the second quarter of 2001, which was an increase of 77 cents per mcf, or 29 percent, from the same period a year ago. The Company's worldwide natural gas production was 2,109 million cubic feet per day (mmcf/d) in the second quarter of 2001, which was an increase of 15 percent from the same period a year ago. The increase was primarily due to higher natural gas production from the U.S. Lower 48 and Far East. These positive results in the second quarter of 2001 were more than offset by special items that benefited the results of the second quarter of 2000. These items included a $55 million after-tax gain related to payments received pursuant to a judgement in its reformulated gasoline patent infringement case, a $42 million after-tax gain related to the formation of Pure Resources, Inc. (Pure), and a $21 million after-tax insurance recovery related to environmental issues.

Sales and operating revenues were $1,684 million for the second quarter of 2001, which was a decrease of $341 million from the same period a year ago. This decrease was primarily due to lower marketing and trading activities of crude oil and condensate by the Company's Global Trade segment which more than offset the increase in revenues generated by the Exploration and Production segment.

Earnings from continuing operations totaled $527 million for the first six months of 2001, which was an increase of $153 million from the same period a year ago. This increase was primarily due to higher worldwide average natural gas prices and increased natural gas production. The Company's worldwide average natural gas price, including realized hedging activities, was $3.89 per mcf for the first six months of 2001, which was an increase of $1.44 per mcf, or 59 percent, from the same period a year ago. The Company's worldwide natural gas production increased by 14 percent from the same period a year ago, primarily due to higher natural gas production from the U.S. Lower 48 and Far East. These positive results were partially offset by higher dry hole costs and higher depreciation, depletion and amortization expense. The first six months of 2000 results included the second quarter special item benefits described above.

Earnings from discontinued operations were $12 million and $16 million in the second quarter and first six months periods of 2001, respectively, compared with $14 million and $23 million for the same periods a year ago. The Company recorded pre-tax gains of $18 million and $25 million in the second quarter and first six months periods of 2001, respectively, related to a participation agreement tied to its former West Coast refining, marketing and transportation assets, which were sold in 1997. The participation agreement covers price differences between California Air Resources Board Phase 2 gasoline and conventional gasoline. The maximum potential payments under this participation agreement are capped at $100 million and extend to 2003. The second quarter and six months periods of 2000 results reflected the Company's former agricultural products business, which was sold later in that year.

In 2001, the Company recorded a one-time non-cash $1 million after-tax charge consisting of the cumulative effect of change in accounting principle related to the initial adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities".

Special items represent certain significant transactions, presented in net earnings, that management determines to be unrelated to or not representative of the Company's ongoing operations. The following table is a reconciliation of consolidated adjusted (excluding special items) after-tax earnings to net earnings for the quarterly and six months periods ended June 30:

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                          -----------------------   -------------------------
Millions of dollars                                            2001         2000          2001         2000
-------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (a)                                $ 228        $ 170         $ 568        $ 309
Special items:
   Continuing operations
     Gain on asset sales                                           -           42             -           42
     Environmental and litigation provisions/settlements         (14)         (29)          (45)         (33)
     Executive stock purchase program                              -           (9)            -           (9)
     Insurance benefits related to environmental issues            -           21             -           21
     Trading derivatives- non-hedging (Northrock)                 21            -             4            -
     Reformulated gasoline patent case                             -           55             -           55
     Restructuring costs                                           -            -             -          (11)
-------------------------------------------------------------------------------------------------------------
Total special items from continuing operations                     7           80           (41)          65
   Discontinued operations
     Gain on disposal - Agricultural products                      -           14             -           23
     Gain on disposal - Refining and marketing                    12            -            16            -
-------------------------------------------------------------------------------------------------------------
Total special items from discontinued operations                  12           14            16           23
   Cumulative effect of accounting change                          -            -            (1)           -
-------------------------------------------------------------------------------------------------------------
Net earnings (a)                                               $ 247        $ 264         $ 542        $ 397
=============================================================================================================
(a)  Includes minority interests of:                           $ (14)         $ 6         $ (30)        $ 10

EXPLORATION AND PRODUCTION

The Company engages in oil and gas exploration, development and production worldwide.

North America - Included in this category are oil and gas operations in the U.S. Lower 48, Alaska and Canada. The emphasis of the U.S. Lower 48 operations is on the onshore, continental shelf and deepwater areas of the Gulf of Mexico region. The U.S. Lower 48 also includes the consolidated results of Pure Resources, Inc.
(Pure), a 65-percent owned subsidiary, which operates primarily in the Permian and San Juan Basins in West Texas and New Mexico, the Gulf Coast and the Gulf of Mexico. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations, excluding those of Pure, is sold to the Company's Global Trade business segment. The remainder of North America production, including the production of Pure and the Company's Northrock Resources Ltd. (Northrock) Canadian subsidiary, is sold to third parties. In Alaska, natural gas production, pursuant to agreements with Agrium, Inc. (Agrium), is sold to Agrium's fertilizer plant in Kenai. In addition, Northrock and Pure take pricing positions in hydrocarbon derivative instruments in support of their oil and gas operations.

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                          -----------------------   -------------------------
Millions of dollars                                            2001         2000          2001         2000
-------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) (before special items)
     Lower 48 (a)                                              $ 142         $ 92        $ 383        $ 155
     Alaska                                                       13           23           32           47
     Canada (b)                                                   (7)         (11)           7           (8)
-------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) (a) (b)       148          104          422          194
Special items:
     Gain on asset sales (Lower 48)                                -           42            -           42
     Litigation provisions (Alaska)                                -            1            -            -
     Trading derivatives- non-hedging (Northrock)                 21            -            4            -
-------------------------------------------------------------------------------------------------------------
     Total special items                                          21           43            4           42
-------------------------------------------------------------------------------------------------------------
After-tax earnings (a) (b)                                     $ 169        $ 147        $ 426        $ 236
=============================================================================================================
(a)  Includes minority interests of:                           $ (15)        $ (6)       $ (32)       $ (11)
(b)  Includes minority interests of:                           $   -         $ 12        $   -        $  20

After-tax earnings totaled $169 million in the second quarter of 2001, which was an increase of $22 million from the same period a year ago. This increase was primarily due to higher North America average natural gas prices and higher natural gas production. Average North America natural gas prices, including realized hedging activities, were $4.16 per mcf in the second quarter of 2001, which was an increase of $1.25 per mcf, or 43 percent, from the same period a year ago. North America average net daily natural gas production was 1,132 mmcf/d in the second quarter of 2001 compared to 953 mmcf/d in the same period a year ago, which was an increase of 19 percent, primarily behind strong results from the Lower 48. The increase in the Lower 48 was from the Company's production on Ship Shoal 295 Block (Muni field) in the Gulf of Mexico, which began production in the third quarter of 2000, as well as newly acquired properties in Mobile Bay and other Gulf of Mexico shelf areas and the production increases by Pure. These positive results were partially offset by higher depreciation, depletion and amortization expense and higher dry hole costs from the Gulf of Mexico deepwater drilling program. The second quarter 2001 results also benefited from gains related to non-hedging commodity derivative positions of Northrock in Canada versus losses in the same period a year ago. The second quarter 2000 results included a $42 million after-tax gain related to the formation of Pure.

After-tax earnings totaled $426 million for the first six months of 2001, which was an increase of $190 million from the same period a year ago. This increase was primarily due to higher North America average natural gas prices and higher natural gas production. Average North America natural gas prices, including realized hedging activities, were $5.01 per mcf in the first six months of 2001, which was an increase of $2.46 per mcf, or 96 percent, from the same period a year ago. North America average net daily natural gas production was 1,138 mmcf/d for the first six months of 2001 compared to 958 mmcf/d in the same period a year ago, which was an increase of 19 percent, primarily behind the strong results from the Lower 48. The first six months of 2001 also benefited from gains related to non-hedging commodity derivative positions of Northrock in Canada versus losses in the same period a year ago. These positive results were partially offset by higher depreciation, depletion and amortization expense and higher dry hole costs from the Gulf of Mexico deepwater drilling program and Gulf of Mexico shelf. The first six months of 2000 results included the $42 million after-tax gain related to the formation of Pure.

International - Unocal's International operations include oil and gas exploration and production activities outside of North America. The Company operates or participates in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan, the Democratic Republic of Congo and Brazil. International operations also include the Company's exploration activities and the development of energy projects primarily in Asia, Latin America and West Africa.

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                          -----------------------   -------------------------
Millions of dollars                                            2001         2000          2001         2000
-------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)
     Far East                                                 $ 113         $ 88         $ 219        $ 170
     Other                                                        5           19            27           17
------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)              118          107           246          187
Special items:                                                    -            -             -            -
------------------------------------------------------------------------------------------------------------
After-tax earnings                                            $ 118        $ 107         $ 246        $ 187
============================================================================================================

After-tax earnings totaled $118 million in the second quarter of 2001, which was an increase of $11 million from the same period a year ago. The increase was primarily due to higher natural gas production volumes and higher natural gas prices. Natural gas production increased 12 percent in the second quarter of 2001 compared to the same period a year ago, primarily in the Far East, boosted by strong electricity demand in the Thailand market. The average net daily natural gas production in the Far East was 908 mmcf/d in the second quarter of 2001 compared to 817 mmcf/d for the same period a year ago, which was an increase of 11 percent. The average natural gas price for International operations was $2.56 per mcf in the second quarter of 2001, which was an increase of 21 cents per mcf, or nine percent, from the same period a year ago. The second quarter of 2001 results also had lower dry hole costs compared to the same period a year ago. These positive results were partially offset by lower crude oil sales volumes due to timing of liftings and higher effective tax rates, primarily due to a change in the Thai baht/U.S. dollar exchange rate.

After-tax earnings totaled $246 million for the first six months of 2001, which was an increase of $59 million from the same period a year ago. The increase was primarily due to higher natural gas prices and natural gas production volumes in the Far East. The average natural gas price for International operations was $2.54 per mcf for the first six months of 2001, which was an increase of 20 cents per mcf, or nine percent, from the same period a year ago. Natural gas production increased about eight percent for the first six months of 2001 compared to the same period a year ago, primarily in the Far East. The average net daily natural gas production in the Far East was 851 mmcf/d in the first six months of 2000 compared to 790 mmcf/d for the same period a year ago, which was an increase of eight percent.

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

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                          -----------------------   -------------------------
Millions of dollars                                            2001         2000          2001         2000
-------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)              $ 4          $ 6           $ 7          $ 4
Special items:                                                    -            -             -            -
------------------------------------------------------------------------------------------------------------
After-tax earnings (loss)                                       $ 4          $ 6           $ 7          $ 4
============================================================================================================

After-tax results totaled $4 million in the second quarter of 2001, which was a decrease of $2 million from the same period a year ago. The decrease in the second quarter of 2001 was primarily due to lower results from non-hedging commodity derivative positions related to crude oil.

For the six months ended June 30, 2001, after-tax results totaled $7 million, which was an increase of $3 million from the same period a year ago. The increase was primarily due to higher results from non-hedging commodity derivative positions related to natural gas.

MIDSTREAM

The Midstream segment is comprised of the Pipelines business, which principally encompasses the Company's equity interests in affiliated petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S., and the Company's North America gas storage business.

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                          -----------------------   -------------------------
Millions of dollars                                            2001         2000          2001         2000
-------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)             $ 18         $ 15          $ 27         $ 31
Special items:                                                    -            -             -            -
------------------------------------------------------------------------------------------------------------
After-tax earnings                                             $ 18         $ 15          $ 27         $ 31
============================================================================================================

After-tax earnings totaled $18 million for the second quarter of 2001, which was an increase of $3 million from the same period a year ago. The increase was primarily due to improved results from the Company's North America gas storage business.

For the six months ended June 30, 2001, after-tax earnings totaled $27 million, which was a decrease of $4 million from the same period a year ago. The decrease was primarily due to a $6 million asset write-down related to a Colonial Pipeline Company investment.

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

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                          -----------------------   -------------------------
Millions of dollars                                            2001         2000          2001         2000
-------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items)              $ 2          $ 5           $ 3         $ 14
Special items:                                                    -            -             -            -
------------------------------------------------------------------------------------------------------------
After-tax earnings                                              $ 2          $ 5           $ 3         $ 14
============================================================================================================

After-tax earnings totaled $2 million and $3 million in the second quarter and first six months of 2001, respectively, which were decreases of $3 million and $11 million, respectively, from the same periods a year ago. The decreases were primarily due to higher receivable provisions related to operations in Indonesia.

CORPORATE AND OTHER

Corporate and Other includes general corporate overhead, miscellaneous operations (including real estate activities, carbon and minerals) and other corporate unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                            For the Three Months        For the Six Months
                                                               Ended June 30,             Ended June 30,
                                                          -----------------------   -------------------------
Millions of dollars                                            2001         2000          2001         2000
-------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items)
     Administrative and general expense                       $ (21)        $ (21)       $ (44)       $ (43)
     Net interest expense (a)                                   (32)          (37)         (65)         (73)
     Environmental and litigation expense                        (2)           (3)          (5)          (6)
     Other (a)                                                   (7)           (6)         (23)           1
-------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items) (a)   (62)          (67)        (137)        (121)
Special items:
     Environmental and litigation provisions                    (14)          (30)         (45)         (33)
     Other
          Executive stock purchase program                        -            (9)           -           (9)
          Insurance benefits related to environmental issues      -            21            -           21
          Reformulated gasoline patent case                       -            55            -           55
          Restructuring costs                                     -             -            -          (11)
-------------------------------------------------------------------------------------------------------------
     Total special items                                        (14)           37          (45)          23
-------------------------------------------------------------------------------------------------------------
After-tax earnings effect (a)                                 $ (76)        $ (30)      $ (182)       $ (98)
=============================================================================================================
(a)  Includes minority interests of:                            $ 1           $ -          $ 2          $ 1

The after-tax earnings effect was a loss of $76 million in the second quarter of 2001 compared to a loss of $30 million in the same period a year ago. The second quarter 2000 results benefited from a $55 million after-tax gain related to payments received pursuant to a judgement in the Company's reformulated gasoline patent infringement case and a $21 million after-tax insurance recovery related to environmental issues. Environmental and litigation provisions in the second quarter of 2001 were lower than the second quarter of 2000. Net interest expense was also lower in the second quarter of 2001 from the same period a year ago primarily due to higher capitalized interest.

The after-tax earnings effect was a loss of $182 million for the first six months of 2001 compared to a loss of $98 million from the same period a year ago. The results of the six months period in 2000 benefited from the $55 million after-tax gain related to payments received in the Company's reformulated gasoline patent infringement case and the $21 million after-tax insurance recovery. Environmental and litigation provisions were higher in the first six months of 2001 compared to the same period a year ago, primarily due to higher estimated costs related to the cleanup of former Company operated sites and facilities sold with retained liabilities. Net interest expense was also lower for the first six months of 2001, compared to the same period a year ago primarily due to a lower balance on a limited-recourse loan and higher capitalized interest. The Company also made a $10 million pre-tax cash contribution in 2001, included in the Other category, to fund a charitable foundation.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

                                                                        At               At               At
                                                                     June 30,       December 31,       June 30,
                                                            ----------------------------------------------------
Millions of dollars                                                     2001             2000              2000
----------------------------------------------------------------------------------------------------------------
 Current ratio                                                         1.1:1            1.0:1             0.9:1
 Total debt and capital leases                                       $ 2,959          $ 2,506           $ 2,784
 Trust convertible preferred securities                                  522              522               522
 Stockholders' equity                                                  3,155            2,719             2,455
                                                            ----------------------------------------------------
 Total capitalization                                                $ 6,636          $ 5,747           $ 5,761
                                                            ====================================================
 Total debt/total capitalization                                         45%              44%               48%
 Floating-rate debt/total debt                                            6%               3%                8%
----------------------------------------------------------------------------------------------------------------

For the first six months of 2001, net cash flow provided by operating activities was $1,244 million compared with $768 million in the same period a year ago. This increase primarily reflected the effects of higher worldwide average natural gas prices and higher worldwide natural gas production. Cash flow generated by operating activities reflected a reduction of commodity prices during the first six months of the year, lower crude oil trading activity by the Company's Global Trade business segment and the collection, in June 2001, of $73 million from the Petroleum Authority of Thailand in settlement of its "take-or-pay" obligation for natural gas purchases from the Company's Yadana project in Myanmar.

Pre-tax proceeds from asset sales, including those classified as discontinued operations, were $30 million for the first six months of 2001. The proceeds included $12 million from the sale of certain oil and gas properties, $11 million from the sale of miscellaneous assets and a $7 million payment associated with a participation agreement involving certain gasoline margins realized by the Company's former West Coast refining, marketing and transportation assets, which were sold in 1997.

Capital expenditures for the first six months of 2001 were $824 million, compared with $558 million in the same period a year ago. The higher capital expenditures in 2001 were primarily due to higher exploratory expenditures and property acquisitions in the Gulf of Mexico and Brazil. The capital expenditures amount for the first six months of 2001 excluded Pure's acquisition of properties from International Paper Company for $267 million and Pure's cash outlay of $150 million, as of June 30, 2001, for the acquisition of Hallwood Energy Corporation (see note 3 to the consolidated financial statements in Item 1 of this report). Capital expenditures for the first six months of 2000 excluded $161 million related to the Northrock acquisition.

For the full year 2001, total capital expenditures, excluding major acquisitions, are currently expected to be approximately $1.7 billion. Of this total, about 56 percent is expected to be spent in support of North American exploration and development (E&P) programs, including the Company's Gulf of Mexico deepwater drilling program, and about 36 percent is expected to be spent for International E&P projects, with the remainder of the capital for non-E&P and Corporate-related expenditures.

Cash on hand plus cash generated from operating activities and asset sales have been and are expected to remain sufficient to cover the Company's operating expenses, ongoing capital expenditure program (exclusive of major acquisitions), scheduled dividend payments and repayment of maturing debt during the remainder of 2001.

The Company's long-term debt, including the current portion, was $2.96 billion at June 30, 2001, compared with $2.51 billion at year-end 2000. This increase reflected the borrowings made by Pure to fund its acquisition of properties from International Paper Company and the purchase of Hallwood Energy Corporation.

The Company has substantial borrowing capacity (including $1 billion of undrawn credit facilities available under its bank credit agreement) to meet unanticipated cash requirements.

ENVIRONMENTAL MATTERS

At June 30, 2001, the Company's reserves for environmental remediation obligations totaled $232 million, of which $144 million was included in current liabilities. During the first six months of 2001, cash payments of $41 million were applied against the reserve and $60 million in provisions were added to the reserve balance. The increase in the reserve provisions was primarily for the anticipated cleanup at former Company operated facilities and facilities sold with retained liabilities. The Company also estimated that it possibly could incur additional remediation costs aggregating approximately $230 million (as discussed in note 13 to the consolidated financial statements in Item 1 of this report). The Company's total environmental reserve amount is grouped into the following four categories.

Reserve Summary
                                                                     At
                                                                   June 30,
Millions of dollars                                                 2001
----------------------------------------------------------------------------
   Superfund and similar sites                                       $ 14
   Active company facilities                                           45
   Company facilities sold with retained liabilities
     and former company-operated sites                                 83
   Inactive or closed company facilities                               90
----------------------------------------------------------------------------
      Total reserves                                                $ 232
============================================================================

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

The Company expects adjusted (excluding special items) after-tax earnings to be between 50 and 60 cents per share for the third quarter of 2001, assuming average NYMEX benchmark commodity prices of $25.70 per barrel of crude oil and $3.00 per MMBtu for natural gas. The Company also expects adjusted after-tax earnings for the full year of 2001 to be between $3.20 and $3.40 per share, assuming average NYMEX benchmark commodity prices of $27 per barrel of crude oil and $4.50 per MMBtu for natural gas. The third quarter and full year forecasts are also dependent on the Company's deepwater drilling results and other factors. The Company expects net daily worldwide production for the third quarter of 2001 to average between 515,000 and 525,000 Barrels of Oil Equivalent
(BOE). For full-year 2001, the Company expects net worldwide daily production of about 505,000 to 515,000 BOE.

The Company made a discovery on the Trident prospect, located on Alaminos Canyon Block 903 in the Gulf of Mexico, with the Discoverer Spirit drillship. The well was drilled in 9,687 feet of water to a total depth of 20,500 feet. The well encountered more than 300 feet of hydrocarbon-bearing pay section and additional zones of interest. The Company has a 59.5 percent working interest in the seven block prospect. The Company is now engaged in the extended evaluation of the discovery and evaluating the location for the first appraisal well. The Discoverer Spirit drillship is now drilling a delineation well on the discovery at the Mad Dog prospect on Green Canyon Block 826.

In the Cook Inlet, Alaska, the Company drilled two development oil wells from the King Salmon platform in the McArthur River field. One of the wells, the K-13, came on production in early July and is producing about 7,100 b/d. The Company holds a 56 percent working interest in this production zone in the McArthur River field.

In July 2001, the Company's Northrock subsidiary successfully completed the acquisition of all the common shares of Tethys Energy, Inc., a Canadian exploration and production company. Each shareholder of Tethys received C$4.25 (US$2.76) for each share deposited. The cash consideration for the transaction was approximately C$145 million (US$95 million) in addition to C$30 million (US$20 million) in assumed debt.

The Company expects its Thailand operations to continue to perform strongly. Gas demand in the Kingdom of Thailand continues to rise due to increased power consumption and as it continues to convert its power plants from imported fuel oil to indigenous natural gas. The Company began producing crude oil from its Plamuk field, located in the Pattani Basin in the Gulf of Thailand, in late July 2001. Crude production from the neighboring Yala field will be added once the production application is approved by the Thai government. The Plamuk field is currently producing about 2,500 b/d to 3,000 b/d and the production from the two fields is expected to ramp up to 15,000 b/d to 18,000 b/d in the first quarter of 2002. The Company has a 71.25 percent working interest in these fields.

In Myanmar, average daily gas production is expected to exceed the daily contract quantity of 525 mmcf/d for the rest of 2001.

The Company is involved in a multiple well delineation drilling program on the Ranggas prospect offshore East Kalimantan in Indonesia. The Ranggas discovery, announced in January 2001, is located in the Rapak Production Sharing Contract area in which the Company holds an 80 percent working interest.

In Brazil, deepwater drilling continues on the Lagosta prospect in Block BES-2, where the Company has a 30 percent working interest. The Company drilled two deepwater wells in its operated Block BC-9, where it has a 35 percent working interest. The Kitty Hawk and Eagle wells were drilled in the second quarter 2001 and did not encounter commercial quantities of hydrocarbons. The wells were subsequently plugged and abandoned. In addition, the Company completed its acquisition of an interest in the Pescada-Arabaiana oil and gas project in the Potiguar basin in May 2001 and the Company began recording its share of oil and gas production starting in the second quarter of 2001.

In Gabon, the Company is participating in a multi-well program. The first two wells were drilled on the Astrid Block, the Renee #1 and the Judy #1 prospects, and did not encounter commercial quantities of hydrocarbons. The Company anticipates drilling two more wells late in 2001 or early 2002.

As of June 30, 2001, the Company had a gross receivable balance of approximately $343 million related to its geothermal operations in Indonesia. Approximately $141 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $140 million represented past due amounts and accrued interest resulting from partial payments for March 1998 through June 2001. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $202 million primarily relates to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables have been recorded. The Company continues to pursue collection of the outstanding receivables.

The Company has entered into eight licensing agreements that grant motor gasoline refiners, blenders and importers (including CITGO Petroleum Corporation, Tesoro Petroleum Corporation and units of The Williams Companies, Inc.) the right to make cleaner-burning gasolines using formulations patented by the Company. The terms of the licensing agreements are confidential. The Company continues to negotiate with other refiners, blenders and importers on licensing agreements for the Company's cleaner-burning gasoline patents.

In February and March 2001, petitions were filed with the U.S. Patent and Trademark Office (PTO) by Washington, D.C., law firms, acting on behalf of unnamed parties, requesting reexamination of two of the Company's patents (the `126 and `393 patents, respectively). In May, the PTO denied the request for reexamination of the `126 patent and granted the petition to reexamine the `393 patent.

The Company anticipates that the PTO will initially reject all or some of the claims of the `393 patent, as such rejections occur in the overwhelming majority of cases where reexamination is granted. Subsequently, the Company will be able to present information and arguments in support of the validity of its patent claims. The reexamination process is expected to take several months, but the Company believes the `393 patent claims are valid and non-obvious and expects the patent to be sustained by the PTO.

In March 2001, ExxonMobil Corporation requested the U.S. Federal Trade Commission (FTC) to conduct an investigation into certain alleged unfair competition practices allegedly engaged in by the Company in connection with its patents. ExxonMobil alleges that the Company engaged in anticompetitive conduct in the regulatory processes that established California and federal standards for reformulated gasolines (RFG) and thus gained "monopoly profits" in the RFG market. ExxonMobil requests that the FTC use its authority to fashion an appropriate remedy. On August 13, 2001, the Company received notice that the FTC is conducting an investigation in conjuction with this matter.

In mid-September 2001, the U.S. District Court in Los Angeles is scheduled to hear the Company's motion for the award of additional damages with respect to the defendants' infringement of the `393 patent from August 1996 through December 2000. The Company will request that the court apply the 5.75 cents per gallon awarded in the original 1997 trial to the defendants' infringing volumes produced since August 1996. The defendants' motions that these damage proceedings be stayed pending the outcome of the `393 reexamination or, alternatively, that the court allow additional evidence on damages are scheduled to be heard on the same date.

Accounting Pronouncements


In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets" and SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 141 eliminates the pooling method of accounting for a business combination, except for qualifying business combinations that were initiated prior to July 1, 2001, and requires that all combinations be accounted for using the purchase method. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, addresses accounting for identifiable intangible assets, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred as a capitalized cost of the long-lived asset and to depreciate it over its useful life. The Company is currently in the process of evaluating the impact that SFAS No. 142 and 143 will have on its financial position and results of operations.

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

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at June 30, 2001. Assuming a ten percent decrease in the Company's weighted average borrowing costs at June 30, 2001, the potential increase in the fair value of the Company's debt obligations and associated interest rate derivative instruments, including the Company's net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $117 million at June 30, 2001.

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

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At June 30, 2001, the Company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge its debt and other local currency obligations in Canada, Thailand and The Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position related to its outstanding foreign currency swaps and forward contracts. Assuming an adverse change of ten percent in foreign exchange rates at June 30, 2001, the potential decrease in fair value of the Company's foreign currency forward contracts, foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $10 million at June 30, 2001.

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

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon historical data and uses a three-day time interval with a 97.5-percent confidence level. The model includes offsetting physical positions for hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for purposes other than trading was approximately $12 million at June 30, 2001. The value at risk related to hydrocarbon derivatives held for trading purposes was approximately $10 million at June 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There is incorporated by reference: the information with respect to certain legal proceedings pending or threatened against the Company previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 2000 and in Item 1 of Part II of Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001; the information regarding environmental remediation reserves in note 12 to the consolidated financial statements in Item 1 of Part I of this report; the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I; and the information regarding certain legal proceedings and other contingent liabilities in note 13 to the consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2001 Annual Meeting of Stockholders of Unocal was held on May 21, 2001. The following actions were taken by the stockholders at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended:

1. The four nominees proposed by the board of directors were elected as directors by the following votes for three-year terms expiring at the 2004 Annual Meeting of Stockholders, or until their successors are duly elected and qualified:

                       Name                 Votes For          Votes Withheld

                  Frank C. Herringer       215,009,977           4,153,753
                  Charles R. Larson        214,901,597           4,262,133
                  Marina v.N. Whitman      214,927,684           4,236,046
                  Charles R. Williamson    215,073,307           4,090,423

2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as Unocal's independent accountants for 2001 was passed by a vote of 216,364,714 for versus 1,803,259 against and 995,757 abstentions. There were no broker non-votes.

3. A proposal to approve the 2001 Directors' Deferred Compensation and Stock Award Plan was passed by a vote of 193,387,663 for versus 23,876,365 against and 1,899,702 abstentions. There were no broker non-votes.

4. A stockholder proposal to urge the Board of Directors to adopt, implement and enforce a code of conduct based on the International Labor Organization's Conventions on Workplace Human Rights failed to pass, with a vote of 42,872,530 for versus 140,453,276 against and 11,808,298 abstentions. There were 24,029,626 broker non-votes.

5. A stockholder proposal to link compensation and bonus packages of Unocal's executives to the Company's ethical and social performance failed to pass, with a vote of 30,044,283 for versus 161,899,934 against and 3,189,887 abstentions. There were 24,029,626 broker non-votes.

6. A stockholder proposal to require the Board to provide a report four months from the date of the Annual Meeting describing its efforts, criteria and process of achieving Board inclusiveness failed to pass, with a vote of 27,797,705 for versus 160,971,396 against and 6,365,002 abstentions. There were 24,029,627 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits: The Exhibit Index on page 39 of this report lists the exhibits that are filed as part of this report.

(b)  Reports on Form 8-K:

     Filed during the second quarter of 2001:

     (1) Current Report on Form 8-K, dated March 27, 2001, and filed April 5, 2001, for the purpose of reporting, under Item 5, Unocal Bylaw amendments, filed as an exhibit under Item 7, and effective March 27, 2001.

          There were no filings during the third quarter of 2001 to the date hereof.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNOCAL CORPORATION
                                                    (Registrant)


Dated:  August 14, 2001             By:         /s/JOE D. CECIL
                                               ---------------------------------
                                                 Joe D. Cecil
                                                 Vice President and Comptroller
                                                 (Duly Authorized Officer
                                                 Principal Accounting Officer)

                                  EXHIBIT INDEX

10.1 2001 Directors' Deferred Compensation and Stock Award Plan (incorporated by reference to Exhibit B to Unocal's Proxy Statement dated April 9, 2001, for its 2001 Annual Meeting of Stockholders, File No. 1-8483).

10.2 Amendment to Long Term Incentive Plan of 1998, as amended (subject to stockholder approval).

10.3 Form of Nonqualified Stock Option Grant under the Long Term Incentive Plan of 1998, effective July 27, 2001 (subject to stockholder approval), between Unocal and each of Charles R. Williamson (as to 450,000 shares of Unocal Common Stock), Timothy H. Ling (as to 240,000 shares of Unocal Common Stock) and Dennis P.R. Codon (as to 150,000 shares of Unocal Common Stock), each with an exercise price of $35.355 per share.

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the six months ended June 30, 2001 and 2000.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the six months ended June 30, 2001 and 2000.

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.