Form 10-Q
period 2001-09-30
UNOCAL CORP
filed 2001-11-14
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  September 30, 2001
                                     --------------------

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

Number of shares of Common Stock, $1 par value, outstanding as of October 31, 2001: 243,991,498

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

        Operating Highlights ............................................... 24

Item 2. Management's  Discussion and Analysis of
        Financial Condition and Results of Operations....................... 25

Item 3  Quantative and Qualitative Disclosures About Market Risk............ 38


                                     PART II
Item 1  Legal Proceedings................................................... 40

Item 5  Other Information................................................... 40

Item 6  Exhibits and Reports on Form 8-K.................................... 41


SIGNATURES.................................................................. 42

EXHIBIT INDEX............................................................... 43

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS                                                                                     UNOCAL CORPORATION
(UNAUDITED)
                                                                           For the Three Months       For the Nine Months
                                                                           Ended September 30,        Ended September 30,
                                                                        -----------------------------------------------------
Millions of dollars except per share amounts                                     2001         2000         2001         2000
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                                  $ 1,573      $ 2,333      $ 5,463      $ 6,199
Interest, dividends and miscellaneous income                                        8            9           27          152
Gain (loss) on sales of assets                                                     (2)           5           (1)          68
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                                            1,579        2,347        5,489        6,419
Costs and other deductions
Crude oil, natural gas and product purchases                                      617        1,377        2,141        3,572
Operating expense                                                                 352          322        1,011          846
Selling, administrative and general expense                                        25           21           96          106
Depreciation, depletion and amortization                                          270          239          783          669
Dry hole costs                                                                     53           47          140           98
Exploration expense                                                                37           48          103          134
Interest expense                                                                   48           53          145          159
Property and other operating taxes                                                 19           20           60           50
Distributions on convertible preferred  securities of subsidiary trust              8            8           24           24
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                          1,429        2,135        4,503        5,658

Earnings from equity investments                                                   37           44          128          101
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests                                          187          256        1,114          862
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                                                       77           67          447          309
Minority interests                                                                  8           13           38            3
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                               102          176          629          550
Discontinued operations
     Gain on disposal (net of tax)                                                  -           14           16           37
-----------------------------------------------------------------------------------------------------------------------------
Earnings from discontinued operations                                               -           14           16           37
Cumulative effect of accounting change (net of tax)                                 -            -           (1)           -
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                                              $ 102        $ 190        $ 644        $ 587
=============================================================================================================================
Basic earnings per share of common stock (a)
   Continuing operations                                                       $ 0.42       $ 0.72       $ 2.59       $ 2.27
   Discontinued operations                                                          -         0.06         0.06         0.15
-----------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                                $ 0.42       $ 0.78       $ 2.65       $ 2.42
-----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share of common stock (b)
   Continuing operations                                                       $ 0.42       $ 0.71       $ 2.53       $ 2.23
   Discontinued operations                                                          -         0.06         0.06         0.14
-----------------------------------------------------------------------------------------------------------------------------
   Net earnings                                                                $ 0.42       $ 0.77       $ 2.59       $ 2.37
-----------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share of common stock                              $ 0.20       $ 0.20       $ 0.60       $ 0.60
-----------------------------------------------------------------------------------------------------------------------------

(a)  Basic weighted average shares outstanding  (in thousands)                243,601      242,888      243,426      242,822
(b)  Diluted weighted average shares outstanding (in thousands)               244,566      256,005      256,812      255,774

            See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                                                           UNOCAL CORPORATION

                                                                                        September 30,     December  31,
                                                                                   -------------------------------------
Millions of dollars                                                                         2001 (a)               2000
------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                               $ 371                  $ 235
   Accounts and notes receivable                                                             953                  1,299
   Inventories                                                                                92                     88
   Deferred income taxes                                                                     154                    155
   Other current assets                                                                       32                     25
------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 1,602                  1,802
Investments and long-term receivables                                                      1,446                  1,379
Properties - net (b)                                                                       7,344                  6,433
Deferred income taxes                                                                        133                    231
Other assets                                                                                 171                    165
------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                      $ 10,696               $ 10,010
========================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                                        $ 894                $ 1,022
   Taxes payable                                                                             258                    282
   Dividends payable                                                                          49                     49
   Interest payable                                                                           48                     55
   Current portion of environmental liabilities                                              117                    124
   Current portion of long-term debt and capital leases                                        9                    114
   Other current liabilities                                                                 154                    199
------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                            1,529                  1,845
Long-term debt and capital leases                                                          2,850                  2,392
Deferred income taxes                                                                        663                    618
Accrued abandonment, restoration and environmental liabilities                               595                    554
Other deferred credits and liabilities                                                       893                    968
Minority interests                                                                           443                    392

Company-obligated mandatorily redeemable convertible preferred securities
   of a subsidiary trust holding solely parent debentures                                    522                    522

Common stock ($1 par value, shares authorized:  750,000,000 (c))                             254                    254
Capital in excess of par value                                                               539                    522
Unearned portion of restricted stock issued                                                  (20)                   (21)
Retained earnings                                                                          2,966                  2,468
Accumulated other comprehensive income                                                       (86)                   (53)
Notes receivable - key employees                                                             (41)                   (40)
Treasury stock - at cost  (d)                                                               (411)                  (411)
------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                           3,201                  2,719
------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                     $ 10,696               $ 10,010
========================================================================================================================

(a)  Unaudited
(b)  Net of accumulated depreciation, depletion and amortization of:                    $ 11,457               $ 10,745
(c)  Number of shares outstanding (in thousands)                                         243,621                243,045
(d)  Number of shares (in thousands)                                                      10,623                 10,623
               See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                                                              UNOCAL CORPORATION
(UNAUDITED)

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                            ----------------------------
Millions of dollars                                                               2001             2000
--------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                                     $ 644            $ 587
Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization                                     783              669
      Dry hole costs                                                               140               98
      Deferred income taxes                                                        113              (41)
      (Gain) loss on sales of assets (pre-tax)                                       1              (68)
      Gain on disposal of discontinued operations (pre-tax)                        (25)             (23)
      Earnings applicable to minority interests                                     38                3
      Other                                                                        115              158
      Working capital and other changes related to operations
         Accounts and notes receivable                                             360             (178)
         Inventories                                                                (4)              11
         Accounts payable                                                         (194)             133
         Taxes payable                                                             (24)              69
         Other                                                                    (167)            (161)
--------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                            1,780            1,257
--------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                               (1,257)            (872)
   Major acquisitions                                                             (536)            (161)
   Proceeds from sales of assets                                                    26               97
   Proceeds from sale of discontinued operations                                    25              267
--------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                               (1,742)            (669)
--------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Long-term borrowings                                                            467               45
   Reduction of long-term debt and capital lease obligations                      (221)            (266)
   Minority interests                                                              (17)             (19)
   Proceeds from issuance of common stock                                           14                4
   Dividends paid on common stock                                                 (146)            (146)
   Loans to key employees                                                            -              (32)
   Other                                                                             1                1
--------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                        98             (413)
--------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                              136              175
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                     235              332
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 371            $ 507
========================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)                                       $ 150            $ 176
      Income taxes (net of refunds)                                              $ 354            $ 282

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

Results for the nine months ended September 30, 2001, are not necessarily indicative of future financial results.

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

In accordance with the transition provisions of SFAS 133, the Company recorded a one-time after-tax charge of approximately $1 million during the first quarter of 2001 in its consolidated earnings statement, representing the cumulative effect of the accounting change, and an after-tax unrealized loss of approximately $59 million to accumulated other comprehensive income in its consolidated balance sheet, of which $28 million is expected to be reclassified to the consolidated earnings statement during 2001. The transition amounts represented accumulated changes in the fair values of derivative instruments that were previously off balance sheet and used to hedge certain future commodity sales (e.g., commodity swaps, options). Accumulated losses in fair value of these derivative instruments will be substantially offset by corresponding gains on the hedged commodity sales when those sales occur. Amounts pertaining to the derivative contracts of acquired companies that were previously capitalized under purchase accounting rules were not impacted.

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

On the date that a hedge is established, the Company designates and documents the derivative as either a cash flow hedge or a fair value hedge. Changes in the values of derivatives not designated and documented as hedges are recorded in current-period earnings. Changes in the values of derivatives that qualify for, and are designated and effective as, cash flow hedges are deferred and recorded as components of accumulated other comprehensive income until the hedged transactions occur and are then recognized in earnings. The ineffective portions of cash flow hedge derivatives' changes in values are recognized immediately in earnings as components of sales revenues. During the second quarter of 2001, the Company changed its methodology for calculating the effectiveness of options purchased as cash flow hedges to conform with the April 2001 interpretation of SFAS 133 by the Financial Accounting Standards Board's "Derivatives Implementation Group". Most gains and losses associated with the time value of cash flow hedging options will be included in the effectiveness calculations and, generally, deferred as components of other comprehensive income until the hedged transactions are recognized in earnings. Previously, these gains and losses had been excluded from the measurement of hedge effectiveness and recognized in sales revenues. Changes in the values of derivatives that qualify for, and are designated and effective as, fair value hedges are recognized in current-period earnings as components of the line items reflecting the underlying hedged transactions. Changes in the fair values of the underlying hedged items (e.g., recognized assets, liabilities or unrecognized firm commitments) are also recognized in current-period earnings and offset the changes in the values of the corresponding hedging derivatives. Any resulting fair value hedge ineffectiveness is recognized in current-period earnings as the difference between the offsetting changes in values of the derivative and theunderlying hedged item.

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

Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," which eliminated the pooling method of accounting for a business combination, except for qualifying business combinations that were initiated prior to July 1, 2001, and requires that all combinations be accounted for using the purchase method. Any Goodwill acquired in a business combination under the provisions of SFAS No. 141 shall be accounted for in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which allows for the nonamortization of any purchased goodwill prior to the effective adoption date of SFAS No. 142. The Company will adopt all the other provisions of SFAS No. 142 effective January 1, 2002.

(3)      Major Acquisitions

In July 2001, the Company's Northrock Resources Ltd. (Northrock) Canadian subsidiary completed its cash acquisition of all the outstanding shares of common stock of Tethys for $2.76 (C$4.25) per share. The asset base of Tethys was complementary to Northrock's operations in Western Canada, providing significant operational synergies with existing activity in Northrock's West-Central Alberta and Southeast Saskatchewan core areas. The results of Tethys' operations have been included in the consolidated financial statements since the acquisition date of July 17, 2001. The cash value of the transaction was approximately $93 million, which included acquired identifiable assets of $121 million, goodwill of $30 million, assumed debt of $20 million, net negative working capital and other obligations of $4 million and a liability for deferred income taxes of $34 million. The assumed debt was repaid at the end of July subsequent to the acquisition. The acquisition was accounted for as a purchase and was funded using cash on hand. None of the goodwill amount recorded is expected to be deductible for income tax purposes.

In May 2001, the Company's Pure Resources, Inc. (Pure), subsidiary completed its cash acquisition of all the outstanding shares of common stock of Hallwood Energy Corporation (Hallwood) for $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The total transaction was valued at approximately $271 million, including assumed debt of $87 million, which was subsequently refinanced in May 2001 (see note 10), and other obligations. The acquisition was accounted for as a purchase and was funded through the combination of a new Pure line of credit and borrowings under Pure's existing revolving credit facilities, none of which are guaranteed by the Company. This acquisition added to Pure's positions in its business areas of the San Juan and Permian Basins and the Gulf Coast region.

In January 2001, Pure acquired oil and gas properties, certain general and limited oil and gas partnership interests and fee mineral and royalty interests from International Paper Company. The total cost of the acquisition was approximately $271 million in cash. Included in the transaction were total proved reserves of approximately 25 million barrels of oil equivalent and ownership in 6 million gross fee mineral acres (3.2 million net) along with participation in several offshore exploration programs. The transaction was funded from Pure's credit facilities (see note 10). This acquisition expanded Pure's business areas into the Gulf Coast region and offshore in the Gulf of Mexico.

(4)      Other Financial Information

During the third quarters of 2001 and 2000, approximately 32 percent and 55 percent, respectively, of total sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the Company's trading and marketing activities. For the nine months ended September 30, 2001 and 2000, these percentages were approximately 32 percent and 54 percent, respectively. Related purchase costs were classified as expenses in the crude oil, natural gas and product purchases category on the consolidated earnings statement. The lower resale activity in both the third quarter and nine months periods of 2001, compared to the same periods a year ago, reflected decreases primarily related to the marketing and trading of crude oil and condensate.

Capitalized interest totaled $8 million and $4 million for the third quarters of 2001 and 2000, respectively, and $19 million and $9 million for the nine months ended 2001 and 2000, respectively. The increases were primarily due to the capitalized interest related to the West Seno oil and gas development project in the deepwater Kutei Basin, offshore East Kalimantan, Indonesia.

(5)      Income Taxes

Income taxes on earnings from continuing operations for the third quarter and nine months periods of 2001 were $77 million and $447 million, respectively, compared with $67 million and $309 million for the comparable periods of 2000. The effective income tax rates for the third quarter and nine months periods of 2001 were 43 percent and 42 percent, respectively, compared with 28 percent and 36 percent for the comparable periods of 2000.

The higher effective income tax rate for the third quarter of 2001, compared to the same period a year ago, reflected the effects of changes in the mix of foreign versus domestic earnings, currency-related adjustments in Thailand, and adjustments made in the third quarter of 2000 related to prior year U.S. and Canadian tax matters. The higher effective income tax rate for the nine months period of 2001, compared to the same period a year ago, reflected the effects of currency-related adjustments in Thailand and an adjustment made in 2000 related to prior year Canadian tax matters.

(6)      Discontinued Operations

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

(7)      Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the third quarters and the nine months ended September 30, 2001 and 2000:

                                                                             Earnings           Shares         Per Share
Millions except per share amounts                                           (Numerator)      (Denominator)       Amount
---------------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2001
     Earnings from continuing operations                                           $ 102             243.6
         Basic EPS                                                                                                    0.42
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          1.0
                                                                           --------------------------------
         Diluted EPS                                                                 102             244.6          $ 0.42
                                                                                                              =============
         Distributions on subsidiary trust preferred securities (after-tax)            7              12.3
                                                                           --------------------------------
         Antidilutive                                                              $ 109             256.9          $ 0.42

Three months ended September 30, 2000
     Earnings from continuing operations                                           $ 176             242.9
         Basic EPS                                                                                                  $ 0.72
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          0.8
                                                                           --------------------------------
                                                                                     176             243.7          $ 0.72
         Distributions on subsidiary trust preferred securities (after-tax)            7              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 183             256.0          $ 0.71
                                                                                                              =============

Nine months ended September 30, 2001
     Earnings from continuing operations                                           $ 629             243.4
         Basic EPS                                                                                                  $ 2.59
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          1.1
                                                                           --------------------------------
                                                                                     629             244.5          $ 2.57
         Distributions on subsidiary trust preferred securities (after-tax)           20              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 649             256.8          $ 2.53
                                                                                                              =============

Nine months ended September 30, 2000
     Earnings from continuing operations                                           $ 550             242.8
         Basic EPS                                                                                                  $ 2.27
                                                                                                              =============
      Effect of dilutive securities
         Options and common stock equivalents                                                          0.7
                                                                           --------------------------------
                                                                                     550             243.5          $ 2.26
         Distributions on subsidiary trust preferred securities (after-tax)           20              12.3
                                                                           --------------------------------
         Diluted EPS                                                               $ 570             255.8          $ 2.23
                                                                                                              =============

Not included in the computation of diluted EPS for the period ended September 30, 2001 and 2000, were options outstanding to purchase approximately 5.2 million and 7.4 million shares, respectively, of common stock. These options were not included in the computation as the exercise prices were greater than the year-to-date average market price of the common shares. The diluted EPS computation for the three months ended September 30, 2001 and 2000, did not include options outstanding to purchase approximately 6.3 million and 6.9 million shares, respectively, of common stock because their exercise prices were greater than the average market prices of the common shares during the respective quarters.

(8)      Comprehensive Income

The Company's comprehensive income was:

                                                                        For the Three Months      For the Nine Months
                                                                        Ended September 30,       Ended September 30,
                                                                     ---------------------------------------------------
Millions of dollars                                                       2001          2000         2001          2000
------------------------------------------------------------------------------------------------------------------------
Net earnings                                                             $ 102         $ 190        $ 644         $ 587
Cumulative effect of change in accounting principle
          SFAS 133 adoption (a)                                              -             -          (59)            -
Change in unrealized loss on hedging instruments (b)                        17             -           43             -
Reclassification adjustment for settled hedging contracts (c)               (3)            -           23             -
Change in foreign currency translation adjustments                         (24)           (8)         (40)          (15)
------------------------------------------------------------------------------------------------------------------------
      Comprehensive income                                                $ 92         $ 182        $ 611         $ 572
========================================================================================================================

(a)  Net of tax effect of:                                                   -             -           36             -
(b)  Net of tax effect of:                                                 (10)            -          (25)            -
(c)  Net of tax effect of:                                                   2             -          (14)            -

(9)      Restricted Cash

Of the total amounts of cash and cash equivalents reported at September 30, 2001, cash in the amount of $29 million was restricted as to usage or withdrawal, compared to $33 million that was restricted as of December 31, 2000. Under the terms of the Company's limited-recourse project financing for its share of the Azerbaijan International Operating Company Early Oil Project, the Company's share of principal and interest payments to the lenders are payable only out of the proceeds from the Company's sale of crude oil from the project. In keeping with the terms of the financing agreements, $5 million at September 30, 2001, of the Company's oil sales proceeds (cash) were reserved for debt principal and interest obligations falling due within the next 180 days. In addition, at September 30, 2001, the Company had reserved $24 million in cash, which was placed in December 2000 with a trustee to ultimately be used in settlement of claims arising out of the valuation of the royalty owners' portions of crude oil produced from certain federal and Indian land leases.
Per the terms of the trust agreement the trustee invests the cash in acceptable investments and will deliver to the Company any cash balances remaining in the trust after final settlement of the claims. The Company anticipates final settlement and disbursement of all funds by the end of 2001.

(10)     Long Term Debt and Credit Agreements

During the nine months period of 2001, the Company's consolidated debt, including the current portion, increased by $353 million. This was substantially due to an increase of $467 million in long term debt incurred by the Company's Pure subsidiary to fund two of its acquisitions (see note 3). In June 2001, Pure issued, in a private placement, $350 million in unsecured senior notes, which bear interest at 7.125 percent and mature in 10 years. The notes were issued at a discount to their face value. Pursuant to a registration rights agreement, Pure registered the notes in the fourth quarter of 2001. Pure used the proceeds to repay a portion of its senior credit facilities and to repay interim financing associated with the Hallwood acquisition (see note 3). At September 30, 2001, Pure had $188 million outstanding under a 364-day revolving credit facility due September 29, 2002, and had nothing outstanding under its five-year revolving credit facility due September 29, 2005. Each of these unsecured credit agreements provides a $250 million line of credit. None of the Pure debt is guaranteed by the Company.

During the third quarter of 2001, the Company retired $61 million of medium-term notes, $39 million of 8.75 percent notes, which matured as scheduled during the quarter, and $20 million of long-term debt assumed in the Tethys acquisition (see note 3).
                                      -9-

(11)     Accrued Abandonment, Restoration and Environmental Liabilities

At September 30, 2001, the Company had accrued $476 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for these abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $640 million. This estimate was derived in large part from abandonment cost studies performed by independent third party firms and is used to calculate the amount to be amortized. The Company's reserve for environmental remediation obligations at September 30, 2001 totaled $236 million, of which $117 million was included in current liabilities.

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

As disclosed in note 11, at September 30, 2001, the Company had accrued $236 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $250 million.

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

Pure Resources, Inc. Employment and Severance Agreements - Under circumstances specified in the employment and/or severance agreements entered into between the Company's Pure subsidiary and its officers, each covered officer will have the right to require Pure to purchase its common shares currently held or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share. The circumstances under which certain officers may exercise this right include the termination of the officer without cause prior to May 25, 2003, termination for any reason after May 24, 2003, a change in control of either Pure or Unocal and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of Pure's proved reserves discounted at 10 percent, as defined, times 110 percent, less funded debt, as defined. At September 30, 2001, Pure estimated that the amount which it would have to repurchase under these agreements was approximately $114 million, which is reflected in other deferred credits and liabilities on the consolidated balance sheet. The repurchase amount will fluctuate with the market value of Pure's common stock and/or changes in the net asset value per share.

Other matters - The Company has a five-year lease agreement relating to its Discoverer Spirit deepwater drillship, with a remaining term of approximately four years at September 30, 2001. The drillship has a minimum daily rate of approximately $210,000. In August 2001, the Company signed a sublease agreement with a third party for a minimum period of 200 days. Under the provisions of the agreement, the third party will assume the lease payments to the lessor during the sublease period. The sublease period is expected to begin in early 2002 after the Company completes its current drilling of a well in the Gulf of Mexico deep water. The future remaining minimum lease payment obligation excluding the minimum sublease 200-day period was approximately $260 million at September 30, 2001.

The Company's Molycorp subsidiary, working cooperatively and collaboratively with the New Mexico Environmental Department and other state agencies, has secured permits covering discharges from its Questa, New Mexico, molybdenum mine. This process involved the posting by Molycorp of two performance bonds totaling $152 million that are intended to provide financial assurance of completion of preliminary closure plans (only required upon cessation of operations) and other obligations required under the terms of the permits. The amounts of the performance bonds were based on estimations provided by the state of New Mexico agencies. Unocal has indemnified the insurance company that issued the bonds with respect to all amounts that may be drawn against them.

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

(13)     Financial Instruments and Commodity Hedging

Fair values of debt and other long-term instruments - The estimated fair value of the Company's long-term debt at September 30, 2001, including the current portion, was approximately $3.065 billion. Fair values were based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

The estimated fair value of the mandatorily redeemable convertible preferred securities of the Company's subsidiary trust was $499 million at September 30, 2001. The fair value was based on the trading prices of the preferred securities on September 28, 2001, as reported to the Company.

Commodity hedging activities - During the third quarter of 2001, the Company recognized $2 million in after-tax gains for the ineffectiveness of both cash flow and fair value hedges. During the nine months period of 2001, the Company recognized $3 million in after-tax losses for the ineffectiveness of both cash flow and fair value hedges. At September 30, 2001, the Company had approximately $3 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future commodity sales for the period beginning October 2001 through October 2004. Of this amount, approximately $10 million in after-tax gains are expected to be reclassified to the consolidated earnings statement during the next twelve months.

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

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the three months ended September 30, 2001
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ -     $ -      $ 360       $ 1,479         $ (266)       $ 1,573
Interest, dividends and miscellaneous income                1       8          -             8             (9)             8
Gain (loss)on sales of assets                               -       -         (3)            1              -             (2)
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                        1       8        357         1,488           (275)         1,579
Costs and other deductions
Purchases, operating and other expenses                     1       -        253         1,068           (272)         1,050
Depreciation, depletion and amortization                    -       -        102           168              -            270
Dry hole costs                                              -       -         15            38              -             53
Interest expense                                            8       -         39            10             (9)            48
Distributions on convertible preferred securities           -       8          -             -              -              8
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                      9       8        409         1,284           (281)         1,429

Equity in earnings of subsidiaries                        107       -        147             -           (254)             -
Earnings from equity investments                            -       -          2            35              -             37
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                   99       -         97           239           (248)           187
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                               (3)      -        (10)           90              -             77
Minority interests                                          -       -          -             2              6              8
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       102       -        107           147           (254)           102
Earnings from discontinued operations                       -       -          -             -              -              -
Cumulative effect of accounting change                      -       -          -             -              -              -
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                      $ 102     $ -      $ 107         $ 147         $ (254)         $ 102
=============================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the three months ended September 30, 2000
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ -     $ -      $ 486       $ 2,227         $ (380)       $ 2,333
Interest, dividends and miscellaneous income                -       8          5             5             (9)             9
Gain on sales of assets                                     -       -          1             4              -              5
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                        -       8        492         2,236           (389)         2,347
Costs and other deductions
Purchases, operating and other expenses                     1       -        299         1,877           (389)         1,788
Depreciation, depletion and amortization                    -       -         94           145              -            239
Dry hole costs                                              -       -         26            21              -             47
Interest expense                                            8       -         50             4             (9)            53
Distributions on convertible preferred securities           -       8          -             -              -              8
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                      9       8        469         2,047           (398)         2,135

Equity in earnings of subsidiaries                        197       -        215             -           (412)             -
Earnings from equity investments                            -       -         11            33              -             44
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                  188       -        249           222           (403)           256
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                               (3)      -         54            16              -             67
Minority interests                                          -       -         (2)            5             10             13
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       191       -        197           201           (413)           176
Earnings from discontinued operations                       -       -          -            14              -             14
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                      $ 191     $ -      $ 197         $ 215         $ (413)         $ 190
=============================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the nine months ended September 30, 2001
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ -     $ -    $ 1,540       $ 5,165       $ (1,242)       $ 5,463
Interest, dividends and miscellaneous income                6      25          3            21            (28)            27
Gain (loss) on sales of assets                              -       -         (2)            1              -             (1)
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                        6      25      1,541         5,187         (1,270)         5,489
Costs and other deductions
Purchases, operating and other expenses                     3       -        898         3,779         (1,269)         3,411
Depreciation, depletion and amortization                    -       -        301           482              -            783
Dry hole costs                                              -       -         49            91              -            140
Interest expense                                           25       1        124            23            (28)           145
Distributions on convertible preferred securities           -      24          -             -              -             24
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                     28      25      1,372         4,375         (1,297)         4,503

Equity in earnings of subsidiaries                        658       -        560             -         (1,218)             -
Earnings from equity investments                            -       -         10           118              -            128
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                  636       -        739           930         (1,191)         1,114
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                               (8)      -         96           359              -            447
Minority interests                                          -       -          -            11             27             38
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       644       -        643           560         (1,218)           629
Earnings from discontinued operations                       -       -         16             -              -             16
Cumulative effect of accounting change                      -       -         (1)            -              -             (1)
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                      $ 644     $ -      $ 658         $ 560       $ (1,218)         $ 644
=============================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the nine months ended September 30, 2000
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ -     $ -    $ 1,496       $ 5,766       $ (1,063)       $ 6,199
Interest, dividends and miscellaneous income               10      25        131            14            (28)           152
Gain on sales of assets                                     -       -         64             4              -             68
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                       10      25      1,691         5,784         (1,091)         6,419
Costs and other deductions
Purchases, operating and other expenses                     2       -      1,021         4,758         (1,073)         4,708
Depreciation, depletion and amortization                    -       -        273           396              -            669
Dry hole costs                                              -       -         39            59              -             98
Interest expense                                           25       1        155             6            (28)           159
Distributions on convertible preferred securities           -      24          -             -              -             24
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                     27      25      1,488         5,219         (1,101)         5,658

Equity in earnings of subsidiaries                        598       -        507             -         (1,105)             -
Earnings from equity investments                            -       -         32            69              -            101
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                  581       -        742           634         (1,095)           862
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                               (6)      -        146           169              -            309
Minority interests                                          -       -         (2)           (5)            10              3
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                       587       -        598           470         (1,105)           550
Earnings from discontinued operations                       -       -          -            37              -             37
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                      $ 587     $ -      $ 598         $ 507       $ (1,105)         $ 587
=============================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
Period ended September 30, 2001
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ 1     $ -      $ 195         $ 175            $ -          $ 371
   Accounts and notes receivable                            -       -        100           853              -            953
   Inventories                                              -       -          4            88              -             92
   Other current assets                                     -       -        144            42              -            186
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                  1       -        443         1,158              -          1,602
Investments and long-term receivables                   4,097       -      4,214           964         (7,829)         1,446
Properties - net                                            -       -      2,094         5,250              -          7,344
Other assets                                               53     541        284         1,727         (2,301)           304
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $4,151   $ 541    $ 7,035       $ 9,099      $ (10,130)      $ 10,696
=============================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -     $ -      $ 232         $ 662            $ -          $ 894
   Current portion of long-term debt and capital leases     -       -          -             9              -              9
   Other current liabilities                               41       3        208           374              -            626
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                            41       3        440         1,045              -          1,529
Long-term debt and capital leases                           -       -      2,181           669              -          2,850
Deferred income taxes                                       -       -        (16)          679              -            663
Accrued abandonment, restoration
   and environmental liabilities                            -       -        293           302              -            595
Other deferred credits and liabilities                    541       -        383         2,275         (2,306)           893
Minority interests                                          -       -          -           296            147            443

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent debentures        -     522          -             -              -            522

Stockholders' equity                                    3,569      16      3,754         3,833         (7,971)         3,201
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $4,151   $ 541    $ 7,035       $ 9,099      $ (10,130)      $ 10,696
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
=============================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Period ended September 30, 2001

                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                   $132     $ -     $ 694         $  954        $ -             $1,780

Cash Flows from Investing Activities
   Capital expenditures and major acquisitions
      (includes dry hole costs)                           -       -      (526)        (1,267)         -             (1,793)
   Proceeds from sales of assets
      and discontinued operations                         -       -        47              4          -                 51
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     -       -      (479)        (1,263)         -             (1,742)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Change in long-term debt and capital leases            -       -      (105)           351          -                246
   Dividends paid on common stock                      (146)      -         -              -          -               (146)
   Minority interests                                     -       -         -            (17)         -                (17)
   Other                                                 14       -         1              -          -                 15
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities    (132)      -      (104)           334          -                 98
-----------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                    -        -       111             25          -                136
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year            1       -        84            150          -                235
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $ 1     $ -     $ 195         $  175        $ -             $  371
=============================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Period ended September 30, 2000
                                                              Unocal                 Non-
                                                     Unocal   Capital Union Oil    Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)  Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                   $174     $ -     $ 273         $ 810        $ -             $1,257

Cash Flows from Investing Activities
   Capital expenditures and major acquisitions
      (includes dry hole costs)                           -       -      (361)         (672)         -             (1,033)
   Proceeds from sales of assets
      and discontinued operations                         -       -       352            12          -                364
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                     -       -      (  9)         (660)         -               (669)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Change in long-term debt and capital leases            -       -      (180)          (41)         -               (221)
   Dividends paid on common stock                      (146)      -         -             -          -               (146)
   Minority interests                                     -       -         -           (19)         -                (19)
   Other                                                (28)      -         1             -          -                (27)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities    (174)      -      (179)          (60)         -               (413)
-----------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                     -       -        85            90          -                175
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year            1       -       162           169          -                332
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $ 1     $ -     $ 247         $ 259        $ -             $  507
=============================================================================================================================

(15)     Segment Data

The Company has made changes in the reporting of its segments from the reporting utilized in the 2000 Annual Report on Form 10-K. The Company's reportable segments are now: Exploration and Production, Trade, Midstream, and Geothermal and Power Operations. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate, carbon and minerals and those businesses that were sold, are included under the Corporate and Other heading. See also Management`s Discussion and Analysis in Item 2 for further descriptions of the new segments.

                                                 -----------------------------------------------------------------------
Segment Information                                                    Exploration & Production                  Trade
For the Three Months                                           North America               International
ended September 30, 2001
Millions of dollars                                   Lower 48       Alaska    Canada     Far East   Other
                                                 -----------------------------------------------------------------------

Sales & operating revenues                              $ 158         $ 86      $ 59        $ 254    $ 35         $ 861
 Other income (loss) (a)                                    -            -        (2)          (3)      7             -
Inter-segment revenues                                    265            -         -           45      23             -
                                                 -----------------------------------------------------------------------
Total                                                     423           86        57          296      65           861

Earnings (loss) from equity investments                    (2)           -         -           10       2             -

Earnings from continuing operations                        51           17         6          109       2             3
Earnings from discontinued operations                       -            -         -            -       -             -
Cumulative effect of accounting change                      -            -         -            -       -             -
                                                 -----------------------------------------------------------------------
Net earnings                                               51           17         6          109       2             3

Assets (at September 30, 2001)                          3,337          333     1,025        2,433     768           325
                                                 -----------------------------------------------------------------------

                                     -----------------------------------------------------------------------------------
                                         Midstream  Geothermal             Corporate & Other                     Total
                                                      & Power       Admin      Net    Environmental
                                                    Operations        &     Interest       &
                                                                   General   Expense   Litigation  Other (b)
                                     -----------------------------------------------------------------------------------

Sales & operating revenues                  $ 48         $ 46          $ -       $ -          $ -    $ 26       $ 1,573
 Other income (loss) (a)                       -            6            -         6            -      (8)            6
Inter-segment revenues                         2            -            -         -            -    (335)            -
                                     -----------------------------------------------------------------------------------
Total                                         50           52            -         6            -    (317)        1,579

Earnings (loss) from equity investments       17           (2)           -         -            -      12            37

Earnings (loss) from continuing operations    13            2          (19)      (31)         (28)    (23)          102
Earnings from discontinued operations          -            -            -         -            -       -             -
Cumulative effect of accounting change         -            -            -         -            -       -             -
                                     -----------------------------------------------------------------------------------
Net earnings (loss)                           13            2          (19)      (31)         (28)    (23)          102

Assets (at September 30, 2001)               455          629            -         -            -   1,391        10,696
                                     -----------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                                 -----------------------------------------------------------------------
Segment Information                                                    Exploration & Production                  Trade
For the Three Months                                           North America               International
ended September 30, 2000
Millions of dollars                                   Lower 48       Alaska    Canada     Far East   Other
                                                 -----------------------------------------------------------------------

Sales & operating revenues                              $ 102         $ 60       $ 9        $ 272    $ 39       $ 1,758
 Other income (loss) (a)                                    -            -         1            1       4            (4)
Inter-segment revenues                                    378           15         -           56      28             5
                                                 -----------------------------------------------------------------------
Total                                                     480           75        10          329      71         1,759

Earnings (loss) from equity investments                    10            -         -            8      (1)            -

Earnings (loss) from continuing operations                104           22        16          120      15            (1)
Earnings from discontinued operations                       -            -         -            -       -             -
                                                 -----------------------------------------------------------------------
Net earnings (loss)                                       104           22        16          120      15            (1)

Assets (at December 31, 2000)                           2,701          315     1,019        2,251     603           655
                                                 -----------------------------------------------------------------------

                                     -----------------------------------------------------------------------------------
                                         Midstream  Geothermal             Corporate & Other                     Total
                                                      & Power       Admin      Net    Environmental
                                                    Operations        &     Interest       &
                                                                   General   Expense   Litigation  Other (b)
                                     -----------------------------------------------------------------------------------

Sales & operating revenues                  $ 13         $ 36          $ -       $ -          $ -    $ 44       $ 2,333
 Other income (a)                              1            4            -         7            -       -            14
Inter-segment revenues                         2            -            -         -            -    (484)            -
                                     -----------------------------------------------------------------------------------
Total                                         16           40            -         7            -    (440)        2,347

Earnings from equity investments              16            -            -         -            -      11            44

Earnings (loss) from continuing operations    16            4          (19)      (36)         (17)    (48)          176
Earnings from discontinued operations          -            -            -         -            -      14            14
                                     -----------------------------------------------------------------------------------
Net earnings (loss)                           16            4          (19)      (36)         (17)    (34)          190

Assets (at December 31, 2000)                416          574            -         -            -   1,476        10,010
                                     -----------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                      -21-

                                                 -----------------------------------------------------------------------
Segment Information                                                    Exploration & Production                  Trade
For the Nine Months                                            North America               International
ended September 30, 2001
Millions of dollars                                   Lower 48     Alaska       Canada    Far East     Other
                                                 -----------------------------------------------------------------------

Sales & operating revenues                              $ 486        $ 221     $ 188        $ 755   $ 109       $ 3,289
 Other income (loss) (a)                                    1            -        (1)          (9)      6            (1)
Inter-segment revenues                                  1,237            -         -          155      84             1
                                                 -----------------------------------------------------------------------
Total                                                   1,724          221       187          901     199         3,289

Earnings from equity investments                           12            -         -           29       2             -

Earnings from continuing operations                       434           49        17          328      29            10
Earnings from discontinued operations                       -            -         -            -       -             -
Cumulative effect of accounting change                      -            -         -            -       -             -
                                                 -----------------------------------------------------------------------
Net earnings                                              434           49        17          328      29            10

Assets (at September 30, 2001)                          3,337          333     1,025        2,433     768           325
                                                 -----------------------------------------------------------------------

                                     -----------------------------------------------------------------------------------
                                         Midstream  Geothermal             Corporate & Other                     Total
                                                      & Power       Admin      Net    Environmental
                                                    Operations        &     Interest       &
                                                                   General   Expense   Litigation  Other (b)
                                     -----------------------------------------------------------------------------------

Sales & operating revenues                 $ 187        $ 135          $ -       $ -          $ -    $ 93       $ 5,463
 Other income (loss) (a)                       2           13            -        19            -      (4)           26
Inter-segment revenues                         6            -            -         -            -  (1,483)            -
                                     -----------------------------------------------------------------------------------
Total                                        195          148            -        19            -  (1,394)        5,489

Earnings (loss) from equity investments       45           (2)           -         -            -      42           128

Earnings (loss) from continuing operations    40            5          (63)      (96)         (78)    (46)          629
Earnings from discontinued operations          -            -            -         -            -      16            16
Cumulative effect of accounting change         -            -            -         -            -      (1)           (1)
                                     -----------------------------------------------------------------------------------
Net earnings (loss)                           40            5          (63)      (96)         (78)    (31)          644

Assets (at September 30, 2001)               455          629            -         -            -   1,391        10,696
                                     -----------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                      -22-

                                                 -----------------------------------------------------------------------
Segment Information                                                    Exploration & Production                  Trade
For the Nine Months                                            North America               International
ended September 30, 2000
Millions of dollars                                   Lower 48     Alaska       Canada    Far East     Other
                                                 -----------------------------------------------------------------------

Sales & operating revenues                              $ 159        $ 180      $ 73        $ 727   $ 105       $ 4,663
 Other income (loss) (a)                                   65            -         -           (3)      3            (4)
Inter-segment revenues                                  1,051           48         -          168      83             7
                                                 -----------------------------------------------------------------------
Total                                                   1,275          228        73          892     191         4,666

Earnings from equity investments                           13            -         -            8       -             -

Earnings from continuing operations                       301           69         8          290      32             3
Earnings from discontinued operations                       -            -         -            -       -             -
                                                 -----------------------------------------------------------------------
Net earnings                                              301           69         8          290      32             3

Assets (at December 31, 2000)                           2,701          315     1,019        2,251     603           655
                                                 -----------------------------------------------------------------------

                                     -----------------------------------------------------------------------------------
                                         Midstream  Geothermal             Corporate & Other                     Total
                                                      & Power       Admin      Net    Environmental
                                                    Operations        &     Interest       &
                                                                   General   Expense   Litigation  Other (b)
                                     -----------------------------------------------------------------------------------

Sales & operating revenues                  $ 39        $ 119          $ -       $ -          $ -   $ 134       $ 6,199
 Other income (a)                              2            6            -        21            -     130           220
Inter-segment revenues                         8            -            -         -            -  (1,365)            -
                                     -----------------------------------------------------------------------------------
Total                                         49          125            -        21            -  (1,101)        6,419

Earnings (loss) from equity investments       48           (1)           -         -            -      33           101

Earnings (loss) from continuing operations    47           18          (62)     (109)         (55)      8           550
Earnings from discontinued operations          -            -            -         -            -      37            37
                                     -----------------------------------------------------------------------------------
Net earnings (loss)                           47           18          (62)     (109)         (55)     45           587

Assets (at December 31, 2000)                416          574            -         -            -   1,476        10,010
                                     -----------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

OPERATING HIGHLIGHTS

Effective with the first quarter of 2001, the Company began reporting all production pursuant to production sharing contracts on the net-economic interests basis, which excludes host country shares. In previous reporting, production had included host country shares in Indonesia and the Democratic Republic of Congo. The Company also began reporting natural gas production on a dry basis, with natural gas liquids now included with crude oil and condensate production volumes. The production and price data in the table on the following page reflect these reclassifications:

OPERATING HIGHLIGHTS
(UNAUDITED)
                                                              For the Three Months      For the Nine Months
                                                               Ended September 30,      Ended September 30,
                                                              ----------------------   ----------------------
                                                                  2001         2000        2001         2000
-------------------------------------------------------------------------------------------------------------
North America Net Daily Production
  Crude oil, condensate and natural gas liquids (thousand barrels)
     Lower 48 (a)                                                   60           53          58           53
     Alaska                                                         26           25          25           26
     Canada (a)                                                     16           16          15           17
-------------------------------------------------------------------------------------------------------------
          Total crude oil, condensate and natural gas liquids      102           94          98           96

  Natural gas - dry basis (million cubic feet)
     Lower 48 (a)                                                  939          777         922          740
     Alaska                                                         83          128         104          138
     Canada (a)                                                     92           96         105           98
-------------------------------------------------------------------------------------------------------------
          Total natural gas                                      1,114        1,001       1,131          976

North America Average Prices (b)
  Crude oil, condensate and natural gas liquids (per barrel)
     Lower 48                                                  $ 23.11      $ 28.45     $ 24.63      $ 26.27
     Alaska                                                    $ 21.58      $ 25.70     $ 22.18      $ 24.02
     Canada                                                    $ 20.89      $ 26.89     $ 20.74      $ 22.43
          Average                                              $ 22.37      $ 27.45     $ 23.39      $ 24.97

  Natural gas (per mcf)
     Lower 48                                                   $ 2.97       $ 4.26      $ 4.76       $ 3.42
     Alaska                                                     $ 1.57       $ 1.20      $ 1.30       $ 1.20
     Canada                                                     $ 2.76       $ 2.66      $ 3.40       $ 1.98
          Average                                               $ 2.85       $ 3.69      $ 4.29       $ 2.94

-------------------------------------------------------------------------------------------------------------
International Net Daily Production
  Crude oil, condensate and natural gas liquids  (thousand barrels)
     Far East                                                       49           47          49           47
     Other                                                          19           18          19           18
-------------------------------------------------------------------------------------------------------------
          Total crude oil, condensate and natural gas liquids       68           65          68           65

  Natural gas - dry basis (million cubic feet)
     Far East                                                      833          816         845          799
     Other                                                          66           52          64           56
-------------------------------------------------------------------------------------------------------------
          Total natural gas                                        899          868         909          855

International Average Prices (b)
  Crude oil, condensate and natural gas liquids (per barrel)
     Far East                                                  $ 23.04      $ 28.30     $ 24.02      $ 25.45
     Other                                                     $ 25.27      $ 29.24     $ 26.04      $ 27.24
          Average                                              $ 23.65      $ 28.57     $ 24.60      $ 25.96

  Natural gas (per mcf)
     Far East                                                   $ 2.62       $ 2.44      $ 2.54       $ 2.37
     Other                                                      $ 2.80       $ 2.86      $ 2.90       $ 2.79
          Average                                               $ 2.63       $ 2.47      $ 2.57       $ 2.40
-------------------------------------------------------------------------------------------------------------
Worldwide Net Daily Production (a)
  Crude oil, condensate and natural gas liquids (thousand barrels) 170          159         166          161
  Natural gas - dry basis (million cubic feet)                   2,013        1,869       2,040        1,831
  Barrels oil equivalent (thousands)                               506          470         506          466

Worldwide Average Prices (b)
  Crude oil, condensate and natural gas liquids (per barrel)   $ 22.87      $ 27.90     $ 23.89      $ 25.37
  Natural gas (per mcf)                                        $  2.75      $  3.11     $  3.51      $  2.68
-------------------------------------------------------------------------------------------------------------

(a)  Production includes 100 percent of production of consolidated subsidiaries and proportional shares of production of equity investees.
(b)  Average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges, the ineffective portion of hedges and other Trade margins.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with Management's Discussion and Analysis in Item 7 of the Company's 2000 Annual Report on Form 10-K and in Item 2 of Part I of the Company's First Quarter and Second Quarter 2001 Quarterly Reports on Form 10-Q.

Effective with the first quarter of 2001, the Pipelines business segment was combined with certain activities of the Company's gas storage businesses in Canada, which were previously reported in the Exploration and Production segment, into a new segment called Midstream. The Carbon and Minerals businesses are no longer disclosed as a separate segment and are now reported in the Corporate and Other heading. See note 15 to the consolidated financial statements in Item 1 of this report for revisions in the Company's reportable segments.

                              CONSOLIDATED RESULTS

                                                            For the Three Months        For the Nine Months
                                                             Ended September 30,        Ended September 30,
                                                          -----------------------   ------------------------
Millions of dollars                                            2001         2000          2001         2000
------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                           $ 102        $ 176         $ 629        $ 550
Earnings from discontinued operations                             -           14            16           37
Cumulative effect of accounting change                            -            -            (1)           -
------------------------------------------------------------------------------------------------------------
Net earnings                                                  $ 102        $ 190         $ 644        $ 587
============================================================================================================

Earnings from continuing operations totaled $102 million in the third quarter of 2001, which was a decrease of $74 million from the same period a year ago. The decrease was primarily due to lower worldwide average prices for natural gas and crude oil, condensate and natural gas liquids (liquids), a higher effective tax rate due to a change in the Thai baht/U.S. dollar exchange rate and higher receivable provisions related to geothermal operations in Indonesia. These negative factors were partially offset by higher worldwide natural gas production. The Company's worldwide average price for natural gas, including realized hedging activities, was $2.75 per thousand cubic feet (mcf) in the third quarter of 2001, which was a decrease of 36 cents per mcf, or 12 percent, from the same period a year ago. The Company's worldwide average price for liquids, including realized hedging activities, was $22.87 per barrel in the third quarter of 2001, which was a decrease of $5.03 per barrel, or 18 percent, from the same period a year ago. The Company's worldwide natural gas production was 2,013 million cubic feet per day (mmcf/d) in the third quarter of 2001, which was an increase of 8 percent from the same period a year ago. The increase was primarily due to higher natural gas production from U.S. Lower 48 operations. In the third quarter of 2001, earnings from continuing operations included $25 million in special item charges, primarily relating to environmental and litigation provisions, while the third quarter of 2000 included $52 million in special item charges. The special items recorded in the third quarter of 2000 consisted of losses of $40 million related to commodity derivative positions not accounted for as hedges and $38 million in environmental and litigation charges, which were partially offset by $26 million in net benefits related to foreign and U.S. deferred tax adjustments.

Sales and operating revenues were $1,573 million for the third quarter of 2001, which was a decrease of $760 million from the same period a year ago. This decrease was primarily due to lower marketing and trading activities in crude oil and condensate by the Company's Trade segment, as well as lower overall hydrocarbon commodity prices.

Earnings from continuing operations totaled $629 million for the nine months period of 2001, which was an increase of $79 million from the same period a year ago. This increase was primarily due to higher worldwide average natural gas prices and increased worldwide natural gas and liquids production. The Company's worldwide average natural gas price, including realized hedging activities, was $3.51 per mcf for the nine months period of 2001, which was an increase of 83 cents per mcf, or 31 percent, from the same period a year ago. The Company's worldwide natural gas production increased by 11 percent from the same period a year ago, primarily due to higher natural gas production from U.S. Lower 48 and Far East operations. The Company's worldwide liquids production increased by 3 percent from the same period a year ago primarily from U.S. Lower 48 operations. These positive results were partially offset by lower worldwide average liquids prices, higher depreciation, depletion and amortization expense, higher receivable provisions related to geothermal operations in Indonesia, higher dry hole costs and a higher effective tax rate due to a change in the Thai baht/U.S. dollar exchange rate. The Company's worldwide average liquids price, including realized hedging activities, was $23.89 per barrel for the nine months period of 2001, which was a decrease of $1.48 per barrel, or 6 percent, from the same period a year ago. In the nine months period of 2001, earnings from continuing operations included $66 million in special item charges, primarily relating to environmental and litigation provisions, while the nine months period of 2000 included $13 million in special item benefits, detailed in the table on page 27.

Earnings from discontinued operations were $16 million in the nine months period of 2001 compared with $37 million in the same period a year ago. The Company recorded pre-tax gains of $25 million ($16 million after-tax) in the nine months period of 2001 related to a participation agreement tied to its former West Coast refining, marketing and transportation assets, which were sold in 1997. The participation agreement covers price differences between California Air Resources Board Phase 2 gasoline and conventional gasoline. The maximum potential payments under this participation agreement are capped at $100 million and extend to 2003. The results for the third quarter and nine months periods of 2000 reflected the Company's former agricultural products business, which was sold later in that year.

In 2001, the Company recorded a one-time non-cash $1 million after-tax charge consisting of the cumulative effect of a change in accounting principle related to the initial adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities".

Special items represent certain significant transactions, presented in net earnings, that management determines to be unrelated to or not representative of the Company's ongoing operations. The following table is a reconciliation of consolidated adjusted (excluding special items) after-tax earnings to net earnings for the quarterly and nine months periods ended September 30:

                                                            For the Three Months        For the Nine Months
                                                             Ended September 30,        Ended September 30,
                                                          -----------------------   ------------------------
Millions of dollars                                            2001         2000          2001         2000
------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (a)                               $ 127        $ 228         $ 695        $ 537
Special items:
   Continuing operations
     Gain on asset sales                                          -            -             -           42
     Deferred tax adjustment                                      -           46             -           46
     Environmental and litigation provisions/settlements        (26)         (38)          (71)         (71)
     Executive stock purchase program                             -            -             -           (9)
     Insurance benefits related to environmental issues           -            -             -           21
     Trading derivatives -- non-hedging (Northrock)               1          (40)            5          (40)
     Provision for prior years income tax issues (Other)          -          (20)            -          (20)
     Reformulated gasoline patent case                            -            -             -           55
     Restructuring costs                                          -            -             -          (11)
------------------------------------------------------------------------------------------------------------
Total special items from continuing operations                  (25)         (52)          (66)          13
   Discontinued operations
     Gain on disposal - Agricultural products                     -           14             -           37
     Gain on disposal - Refining and marketing                    -            -            16            -
------------------------------------------------------------------------------------------------------------
Total special items from discontinued operations                  -           14            16           37
   Cumulative effect of accounting change                         -            -            (1)           -
------------------------------------------------------------------------------------------------------------
Net earnings (a)                                              $ 102        $ 190         $ 644        $ 587
============================================================================================================

(a)  Includes minority interests of:                          $  (8)       $ (13)        $ (38)       $  (3)

EXPLORATION AND PRODUCTION

The Company engages in oil and gas exploration, development and production worldwide.

North America - Included in this category are oil and gas operations in the U.S. Lower 48, Alaska and Canada. The emphasis of the U.S. Lower 48 operations is on the onshore, continental shelf and deepwater areas of the Gulf of Mexico region. The U.S. Lower 48 also includes the consolidated results of Pure Resources, Inc.
(Pure), a 65-percent owned subsidiary, which operates primarily in the Permian and San Juan Basins in West Texas and New Mexico, the Gulf Coast and the continental shelf area of the Gulf of Mexico. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations, excluding those of Pure, is sold to the Company's Trade business segment. The remainder of North America production, including the production of Pure and the Company's Northrock Resources Ltd. (Northrock) Canadian subsidiary, is sold to third parties. In Alaska, natural gas production, pursuant to agreements with Agrium, Inc. (Agrium), is sold to Agrium's fertilizer plant in Kenai. In addition, Northrock and Pure take pricing positions in hydrocarbon derivative instruments in support of their oil and gas operations.

                                                            For the Three Months        For the Nine Months
                                                             Ended September 30,        Ended September 30,
                                                          -----------------------   ------------------------
Millions of dollars                                            2001         2000          2001         2000
------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (loss) (before special items)
     Lower 48 (a)                                              $ 51        $ 104        $ 434        $ 259
     Alaska                                                      17           22           49           69
     Canada (b)                                                   5           10           12            2
------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) (a) (b)       73          136          495          330
Special items:
     Gain on asset sales (Lower 48)                               -            -            -           42
     Deferred tax adjustment (Canada)                             -           46            -           46
     Trading derivatives- non-hedging (Northrock)                 1          (40)           5          (40)
------------------------------------------------------------------------------------------------------------
     Total special items                                          1            6            5           48
------------------------------------------------------------------------------------------------------------
After-tax earnings (a) (b)                                     $ 74        $ 142        $ 500        $ 378
============================================================================================================

(a)  Includes minority interests of:                          $ (10)       $ (14)       $ (42)       $ (25)
(b)  Includes minority interests of:                          $   -        $  (1)       $   -        $  19

After-tax earnings totaled $74 million in the third quarter of 2001, which was a decrease of $68 million from the same period a year ago. This decrease was primarily due to the Company's lower North America average prices for natural gas and liquids, the effect of which was partially offset by higher natural gas production. The Company's average North America natural gas price, including realized hedging activities, was $2.85 per mcf in the third quarter of 2001, which was a decrease of 84 cents per mcf, or 23 percent, from the same period a year ago. The Company's average North America liquids price, including realized hedging activities, was $22.37 per barrel in the third quarter of 2001, which was a decrease of $5.08 per barrel, or 19 percent, from the same period a year ago. North America average net daily natural gas production was 1,114 mmcf/d in the third quarter of 2001, compared to 1,001 mmcf/d in the same period a year ago, which was an increase of 11 percent, primarily from the Lower 48 operations. The increase in the Lower 48 was primarily from higher Pure production and from the Company's production on Ship Shoal 295 Block (Muni field) in the Gulf of Mexico, which began production in the fourth quarter of 2000, as well as newly acquired properties in Mobile Bay and other Gulf of Mexico shelf areas. The third quarter 2001 results were also impacted by higher depreciation, depletion and amortization expense. The third quarter of 2000 results benefited from a $46 million deferred tax adjustment in Canada, which was partially offset by losses of $40 million related to Northrock's commodity derivative positions not accounted for as hedges.

After-tax earnings totaled $500 million for the nine months period of 2001, which was an increase of $122 million from the same period a year ago. This increase was primarily due to the Company's higher North America average natural gas prices and higher natural gas production. The Company's average North America natural gas price, including realized hedging activities, was $4.29 per mcf in the nine months period of 2001, which was an increase of $1.35 per mcf, or 46 percent, from the same period a year ago. North America average net daily natural gas production was 1,131 mmcf/d for the nine months period of 2001 compared to 976 mmcf/d in the same period a year ago, which was an increase of 16 percent, primarily from the Lower 48 operations. The nine months period of 2001 also benefited from small gains related to non-hedging commodity derivative positions of Northrock in Canada versus losses in the same period a year ago. These positive results were partially offset by higher depreciation, depletion and amortization expense in the Lower 48 operations, lower North America average liquids prices, and higher dry hole costs primarily from the Gulf of Mexico shelf also in the Lower 48 operations. The Company's average North America liquids price, including realized hedging activities, was $23.39 per barrel in the nine months period of 2001, which was a decrease of $1.58 per barrel, or 6 percent, from the same period a year ago. The results of the nine months period of 2000 included the $46 million deferred tax adjustment in Canada and a $42 million after-tax gain related to the formation of Pure.

International - Unocal's International operations encompass oil and gas exploration and production activities outside of North America. The Company operates or participates in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan, the Democratic Republic of Congo and Brazil. International operations also include the Company's exploration activities and the development of energy projects primarily in Asia, Latin America and West Africa.

                                                            For the Three Months        For the Nine Months
                                                             Ended September 30,        Ended September 30,
                                                          -----------------------   ------------------------
Millions of dollars                                            2001         2000          2001         2000
------------------------------------------------------------------------------------------------------------
     Far East                                                 $ 109        $ 120         $ 328        $ 290
     Other                                                        2           15            29           32
------------------------------------------------------------------------------------------------------------
After-tax earnings                                            $ 111        $ 135         $ 357        $ 322
============================================================================================================

After-tax earnings totaled $111 million in the third quarter of 2001, which was a decrease of $24 million from the same period a year ago. The decrease was primarily due to lower average liquids prices, higher dry hole costs and a higher effective tax rate due to changes in the Thai baht/U.S. dollar exchange rate, the effects of which were partially offset by higher natural gas prices. The average liquids price for International operations was $23.65 per barrel in the third quarter of 2001, which was a decrease of $4.92 per barrel, or 17 percent, from the same period a year ago. The average natural gas price for International operations was $2.63 per mcf in the third quarter of 2001, which was an increase of 16 cents per mcf, or 6 percent, from the same period a year ago.

After-tax earnings totaled $357 million for the nine months period of 2001, which was an increase of $35 million from the same period a year ago. The increase was primarily due to higher natural gas prices and natural gas production volumes in the Far East. The average natural gas price for International operations was $2.57 per mcf for the nine months period of 2001, which was an increase of 17 cents per mcf, or 7 percent, from the same period a year ago. Natural gas production increased 6 percent for the nine months period of 2001 compared to the same period a year ago, primarily in the Far East. The average net daily natural gas production was 909 mmcf/d in the nine months period of 2001 compared to 855 mmcf/d for the same period a year ago. These positive results were partially offset by lower liquids prices and higher effective tax rates, primarily due to changes in the Thai baht/U.S. dollar exchange rate. The average liquids price for International operations was $24.60 per barrel for the nine months period of 2001, which was a decrease of $1.36 per barrel, or 5 percent, from the same period a year ago.

TRADE

The Trade segment conducts most of the Company's worldwide crude oil, condensate, natural gas and refined products trading and marketing activities, excluding those of Pure and Northrock. It is also responsible for commodity-specific risk management activities on behalf of most of the Company's Exploration and Production segment, excluding Pure. The Trade segment also purchases crude oil, condensate and natural gas from certain of the Company's royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, the segment takes pricing positions in hydrocarbon derivative instruments.

After-tax results totaled $3 million in the third quarter of 2001 compared to a loss of $1 million in the same period a year ago. The increase in the third quarter of 2001 was primarily due to higher results from non-hedging commodity derivative positions related to domestic crude oil.

For the nine months ended September 30, 2001, after-tax results totaled $10 million compared to $3 million in the same period a year ago. The increase was primarily due to higher results from non-hedging commodity derivative positions related to crude oil and natural gas.

MIDSTREAM

The Midstream segment is comprised of the Pipelines business, which principally encompasses the Company's equity interests in affiliated petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S., and the Company's North America gas storage business.

After-tax earnings totaled $13 million for the third quarter of 2001 compared to $16 million in the same period a year ago. The decrease was primarily due to lower results from the Company's North America gas storage business.

For the nine months ended September 30, 2001, after-tax earnings totaled $40 million compared to $47 million in the same period a year ago. The decrease was primarily due to a $6 million asset write-down related to a Colonial Pipeline Company investment.

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

After-tax earnings totaled $2 million and $5 million in the third quarter and nine months periods of 2001, respectively, which compared to $4 million and $18 million, respectively, for the same periods a year ago. The lower results in both the third quarter and nine months periods of 2001 were primarily due to higher receivable provisions related to geothermal operations in Indonesia. The receivable provisions were partially offset in both the third quarter and nine months periods by higher electricity generation and steam sales in Indonesia.

CORPORATE AND OTHER

Corporate and Other includes general corporate overhead, miscellaneous operations (including real estate activities, carbon and minerals) and other corporate unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

                                                            For the Three Months        For the Nine Months
                                                             Ended September 30,        Ended September 30,
                                                          -----------------------   ------------------------
Millions of dollars                                            2001         2000          2001         2000
------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items)
     Administrative and general expense                       $ (19)        $ (19)       $ (63)       $ (62)
     Net interest expense (a)                                   (31)          (36)         (96)        (109)
     Environmental and litigation expense                        (4)           (5)          (9)         (11)
     Other (a)                                                  (21)           (2)         (44)          (1)
------------------------------------------------------------------------------------------------------------
Adjusted after-tax earnings effect (before special items) (a)   (75)          (62)        (212)        (183)
Special items:
     Asset sales (Other)                                          -             -            -            -
     Environmental and litigation provisions                    (26)          (38)         (71)         (71)
     Other
          Executive stock purchase program                        -             -            -           (9)
          Insurance benefits related to environmental issues      -             -            -           21
          Provision for prior year income tax issues              -           (20)           -          (20)
          Reformulated gasoline patent case                       -             -            -           55
          Restructuring costs                                     -             -            -          (11)
------------------------------------------------------------------------------------------------------------
     Total special items                                        (26)          (58)         (71)         (35)
------------------------------------------------------------------------------------------------------------
After-tax earnings effect (a)                                $ (101)       $ (120)      $ (283)      $ (218)
============================================================================================================

(a)  Includes minority interests of:                         $    2        $    2       $    4       $    3

The after-tax earnings effect in the third quarter of 2001 was a loss of $101 million compared to a loss of $120 million in the same period a year ago. Environmental and litigation provisions in the third quarter of 2001 were lower than in the third quarter of 2000. Net interest expense was also lower in the third quarter of 2001 versus the same period a year ago primarily due to higher capitalized interest on development projects. The third quarter 2001 results also included a decrease in earnings from the Company's minerals businesses and higher employee benefit-related accruals, both reflected in the Other category. The third quarter 2000 results included a $20 million provision for U.S. deferred taxes related to prior year income tax matters.

The after-tax earnings effect for the nine months period of 2001 was a loss of $283 million compared to a loss of $218 million in the same period a year ago. The results of the nine months period in 2000 benefited from a $55 million after-tax gain related to payments received in the Company's reformulated gasoline patent infringement case and a $21 million after-tax insurance recovery. In addition, the nine months 2001 period results were also lower due to higher employee benefit-related accruals and lower earnings from the minerals businesses. The Company also made a $10 million pre-tax cash contribution in 2001, included in the Other category, to a charitable foundation. Net interest expense was lower for the nine months period of 2001, compared to the same period a year ago, primarily due to higher capitalized interest on development projects.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

                                                       At               At               At
                                                September 30,     December 31,     September 30,
                                                -------------------------------------------------
Millions of dollars                                   2001             2000              2000
-------------------------------------------------------------------------------------------------
 Current ratio                                         1.0:1            1.0:1             1.1:1
 Total debt and capital leases                       $ 2,859          $ 2,506           $ 2,738
 Trust convertible preferred securities                  522              522               522
 Stockholders' equity                                  3,201            2,719             2,593
                                                -------------------------------------------------
 Total capitalization                                $ 6,582          $ 5,747           $ 5,853
                                                =================================================
 Total debt/total capitalization                          43%              44%               47%
 Floating-rate debt/total debt                             6%               3%                7%
-------------------------------------------------------------------------------------------------

For the nine months period of 2001, net cash flow provided by operating activities was $1,780 million compared with $1,257 million in the same period a year ago. This increase primarily reflected the effects of higher worldwide average natural gas prices and higher worldwide natural gas production. Positive cash flow generated from reduced working capital was a reflection of a continuous decrease in crude oil prices during the first nine months of the year, lower crude oil trading activity by the Company's Trade business segment and the collection, in June 2001, of $73 million from the Petroleum Authority of Thailand in settlement of its "take-or-pay" obligation for natural gas purchases from the Company's Yadana project in Myanmar.

Pre-tax proceeds from asset sales, including those classified as discontinued operations, were $51 million for the nine months period of 2001. The proceeds included a $25 million payment associated with a participation agreement involving certain gasoline margins realized by the Company's former West Coast refining, marketing and transportation assets, which were sold in 1997, $14 million from the sale of certain oil and gas properties and $12 million from the sale of miscellaneous assets.

Capital expenditures for the nine months period of 2001 were $1,257 million, compared with $872 million in the same period a year ago. The higher capital expenditures in 2001 were primarily due to higher exploratory expenditures and property acquisitions in the Gulf of Mexico and Brazil and higher development expenditures in Indonesia. The capital expenditures amount for the nine months period of 2001 excluded Pure's acquisition of properties from International Paper Company for $271 million, Pure's cash outlay of $172 million for the acquisition of all the shares of Hallwood Energy Corporation and Northrock's cash outlay of $93 million for the acquisition of all the shares of Tethys Energy Inc. (see note 3 to the consolidated financial statements in Item 1 of this report). Capital expenditures for the nine months period of 2000 excluded $161 million related to the acquisition of the remaining shares of Northrock.

For the full year 2001, total capital expenditures, excluding major acquisitions, are currently expected to be approximately $1.7 billion. Of this total, about 58 percent is expected to be spent in support of North American exploration and development (E&P) programs, including the Company's Gulf of Mexico deepwater drilling program, and about 35 percent is expected to be spent for International E&P projects, with the remainder of the capital for non-E&P and Corporate-related expenditures.

Cash on hand plus cash generated from operating activities and asset sales have been and are expected to remain sufficient to cover the Company's operating expenses, ongoing capital expenditure program (exclusive of major acquisitions), anticipated dividend payments and repayment of maturing debt during the remainder of 2001.

The Company's long-term debt, including the current portion, was $2.86 billion at September 30, 2001, compared with $2.51 billion at year-end 2000. This increase reflected the borrowings made by Pure to fund its acquisition of properties from International Paper Company and the purchase of Hallwood Energy Corporation.

The Company has substantial borrowing capacity to meet unanticipated cash requirements. At the end of October 2001, the Company replaced its $1 billion bank credit agreement with two new revolving credit facilities totaling $1 billion. One of these credit facilities is a $400 million 364-day credit agreement and the other credit facility is a $600 million 5-year credit agreement. The credit facilities provide for the termination of their loan commitments and require the prepayment of all outstanding borrowings in the event that (1) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of the Company's board of directors, at least a majority of which are continuing directors, or (2) if continuing directors shall cease to constitute at least a majority of the board.

ENVIRONMENTAL MATTERS

At September 30, 2001, the Company's reserves for environmental remediation obligations totaled $236 million, of which $117 million was included in current liabilities. During the nine months period of 2001, cash payments of $69 million were applied against the reserve and $92 million in provisions were added to the reserve balance. The increase in the reserve provisions was primarily for the anticipated cleanup at former Company operated facilities, facilities sold with retained liabilities and closed Company facilities. The Company also estimated that it possibly could incur additional remediation costs aggregating approximately $250 million (as discussed in note 12 to the consolidated financial statements in Item 1 of this report). The Company's total environmental reserve amount is grouped into the following four categories.

Reserve Summary
                                                                    At
                                                               September 30,
Millions of dollars                                                2001
-----------------------------------------------------------------------------
   Superfund and similar sites                                      $ 16
   Active company facilities                                          47
   Company facilities sold with retained liabilities
     and former company-operated sites                                73
   Inactive or closed company facilities                             100
-----------------------------------------------------------------------------
      Total reserves                                               $ 236
=============================================================================

OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases / decreases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases / decreases in reserves, production, sales including related costs and prices, drilling activities and other statistical items; plans and objectives of management regarding the Company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the foward-looking statements. See pages 47 through 49 of Management's Discussion and Analysis in Item 7 of the Company's 2000 Annual Report on Form 10-K for a discussion of certain of such conditions and events.

Volatile energy prices continue to impact financial results in the year 2001. The Company expects energy prices to remain volatile due to changes in climate conditions, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC, current and future worldwide political instability and security and other factors.

The Company expects adjusted (excluding special items) after-tax earnings to be between 25 and 35 cents per share for the fourth quarter of 2001, assuming average NYMEX benchmark commodity prices of $22.25 per barrel of crude oil and $2.55 per MMBtu for Lower 48 natural gas. The fourth quarter forecast is also dependent on the Company's drilling results and other factors. The Company expects net daily worldwide production for the fourth quarter of 2001 to average between 500,000 and 510,000 Barrels of Oil Equivalent (BOE).

The Discoverer Spirit drillship completed drilling of a delineation well on the discovery at the Mad Dog prospect on Green Canyon Block 826. The well was successful in proving the commerciality of the prospect, and the Company anticipates the development plan for Mad Dog to be approved by the end of this year or early next year. The Discoverer Spirit drillship is currently drilling the first appraisal well on the Trident prospect as a follow-up to the discovery made earlier this year. The Trident #2 well is located 1.25-miles northeast of the Trident discovery in 9,727 feet of water. The Company expects to complete the first appraisal well in about 60 to 75 days. The Company anticipates drilling a second Trident appraisal well in late 2002.

In August 2001, the Company signed a sublease agreement with a third party for the Discoverer Spirit drillship for a minimum period of 200 days. The third party will be responsible for making the lease payments directly to the lessor during the sublease period. The subleasing will give the Company the additional time necessary to incorporate its recent drilling activities into the overall evaluation of its deepwater portfolio. The Company anticipates the subleasing to commence in early 2002 after it has completed its drilling of the Trident #2 appraisal well.

In November 2001, the Company signed a memorandum of understanding with Forest Oil Corporation (Forest) to jointly explore and develop certain properties in the central Gulf of Mexico Shelf. Under the proposed transaction, the Company would acquire a portion of Forest's proved reserves and current production for $120 million in cash. The Company would become the operator of the jointly owned properties. The two companies are currently negotiating the details of the transaction, which is expected to close by the end of 2001.

In the Cook Inlet of Alaska, the Company drilled four development oil wells from the King Salmon platform in the McArthur River field. One of the wells, the K-13, came on production in early July and is producing about 7,100 b/d. The Company expects to drill a follow-up to the K-13 well in late 2001. The Company holds a 56 percent working interest in this production zone in the McArthur River field.

The Company expects its Thailand operations to continue to perform strongly. In October 2001, the Company reached agreement with the Petroleum Authority of Thailand (PTT) to provide an incentive for it to take incremental natural gas quantities above contract production minimums from certain fields in the Gulf of Thailand over a 15-month period. The Company and its partners paid PTT $15 million as an incentive for PTT to purchase 18 billion cubic feet of gas above the contract minimums between July 2001 and September 2002. At the end of the incentive period, if PTT fails to take any of the incremental volume, it shall refund to the Company and its partners the advance incentive amount paid on a pro-rata basis for any purchase volume short of the agreed incremental volume. The current contract pricing mechanism will continue for all quantities of gas taken under the contracts.

The Company also continues to develop its first oil fields in the Gulf of Thailand. The Company began crude oil production in July from its Plamuk field and is working on the development of the neighboring Yala field. The two fields are expected to produce a combined 15,000 b/d by early next year. The Company has a 71.25 percent working interest in these fields.

In Myanmar, average daily gas production is expected to exceed the daily contract quantity of 525 mmcf/d for the rest of 2001. The Company does not expect PTT to incur a "take-or-pay" obligation in 2001.

In September 2001, the Company announced that its Unocal Rapak, Ltd., subsidiary had drilled two successful exploration appraisal wells on the Ranggas prospect in the southern portion of the Rapak Production-Sharing Contract (PSC) area, offshore East Kalimantan, Indonesia. These two wells were a follow-up to the initial discovery well. Unocal Rapak, Ltd. is operator of the Rapak PSC area and holds an 80-percent working interest. The Ranggas-2 well was drilled to a total depth of 13,661 feet in 5,192 feet of water. The well encountered 155 feet of net oil pay and 118 feet of net gas pay. The well is located in the southern portion of the Ranggas structure, nearly a mile southwest of the discovery well. The Ranggas-3 well was drilled to a total depth of 13,248 feet in 5,368 feet of water. The well encountered 306 feet of net oil pay and 123 feet of net gas pay. The well is located 3.4 miles north of the discovery well in the central portion of the Ranggas structure.

In the next phase of drilling, Unocal Rapak, Ltd. expects to drill four to eight wells beginning late in 2001 or early 2002 to further delineate the Ranggas discovery and test at least two adjacent prospects. The Company expects to determine commerciality and the size of production facilities by the end of this second drilling phase.

In the third quarter of 2001 the Azerbaijan International Operating Company
(AIOC) consortium approved development of the "Phase 1" portion of offshore oil reserves in the Caspian Sea. This phase of the project will develop 1.5 billion barrels of crude oil reserves. Phase 1 production is scheduled to commence in early 2005 and is expected to peak at approximately 360,000 b/d. The company holds an approximate 10 percent working interest in AIOC.

In Gabon, the Company is participating in a multi-well program. The first two wells were drilled on the Astrid Block, the Renee #1 and the Judy #1 prospects, and did not encounter commercial quantities of hydrocarbons. The Company anticipates the drilling of two more wells starting in late 2001.

As of September 30, 2001, the Company had a gross receivable balance of approximately $375 million related to its geothermal operations in Indonesia. Approximately $156 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $154 million represented past due amounts and accrued interest resulting from partial payments for March 1998 through September 2001. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $219 million primarily relates to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables have been recorded. The Company continues to pursue collection of the outstanding receivables.

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

In March 2001, ExxonMobil Corporation requested the U.S. Federal Trade Commission (FTC) to conduct an investigation into certain alleged unfair competition practices allegedly engaged in by the Company in connection with its patents. ExxonMobil alleges that the Company engaged in anticompetitive conduct in the regulatory processes that established California and federal standards for reformulated gasolines (RFG) and thus gained "monopoly profits" in the RFG market. ExxonMobil requests that the FTC use its authority to fashion an appropriate remedy. In August 2001, the Company received notice that the FTC is conducting an investigation in conjunction with this matter. The Company has been cooperating with the FTC in its inquiry.

In October 2001, the Company was informed that the U.S. District Court in Los Angeles granted the Company's motion for summary judgement requesting an accounting of infringement of the `393 patent from August 1996 through December 2000 by the five defendants. The Company had requested that the court apply the
5.75 cents per gallon awarded in the original 1997 trial to the defendants' infringing volumes produced since August 1996. The court did not make findings of the specific amount owed to the Company in its order. The court also denied the defendants' motions that these damage proceedings be stayed pending the outcome of the `393 patent reexamination or, alternatively, that the defendants be granted a new trial as to damages. The Company is awaiting a definitive order.

Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 141 eliminates the pooling method of accounting for a business combination, except for qualifying business combinations that were initiated prior to July 1, 2001, and requires that all combinations be accounted for using the purchase method. SFAS No. 142, which is effective for fiscal years beginning after December 15, 2001, addresses accounting for identifiable intangible assets, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred as a capitalized cost of the long-lived asset and to depreciate it over its useful life. The Company is currently in the process of evaluating the impact that SFAS No. 142 and 143 will have on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently in the process of evaluating the impact that SFAS No. 144 will have on its financial position and results of operations.

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

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at September 30, 2001. Assuming a ten percent decrease in the Company's weighted average borrowing costs at September 30, 2001, the potential increase in the fair value of the Company's debt obligations and associated interest rate derivative instruments, including the Company's net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $111 million at September 30, 2001.

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

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At September 30, 2001, the Company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge its debt and other local currency obligations in Canada, Thailand and The Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position related to its outstanding foreign currency swaps and forward contracts. Assuming an adverse change of ten percent in foreign exchange rates at September 30, 2001, the potential decrease in fair value of the Company's foreign currency forward contracts, foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $7 million at September 30, 2001.

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

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon historical data and uses a three-day time interval with a 97.5-percent confidence level. The model includes offsetting physical positions for hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for purposes other than trading was approximately $8 million at September 30, 2001. The value at risk related to hydrocarbon derivatives held for trading purposes was approximately $5 million at September 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

There is incorporated by reference: the information with respect to certain legal proceedings pending or threatened against the Company previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K), and in Item 1 of Part II of Unocal's Quarterly Reports on Form 10-Q for the quarters ended March 31(First Quarter 2001 Form 10-Q), and June 30, 2001; the information regarding environmental remediation reserves in note 11 to the consolidated financial statements in Item 1 of Part I of this report; the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I; and the information regarding certain legal proceedings and other contingent liabilities in note 12 to the consolidated financial statements. Information with respect to recent developments in certain of such proceedings is set forth below:


1. In September 2001, the California Superior Court denied the Company's demurrers which sought to have the court dismiss the complaints in the matters pending in that court captioned John Roe III, et al. v.
     Unocal Corp., et al. and John Doe I, et al. v. Unocal Corp., et al., which were described in Paragraph 4 of Item 3 of the 2000 Form 10-K. Subsequently, the Company filed its answers denying the allegations in the complaints.

     The plaintiffs' appeals from the dismissals of their prior lawsuits in the U.S. District Court for the Central District of California are scheduled to be heard by the U.S. Court of Appeals for the Ninth Circuit in December 2001.

Certain Environmental Matters Involving Civil Penalties


2. In October 2001, the Company reached an agreement with the U.S. Department of Justice and the U.S. Environmental Protection Agency to settle the action in the U.S. District Court for the Central District of California that alleged violations of the federal Clean Air Act at the Company's former Los Angeles refinery marine terminal, which action was described in Paragraph 10 of Item 3 of the 2000 Form 10-K and in Paragraph 1 of Item I of Part II of the First Quarter 2001 Form 10-Q. The settlement provides for the payment by the Company of civil penalties aggregating $1,750,000, for which the Company had previously established a reserve.



ITEM 5.  OTHER INFORMATION.

On October 31, 2001, the Company's board of directors elected Charles R. Williamson as chairman of the board effective on that date. Mr. Williamson will also continue as the Company's chief executive officer. Mr. Williamson succeeded John W. Creighton, Jr., who resigned as a non-executive chairman but will continue as a director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The Exhibit Index on page 43 of this report lists the exhibits that are filed as part of this report.


         (b)      Reports on Form 8-K:

                  Filed during the third quarter of 2001:

                    (1) Current Report on Form 8-K, dated August 22, 2001, and filed September 6, 2001, for the purpose of reporting, under Item 5, the Company's drilling results in Gulf of Mexico and Indonesia and the Company's forecasts for production and reserves.

                  Filed during the fourth quarter of 2001 to the date hereof:

                    (1) Current Report on Form 8-K, dated October 24, 2001, and filed October 30, 2001, for the purpose of reporting, under Item 5, the Company's third quarter and nine months 2001 results and the Company's earnings forecast for the fourth quarter of 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNOCAL CORPORATION
                                                    (Registrant)


Dated:  November 14, 2001             By:         /s/JOE D. CECIL
                                               ---------------------------------
                                                 Joe D. Cecil
                                                 Vice President and Comptroller
                                                 (Duly Authorized Officer
                                                 Principal Accounting Officer)
                                      -42-

                                  EXHIBIT INDEX

3 Bylaws of Unocal, as amended through October 31, 2001 and currently in effect.

10.1 Amendment to the Revised Incentive Compensation Plan, effective December 5, 2000.

10.2 Form of Nonqualified Stock Option Grant under the Long-Term Incentive Plan of 1998, effective August 20, 2001 (subject to stockholders approval), between Unocal and Terry G. Dallas as to 240,000 shares of Unocal Common Stock with an exercise price of $36.22.

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the nine months ended September 30, 2001 and 2000.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the nine months ended September 30, 2001 and 2000.

99 Summary of change-of-control provisions in certain stock-based compensation plans.


Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.