Form 10-K
period 2001-12-31
UNOCAL CORP
filed 2002-03-15
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from__________to__________


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

        Registrant's telephone number, including area code (310) 726-7600


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2002 (based upon the average of the high and low prices of these shares reported in the New York Stock Exchange Composite Transactions listing for that date) was approximately $8.8 billion.

Shares of common stock outstanding as of February 28, 2002: 244,119,771

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or about April 8, 2002) are incorporated by reference into Part III.

                                TABLE OF CONTENTS




ITEM (S)                                                                  PAGE
---------                                                                 -----
                                     PART I
1. and 2.  Business and Properties.                                          1
    3.     Legal Proceedings.                                               21
    4.     Submission of Matters to a Vote of Security Holders.             24
           Executive Officers of the Registrant.                            24


                                     PART II
    5.     Market for Registrant's Common Equity and Related
           Stockholder Matters.                                             25
    6.     Selected Financial Data.                                         25
    7.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                       26
   7A.     Quantitative and Qualitative Disclosures about Market Risk.      54
    8.     Financial Statements and Supplementary Data.                     59
    9.     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                       126


                                    PART III
   10.     Directors and Executive Officers of the Registrant.             127
   11.     Executive Compensation.                                         127
   12.     Security Ownership of Certain Beneficial Owners and Management. 127
   13.     Certain Relationships and Related Transactions.                 127


                                     PART IV
   14.     Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.                                                    128

                                     PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES.

Unocal Corporation was incorporated in Delaware on March 18, 1983, to operate as the parent of Union Oil Company of California ("Union Oil"), which was incorporated in California on October 17, 1890. Virtually all operations are conducted by Union Oil and its subsidiaries. The terms "Unocal" and "the Company" as used in this report mean Unocal Corporation and its subsidiaries, except where the text indicates otherwise.

Unocal is one of the world's leading independent oil and gas exploration and production companies, with principal operations in North America and Asia. Unocal is also a leading producer of geothermal energy and a provider of electrical power in Asia. Other activities include ownership in proprietary and common carrier pipelines, natural gas storage facilities and the marketing and trading of hydrocarbon commodities.

The following discussion of the Company's business and properties should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report, including the Cautionary Statement.


                                 STRATEGIC FOCUS


Unocal's strategy is focused on achieving profitable growth and creating value for its stockholders by:

Making multiple significant exploration discoveries in areas that offer long-term growth:
 o U.S. Gulf of Mexico Deep Water
 o East Kalimantan, Indonesia Deep Water
 o U.S. Gulf of Mexico Deep Shelf
 o Brazil Offshore

Delivering large development projects on time and on budget:
 o West Seno - Offshore East Kalimantan, Indonesia
 o Mad Dog - U.S. Gulf of Mexico Deep Water
 o Azerbaijan International Operating Company (AIOC) Phase I- Azerbaijan crude oil production
 o South Kenai Gas - Alaska
 o Plamuk, Yala, Surat - Gulf of Thailand crude oil production
 o Pailin II (North Pailin)- Gulf of Thailand natural gas production

Continuing to deliver expected performance from all existing sustaining businesses in North America and Asia utilizing our industry-leading drilling capabilities in:
 o U.S. Gulf of Mexico Shelf and Onshore
 o Gulf of Thailand
 o East Kalimantan Shelf - Indonesia

Longer-term Asian natural gas projects:
 o Bangladesh
 o Thailand
 o Vietnam
 o China
 o Indonesia

Continuing to pursue value-adding midstream opportunities, which include pipelines, terminals and natural gas storage facilities.

Pursuing and negotiating licensing agreements for reformulated gasoline patents with refiners, blenders and importers.

                            MERGERS AND ACQUISITIONS


In late 2001, the Company formed a 50-50 venture with Forest Oil Corporation related to certain oil and gas properties located in the central Gulf of Mexico. Under the terms of this transaction, the Company is the operator of the jointly owned properties and intends to fully exploit and explore these properties and other leases in the Gulf of Mexico. This transaction will allow the Company to leverage its proven operating expertise in the Gulf of Mexico and expand its presence and production on the shelf.

During the year, the Company's Northrock Resources Ltd. ("Northrock") Canadian subsidiary acquired all the outstanding common shares of Tethys Energy Inc. ("Tethys"). The asset base of Tethys is complementary to Northrock's operations in Western Canada, providing significant operational synergies with existing activity in Northrock's core areas.

In early 2001, the Company's Pure Resources, Inc. ("Pure") subsidiary acquired oil and gas properties, certain general and limited oil and gas partnership interests and fee mineral and royalty interests from International Paper Company. This acquisition expanded Pure's business areas into the Gulf Coast region and offshore in the Gulf of Mexico. A few months later, Pure acquired all the outstanding equity shares of Hallwood Energy Corporation ("Hallwood"). This acquisition added to Pure's positions in its business areas of the San Juan and Permian Basins and the Gulf Coast region. Unocal holds a 65 percent interest in Pure.



                       SEGMENT AND GEOGRAPHIC INFORMATION


Financial information relating to the Company's business segments, geographic areas of operations, and sales revenues by classes of products is presented in note 29 to the consolidated financial statements and the selected financial data section in Item 8 of this report.


EXPLORATION AND PRODUCTION


Unocal's primary activities are oil and gas exploration, development and production. These activities are carried out by the Company's North America operations in the U.S. Lower 48, Alaska and Canada and by its International operations in approximately a dozen countries around the world.

In 2001, the Company's worldwide average production was approximately 170 thousand barrels per day (MBbl/d) of crude oil, condensate and natural gas liquids ("liquids") and 2,003 million cubic feet per day (mmcf/d) of natural gas, primarily from onshore and offshore in the U.S. Gulf of Mexico, in the Gulf of Thailand, and offshore East Kalimantan, Indonesia. Approximately 50 percent of the Company's worldwide production and 30 percent of the Company's worldwide proved reserves were in the U.S. Exploration and production operations accounted for approximately 90 percent of Unocal's net properties at December 31, 2001, of which approximately 50 percent were in the U.S.

Beginning in 2001, the Company began reporting all reserve and production data pursuant to production sharing contracts utilizing the economic interest method, which excludes host country shares. In previous reporting, reserve and production data had included host country shares in Indonesia and the Democratic Republic of Congo. The Company also began reporting natural gas reserves and production on a dry basis, with natural gas liquids included with crude oil and condensate volumes. The reserve and production data included in the tables on the following pages reflect these changes.

Information regarding oil and gas financial data, oil and gas reserve data and the related present value of future net cash flows from oil and gas operations is presented on pages 113 through 122 of this report. During 2001, certain estimates of the Company's U.S. underground oil and gas reserves as of December 31, 2000, were filed with the U.S. Department of Energy and State agencies under the name of Union Oil. Such estimates were essentially identical to the corresponding estimates of such reserves at December 31, 2000, included in this report, before adjusting for the changes discussed above.

Net Proved Reserves

Estimated net quantities of the Company's proved liquids and natural gas reserves at December 31, 2001, 2000 and 1999, including its proportional shares of the reserves of equity investees, were as follows:

                                                   2001       2000        1999
                                            -----------------------------------
Liquids - million barrels
     North America
          Lower 48                                  156        145         127
          Alaska                                     74         72          62
          Canada                                     51         47          55
     International
          Far East                                  208        186         155
          Other                                     195        116         120
     Equity investees                                 9          6           4
                                            -----------------------------------
               Worldwide                            693        572         523

Natural gas - billion cubic feet
     North America
          Lower 48                                1,797      1,542       1,336
          Alaska                                    212        227         294
          Canada                                    289        280         356
     International
          Far East                                3,873      3,543       3,705
          Other                                     346        328         331
     Equity investees                               232        119          96
                                            -----------------------------------
               Worldwide                          6,749      6,039       6,118
-------------------------------------------------------------------------------
Worldwide - millions of barrels oil
     equivalent a)                                1,818      1,579       1,543
-------------------------------------------------------------------------------

(a) Natural gas is converted into barrels of oil equivalent (BOE) based on 6 thousand cubic feet to one barrel of liquids.

The year-end 2001 proved reserves included minority interest shares of approximately 32 million barrels of liquids and 397 billion cubic feet of natural gas in the U.S. Lower 48. The year-end 2000 proved reserves included minority interest shares of approximately 27 million barrels of liquids and 253 billion cubic feet of natural gas in the U.S. Lower 48. The year-end 1999 proved reserves included minority interest shares of approximately 7 million barrels of liquids and 100 billion cubic feet of natural gas in the U.S. Lower 48 and 18 million barrels of liquids and 176 billion cubic feet of natural gas in Canada. The minority interest shares in the U.S. Lower 48 primarily reflect the outside ownership of the Company's Pure subsidiary.

Net Daily Production

Net quantities of the Company's daily liquids and natural gas production for the years 2001, 2000 and 1999, including its proportional shares of production of equity investees, were as follows:

                                                   2001       2000        1999
                                            -----------------------------------
Liquids - thousand barrels per day
     North America
          Lower 48                                   59         52          50
          Alaska                                     25         26          28
          Canada                                     16         17          13
     International
          Far East                                   51         47          54
          Other                                      19         18          23
                                            -----------------------------------
               Worldwide                            170        160         168

Natural gas dry basis - million cubic feet per day
     North America
          Lower 48                                  905        764         706
          Alaska                                    103        125         130
          Canada                                    101         98          70
     International
          Far East                                  829        799         759
          Other                                      65         57          39
                                            -----------------------------------
               Worldwide                          2,003      1,843       1,704
-------------------------------------------------------------------------------
Worldwide-thousands of barrels oil
     equivalent per day (a)                         504        468         452
===============================================================================

(a) Natural gas is converted into barrels of oil equivalent (BOE) based on 6 thousand cubic feet to one barrel of liquids.

Net daily production of liquids included minority interest shares of approximately 9 MBbl/d, 7 MBbl/d and 1 MBbl/d for 2001, 2000 and 1999, respectively, in the U.S. Lower 48. Natural gas net daily production included minority interest shares of approximately 102 mmcf/d, 69 mmcf/d and 21 mmcf/d for 2001, 2000 and 1999, respectively, in the U.S. Lower 48. The minority interest shares in the U.S. Lower 48 primarily reflect the outside ownership of the Company's Pure subsidiary. Canada's net daily production of liquids included minority interest shares of approximately 2 MBbl/d and 3 MBbl/d for 2000 and 1999, respectively. Canada's net daily production of natural gas included minority interest shares of approximately 15 mmcf/d and 35 mmcf/d for 2000 and 1999,respectively. There were no minority interest shares for Canada in 2001.

Oil and Gas Acreage

As of December 31, 2001, the Company's holdings of oil and gas rights acreage were as follows:

                                         (Thousands of acres)
                        --------------------------------------------------------
                             Proved Acreage              Prospective Acreage
                        --------------------------    --------------------------
                           Gross          Net            Gross          Net
                        ------------  ------------    ------------  ------------
     North America
          Lower 48            1,741           872          10,041         5,849
          Alaska                 88            59             346           232
          Canada                545           264           2,671         1,399

     International
          Far East              755           411          22,481        11,095
          Other                  45            24          10,563         5,119
                        ------------  ------------    ------------  ------------
        Worldwide             3,174         1,630          46,102        23,694

Prospective acreage in the Lower 48 includes 6,090 thousand gross acres and 3,194 thousand net acres of fee mineral lands that the Company's Pure subsidiary acquired during 2001.


Producible Oil and Gas Wells

The number of producible wells at December 31, 2001 were as follows:

                                   Oil                           Gas
                        --------------------------   ---------------------------
                           Gross           Net           Gross           Net
                        -----------   ------------   ------------   ------------
     North America
          Lower 48           5,279          3,071          2,020            991
          Alaska               725            150             31             24
          Canada             1,385            666            552            245

     International
          Far East             242            188            674            458
          Other                104             42             16              8
                        -----------   ------------   ------------   ------------
        Worldwide (a)        7,735          4,117          3,293          1,726

(a) The Company had 155 gross and 57 net producible wells with multiple completions.

Drilling in Progress


The number of oil and gas wells in progress at December 31, 2001 were as follows:

                           Gross          Net
                        ------------  ------------
     North America
          Lower 48               29            17
          Alaska                  8             2
          Canada                 13             5

     International
          Far East                5             3
          Other                   1             -
                        ------------  ------------
        Worldwide (a)(b)         56            27

(a)  Excludes service wells in progress (3 gross, 1 net).
(b) The Company had no waterflood projects under development at December 31, 2001.

Net Oil and Gas Wells Completed and Dry Holes

The following table shows the number of net wells drilled to completion:

                               Productive                 Dry
                        -----------------------  ---------------------
                          2001    2000   1999     2001   2000    1999
                        -----------------------  ---------------------
Exploratory
     North America
          Lower 48          66      26     15       18     11       8
          Alaska             2       -      -        -      2       -
          Canada            23      19     15        6     14       7

     International
          Far East          23      23     32        9     19      10
          Other              -       -      1        2      -       3
                        ----------------------------------------------
        Worldwide          114      68     63       35     46      28

Development
     North America
          Lower 48          96      67     60        -      -       4
          Alaska             8       3      3        -      -       -
          Canada            51      68     39        6      9       5

     International
          Far East          67     104     71        -      -       -
          Other              3       2      1        -      -       -
                        ----------------------------------------------
        Worldwide          225     244    174        6      9       9

NORTH AMERICA


U.S. LOWER 48

The U.S. Lower 48 business is primarily comprised of the Company's exploration and production operations in the onshore area of the Gulf of Mexico region located in Texas, Louisiana and Alabama, and the shelf and deepwater areas of the Gulf of Mexico. The U.S. Lower 48 also includes Pure, the Company's 65 percent owned consolidated subsidiary, which conducts its activities primarily in Texas, New Mexico and the Gulf Coast region. Further, the U.S. Lower 48 currently includes an approximate 15 percent equity interest in Tom Brown, Inc., which conducts its activities in North America, primarily in Colorado, Utah, Wyoming, New Mexico, Texas, and to a lesser extent, Canada. The Company also has an approximate 34 percent equity interest in Matador Petroleum Corporation, which conducts its activities in southeastern New Mexico and East Texas.

The Company holds approximately 5.8 million net acres of prospective land in the U.S. onshore, the shelf and deepwater areas of the Gulf of Mexico region. Nearly 28 percent of the prospective acreage is located offshore in the Gulf of Mexico. Onshore prospective lands include over 3 million net acres of fee mineral lands purchased by the Company's Pure subsidiary in 2001 which are primarily located in Alabama, Arkansas, Mississippi, Louisiana, Texas and Florida. The Company holds approximately 872,000 net acres of proved lands. Approximately 45 percent of these lands are located offshore in the Gulf of Mexico. Onshore proved acreage is primarily located in Texas, Louisiana, Alabama and New Mexico. The Company's reported U.S. Lower 48 acreage does not include acreage held by its equity interest holdings.

In 2001, net liquids production averaged 58 MBbl/d, which was produced from fields onshore (54 percent) and offshore the Gulf of Mexico (42 percent), primarily in Texas, Louisiana, Alabama and New Mexico. The remaining 4 percent was from the Company's equity interest holdings.

Net natural gas production averaged 904 mmcf/d, which was principally from fields in the offshore Gulf of Mexico (64 percent) and onshore (31 percent), primarily in Texas, Louisiana, New Mexico and Colorado. The remaining 5 percent was from the Company's equity interest holdings.

Most of the Company's U.S. Lower 48 production, except for Pure's production, is sold to the Company's Trade business segment. A small portion is sold to third parties at spot market prices or under long-term contracts. Pure's production is sold mostly to third parties at spot market prices.


     Gulf of Mexico Shelf and U.S. Onshore (Excluding Pure Resources, Inc.)

The Gulf of Mexico shelf and U.S. onshore areas include assets that are primarily located in Louisiana, Texas, Mississippi and Alabama.

Net production in 2001 averaged 150 thousand barrels of oil equivalent per day (mboe/d) which included approximately 79 percent from the Gulf of Mexico shelf and 15 percent from U.S. onshore. The remaining 6 percent was from the Company's equity interest holdings. Production is heavily weighted toward natural gas, which makes up approximately 75 percent of the total.

The Company has 149 producing properties and 108 exploration blocks in the Gulf of Mexico shelf area. The Company operates or participates in over 2,500 gross wells in both the onshore and Gulf of Mexico shelf.

During 2001, the Company drilled 38 discoveries in this area, which was a success rate of 73 percent. The 2001 exploration program included the East Breaks area located in the Gulf of Mexico shelf, where the Company scored a 100 percent success rate in a three-well subsea exploration tieback program. Through this deep shelf pilot program, the Company employed subsea tiebacks to develop small-to-moderate discoveries in water deeper than the conventional shelf. This program allowed the Company to take advantage of existing infrastructure at two East Breaks blocks to achieve high profitability and quick turnaround. The exploration program also achieved success in the Mustang Island area of the Gulf of Mexico shelf, where the Company scored a 100 percent success rate on four wells. The Company plans to target more deep gas plays in the shelf in its 2002 exploration program based on the successful results it achieved in 2001.

These discoveries added to the Company's natural gas production base, along with the production from Ship Shoal Block 295 (Muni field) offshore Louisiana. The Muni field is one of the largest natural gas discoveries made in the Gulf of Mexico shelf in recent years. The field reached a peak production rate of 235 million gross cubic feet of natural gas equivalent per day (mmcfe/d) in 2001 and produced at an average gross rate of 166 mmcfe/d during the year. The field is now experiencing a significant decline in production. The Company is evaluating several options, including additional drilling. The Company holds a 100 percent working interest in this field.


                            Deepwater Gulf of Mexico

Over the past four years, the Company has acquired acreage positions in the deepwater Gulf of Mexico, with interests in 235 exploration leases. The Company's acreage is primarily in the Subsalt/Foldbelt trend, which lies outboard of the Primary Basin deepwater trend.

The Company has drilled or participated in nine Primary Basin wells, with two discoveries. The Company participated in the discovery of the Lady Bug prospect, which began production in 2001. The Lady Bug discovery, which is located on Garden Banks Block 409, marked the Company's first development in the Gulf of Mexico Primary Basin. Lady Bug produced at an initial rate of 9 mboe/d (gross) in September 2001 and the field averaged 3 mboe/d (gross) for 2001. Lady Bug is currently producing approximately 9 mboe/d (gross). The Company has a 50 percent working interest. The Company also participated in the 1999 discovery of the Mirage prospect, located on Mississippi Canyon Block 941, where the Company has a 25 percent working interest.

Further offshore in the Subsalt/Foldbelt trend, sometimes referred to as the ultra-deep, the Company has a number of high-potential prospects in water depths of 5,000 feet and greater. The Company was an early entrant in the "ultra-deep" area and has interests in 176 blocks.

The Company participated in the discoveries made on the Mad Dog and K2 prospects. The Company has a 15.6 percent working interest in the Mad Dog discovery on Green Canyon Block 826. In 2001, the Company completed drilling of a delineation well in the field, which was successful in proving commerciality of the prospect. A development plan for Mad Dog has been approved. The Company anticipates first production in 2004, with gross production of 80 MBbl/d of liquids and 40 mmcf/d of natural gas. The K2 exploration well is located on Green Canyon Block 562, and the Company has a 12.5 percent working interest in the prospect. The Company plans to participate in an appraisal well in the second quarter of 2002.

The Company commenced its ultra-deep drilling program in late 2000, utilizing the state-of-the-art deepwater drillship Discoverer Spirit. After drilling three non-commercial wells, the Company made an oil discovery on the Trident prospect in July 2001. The discovery well is located on Alaminos Canyon Block 903 and was drilled in 9,687 feet of water to a total depth of 20,500 feet. The well encountered more than 300 feet of hydrocarbon bearing pay section and additional zones of interest. The Company also completed the first appraisal well on the prospect in late 2001. The Trident #2 well is located approximately one and a half miles northwest of the original discovery and was drilled to a total depth of 20,500 feet in 9,727 feet of water. The objectives of the appraisal well were to test the downdip extent of the productive intervals found in the Trident discovery well and to gather critical information about reservoir quality. The appraisal well encountered the same hydrocarbon-bearing intervals found in the discovery well, a favorable indication of lateral reservoir continuity. The well penetrated oil-water transition zones. In one of the key findings, preliminary analysis of the core data confirms the presence of good quality reservoir rock in the key uppermost pay zones in the structure. Tests conducted on oil samples taken from the appraisal well indicate the same fluid quality of 40(degree) API gravity found in the discovery well, which is an important factor in future development economics. The Company plans to drill a second appraisal well at Trident in late 2002 and plans to put significant effort into analyzing deepwater development options, including the likely use of Floating Production Storage and Off-Loading (FPSO) technology. The Company is the operator and has a
59.5 percent working interest in the seven-block prospect.


                              Pure Resources, Inc.

Unocal holds a 65 percent interest in Pure. Pure is engaged in the exploration, development and production of oil and natural gas primarily in the Permian Basin of west Texas and southeastern New Mexico. Pure is also engaged in activities in the San Juan Basin area of New Mexico and Colorado, the Gulf Coast region covering Texas, Louisiana, Arkansas, Mississippi, Alabama and Florida and offshore the Gulf of Mexico. Pure's net production in 2001 averaged 60 mboe/d, which is reported in the Company's total U.S. Lower 48 production. Production is weighted toward natural gas, which made up 63 percent of the total production in 2001. Ninety-five percent of Pure's production is from U.S. onshore areas and five percent is from the Gulf of Mexico offshore. As of December 31, 2001, Pure operated over 4,500 gross productive wells (over 2,400 net productive wells). Pure's proved oil and gas properties are located in more than 400 fields, primarily in the Permian Basin.

Pure has a large backlog of low-risk exploitation projects. It has 6 million acres of under-exploited fee mineral lands that it acquired during the year.


ALASKA


The Company's Alaska oil and gas operations are located in the Cook Inlet. The Company operates 10 platforms in the Cook Inlet and five of twelve producing natural gas fields. In 2001, the Company's net natural gas production averaged 103 mmcf/d. Pursuant to agreements with the purchaser of the Company's former agricultural products business, most of the Company's natural gas production is sold, at an agreed price, for feedstock to a fertilizer manufacturing operation in Nikiski, Alaska.

The Company also holds working interests in two North Slope fields. The Company has a 10.52 percent working interest in the Endicott field and a 4.95 percent working interest in the Kuparuk and Kuparuk satellite fields.

In 2001, net liquids production averaged approximately 25 MBbl/d of which about 51 percent was from the Cook Inlet and 49 percent was from the North Slope. All of the Company's Alaska crude oil production is currently sold to Tesoro Petroleum Corporation at spot market prices.

In the Cook Inlet, the Company has refocused on its oil production assets. In 2001, the Company drilled four development oil wells from the King Salmon platform in the McArthur River Field. One of the wells, the K-13, came on production in July at about 8 MBbl/d. The Company holds a 53 percent working interest in the McArthur River Field. The Company is looking to increase production from its oil and gas fields in the Cook Inlet in 2002 by applying the advanced analytical and precision-drilling techniques that were used in 2001 to turn the King Salmon platform from a marginally economic operation into the highest-rate oil production facility in southern Alaska. The 2002 drilling program calls for additional wells from the Monopod and Grayling platforms. The King Salmon and Grayling platforms are located in the Trading Bay Unit and the Monopod platform is located in the Trading Bay Field, all of which are located in the Cook Inlet.

Early in 2002, the Company announced a discovery of a new natural gas reservoir on Alaska's Kenai Peninsula. The Grassim Oskolkoff #1 (GO#1) well, the first exploration well drilled under a joint operating agreement between the Company and Marathon Oil Company (Marathon) in the Ninilchik Exploration Unit, indicated significant natural gas accumulations. Operated by Marathon, the GO#1 well is located 35 miles south of Kenai, Alaska, on the Kenai Peninsula. The well was drilled to a total depth of 11,600 feet. Exploration efforts also continue at several other wells in the unit. The Company holds a 40 percent working interest in the 25,000-acre Ninilchik Exploration Unit. Marathon is operator and holds the remaining interest.

The Company signed a contract to sell up to 450 billion cubic feet of natural gas to an affiliate of ENSTAR Natural Gas Company beginning in January 2004. ENSTAR distributes natural gas to Anchorage, the Matanuska-Susitna Valley, and the Kenai Peninsula. The Regulatory Commission of Alaska approved the Unocal-ENSTAR gas contract in December 2001.


CANADA

Production in 2001 averaged approximately 16 MBbl/d of liquids and 101 mmcf/d of natural gas. The Company's operations in Canada are carried out by its wholly owned subsidiary Northrock, which focuses on three core areas in West Central Alberta (O'Chiese, Garrington, Caroline and Pass Creek areas), Northwest Alberta (Red Rock and Knopcik areas), and the Williston Basin (Southeastern Saskatchewan).

INTERNATIONAL


The Company's International operations encompass oil and gas exploration and production activities outside of North America. The Company, through its International subsidiaries, operates or participates in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan, the Democratic Republic of Congo and Brazil. In 2001, Unocal's International operations accounted for 45 percent and 41 percent of the Company's natural gas and liquids production, respectively. International operations also include the Company's exploration activities outside of North America and the development of energy projects primarily in Asia, Latin America and West Africa.


                                    Thailand

The Company, through its Unocal Thailand, Ltd. (Unocal Thailand), subsidiary, currently operates 14 fields producing natural gas, crude oil and condensate in four sales contract areas offshore in the Gulf of Thailand. Unocal's average working interest (net of royalty) for three of the contract areas is 64 percent, while for the fourth contract area, Pailin, it is 31 percent. The Thailand operation, producing since 1981, has installed over 100 platforms in the Gulf of Thailand. The Company had 1,080 employees in its Thailand operations at year-end 2001. Approximately 92 percent of these employees were Thai nationals.

Gross natural gas production from Unocal-operated fields in 2001 averaged 974 mmcf/d (576 mmcf/d net to the Company). The natural gas is used mainly in power generation, but also in the industrial and transportation sectors and in the petrochemical industry. Gross crude oil and condensate production in 2001 averaged 37 MBbl/d (21 MBbl/d net to the Company). The produced crude oil is sold to both domestic and export markets and the condensate is used primarily as a blending stock in oil refineries, as a chemical solvent and as a petrochemical feedstock. The Company's natural gas production fulfills approximately 30 percent of Thailand's total electricity demand.

The Company sells all of its natural gas production to the Petroleum Authority of Thailand (PTT), under long-term contracts. The contract prices are based on formulas that allow prices to fluctuate with market prices for crude oil and refined products and are indexed to the U.S. dollar. The Company has typically supplied substantially more natural gas to PTT than the minimum daily contract quantity provision of its sales contracts. In 2001, the Company and its partners reached an agreement with PTT, which provided PTT a cash incentive to take an incremental 18 billion cubic feet of natural gas above contract minimums from certain fields in the Gulf of Thailand over a 15-month period. If by the end of the incentive period PTT fails to take the full incremental volume, then PTT is obligated to refund to the Company and its partners a pro-rata share of the cash incentive. During the incentive period, the existing contract pricing mechanism continues for all quantities of gas taken under the contracts. The Company is holding discussions with the government of Thailand regarding the latter's request to lower the price of natural gas under most of the existing contracts.

Gas supplies coming into Thailand from the Yadana project, in which the Company has a 28.26 percent non-operating working interest (see discussion below) in neighboring Myanmar have displaced some of the gas volumes that PTT had taken from the Company's Thailand operations.

Unocal Thailand continued to strengthen its resource base during 2001 with a successful exploration program ensuring the Company's position as a long-term gas supplier in Thailand. In order to continue meeting its ongoing contractual gas delivery commitments, the Company drilled 79 (gross) successful development wells in the Gulf of Thailand and continued construction of facilities for its Pailin II (North Pailin) development project. Production is expected to commence from North Pailin in mid-year 2002, with gross production expected to reach approximately 165 mmcf/d of natural gas and 8 MBbl/d of condensate.
Effective with the start of production from North Pailin, the minimum quantity of natural gas that PTT is contractually obligated to purchase from the Company and its partners under existing contracts in the Gulf of Thailand will increase by 165 mmcf/d (gross) to 1,070 mmcf/d (gross).

During 2001, Unocal Thailand participated in drilling 10 successful exploratory and delineation wells on the Arthit prospect in the Gulf of Thailand. The Company holds a 16 percent working interest in the Arthit prospect, which encompasses three blocks totaling 1.5 million acres.

The Company began oil operations in fields in the northwest part of its concession in the Gulf of Thailand. Crude oil production began in August 2001 from the Plamuk field, and the Company has completed the initial stage of oil development for its Yala field. The Plamuk, Yala and adjacent Surat fields contain both oil and natural gas reserves and are expected to increase oil production to about 15 MBbl/d in 2002. The gas associated with these fields will be sold under an existing contract to PTT. The Company has a 62.34 percent working interest (net of royalty) in these fields.


                                     Myanmar

The Company, through subsidiaries, has a 28.26 percent non-operating working interest in natural gas production from the Yadana field, offshore Myanmar in the Andaman Sea. The offshore facilities consist of four platforms with 14 wells. Another subsidiary of the Company has a 28.26 percent equity ownership in a pipeline company that owns and operates a natural gas pipeline extending from the offshore facilities across Myanmar's remote southern panhandle to Ban-I-Tong at the Myanmar-Thailand border.

The gas is purchased by PTT to fuel a portion of the power plant which is operated by the Electric Generating Authority of Thailand (EGAT) at Ratchaburi, located southwest of Bangkok. Production from the Yadana field began in 1999. Gross natural gas production averaged 533 mmcf/d (98 mmcf/d net to the Company) in 2001, which was more than the contract rate of 525 mmcf/d.

The gas sales agreement with PTT includes a "take-or-pay" provision, which requires PTT to purchase and pay for the specified annual contract quantity of natural gas, whether or not it takes delivery of the full quantity. PTT did not incur a "take-or-pay" obligation in 2001, and the Company does not expect PTT to incur one in 2002.

                                    Indonesia

The Company, through Unocal Indonesia Company and other subsidiaries, holds varying interests in 10 offshore Production Sharing Contract (PSC) areas. Seven PSC areas including East Kalimantan, Ganal, Sesulu, Rapak, Makassar, Popodi and Papalang are located offshore Borneo, on the western side of the Makassar Strait, East Kalimantan, and cover more than 5.9 million acres. Another PSC area, Sangkarang, is on the eastern side of the Makassar Strait, offshore Sulawesi, and covers nearly 1.5 million acres. Two additional PSC areas, Bukat and Ambalat, are located in the Tarakan Basin offshore Northeast Kalimantan and cover nearly 1.7 million acres. Farm-in agreements to acquire interests in the Popodi and Papalang PSC areas were signed in December 2001 and are currently pending approval by the Indonesian Government. The Company has over 1,700 employees in its Indonesian oil and gas operations at year-end 2001, of which approximately 94 percent were Indonesian nationals.

Shelf - The Company currently operates 11 producing oil and gas fields offshore East Kalimantan, including Indonesia's largest offshore oil and gas field, Attaka, which the Company discovered in 1970. In early 2001, this "super-giant" oil field surpassed 600 million BOE of cumulative gross production. The Company has a 100 percent working interest in 10 of the fields, and a 50 percent working interest in the Attaka field.

Oil and associated gas production from its northern fields are processed at the Company-operated Santan terminal and liquids extraction plant, and the dry gas is transported by pipelines to a liquefied natural gas (LNG) plant, located nearby at Bontang, East Kalimantan. Dry gas is also transported by pipelines to a fertilizer, ammonia and methanol complex, located north of Bontang. LNG is currently sold to Japan, Korea and Taiwan and the extracted liquefied petroleum gas (LPG) is exported to Japan. Oil and gas from the Company's southern fields are sent to the Company-operated Lawe-Lawe terminal located onshore south of Balikpapan. The stored oil is either exported by tanker or transported by pipeline to a refinery in Balikpapan owned by Pertamina, the Indonesian national petroleum company. The gas is transported by pipeline and sold as fuel gas to the Pertamina refinery.

Gross production from Company-operated fields averaged 67 MBbl/d of liquids and 275 mmcf/d of natural gas in 2001. The average economic interest production under the PSCs was 30 MBbl/d of liquids and 155 mmcf/d of natural gas in 2001.

Deep Water - The Company, is operator of the East Kalimantan, Ganal, Sesulu, Rapak and Makassar Strait PSCs. The Company holds working interests of 100 percent in the East Kalimantan, 90 percent in the Makassar Strait and 80 percent in the Rapak, Ganal and Sesulu PSCs.

The Company previously received approvals from Pertamina to develop the West Seno and Merah Besar oil and gas fields in the deepwater Kutei Basin, offshore East Kalimantan. The West Seno field is located in the Makassar Strait PSC area while the Merah Besar field straddles the East Kalimantan PSC and the northern portion of the Makassar Strait PSC areas. Development activity is planned in three phases, with phase one production from the West Seno field expected to begin in 2003. The second phase of development will seek to expand the West Seno production plateau in early 2005. Production from the West Seno field is anticipated to reach a peak production level of approximately 60 MBbl/d and 150 mmcf/d (gross) in 2005 with the second phase of development. The Merah Besar field will be developed as a separate project and development plans are being finalized at the present time. The two fields qualify to supply gas for the latest package of LNG, LPG and domestic gas sales at the Bontang facilities.

In early 2001, the Company discovered natural gas and crude oil on the Ranggas prospect in the southern portion of the Rapak PSC area. The Ranggas-1 well encountered 250 feet of net gas pay and 40 feet of net oil pay. The discovery well is located on a separate geologic structure approximately 28 miles southeast of West Seno. The Company drilled two successful appraisal wells on the prospect in 2001. The Ranggas-2 well encountered 155 feet of net oil pay and 118 feet of net gas pay. The Ranggas-2 well is located in the southern portion of the Ranggas structure, nearly a mile southwest of the discovery well. The Ranggas-3 well encountered 306 feet of net oil pay and 123 feet of net gas pay. The well is located 3.4 miles north of the discovery well in the central portion of the structure. Additional appraisal work will be done during 2002 to determine the commerciality of the discovery.

In 2000, the Company discovered natural gas in the Gula, Gada, Gendalo and Gandang prospects in the Ganal PSC area. These discoveries confirmed that the well-defined Central Delta Play contains significant gas resources. Additional delineation work will be required before commercialization may be declared. This delineation work is planned for 2002.


                                   Azerbaijan

Unocal has a 10.28 percent working interest in the Azerbaijan International Operating Company (AIOC) consortium that is producing and developing offshore oil reserves in the Caspian Sea from the Azeri and Chirag fields. In 2001, AIOC's gross oil production averaged 119 MBbl/d (11 MBbl/d net to the Company). AIOC has access to two pipelines to export its oil production: a northern pipeline route, which connects in Russia to an existing pipeline system and a western pipeline route from Baku in Azerbaijan through Georgia. In 2001, the production from the consortium was exported through the western pipeline.
Both pipelines connect with ports on the Black Sea.

In 2001 the consortium approved development of the "Phase I" portion of the offshore oil reserves. This phase of the project will develop an estimated 1.5 billion barrels of proved crude oil reserves. Phase I gross production is scheduled to commence in late 2004 and is expected to peak at approximately 360 MBbl/d.


                                   Bangladesh

The Company, through subsidiaries, holds interests in three PSCs in Bangladesh. Two PSCs cover Blocks 12, 13 and 14, which total more than 3 million acres. The Company has a 98 percent working interest in these three blocks and is the operator. Gross production from the Jalalabad field on Block 13 averaged 83 mmcf/d (55 mmcf/d net to the Company) of natural gas and 1 MBbl/d (700 b/d net to the Company) of liquids in 2001. The natural gas production supplies approximately 12 percent of the country's gas demand. The Company also discovered the Moulavi Bazar gas field on Block 14. The discovery was Unocal's third major gas field discovered in Bangladesh. The Bibiyana field, a major gas field located on Block 12, was discovered in 1998. The third PSC covers Block 7 in the southwest of Bangladesh, which encompasses more than 2 million acres. The Company has a 90 percent working interest in Block 7.

In 2001, the Company submitted a detailed gas export pipeline development plan to Petrobangla, the state oil and gas company of Bangladesh. This proposal includes construction of a new 30-inch diameter, 1,363-kilometer (847-mile) pipeline, with an initial capacity of 500 mmcf/d, from the Bibiyana field in northeast Bangladesh to targeted markets in India. The review by Petrobangla and the government of Bangladesh is a lengthy process since the export of any quantity of natural gas to neighboring countries is a contentious national political issue in Bangladesh.

                                 The Netherlands

The Company, through a subsidiary, has interests in several blocks in the Netherlands sector of the North Sea. Average gross production in 2001 was approximately 6 MBbl/d of crude oil (5 MBbl/d net to the Company) and 16 mmcf/d (7 mmcf/d net to the Company) of natural gas. The Company is the operator and has an average 70 percent working interest.


                          Democratic Republic of Congo

The Company, through a subsidiary, has a 17.7 percent non-operating working interest in the rights to explore and produce hydrocarbons in the entire offshore area of the country. Gross production averaged about 18 MBbl/d of crude oil (3 MBbl/d net to the Company) from seven fields in 2001.


                                     Brazil

The Company, through an affiliate, holds a 50 percent interest in a company that has a 35 percent participation agreement with Petrobras in the Pescada-Arabaiana oil and gas project in the Potiguar basin, offshore Brazil. The agreement covered the acquisition of an initial 79 percent participation interest from Petrobras in five concession areas containing six proven oil and gas reservoirs, plus a 35 percent interest in a 55,000-acre exploration block. The project currently consists of six production platforms and a 45-mile long, 26-inch diameter multi-phase pipeline already in operation. In 2001, gross production from the project averaged 700 barrels per day (b/d) of oil and 7 mmcf/d of natural gas. Net production from the project averaged 300 b/d of oil and 3 mmcf/d of natural gas. Annual gross production is expected to reach 5 MBbl/d of oil and 55 mmcf/d by 2003. The annual net production is expected to reach approximately 1 MBbl/d of oil and 17 mmcf/d of natural gas.

The Company, through Brazilian subsidiaries, is active in other projects in the country. The Company holds a 40.5 percent working interest in Block BM-ES-2. The 593,000-acre offshore deepwater block is located in Brazil's Espirito Santo Basin in water depths of 5,000 to 8,000 feet. The Company is the operator. Seismic data for the block is being evaluated, and the consortium hopes to drill one well in late 2002 or early 2003, depending on the results of the seismic interpretation.

The Company also holds a 30 percent working interest in Block BES-2. This offshore block covers 642,000 acres and is located in water depths ranging from 1,200 to 4,500 feet. In 2001, the first exploration well drilled had hydrocarbon shows but was not commercial.

In February 2002, the Company signed an agreement to acquire a 25 percent non-operating working interest in the exploration block BM-ES-1 in the Espirito Santo basin. The block covers 670,000 acres and is approximately 93 miles offshore in water depths from 4,900 to 9,000 feet.

                                     Vietnam

The Company, through subsidiaries, holds interests in two PSCs offshore southern Vietnam in the northern part of the Malay Basin. The Company is the operator and has an approximate 42 percent working interest in one PSC, which includes Block B and Block 48/95. This PSC covers more than 2.2 million acres. The Company made the initial gas discovery on the Kim Long prospect on Block B in late 1997. The Company also holds an approximate 43 percent working interest in a PSC for exploration of Block 52/97, which covers more than 500,000 acres.

In 2001, the Company added to its natural gas resources in Vietnam with four more successful wells. In 2000, the Company drilled five successful wells that confirmed natural gas resources in the Kim Long, Ac Qui and Ca Voi trends.

The Company has begun work towards commercializing its offshore natural gas resources. The Company is in discussions with PetroVietnam, the state oil and gas company, concerning a natural gas pipeline to serve power plants proposed for construction in southern Vietnam.


                                      Gabon

Unocal is a member of the Vanco Gabon Group, a consortium of French and U.S. oil and gas exploration companies that has PSCs for three exploration blocks located in deep water offshore Gabon, West Africa. The Company drilled four exploration wells in 2001. All four wells were dry. The Company and the other consortium members are evaluating the remaining features on the blocks. The Company holds a 25 percent working interest.

TRADE


The Trade segment conducts the majority of the Company's worldwide crude oil, condensate and natural gas marketing activities, excluding those of Pure and Northrock. These commodities are sold to third parties at market prices, terms and conditions. It is also responsible for commodity-specific risk management activities on behalf of most of the Company's Exploration and Production segment, excluding Pure. This segment also purchases crude oil, condensate and natural gas from certain of the Company's royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, the segment takes pricing positions in hydrocarbon derivative instruments.


MIDSTREAM


In 2001, the Midstream segment was formed and is comprised of the Company's pipelines business and North America gas storage businesses.

The pipelines business principally includes the Company's equity interests in affiliated petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S. Included in Unocal's pipeline investments is the Colonial Pipeline Company, in which the Company holds a 23.44 percent equity interest. The Colonial Pipeline system runs from Texas to New Jersey and transports a significant portion of all petroleum products consumed in its 13-state market area. Also included is the Unocal Pipeline Company, a wholly-owned subsidiary, which holds a 1.36 percent participation interest in the TransAlaska Pipeline System (TAPS). TAPS transports crude oil from the North Slope of Alaska to the port of Valdez. In addition, the Company holds a 27.75 percent interest in the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile.

The Company, through its participation in the AIOC consortium, is pursuing the development of a 42-inch pipeline from Baku in Azerbaijan to Ceyhan in Turkey. The pipeline project is planned to have a crude oil capacity of 1 million b/d. The pipeline will enable crude oil production from AIOC's future development, as well as other possible sources, to reach market. Individual company ownership percentages in the pipeline are currently being determined.

The Company owns varying interests in natural gas storage facilities in west-central Canada and Texas. The Company, through Canadian subsidiaries, holds a 94 percent interest in the Aitken Creek Gas Storage Project in British Columbia, which was expanded to 48 billion cubic feet of capacity and 500 mmcf/d of deliverability in 2001. The Company also holds an interest in the Cal Ven Pipeline and the Alberta Hub natural gas storage facility in Alberta. Construction of the Keystone Gas Storage Project in West Texas is proceeding on schedule. The project is slated to begin storage operations in 2002 with initial storage capacity of 3 billion cubic feet. The Company holds a 100 percent interest in the project.

GEOTHERMAL AND POWER OPERATIONS


Unocal is a producer of geothermal energy, with more than 35 years experience in geothermal resource exploration, reservoir delineation, and management. Unocal also has proven experience in planning, designing, building and operating private power projects and related project finance and economics.

The Company, through subsidiaries, operates major geothermal fields producing steam for power generation projects at Gunung Salak and Wayang Windu in Indonesia and Tiwi and Mak-Ban in the Philippines. Together, these projects have a combined installed electrical generating capacity of 1,200 megawatts. The Company also has a 50 percent non-controlling interest in a company, Dayabumi Salak Pratama, Ltd. (DSPL), which operates three power generation facilities associated with the Gunung Salak steam field in Indonesia. These plants account for 165 megawatts of the total power capacity. In 2001, the Company began operating the Wayang Windu geothermal power project near Bandung, West Java, Indonesia, on behalf of an equity investee, which owns a 50 percent interest in the project. The project, which includes a 110 megawatt power plant and geothermal steam field, is currently operating at full capacity. Efforts to renegotiate geothermal steam sales and electrical energy sales contracts at Gunung Salak in Indonesia are continuing. The Company believes that significant progress has been made towards an agreement that is acceptable to all parties to resolve outstanding issues (see the discussion under Geothermal and Power Operations in the Outlook section of Management's Discussion and Analysis in
Item 7 of this report). Philippine Geothermal, Inc. (PGI), a wholly-owned subsidiary, continues to operate under an interim service agreement with the National Power Company of the Philippines (NPC). NPC is the owner of the steam fields and power plants at Tiwi and Mak-Ban. PGI operates the steam fields and NPC operates the power plants at both locations. NPC and PGI are still negotiating to settle their long-standing contract dispute. These negotiations involve only the Tiwi and Mak-Ban operations.

The Company also has various equity interests in four power plant projects in Thailand. One of the projects has been in operation since 1998 while two of the power projects began commercial operations in 2000, and the fourth began commercial operations in 2001.

The Company's geothermal reserves and operating data are summarized in the following table:

                                                  2001   2000    1999
----------------------------------------------------------------------
Net proved geothermal reserves at year end: (a)
   billion kilowatt-hours                          108    114     120
   million equivalent oil barrels                  162    170     179

Net daily production
   million kilowatt-hours                           14     16      17
   thousand equivalent oil barrels                  22     25      25

Net geothermal lands in thousand acres
   proved                                            9      9       9
   prospective                                     314    314     314
Net producible geothermal wells                     84     83      79
----------------------------------------------------------------------

(a) Includes reserves underlying a service fee arrangement in the Philippines.

                                     PATENTS

Between 1994 and 2000 the Company was awarded five patents resulting from its independent research on reformulated gasolines (RFG). Although the Company indicated a willingness to enter into licensing negotiations, the first of these patents (the `393 patent) was the subject of litigation initiated in 1995 by the major refiners in California. Following a jury verdict upholding the patent and the award of damages to the Company, the refiners appealed unsuccessfully to the U.S. Circuit Court of Appeals. In 2000, the Company received payment on a judgment, including interest and attorneys fees, of approximately $91 million for infringement by the refiners for the period of March through July of 1996.

The Company has entered into eight licensing agreements that grant motor gasoline refiners, blenders and importers (including CITGO Petroleum Corporation, Tesoro Petroleum Corporation and units of The Williams Companies, Inc.) the right to make cleaner-burning gasolines using formulations patented by the Company. The Company continues to negotiate with other refiners, blenders and importers on licensing agreements. The Company has a uniform licensing schedule that specifies a range from 1.2 to 3.4 cents per gallon for volumes that fall under the patents. As a licensee uses the license more frequently, the rate per gallon is reduced. The Company believes that its patented formulations provide refiners and blenders with a cost-effective way of meeting California and federal standards for cleaner-burning gasolines.

In February and March 2001, petitions were filed with the U.S. Patent and Trademark Office (PTO) by Washington, D.C., law firms, acting on behalf of unnamed parties, requesting reexamination of two of the Company's patents (the `126 and `393 patents, respectively). In 2001 the PTO granted reexamination as to the `393 patent and in January 2002 initially rejected all of the claims of that patent. The Company is responding to this initial rejection of claims. In January 2002, the PTO also granted the reexamination request for the `126 patent. The reexamination process is expected to take several months, but the Company believes the `126 and `393 patent claims are novel and non-obvious and expects the patents to be sustained. Licensing fees and judgments collected during the pendency of the reexaminations are not refundable.


In March 2001, ExxonMobil Corporation requested the U.S. Federal Trade Commission (FTC) to conduct an investigation into certain alleged unfair competition practices allegedly engaged in by the Company in connection with its patents. ExxonMobil alleges that the Company engaged in anti-competitive conduct in the regulatory processes that established California and federal standards for RFG and thus gained "monopoly profits" in the RFG market. ExxonMobil requests that the FTC use its authority to fashion an appropriate remedy. In August 2001, the Company received notice that the FTC was conducting a non-public investigation of this matter. The Company has been cooperating with the FTC in its inquiry.

In October 2001, the Company was informed that the U.S. District Court in Los Angeles had granted the Company's motion for summary judgment requesting an accounting of infringement of the `393 patent from August 1996 through December 2000 by the five defendants. The Company had requested that the court apply the
5.75 cents per gallon awarded in the original 1997 trial to the defendants' infringing volumes produced during this period. The court also denied the defendants' motions that these damage proceedings be stayed pending the outcome of the patent reexaminations or, alternatively, that the defendants be granted a new trial as to damages. In December 2001, the judge recused himself from the case without signing Unocal's proposed judgment implementing the decision. The case was subsequently transferred to another Judge. In February 2002, the defendants requested that the new judge reconsider the status of the case and vacate the earlier rulings. A ruling on these matters is tentatively scheduled for May 2002.

In January 2002, the Company filed suit against Valero Energy Corporation in the U.S. District Court in Los Angeles for infringement of both the `393 and `126 patents by Valero and Ultramar Diamond Shamrock (acquired by Valero in 2001). The Company is seeking 5.75 cents per gallon for motor gasolines infringing one or more claims under the patents and a trebling of the amount for willful infringement. The Company is also seeking a mandatory licensing of its patents by Valero with respect to future activities.

                                    EMPLOYEES


As of December 31, 2001, Unocal and its subsidiaries had approximately 6,980 employees, compared to 6,800 and 7,550 in 2000 and 1999, respectively. The totals included approximately 320 and 230 employees of the Company's Pure subsidiary in 2001 and 2000, respectively. Of the total Unocal employees at year-end 2001, 215 in the U.S. were represented by various labor unions and 355 in Thailand were represented by a trade union.


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


                            ENVIRONMENTAL REGULATIONS


Federal, state and local laws and provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection have continued to impact the Company's operations. Significant federal legislation applicable to the Company's operations includes the following: the Clean Water Act, as amended in 1977; the Clean Air Act, as amended in 1977 and 1990; the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 (RCRA), as amended in 1984; the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended in 1986; the Toxic Substances Control Act of 1976, as amended in 1986; and the Oil Pollution Act of 1990, and laws governing low level radioactive materials. Various foreign, state and local governments have adopted or are considering the adoption of similar laws and regulations. The Company believes that it can continue to meet the requirements of existing environmental laws and regulations.

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

For information regarding the Company's environment-related capital expenditures, charges to earnings and possible future environmental exposure, see Item 3 - Legal Proceedings, the Environmental Matters section of Management's Discussion and Analysis in Item 7 of this report and notes 18 and 22 to the consolidated financial statements in Item 8 of this report.

ITEM 3 - LEGAL PROCEEDINGS.

There is incorporated by reference the information regarding environmental remediation reserves in note 18 to the consolidated financial statements in Item 8 of this report, the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 7 of this report, and the information regarding certain legal proceedings and other contingent liabilities in note 22 to the consolidated financial statements in Item 8 of this report. See also the information under "Patents " in Items 1 and 2 - "Business and Properties" of this report regarding certain lawsuits in which the Company is seeking to enforce its patents for cleaner-burning gasolines.

Set forth below is information with respect to certain specific legal proceedings pending or threatened against the Company or settled and/or disposed of subsequent to September 30, 2001:

1. The U.S. Department of Interior Minerals Management Service (the "MMS") announced in 1996 that it would pursue claims against several oil companies for their alleged underpayment of royalties on crude oil produced from federal leases in California covering the period from 1980 forward. Following that announcement, the Company received from the MMS three orders to pay additional royalties, penalties and interest, covering periods from January 1980 through April 1996, and totaling in excess of $75 million. The Company initiated appropriate administrative appeals. In 1999, the Company also filed an action in the U.S. District Court for the Northern District of Oklahoma (Union Oil Company of California v. Bruce Babbitt, et al.) seeking a declaratory judgment that the applicable statute of limitations barred amounts claimed by the MMS for periods prior to July 1991.

     In 1998, the Company was served with a lawsuit brought by private plaintiffs on behalf of the U.S. government against the Company and numerous other oil companies (United States, ex rel. Johnson v. Shell Oil Company et al., in the U.S. District Court for the Eastern District of Texas, Lufkin Division). The lawsuit alleged intentional underpayment of royalties from 1986 forward on oil produced from federal and Indian land leases in violation of the federal False Claims Act (the "FCA"). In 1999, the U.S. Department of Justice intervened in the lawsuit against the Company. The plaintiffs sought recovery of $52 million in damages and prejudgment interest, to be trebled as provided by the FCA, plus attorneys' fees and civil penalties authorized by the act.

     In 2000, the Company reached an agreement in principle to settle the lawsuits and administrative claims described above. Following the consent of appropriate state governments and certain Native American Indian tribes, the settlement became final in December 2001 and the court dismissed all claims against the Company with prejudice. Under the terms of the settlement, the Company paid an aggregate of $25.5 million, including certain attorneys fees, from reserves which had been previously provided.

2. The Company has been named a defendant in two additional FCA proceedings brought by private plaintiffs on behalf of the United States alleging underpayment of royalties since the mid-1980s on natural gas production from federal and Indian land leases. The first action (United States, ex rel. Harrold E. (Gene) Wright v. Amerada Hess Corporation, et al., in the U.S. District Court for the Eastern District of Texas, Lufkin Division) was filed in 1996 against the Company and 130 other energy industry companies and seeks damages collectively from all defendants of $3 billion, which, to the extent awarded, would be trebled pursuant to the FCA. In 2000, the U.S. Department of Justice intervened in the lawsuit against four of the defendants, but has not intervened against the remaining defendants, including the Company.

     The second action (United States, ex rel. Jack Grynberg v. Unocal, in the U.S. District Court for the District of Wyoming) was filed in 1997, as one of 77 separate cases filed by the plaintiff, and seeks damages of approximately $200 million from the Company, which, to the extent awarded, would be trebled pursuant to the FCA. In 1999, the U.S. Department of Justice notified the courts in the Grynberg litigation of its election not to intervene in these actions.

     The Wright and Grynberg cases have been consolidated by the Judicial Panel on Multi-District Litigation as MDL Docket No. 1293 and subsequently transferred for pre-trial proceedings to the U.S. District Court for the District of Wyoming. In 2000, the court entered an order staying the Wright case. The court has yet to lift the stay or to enter an order controlling the progress of these cases. The Company believes the allegations in the Wright and Grynberg cases are without merit and intends to vigorously defend both cases.

3. The Company is a defendant in lawsuits by anonymous representatives purportedly on behalf of a class of plaintiffs consisting of residents and former residents of the Tenasserim region of Myanmar. The lawsuits were initially filed in 1996 in the U.S. District Court for the Central District of California (John Doe I, et al. v. Unocal Corporation, et al., Case No. CV 96-6959-RWSL, referred to as the "Doe" action; and John Roe III, et al.
     v. Unocal, Inc. [sic], et al., Case No. CV 96-6112-RWSL, referred to as the "Roe" action). The plaintiffs alleged that the company was liable for alleged acts of mistreatment and forced labor by the government of Myanmar allegedly in connection with the construction of the Yadana natural gas pipeline, which transports natural gas from fields in the Andaman Sea across Myanmar to Thailand.

     The complaints contained numerous counts and alleged violations of several U.S. and California laws and U.S. treaties. The plaintiffs sought compensatory and punitive damages on behalf of the named plaintiffs, as well as disgorgement of profits. Injunctive and declaratory relief were also requested on behalf of the named plaintiffs and the purported class to direct the defendants to cease payments to the Myanmar government and to cease participation in the Yadana project.

     In its answers to amended complaints in both actions, the Company denied that it was either properly named as a party or subject to joint venture, partnership or other liability with respect to the Yadana pipeline. In 2000, the court granted the Company's motions for summary judgment in the two proceedings, ordered the federal law claims dismissed with prejudice and, after declining to exercise jurisdiction over the pendant state law claims, ordered them dismissed without prejudice.

     Subsequently, the plaintiffs in both actions appealed the final judgments to the U.S. Court of Appeals for the Ninth Circuit (Case Nos. 00-56603 and 00-56628, respectively), where oral argument was conducted in December 2001. The court's ruling on the appeals remains pending.

     In 2000, following the dismissal of their claims by the federal court, the plaintiffs filed actions against the Company in the Superior Court of the State of California for the County of Los Angeles, Central District (John Doe I, et al. v. Unocal Corp., et al., No. BC237980; and John Roe III, et al. v. Unocal Corporation, et al., No. BC237679). The complaints allege that, by virtue of the Company's participation in the Yadana project, it is liable under California law for alleged acts of mistreatment and forced labor by the government of Myanmar.

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

     The Company's demurrers, which sought to have the actions dismissed from the state court, were denied in September 2001. Subsequently, the Company moved for summary judgment in both actions on all claims, which motions remain pending.

4. In 1998, the Attorney General of Hawaii filed an action (Anzai [formerly Bronster] (State of Hawaii) v. Unocal Corporation, et al., in the U.S. District Court for the District of Hawaii) on behalf of both the people of Hawaii and the state itself against the Company and six other major Hawaii oil refiners, two of which subsequently settled. The amended complaint alleged that the defendants conspired to restrict the production and fix the price of gasoline and diesel fuel in Hawaii in violation of the federal Sherman Act and various state laws. The state sought damages from all defendants in an amount exceeding $450 million covering a period starting in 1990, together with civil penalties in excess of $200 million. If liability were to have been established, the Company would have been jointly and severally liable for any damages awarded.

     The Company and its co-defendants believed that there was no merit to the Attorney General's claim that there was a conspiracy to fix prices or restrict the supply of gasoline or diesel fuel. Moreover, even if such an agreement did exist among some of the defendants, the Company believed that there was no evidence linking it to such an agreement. Further, the Company believed that the sale of its marketing and refining assets to Tosco Corporation ("Tosco") in 1997 would be deemed to constitute an effective withdrawal from any alleged conspiracy. In March 2002, the Company and its co-defendants entered into an agreement with the state to settle this action, subject to court approval, on terms which would include the Company's payment of $3.3 million, for which a reserve has been previously provided.

5. In 1998, a purported class action was filed (Cal-Tex Citrus Juice, Inc., et al. v. Unocal Corporation, et al., in the California Superior Court for Sacramento County) against the Company and eight major California oil refiners by direct and indirect purchasers of diesel fuel in the state of California from March 1996, through 1997. The complaint alleges that the defendants conspired to restrict the production and fix the price of "CARB" diesel fuel in violation of the California Cartwright and Unfair Competition Acts. The total amount of damages sought by the plaintiffs is unknown. If liability were established, the Company would be jointly and severally liable for any damages awarded. Any such damages would be trebled if a Cartwright Act violation were found and attorneys' fees and costs would also be recoverable. "Fluid recovery" and cy pres restitution would be available under the Unfair Competition Act if a violation of that act were found. Any damages awarded would be allocated among the defendants according to their market shares.

     The Company and its co-defendants believe that there is no merit to the plaintiffs' claim that there was a conspiracy to fix prices or restrict the supply of CARB diesel fuel. Moreover, even if such an agreement did exist among some of the defendants, the Company believes that there is no evidence linking it to such an agreement. Further, the Company believes that the sale of its marketing and refining assets to Tosco in 1997 would be deemed to constitute an effective withdrawal from any alleged conspiracy. In 2000, the court entered a stay in this case pending the decision of the California Supreme Court in the case of Aguilar v. Atlantic Richfield Company. In light of the decision favorable to the defendants in the Aguilar case by the California Supreme Court in June 2001, the Company no longer considers this case to be material.

6. In 1999, the lawsuit captioned The Sweet Lake Land & Oil Company, Inc., et al. v. Union Oil Company of California (No. CV 99-1226 in the U.S. District Court for the Western District of Louisiana) was filed against the Company. The plaintiffs sought damages for land loss and erosion allegedly resulting from oil and gas operations in the Sweet Lake Field by the Company and its predecessor in interest, The Pure Oil Company. The plaintiffs' estimated cost of restoring the damaged property was between approximately $86 million and $142 million. The plaintiffs also asserted a claim for loss of agricultural revenues, which they estimated at approximately $8 million. The plaintiffs additionally sought unspecified damages for the plugging and abandonment of wells alleged to have no future utility and the removal of associated flowlines and facilities. This lawsuit was settled in November 2001 on terms pursuant to which the Company paid $2 million in December 2001 and is to pay an aggregate of $13 million over a 12-year period, all from reserves previously provided.

Certain Environmental Matters Involving Civil Penalties

7. The Company's Molycorp, Inc., subsidiary is continuing to negotiate with the Office of the California Attorney General and the Lahontan Regional Water Quality Control Board with respect to the settlement of alleged violations of water quality discharge permits issued under the California Water Code for its Mountain Pass, California, lanthanide facility. The settlement of these matters could result in the payment of civil penalties exceeding $100,000.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None.



EXECUTIVE OFFICERS OF THE REGISTRANT

----------------------------------------------- ---------------------------------------------------------------------
Name, age and present                           Business experience
positions with Unocal
----------------------------------------------- ---------------------------------------------------------------------

CHARLES R. WILLIAMSON, 53                       Mr.  Williamson became Chairman of the Board in October 2001 and has
Chairman of the Board and Chief Executive       been Chief  Executive  Officer  since January 2001. He was Executive
Officer                                         Vice President,  International  Energy  Operations,  during 1999 and
                                                2000. He served as Group Vice President,  Asia  Operations,  in 1998
Chairman of Company Management Committee        and 1999, having previously served as Group Vice President,
                                                International Operations, since 1996.

----------------------------------------------- ---------------------------------------------------------------------

TIMOTHY H. LING, 44                             Mr.  Ling has been  President  and  Chief  Operating  Officer  since
President and Chief Operating Officer           January  2001.  He was  Executive  Vice  President,  North  American
Director                                        Energy  Operations,  in 1999 and 2000, and Chief  Financial  Officer
Member of Company Management Committee          from 1997 to 2000.  He was a partner of  McKinsey  &  Company,  Inc.
                                                from 1994  through  1997.  He is also a director of Pure  Resources,
                                                Inc.

----------------------------------------------- ---------------------------------------------------------------------

TERRY G. DALLAS, 51                             Mr. Dallas has been Executive  Vice  President  since February 2001.
Executive Vice President and Chief Financial    He joined  Unocal in 2000 as Chief  Financial  Officer.  Previously,
Officer                                         he was Senior Vice  President  and  Treasurer of Atlantic  Richfield
Member of Company Management Committee          Company (Arco), where he worked for 21 years.

----------------------------------------------- ---------------------------------------------------------------------

DENNIS P.R. CODON, 53                           Mr. Codon has been Senior Vice President  since 2000 and Chief Legal
Senior Vice President, Chief Legal Officer      Officer and General  Counsel  since  1992.  He was a Vice  President
and General Counsel                             from 1992 to 2000.

----------------------------------------------- ---------------------------------------------------------------------

JOE D. CECIL, 53                                Mr. Cecil has been Vice  President and  Comptroller  since  December
Vice President and Comptroller                  1997.   During   1997,   he   was   Comptroller   of   International
                                                Operations. He was Comptroller of the 76 Products Company from
                                                1995 until the sale of the West Coast refining, marketing and transportation assets in March 1997.

----------------------------------------------- ---------------------------------------------------------------------

DOUGLAS M. MILLER, 42                           Mr. Miller has been Vice  President,  Corporate  Development,  since
Vice President, Corporate Development           January  2000.  From  1998  until  2000  he  was  General   Manager,
                                                Planning and  Development,  International  Energy  Operations.  From
                                                1996 to 1998, he was Resident Manager of Philippine Geothermal, Inc.

----------------------------------------------- ---------------------------------------------------------------------

The bylaws of the Company provide that each executive officer shall hold office until the annual organizational meeting of the Board of Directors, to be held May 20, 2002, and until his successor shall be elected and qualified, unless he shall resign or shall be removed or otherwise disqualified to serve.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                                     2001 Quarters                             2000 Quarters
                         ------------------------------------     -----------------------------------------
                           1st       2nd      3rd       4th         1st        2nd        3rd      4th
-------------------------------------------------------------     -----------------------------------------
Market price per share
 of common stock

 - High                  $39.9375   $   40   $37.36   $36.15      $35 5/16   $     39   $38 3/16   $40 1/8

 - Low                   $32.3125   $32.26   $29.72   $29.51      $     25   $28 1/16   $28  1/4   $32 1/2

Cash dividends paid per
share of common stock    $   0.20   $ 0.20   $ 0.20   $ 0.20      $   0.20   $   0.20   $  0.20    $  0.20
----------------------------------------------------------------- -----------------------------------------

Prices in the foregoing table are from the New York Stock Exchange Composite Transactions listing. On February 28, 2002, the high price per share was $36.28 and the low price per share was $35.79.

Unocal common stock is listed for trading on the New York Stock Exchange in the United States, and on the Stock Exchange of Switzerland.

As of February 28, 2002, the approximate number of holders of record of Unocal common stock was 22,959 and the number of shares outstanding was 244,119,771. Unocal's quarterly dividend declared has been $0.20 per common share since the third quarter of 1993. The Company has paid a quarterly dividend for 86 consecutive years.


ITEM 6 - SELECTED FINANCIAL DATA:  see pages 123 and 124.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with the historical financial information provided in the consolidated financial statements and accompanying notes, as well as the business and properties descriptions in Items 1 and 2 of this report.

Effective in 2001, the Pipelines business segment was combined with certain activities of the Company's gas storage businesses in Canada, which were previously reported in the Exploration and Production segment, into a new segment called Midstream. The Carbon and Minerals businesses are no longer disclosed as a separate segment and are now reported under the Corporate and Other heading. The prior year results have been reclassified to conform to the 2001 presentation. See note 29 to the consolidated financial statements in Item 8 of this report for a description of the Company's reportable segments.


                              CONSOLIDATED RESULTS

                                                      Years ended December 31,
                                                    ----------------------------
Millions of dollars                                   2001      2000       1999
--------------------------------------------------------------------------------
Earnings from continuing operations (a)              $ 599     $ 723      $ 113
Earnings from discontinued operations                   17        37         24
Cumulative effect of accounting change                  (1)        -          -
--------------------------------------------------------------------------------
     Net earnings                                    $ 615     $ 760      $ 137
================================================================================

(a)  Includes minority interests of:                 $ (41)    $ (16)     $ (16)

Continuing operations

2001 vs. 2000 - Earnings from continuing operations totaled $599 million in 2001, which was a decrease of $124 million from 2000. The decrease was primarily due to lower worldwide average prices for crude oil, condensate and natural gas liquids (liquids) and an $86 million non-cash after-tax charge for impairment of certain Gulf of Mexico shelf properties, due principally to lower commodity prices. Higher worldwide average natural gas prices and higher natural gas production partially offset these two negative factors. The Company's worldwide average liquids price, including hedging activities, was $22.31 per barrel in 2001, which was a decrease of $3.79 per barrel, or 15 percent, from 2000. In 2001, the Company's worldwide average natural gas price, including hedging activities, was $3.25 per mcf, which was an increase of 29 cents per mcf, or 10 percent, from 2000. The Company's worldwide natural gas production increased by 9 percent in 2001, primarily due to higher natural gas production from the U.S. Lower 48 and Far East operations. The 2001 results also benefited from $18 million in after-tax earnings related to participation payments, to be collected in 2002, from the Company's former agricultural products business and the Company's former oil and gas operations in California; $17 million after-tax gains from the sale of Gulf of Mexico producing properties and a $10 million after-tax gain from mark-to-market accruals for non-hedge commodity derivatives. The results in 2000 included a $55 million after-tax benefit from payments received for infringement of one of the Company's five reformulated gasoline patents during a five-month period in 1996, a $42 million after-tax gain from the Pure Resources, Inc. ("Pure") transaction and a $21 million after-tax gain related to an insurance recovery. These gains in 2000 were offset by $48 million in after-tax losses related to the mark-to-market accruals for non-hedge commodity derivatives, a $33 million after-tax charge to write-down the Company's investment in the Questa, New Mexico, molybdenum mining operation and $11 million in after-tax restructuring costs. In addition, earnings from continuing operations in 2001 and 2000 included $95 million and $99 million, respectively, in after-tax provisions for litigation and environmental matters. In 2000, earnings from continuing operations included $28 million in net positive deferred tax adjustments. The amount included a $46 million deferred tax benefit related to a prior period sale of certain Canadian oil and gas properties. The 2000 results also included a $28 million provision for prior years income tax issues.

2000 vs. 1999 - Earnings from continuing operations totaled $723 million in 2000, which was an increase of $610 million from 1999. Higher worldwide average crude oil and natural gas prices were the primary factors for the increase. The Company's worldwide average crude oil price, including hedging activities, was $26.10 per barrel in 2000, which was an increase of $11.08 per barrel, or 74 percent, from the 1999 prices. The Company's worldwide average natural gas price, including hedging activities, was $2.96 per mcf in 2000, which was an increase of 92 cents per mcf, or 45 percent, from the 1999 prices. In addition to the positive impact of prices, earnings in 2000 included the $55 million after-tax benefit from payments received for infringement of one of the Company's patents and the $42 million after-tax gain from the Pure transaction. The impact of prices and the other two factors was partially offset by higher depreciation, depletion and amortization expense and higher losses related to non-hedging commodity derivative positions. In addition, earnings from continuing operations in 2000 included $112 million after-tax in environmental and litigation expenses, which was higher than the 1999 amount of $29 million, and the $33 million after-tax charge to write-down the Company's investment in the mining operation. In 1999, earnings from continuing operations included a loss of $10 million from the sale of the Company's interest in a geothermal steam production operation at The Geysers in Northern California.

Discontinued Operations

                                                      Years ended December 31,
                                                    ----------------------------
Millions of dollars                                   2001      2000       1999
--------------------------------------------------------------------------------
     Refining, marketing and transportation
          Gain on disposal (net of tax)              $  17       $ -       $ 25
     Agricultural products
          Loss from operations (net of tax)              -         -         (1)
          Gain on disposal (net of tax)                  -        37          -
--------------------------------------------------------------------------------
Earnings from discontinued operations                $  17      $ 37       $ 24
================================================================================

Earnings from discontinued operations were $17 million in 2001 compared to $37 million in 2000. The 2001 amount related to the Company's 1997 sale of its former West Coast refining, marketing and transportation assets. The sales agreement contains provisions calling for payments to the Company for price differences between California Air Resources Board Phase 2 gasoline and conventional gasoline. The maximum potential payments under the sales agreement are capped at $100 million, and the period covered extends through 2003. To date, the Company has earned approximately $27 million (pre-tax) related to the agreement, all of which was recorded in 2001.

Earnings from discontinued operations in 2000 included the sale of the agricultural products business, and increased $13 million from 1999. The 2000 gain on disposal amount included $14 million from the sale of the agricultural business and $23 million from the operation of the agricultural products business prior to the sale. Higher agricultural products commodity prices in 2000, compared to 1999, were the major factor for the improved results over 1999.

In 1999, the Company recorded a $25 million net gain on the disposal of the refining, marketing and transportation business, which included a $32 million after-tax gain from a settlement with the purchaser to resolve certain contingent payment issues related to gasoline margins, partially offset by an additional $11 million after-tax charge on the disposal of assets.

For more information on Discontinued Operations, see note 9 to the consolidated financial statements in Item 8 of this report.

Cumulative Effect of Accounting Change

In 2001, the Company recorded a one-time non-cash $1 million after-tax charge consisting of the cumulative effect of a change in accounting principle related to the initial adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities".

Net Earnings Reconciliation to Adjusted Earnings

The purpose of the table below is to provide the investment community supplemental financial data in addition to the data prepared in accordance with generally accepted accounting principles.

The table includes a reconciliation of consolidated net earnings to adjusted after-tax earnings. Special items represent certain significant transactions, the results of which are included in net earnings, that management determines to be unrelated to or not representative of the Company's ongoing operations.

                                                      Years ended December 31,
                                                    ----------------------------
Millions of dollars                                   2001      2000       1999
--------------------------------------------------------------------------------
Net earnings (a)                                     $ 615     $ 760      $ 137
Less: Earnings from discontinued operations             17        37         24
Less: Cumulative effect of accounting change            (1)        -          -
--------------------------------------------------------------------------------
Earnings from continuing operations                    599       723        113
Special items:
Continuing operations
  Asset sales                                           17        49        (10)
  Asset write-downs                                    (86)      (33)       (12)
  Deferred tax adjustments                               -        28          -
  Environmental, litigation and other  provisions      (95)      (99)       (19)
  Executive stock purchase program                       -        (9)         -
  Insurance benefits related to environmental issues     -        21         16
  Trading derivatives -- non-hedging                    10       (48)         -
  Provision for prior years income tax issues            -       (28)         -
  Reformulated gasoline patent case                      -        55          -
  Restructuring costs                                    -       (11)       (11)
--------------------------------------------------------------------------------
Total special items from continuing operations        (154)      (75)       (36)
--------------------------------------------------------------------------------
Adjusted after-tax earnings(before special items)(a) $ 753     $ 798      $ 149
================================================================================

(a)  Includes minority interests of:                 $ (41)    $ (16)     $ (16)

Operating Highlights                                    2001     2000      1999
--------------------------------------------------------------------------------
North America Net Daily Production
  Liquids (thousand barrels)
     Lower 48 (a) (b)                                     59       52        50
     Alaska                                               25       26        28
     Canada (c)                                           16       17        13
--------------------------------------------------------------------------------
          Total liquids                                  100       95        91
  Natural gas - dry basis (million cubic feet)
     Lower 48 (a) (b)                                    905      764       706
     Alaska                                              103      125       130
     Canada (c)                                          101       98        70
--------------------------------------------------------------------------------
          Total natural gas                            1,109      987       906
North America Average Prices (d)
  Liquids (per barrel)
     Lower 48                                        $ 23.28  $ 27.20   $ 15.22
     Alaska                                          $ 20.74  $ 24.93   $ 13.07
     Canada                                          $ 18.53  $ 22.46   $ 13.88
          Average                                    $ 21.83  $ 25.75   $ 14.37
  Natural gas (per mcf)
     Lower 48                                        $  4.22  $  3.93   $  2.17
     Alaska                                          $  1.37  $  1.20   $  1.20
     Canada                                          $  3.17  $  2.30   $  2.31
          Average                                    $  3.84  $  3.40   $  2.03
--------------------------------------------------------------------------------
International Net Daily Production (e)
  Liquids (thousand barrels)
     Far East                                             51       47        54
     Other (a)                                            19       18        23
--------------------------------------------------------------------------------
          Total liquids                                   70       65        77
  Natural gas - dry basis (million cubic feet)
     Far East                                            829      799       759
     Other (a)                                            65       57        39
--------------------------------------------------------------------------------
          Total natural gas                              894      856       798
International Average Prices (d)
  Liquids (per barrel)
     Far East                                        $ 22.50  $ 26.17   $ 15.42
     Other                                           $ 24.15  $ 27.84   $ 16.80
          Average                                    $ 22.97  $ 26.61   $ 15.82
  Natural gas (per mcf)
     Far East                                        $  2.52  $  2.46   $  2.03
     Other                                           $  2.75  $  2.81   $  2.19
          Average                                    $  2.54  $  2.48   $  2.04
--------------------------------------------------------------------------------
Worldwide Net Daily Production (a) (b) (c) (e)
  Liquids (thousand barrels)                             170      160       168
  Natural gas - dry basis (million cubic feet)         2,003    1,843     1,704
  Barrels oil equivalent (thousands)                     504      468       452
Worldwide Average Prices (d)
  Liquids (per barrel)                               $ 22.31  $ 26.10   $ 15.02
  Natural gas (per mcf)                              $  3.25  $  2.96   $  2.04
--------------------------------------------------------------------------------

(a)  Production includes proportional shares of production of equity investees.
(b)  Includes minority interest shares of :
                                               Liquids     9        7         1
                                           Natural gas   102       69        21
                                Barrels oil equivalent    26       19         5
(c)  Includes minority interest shares of :
                                               Liquids     0        2         3
                                           Natural gas     0       15        35
                                Barrels oil equivalent     0        4         9
(d) Average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges, the ineffective portion of hedges and other Trade margins.

(e) International production is presented utilizing the economic interest method.

Sales and Operating Revenues

2001 vs. 2000 - Sales and operating revenues in 2001 were $6,664 million, which was a decrease of $2,277 million from 2000. The decrease was primarily due to lower domestic crude oil marketing activity by the Company's Trade business segment and lower worldwide average liquids prices. Sales and operating revenues from the Trade business segment were $3,856 in 2001, which was a decrease of $2,837 million from 2000. During 2001 and 2000, approximately 31 percent and 54 percent, respectively, of sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with marketing activities. The Company's worldwide average liquids price, including hedging activities, was $22.31 per barrel in 2001, which was a decrease of $3.79 per barrel, or 15 percent, from 2000. These decreases were partially offset by higher natural gas prices and higher natural gas and liquids sales volumes. In 2001, the Company's worldwide average natural gas price, including hedging activities, was $3.25 per mcf, which was an increase of 29 cents per mcf, or 10 percent, from 2000. The Company's worldwide natural gas production increased by 9 percent in 2001, primarily due to higher natural gas production from the U.S. Lower 48 and Far East operations.

2000 vs. 1999 - Sales and operating revenues in 2000 were $8,941 million, which was an increase of $3,099 million from 1999. The increase was primarily due to higher worldwide average crude oil and natural gas prices. During 2000 and 1999, approximately 54 percent and 52 percent, respectively, of sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with marketing activities. An increase in natural gas sales volumes also contributed to the higher level of sales revenues compared to 1999.


Interest, Dividends and Miscellaneous Income

2001 vs. 2000 - Interest, dividends and miscellaneous income in 2001 was $64 million, which was a decrease of $112 million from 2000. This decrease was primarily due to $87 million (net of related costs) recognized in miscellaneous income in 2000 related to the payments received for infringement of one of the Company's five reformulated gasoline patents during a five-month period in 1996 that were recorded in 2000. The year 2000 amount also included $33 million pre-tax for an insurance recovery related to prior years environmental issues.

2000 vs. 1999 - Interest, dividends and miscellaneous income in 2000 was $176 million, which was an increase of $71 million from 2000. This increase was primarily due to the $87 million related to the gasoline patents in 2000. The year 2000 amount also included the $33 million pre-tax insurance recovery, which was $8 million higher than the amount of a similar recovery in 1999.

Selected Costs and Other Deductions

                                                      Years ended December 31,
                                                   -----------------------------
Millions of dollars                                   2001      2000       1999
--------------------------------------------------------------------------------
Pre-tax costs and other deductions:
Crude oil, natural gas and product purchases       $ 2,492   $ 5,158    $ 3,296
Operating expense                                    1,376     1,199        952
Depreciation, depletion and amortization               967       821        718
Impairments                                            118        66         23
Dry hole costs                                         175       156        148
Exploration expense (see table below)                  252       260        253
Interest expense                                       192       210        199

                                                      Years ended December 31,
                                                   -----------------------------
Millions of dollars                                   2001      2000       1999
--------------------------------------------------------------------------------
Exploration operations                                $ 85      $ 91      $ 100
Geological and geophysical                              56        71         65
Amortization of exploratory leases                      95        85         77
Leasehold rentals                                       16        13         11
--------------------------------------------------------------------------------
     Exploration expense                             $ 252     $ 260      $ 253
================================================================================

2001 vs. 2000 - Crude oil, natural gas and product purchases decreased by $2,666 million in 2001. This decrease was principally due to lower crude oil marketing activities by the Company's Trade business segment and lower commodity prices. In 2001, operating expense increased by $177 million due to higher receivable provisions related to geothermal operations in Indonesia and higher expenses related to the full year activities of the Company's Pure subsidiary, including its 2001 acquisitions, compared to only seven months in 2000. Depreciation, depletion and amortization expense increased by $146 million in 2001, primarily due to additional properties acquired by the Company's Pure subsidiary and a full year related to Pure's activities compared to only seven months in the prior year. Impairments in 2001 reflect $118 million for asset write-downs of certain Gulf of Mexico shelf and onshore properties, due principally to lower commodity prices.

2000 vs. 1999 - Crude oil, natural gas and product purchases increased by $1,862 million in 2000. This increase was principally due to higher worldwide crude oil and natural gas prices. Operating expense increased by $247 million, principally due to higher environmental and litigation provisions and the inclusion of the results of the Company's Pure subsidiary since May 2000, and Northrock Resources Ltd. ("Northrock"), for the full year of 2000, compared with only seven months following the initial acquisition of Northrock common shares in May 1999. Depreciation, depletion and amortization expense increased by $103 million in 2000, primarily due to higher charges in the U.S. due to increases in natural gas production volumes combined with higher investment costs associated with offshore production. In addition, depreciation, depletion and amortization expense increased due to the inclusion of Pure for a partial year and Northrock for a full year in 2000. For more information on major acquisitions, see note 3 to the consolidated financial statements in Item 8 of this report. Impairments in 2000 included a write-down of a mining operation at Questa, New Mexico, while 1999 included asset write-downs for U.S. oil and gas properties.

                            BUSINESS SEGMENT RESULTS

Exploration and Production

The Company engages in oil and gas exploration, development and production worldwide. The results of this segment are discussed under the following two geographical breakdowns:

North America - Included in this category are the U.S. Lower 48, Alaska and Canada oil and gas operations. The emphasis of the U.S. Lower 48 operations is on the onshore, the shelf and deepwater areas of the Gulf of Mexico region. The U.S. Lower 48 also includes the consolidated results of Pure, which operates primarily in the Permian and San Juan Basins in west Texas and New Mexico, the Gulf of Mexico region and offshore in the Gulf of Mexico. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations, excluding those of Pure, is sold to the Company's Trade business segment. The remainder of North America production, including the production of Pure and Northrock, is sold to third parties. In Alaska, natural gas production, pursuant to agreements with the purchaser of the Company's former agricultural products business, is sold to a fertilizer plant in Nikiski, Alaska. In addition, Pure and Northrock take pricing positions in hydrocarbon derivative instruments in support of their oil and gas operations.

2001 vs. 2000 - After-tax earnings were $440 million in 2001, which was a decrease of $108 million from 2000. In 2001, the Company's average liquids prices for North America declined throughout the year and averaged, including hedging activities, $21.83 per barrel, which was a decrease of $3.92 per barrel, or 15 percent lower than 2000. Lower liquids prices and the $86 million non-cash after-tax charge for impairment of certain Gulf of Mexico shelf and onshore properties were partially offset by the Company's higher average North America natural gas prices and higher natural gas production. The Company's average North America natural gas price, including hedging activities, was $3.84 per mcf in 2001, which was an increase of 44 cents per mcf, or 13 percent higher than 2000. North America average net daily natural gas production was 1,109 mmcf/d in 2001 compared to 987 mmcf/d in 2000, which was an increase of 12 percent, primarily from higher Lower 48 production. After-tax earnings in 2001 also benefited from $10 million of after-tax gains related to non-hedging commodity derivative positions taken by Northrock versus $48 million of after-tax losses in 2000. After-tax earnings in 2001 also included $17 million in after-tax gains on the sale of certain Gulf of Mexico production properties. The 2000 results included a $46 million deferred tax benefit adjustment in Canada related to a prior period sale of certain Canadian oil and gas properties and a $42 million after-tax gain related to the formation of the Company's Pure subsidiary.

2000 vs. 1999 - After-tax earnings in 2000 were $548 million, which was an increase of $462 million from 1999. This increase was primarily due to higher North America average crude oil prices, higher U.S. Lower 48 average natural gas prices, higher U.S. Lower 48 natural gas sales volumes, the $46 million deferred tax benefit adjustment in Canada and the $42 million after-tax gain related to the formation of Pure. The average liquids price for North America, including hedging activities, was $25.75 per barrel for 2000, which was an increase of $11.38 per barrel, or 79 percent, from 1999. The average natural gas price in the U.S. Lower 48, including hedging activities, was $3.93 per mcf for 2000, which was an increase of $1.76 per mcf, or 81 percent, from 1999. The U.S. Lower 48 operations benefited from higher natural gas production in 2000 compared to 1999. This increase in production came primarily from the Company's Pure subsidiary, the Gulf of Mexico shelf production and the Company's proportional share of production of equity investees. These positive items were partially offset by after-tax losses related to non-hedging commodity derivative positions taken by the Company's Northrock subsidiary in Canada and higher depreciation, depletion and amortization expense for the Lower 48 and Canada. The 1999 results included a $12 million after-tax non-cash charge for impairment of certain Gulf of Mexico properties and a $7 million after-tax gain for a litigation settlement, partially offset by $5 million in litigation provisions.

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

2001 vs. 2000 - After-tax earnings totaled $443 million in 2001, which was a decrease of $20 million from 2000. The decrease was primarily due lower liquids prices and higher effective tax rates, primarily due to changes in the Thai baht/U.S. dollar exchange rate. The average liquids price for International operations was $22.97 per barrel in 2001, which was a decrease of $3.64 per barrel, or 14 percent, from 2000. These two negative factors were partially offset by higher natural gas prices and natural gas production in the Far East. The average natural gas price for International operations was $2.54 per mcf in 2001, which was an increase of 6 cents per mcf, or 2 percent, from the same period a year ago. Natural gas production increased 4 percent in 2001, primarily in the Far East, as the result of the first full year of natural gas deliveries at annual contract quantities from the Yadana field in Myanmar. The average net daily natural gas production was 894 mmcf/d in 2001 compared to 856 mmcf/d in 2000.

2000 vs. 1999 - After-tax earnings totaled $463 million in 2000, which was an increase of $265 million from 1999. The increase was primarily due to higher average International liquids and natural gas prices. International's average liquids price, including hedging activities, was $26.61 per barrel in 2000, which was an increase of $10.79 per barrel, or 68 percent, from 1999. International's average natural gas price, including hedging activities, was $2.48 per mcf in 2000, which was an increase of 44 cents per mcf, or 22 percent, from 1999. The 2000 results also benefited from higher Far East natural gas production, primarily from the Yadana field in Myanmar due to the ramp up of operations at the Ratchaburi power plant in Thailand. These positive results were partially offset by higher depreciation, depletion and amortization expense, primarily in Thailand and Indonesia. In 1999, after-tax earnings included a $2 million payment related to a litigation matter.


Trade

The Trade segment conducts the majority of the Company's worldwide crude oil, condensate and natural gas marketing activities, excluding those of Pure and Northrock. It is also responsible for commodity-specific risk management activities on behalf of most of the Company's Exploration and Production segment, excluding Pure. The Trade segment also purchases crude oil, condensate and natural gas from certain of the Company's royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, the segment takes pricing positions in hydrocarbon derivative instruments.

2001 vs. 2000 - After-tax results totaled $6 million in 2001, which was a decrease of $1 million from 2000. The decrease included a non-cash $4 million after-tax provision for receivables related to Enron Corporation. This negative factor was mostly offset by higher results from non-hedging commodity derivative positions related to crude oil.

Sales and operating revenues from the Trade business segment were $3,856 million in 2001, which was a decrease of $2,837 million from 2000. These revenues represented approximately 58 percent and 75 percent of the Company's total sales and operating revenues for 2001 and 2000, respectively. The decrease in 2001 was primarily due to lower marketing activities related to domestic crude oil.


2000 vs. 1999 - After-tax results totaled $5 million in 2000, which was an increase of $7 million from 1999 The increase was primarily due to improved results from non-hedging natural gas derivative positions, which were partially offset by lower results for non-hedging crude oil derivative positions.

Sales and operating revenues from the Trade business segment were $6,693 million in 2000, which was an increase of $2,392 million from 1999. These revenues represented approximately 75 percent of the Company's total sales and operating revenues in both 2000 and 1999. The increase in 2000 was primarily due to higher domestic crude oil and natural gas prices.

Midstream

The Midstream segment is comprised of the Company's equity interests in affiliated petroleum pipeline companies, wholly-owned pipeline systems throughout the U.S., and the Company's North America gas storage business.

2001 vs. 2000 - After-tax earnings in 2001 totaled $54 million, which was a decrease of $8 million from 2000. The decrease was due primarily to lower results from the Company's North America gas storage operations.

2000 vs. 1999 - After-tax earnings in 2000 totaled $62 million, which was a decrease of $4 million from 1999. The results included an asset write-down related to a Colonial Pipeline Company investment, which was partially offset by higher results from the Company's North America gas storage business.


Geothermal and Power Operations

The Geothermal and Power Operations business segment produces geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's activities also include the operation of power plants in Indonesia and equity interests in gas-fired power plants in Thailand. The Company's non-exploration and production business development activities, primarily power-related, are also included in this segment.

2001 vs. 2000 - After-tax earnings totaled $11 million for 2001, which was a decrease of $13 million from 2000. This decrease was primarily due to higher receivable provisions related to geothermal operations in Indonesia (see the Geothermal and Power Operations discussion in the Outlook section of Management's Discussion and Analysis). The receivable provisions were partially offset by higher electricity generation and steam sales and the service fees earned by the Company for operating the Wayang Windu project in Indonesia.


2000 vs. 1999 - After-tax earnings totaled $24 million for 2000, which was an increase of $10 million from the same period a year ago. During 2000, higher electricity generation and steam sales in Indonesia were offset by higher foreign exchange losses in Indonesia and the Philippines and higher provisions on accounts receivable in Indonesia. In 1999, after-tax earnings included a loss of $10 million from the sale of the Company's interest in a geothermal steam production operation at The Geysers in Northern California. This loss was partially offset by the recognition of a fee earned related to the construction of the Salak power plant units 4 through 6 in Indonesia.

Corporate and Other

Corporate and Other includes general corporate overhead, miscellaneous operations (including real estate activities, carbon and minerals) and other corporate unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.


2001 vs. 2000 - The after-tax earnings effect for 2001 was a loss of $355 million compared to a loss of $379 million for 2000. Administrative and general expense in 2001 benefited from lower executive compensation expense. Net interest expense was lower by $14 million primarily due to higher capitalized interest on development projects. The 2001 results for the Other category included foreign exchange losses related to financing activities, a $10 million pre-tax contribution to a charitable foundation, higher employee benefit costs and lower earnings from the minerals businesses. The Other category also included lower income tax expense adjustments compared to 2000 and after-tax earnings related to participation payments from the Company's former agricultural products business. The 2000 results for the Other category included a $33 million after-tax charge related to an asset write-down of the Company's Molycorp, Inc. property investment in its Questa, New Mexico, molybdenum mining operation, a $55 million after-tax gain related to payments received in the Company's first reformulated gasoline patent infringement case, a $21 million after-tax insurance recovery, a $7 million after-tax gain from the sale of the Company's graphite business and a $9 million after-tax charge related to the Company's executive stock purchase program. In addition, the 2001 and 2000 results included $95 million and $99 million, respectively, in after-tax provisions for litigation and environmental matters. Activities related to the restructuring plans adopted in 2000, 1999 and 1998 are now complete and no material changes to the costs accrued for the plans were made (see note 7 to the consolidated financial statements in Item 8 of this report for additional information on the restructuring programs).

2000 vs. 1999 - The after-tax earnings effect for 2000 was a loss of $379 million compared to a loss of $249 million for 1999. Administrative and general expense was higher by $7 million, primarily due to higher provisions for employee related bonus and incentive plans. Net interest expense was higher by $7 million primarily due to the consolidation of Northrock debt for the full year 2000, compared with seven months following the initial acquisition of Northrock common shares in May 1999, and the consolidation of Pure debt, since May 2000, and lower capitalized interest, which were partially offset by higher interest income. In 2000, the Other category included lower gains from the sale of real estate properties and lower results from the minerals operations. Further, the 2000 after-tax earnings included $79 million from higher environmental and litigation provisions, $46 million in income tax expense adjustments, the $33 million asset write-down of the Questa mining operation and the $21 million insurance recovery, which was $5 million more than a similar recovery received in 1999. These negative factors in the Other category were partially offset by the $55 million gain related to the Company's RFG patent infringement case.

                               FINANCIAL CONDITION

                                                          At December 31,
                                                   -----------------------------
Millions of dollars except as indicated               2001        2000     1999
--------------------------------------------------------------------------------
 Current ratio (a)                                   0.9:1      1.0:1     1.0:1
 Total debt and capital leases                     $ 2,906    $ 2,506   $ 2,854
 Trust convertible preferred securities                522        522       522
 Stockholders' equity                                3,124      2,719     2,184
 Total capitalization                                6,552      5,747     5,560
 Total debt/total capitalization                        44%        44%       51%
 Floating-rate debt/total debt                           8%         3%       10%
--------------------------------------------------------------------------------

(a) 2001 reflects the acquisition of properties from Forest Oil Corporation and the acquisition of Tethys Energy Inc., both of which were funded with cash on hand.

Cash Flows from Operating Activities

Cash flows from operating activities, including discontinued operations and working capital and other changes, were $2,125 million in 2001, $1,668 million in 2000 and $1,026 million in 1999.

2001 vs. 2000 - Cash flows from operating activities increased by $457 million in 2001 versus 2000. This increase included positive cash flows from reduced working capital and reflected the positive effects of higher worldwide average natural gas prices and higher worldwide natural gas production. Cash flows from operating activities in 2001 also included $70 million for the advance sale of certain domestic trade receivables (see note 12 to the consolidated financial statements in Item 8 of this report for additional information on the sale of trade receivables).


2000 vs. 1999 - Cash flows from operating activities increased by $642 million in 2000 versus 1999. This increase primarily reflected the effects of higher worldwide crude oil and natural gas prices. The 2000 results also included $87 million in payments (net of related costs) received in the Company's reformulated gasoline patent case, a $33 million cash insurance recovery related to prior years environmental issues and the collection of $65 million for the 1999 "take-or-pay" obligation of the Petroleum Authority of Thailand (PTT) due under the sales agreements for gas produced in Myanmar. These positive factors were partially offset by higher estimated income tax payments made during 2000, while 1999 included an income tax refund in Canada. In addition, cash flows from operating activities were negatively impacted by the deliveries made in 2000 under a 1999 advance crude oil forward sale and the cessation, at December 31, 2000, of the sale of certain domestic trade receivables.

Capital Expenditures

                                  Estimated          Years ended December 31,
                                           -------------------------------------
Millions of dollars                  2002         2001         2000         1999
--------------------------------------------------------------------------------
Continuing operations
   Exploration and production
     North America
          Lower 48 (a)                 $ 500     $ 861        $ 628        $ 530
          Alaska                          70        81           34           28
          Canada (b)                     130       113          164          112

     International
          Far East (c)                   590       425          325          321
          Other                          180       148           62          117
--------------------------------------------------------------------------------
   Total exploration and production    1,470     1,628        1,213        1,108
   Trade                                   2         -            1            3
   Midstream                              70        41           16            7
   Geothermal and power operations        18         7           18           21
   Corporate and other                    55        51           40           22
-------------------------------------------------------------------------------
  Total from continuing operations    $1,615   $ 1,727      $ 1,288      $ 1,161
--------------------------------------------------------------------------------
Discontinued operations
   Agricultural products                   -         -           14           10
--------------------------------------------------------------------------------
      Total capital expenditures (d)  $1,615   $ 1,727      $ 1,302      $ 1,171
================================================================================

(a) Excludes in 2001 - $267 million for asset acquisitions from International Paper Company, $173 million for the acquisition of Hallwood Energy Corporation and $113 million for the joint venture properties acquired from Forest Oil Corporation.
(b) Excludes $93 million for the acquisition of Tethys Energy Inc. in 2001 and $161 million in 2000 and $205 million in 1999 for the acquisition of Northrock Resources Ltd.
(c) Excludes $157 million in 2000 for the acquisition of additional interests in Indonesia production sharing contracts.
(d)  Estimated capital expenditures for 2002 exclude major acquisitions.

Forecasted 2002 capital expenditures for the Company are currently expected to decrease by approximately $115 million from the 2001 levels, due to generally lower commodity prices, especially for North American natural gas, and the Company's desire to maintain a strong balance sheet. In 2002, capital expenditures are expected to shift more towards development programs, such as the West Seno project in Indonesia (International - Far East), the Phase I crude oil development project in Azerbaijan (International - Other) and the Mad Dog project in the Gulf of Mexico deep water (North America - Lower 48). Development expenditures are expected to total about $1.15 billion, up from $1.0 billion in 2001. Exploration capital is expected to total about $325 million, down from about $600 million in 2001. The 2002 exploration capital estimate includes spending for delineation drilling at the Trident discovery in the Gulf of Mexico deep water and the Ranggas discovery in deepwater Indonesia. The Company's capital spending plans are reviewed and adjusted periodically depending on current economic conditions, and the Company is prepared to make additional cuts if the commodity price environment weakens.

2001 vs. 2000 - Capital expenditures increased by 33 percent in 2001 from 2000. The higher capital expenditures in 2001 were primarily due to higher exploratory expenditures and property acquisitions in the Gulf of Mexico and Brazil (International - Other), higher development expenditures in Indonesia and Thailand (International - Far East) and higher expenditures by the Company's Pure subsidiary (Lower 48).

2000 vs. 1999 - Capital expenditures increased by 11 percent in 2000 from 1999. The increase was primarily due to higher capital expenditures by Pure, higher development expenditures in Thailand and higher producing property acquisitions in Canada and the Gulf of Mexico. These increases were partially offset by lower deepwater exploration in the Gulf of Mexico, lower deepwater exploration in Indonesia and lower exploration capital in Bangladesh (International - Other).

Major Acquisitions

In 2001, the Company formed a 50-50 venture with Forest Oil Corporation related to certain oil and gas properties located in the central Gulf of Mexico. Under the terms of this transaction, the Company acquired a portion of proved reserves and current production for approximately $113 million. Other major acquisitions included Pure's acquisition of properties from International Paper Company for $267 million, Pure's cash outlay of $173 million for the acquisition of all the shares of Hallwood Energy Corporation and Northrock's cash outlay of $93 million for the acquisition of all the shares of Tethys Energy Inc. (see note 3 to the consolidated financial statements in Item 8 of this report).

In 2000, the Company acquired additional interests in the Makassar Strait and Rapak production-sharing contracts in Indonesia for $157 million. The Company also acquired the remaining common shares of Northrock, which it did not already own, for a cash cost of approximately $161 million. This acquisition was accounted for as a purchase.

In 1999, the Company acquired an approximate 48 percent controlling interest in Northrock for approximately $205 million.


Asset Sale Proceeds

In 2001, pre-tax proceeds from asset sales, including those classified as discontinued operations, were $106 million. The proceeds included a $25 million payment related to the Company's sale of its former West Coast refining, marketing and transportation assets, which were sold to Tosco Corporation ("Tosco") in 1997 (see note 4 to the consolidated financial statements in Item 8 of this report), $63 million from the sale of certain oil and gas properties, primarily in the U.S. Gulf of Mexico, and $18 million from the sale of real estate and other assets.

In 2000, pre-tax proceeds from asset sales, including discontinued operations, were $551 million. The proceeds included $242 million (net of closing costs) received from the sale of the agricultural products business, $80 million from the sale of the Company's graphite business, $71 million from the sale of securities (received as part of the consideration for the agricultural products sale) and $25 million received from Tosco related to the sale of the Company's former West Coast refining, marketing and transportation assets. The proceeds also included $74 million from the sale of U.S. oil and gas properties and $59 million from the sale of real estate and other assets.

In 1999, pre-tax proceeds from asset sales, including discontinued operations, were $238 million. The proceeds consisted of $101 million from the sale of the Company's interest in a geothermal production operation at The Geysers in Northern California, $77 million from the sale of surplus real estate properties and $29 million from the sale of certain oil and gas properties. Pre-tax proceeds also included $31 million received from Tosco associated with the aforementioned sale of the Company's West Coast refining, marketing and transportation assets.

Long-term Debt and Other Financial Commitments

The Company's long-term debt at year-end 2001, including the current portion, increased by $400 million from $2.51 to $2.91 billion. This increase primarily reflects the borrowings made by Pure to fund its acquisition of properties from International Paper Company and its purchase of Hallwood Energy Corporation. The increase in Pure's debt, none of which is guaranteed by Unocal or Union Oil, was partially offset by the Company's retirement of $67 million of maturing medium-term notes and $39 million of maturing 8.75 percent notes.

The Company's long-term debt at year-end 2000, including the current portion, decreased by $348 million from $2.85 billion in 1999 to $2.51 billion. This decrease primarily reflected the retirement of $125 million of commercial paper borrowings, the repayment of $65 million of maturing 9.75 percent notes, the repayment of all $60 million of the outstanding borrowing under the Company's previous $1 billion bank credit agreement, the retirement of $55 million in maturing medium-term notes and the repayment of about $100 million of Northrock's consolidated debt. These decreases were partially offset by the consolidation of $68 million of Pure debt.

In February 2002, the Company redeemed $35 million and $40 million in senior U.S. dollar-denominated notes, which bore interest of 6.54 and 6.74 percent, respectively. The two notes had been issued by the Company's Northrock subsidiary.

In 2001, the Company replaced its $1 billion bank credit agreement with two new revolving credit facilities totaling $1 billion. One of these credit facilities is a $400 million 364-day credit agreement and the other credit facility is a $600 million 5-year credit agreement. The credit facilities provide for the termination of their loan commitments and require the prepayment of all outstanding borrowings in the event that (1) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of the Company's board of directors, at least a majority of which are continuing directors, or (2) if continuing directors shall cease to constitute at least a majority of the board. The bank credit agreements do not have a drawdown restriction or a prepayment obligation in the event of a credit rating downgrade.

Based on current commodity prices and current development projects, the Company does not expect cash generated from operating activities, asset sales and cash on hand in 2002 to be sufficient to cover its operating and capital spending requirements and to meet dividend payments. The Company has substantial borrowing capacity to enable it to meet anticipated and unanticipated cash requirements. The Company relies on the commercial paper market on an interim basis, its accounts receivable securitization program and its revolving credit facility to cover short-term borrowing requirements. The Company also has in place a universal shelf registration statement with an unutilized balance of approximately $739 million, which can be issued as debt and/or equity securities, depending on the Company's needs and market conditions. From time to time, the Company may also look to fund some of its long-term projects using other financing sources, including multilateral and bilateral agencies.

Maintaining investment-grade credit ratings is a significant factor in the Company's ability to raise short-term and long-term financing. The Company currently has a BBB+ / Baa1 credit rating. As outlined in the tables below, the Company does not believe it has a significant liquidity exposure in the event of a credit rating downgrade.

The following tables outline the Company's various financial contractual obligations and commitments:

                                                        Payments Due by Period
                                               ---------------------------------------
                                                        Less than     1-5       After
Contractual Obligations (millions of dollars)     Total   1 Year     Years     5 Year        Credit Rating Triggers
---------------------------------------------- ---------------------------------------  ------------------------------------

Unocal bonds, notes and other debt (a)          $ 2,319   $ 191      $ 927   $ 1,201     None
---------------------------------------------- ---------------------------------------  ------------------------------------
Pure's notes - not guaranteed by Unocal (b)         350       -                  350     None
---------------------------------------------- ---------------------------------------  ------------------------------------
Pure's various lines of credit -                    239       6        233         -     Interest rate varies marginally for
not guaranteed by Unocal (b)                                                             $275 million line of credit based
                                                                                         on Pure's rating
---------------------------------------------  ---------------------------------------  ------------------------------------
Trust convertible preferred securities (c)          522       -          -       522     None
---------------------------------------------  ---------------------------------------  ------------------------------------
Non - cancelable operating leases (d)               540     148        356        36     None
---------------------------------------------  ---------------------------------------  ------------------------------------
Minority interest transaction (e)                   253       3          -       250     If rating less than Ba1 or BB+;
                                                                                         priority return paid to investor
                                                                                         increases approx. 2 percent and
                                                                                         Unocal must provide $250 million in
                                                                                         cash collateral or letter of credit
---------------------------------------------  ---------------------------------------  ------------------------------------
Receivable securitization program (f)               70      70          -         -      Sales of receivables prohibited if
                                                                                         rating below Baa3 or BBB-
---------------------------------------------  ---------------------------------------  ------------------------------------
Derivatives - net (g)                               14       7          7         -      Approximately $7 million would
  (Inc1uding interest rate, foreign                                                      require collateral if rating
   exchange rate and hydrocarbon derivatives)                                            drops below Baa3 or BBB-
---------------------------------------------  ---------------------------------------  ------------------------------------
Forward gas sale (h)                                85      12         60        13      None
---------------------------------------------  ---------------------------------------  ------------------------------------
Subsidiary stock subject to repurchase (i)          70       -          -        70      None
---------------------------------------------  ---------------------------------------  ------------------------------------

(a) The Company has the intent and ability to refinance the portion of debt due within one-year. See note 17 for further detail on the Company's long-term debt.
(b) See note 17 for further detail on the debt of the Company's Pure subsidiary.
(c)  See note 23 for further detail on the trust convertible securities.
(d)  See note 5 for further detail on non-cancelable operating leases.
(e) Refers to capital raised through a transaction where Unocal contributed certain assets to a limited partnership. A third party investor contributed $250 million in cash to the partnership for a limited partnership interest. The partnership is included in Unocal's consolidated financial statements as Unocal is the general partner and controls the entity. The limited partner's interest is reflected as a minority interest liability in Unocal's consolidated financial statements. See note 21 for a further discussion of this arrangement.
(f) As more fully described in note 12, a non-consolidated Unocal subsidiary had sold $70 million in accounts receivable to an outside entity for cash. Unocal's accounts receivable have been reduced by this amount.
(g)  See discussion in Item 7A and note 27 for further detail on derivatives.
(h) Represents future sales of natural gas for which Unocal received an advance payment. The balance is reduced as deliveries are made over the term of the agreement that extends through 2008. See note 20 for a further discussion of this transaction. Obligation is fully hedged, eliminating fixed price risk exposure.
(i) See discussion in note 22 regarding Pure's employment and severance agreements.

                                                  Amount of Commitment Expiration
                                               ---------------------------------------
Other Financial Commitments                         Less than     1-5       After                Recourse &
 (millions of dollars)                           Total   1 Year     Years     5 Year           Credit Rating Triggers
---------------------------------------------- ---------------------------------------  ------------------------------------

Unocal 5-year credit agreement - no
  balance outstanding                          $   600   $   -      $ 600   $     -      Interest rate varies marginally
                                                                                         based on rating. Ratings downgrade
                                                                                         does not prevent drawdown or
                                                                                         require pre payment and the 364-day
                                                                                         credit agreement allows Company to
Unocal 364-day credit agreement - no               400     400          -         -      extend term yearly for an additional
  balance outstanding                                                                    364-day period.
---------------------------------------------- ---------------------------------------  ------------------------------------
Pure's 3-year line of credit -                                                           Interest rate varies marginally
  not guaranteed by Unocal -                                                              on rating
   $175 million outstanding                        275       -        275         -
---------------------------------------------- ---------------------------------------  ------------------------------------
Pure's 5-year line of credit -
  not guaranteed by Unocal -
   $58 million outstanding                         235       -        235         -      None
---------------------------------------------- ---------------------------------------  ------------------------------------
Pure's working capital line of credit -
  not guaranteed by Unocal -
   $6 million outstanding                           10      10          -         -      None
---------------------------------------------- ---------------------------------------  ------------------------------------
Standby letters of credit (a)(b)                    41      41          -         -      None - one year term
---------------------------------------------  ---------------------------------------  ------------------------------------
Unocal other guarantees(a)                         370     370          -         -      Approx. $150 million would require
                                                                                         bonds, letter of credit or trust
                                                                                         funds if below Baa3 or BBB-
---------------------------------------------  ---------------------------------------  ------------------------------------
Performance bonds including Pure's                 280     259          -        21      None - during one year term
 (Unocal bonds with indemnity) (a)(c)
---------------------------------------------  ---------------------------------------  ------------------------------------
Guaranteed debt of equity investees                 72      46          -        26      Unocal guarantees are limited;
                                                                                         $46 million expiring June 2002
---------------------------------------------  ---------------------------------------  ------------------------------------
Non-guaranteed debt of equity investees              -       -          -         -      None
---------------------------------------------  ---------------------------------------  ------------------------------------

(a)  Majority of letters of credit, guarantees and performance bonds are renewed yearly.
(b)  Excludes a letter of credit of $15 million  for which a liability  has been recognized on the balance sheet in other current liabilities.
(c)  Excludes  $85  million  of a  performance  bond for  which a  liability  is included  on the  balance  sheet in other  current  liabilities  and  other deferred credits.

In the normal course of business, the Company has performance obligations that are supported by surety bonds or letters of credit. These obligations primarily cover self insurance, site restoration and dismantlement, or other programs where governmental organizations require such support. At December 31, 2001, the Company had in place various surety performance bonds aggregating $280 million, including $11 million related to Pure (see table above). The surety bonds included $152 million related to two bonds acquired by the Company's Molycorp subsidiary for its Questa, New Mexico, molybdenum mine (see note 22 of the consolidated financial statements in Item 8 of this report). The Company also had approximately $41 million in standby letters of credit (see table above).

In addition, the Company had various other guarantees for approximately $370 million. Approximately $150 million of the $370 million amount in guarantees would require the Company to obtain a bond or letter of credit, or set up a trust fund, if its credit rating drops below Baa3 or BBB-.

The Company has certain investments in entities that it accounts for under the equity method, such as Colonial Pipeline Company (see note 14 to the consolidated financial statements in Item 8 of this report). These entities have approximately $1.8 billion of their own debt obligations that are either fully non-recourse to the Company or the recourse is limited. Of the total $1.8 billion in equity investee debt, $1.1 billion belongs to the Colonial Pipeline Company, in which Unocal holds a 23.44 percent equity interest. The Company guarantees only $72 million of the total $1.8 billion debt obligation (see table above). Approximately $46 million of the $72 million in debt guarantees will be expiring in June 2002. The Company also has other contingent liabilities with respect to certain of these entities which on the basis of management's best assessment, are not expected to have a material adverse impact on the Company's consolidated financial condition or liquidity.

The Company has a 50 percent interest in an affiliate, Dayabumi Salak Pratama, Ltd. (DSPL), a company which sells electricity generated from geothermal steam in Indonesia, that it accounts for under the equity method. Unocal made an initial $8 million equity investment in this entity and has outstanding advances of $219 million covering steam sales. At December 31, 2001, DSPL had outstanding third party debt of approximately $200 million. This debt is non-recourse to the Company. The Company's Indonesian geothermal business has certain outstanding receivables from DSPL (see the discussion under Geothermal and Power Operations in the Outlook section of Management's Discussion and Analysis through xx). Management believes that even if the debt obligations of DSPL were required to be recorded on the balance sheet of the Company, due to any future changes in accounting rules, the amounts would not have a material impact on the Company's liquidity.

The Company has also committed approximately $200 million for its portion of the development costs for the Mad Dog discovery in the deepwater Gulf of Mexico. In addition, the Company has committed up to $310 million for its share of the costs to develop the Azerbaijan International Operating Company (AIOC)'s Phase I of offshore oil reserves in the Caspian Sea as well as approximately $320 million to develop the West Seno field, offshore East Kalimantan in Indonesia.

                     Critical Accounting and Other Policies

In December 2001, the Securities and Exchange Commission (SEC) issued a release regarding the selection and disclosure of "critical accounting policies and practices" by public companies. The SEC encouraged companies to include in the Management's Discussion and Analysis (MD&A) section a discussion of the effects of critical accounting policies applied, the judgments made in their application, and the likelihood of materially different reported results if different assumptions were to prevail. The following discussion represents management's view of accounting policies and practices that are critical for the Company.

Oil and Gas Accounting - The Company follows the successful efforts method of accounting for its oil and gas activities. This accounting principle, among other things, requires that the capitalized costs for proved oil and gas properties be amortized on the basis of oil-equivalent barrels that are produced in a period as a percentage of the total estimated proved reserves. If reserve estimates are revised downward, earnings could be affected by higher depreciation and depletion expense or an immediate write-down of the property's book value (see impairments discussion below). Another element that is critical and could cause material fluctuations in earnings relates to the disposition of exploratory oil and gas well expenditures under successful efforts accounting. If an exploratory well results in discovery of commercial reserves, the well investment is transferred to proven properties at the time reserves are booked. Exploratory wells that are non-commercial are expensed as dry hole costs. The carrying values of exploratory leasehold interests are regularly assessed. The amortization of such costs is provided over the shorter of the exploratory program or contract holding period based on exploration experience and management's judgment as to local market conditions and other factors.

Oil and Gas Reserves - Estimates of physical quantities of oil and gas reserves are determined by Company engineers and in some cases by third-party experts. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Significant portions of the Company's undeveloped reserves, principally in offshore areas, require the installation or completion of related infrastructure facilities such as platforms, pipelines, and the drilling of development wells. Proved reserve quantities exclude royalty and other interests owned by others. The Company reports all reserves held under production-sharing contracts (PSCs) utilizing the "economic interest" method, which excludes host country shares. Estimated quantities for PSCs reported under the "economic interest" method are subject to fluctuations in the price of oil and gas and recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. This change would be partially offset by a change in the Company's net equity share.

Impairment of Assets -- Oil and gas developed and undeveloped properties are regularly assessed for possible impairment, generally on a field-by-field basis where applicable, using the estimated undiscounted future cash flows of each field. Impairment losses are recognized when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field. The measurement amount to be recorded is based on expected discounted future cash flows. The expected future cash flows are estimated based on management's plans to continue to produce and develop proved and associated risk-adjusted probable and possible reserves. Expected future cash flows from the sale or production of reserves are calculated based on management's best estimate of future oil and gas prices using market-based information. The estimated future level of production is based on assumptions surrounding future commodity prices, lifting and development costs, field decline rates, market demand and supply, the economic regulatory climates and other factors. See note 6 to the consolidated financial statements in Item 8 of this report for details on impairments.

Environmental and Litigation - Company management also makes judgments and estimates pursuant to applicable accounting rules in recording costs and establishing reserves for environmental clean-up and remediation and potential costs of litigation matters. For environmental reserves, actual costs can differ from estimates because of changes in laws and regulations, discovery and analysis of site conditions and changes in clean-up technology. For additional details, refer to the ensuing "Environmental Matters" discussion and notes 18 and 22 to the consolidated financial statements in Item 8 of this report. Actual litigation costs can vary from estimates based on the facts and circumstances in the application of laws in the individual cases.


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

                                    Estimated        Years Ended December 31,
                                               ---------------------------------
Millions of dollars                  2002         2001        2000         1999
--------------------------------   --------    --------    --------    ---------
Environmental related
 capital expenditures
   Continuing operations             $25          $19         $ 15         $ 11
   Discontinued operations           -             -             2            1

Environmental related capital expenditures include additions and modifications to Company facilities to mitigate and/or eliminate emissions and waste generation. Most of these capital expenditures are required to comply with federal, state, local and foreign laws and regulations.

Amounts recorded for environmental related expenses were approximately $175 million in 2001, $160 million in 2000 and $70 million in 1999. Environmental expenses include provisions for remediation and operating, maintenance and administrative expenses that were identified during the Company's ongoing review of its environmental obligations. The higher 2001 expenses were due partially to additional remediation provisions recorded for the cleanup of service station sites, distribution facilities and Central California oil and gas fields formerly operated by the Company. Higher 2001 expenses were also due to additional provisions that were recorded for remediation liabilities related to agricultural chemical sites sold by the Company in 1993. The higher 2000 expenses were due primarily to additional remediation provisions recorded for sites of the Company's Molycorp subsidiary, closed sites in Central California and refining, marketing and distribution sites that were sold in 1997.

At December 31, 2001, the Company's reserve for environmental remediation obligations totaled $237 million, of which $124 million was included in current liabilities. The total amount is grouped into the following four categories:

Reserve Summary
                                               At December 31,
                                               ---------------
Millions of dollars                                     2001
--------------------------------------------------------------
   Superfund and similar sites                          $ 12
   Active company facilities                              40
   Company facilities sold with retained liabilities
     and former company-operated sites                    98
   Inactive or closed company facilities                  87
--------------------------------------------------------------
      Total reserves                                   $ 237
==============================================================

                                      -44-

Superfund and similar sites - At year-end 2001, Unocal had received notification from the U.S. Environmental Protection Agency that the Company may be a potentially responsible party (PRP) at 26 sites and may share certain liabilities at these sites. In addition, various state agencies and private parties had identified 28 other similar PRP sites that may require investigation and remediation. Of the total, the Company has denied responsibility at two sites and at another five sites the Company's liability, although unquantified, appears to be de minimis. The total also includes 17 sites, which are under investigation or litigation, for which the Company's potential liability is not presently determinable. At another two sites, the Company has made settlement payments and is in the final process of resolving its liabilities. Of the remaining 28 sites, where probable costs can be estimated, reserves of $12 million have been established for future remediation and settlement costs.

These 54 sites exclude 105 sites where the Company's liability has been settled, or where the Company has no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

Unocal does not consider the number of sites for which it has been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, the Company is usually just one of several companies designated as a PRP. The Company's ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors as discussed in note 22 to the consolidated financial statements in Item 8 of this report. The solvency of other responsible parties and disputes regarding responsibilities may also impact the Company's ultimate costs.

Active Company facilities - The Company has a reserve of $40 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. Also included in this category are the Questa molybdenum mine in New Mexico and the Mountain Pass, California, lanthanide facility, both operated by the Company's Molycorp subsidiary.

Company facilities sold with retained liabilites and former Company-operated sites - Company facilities sold with retained liabilities include certain sites of the Company's former West Coast refining, marketing and transportation business sold in March 1997, auto/truckstop facilities, industrial chemical and polymer sites and agricultural chemical sites. In each sale, the Company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The reserves represent presently estimated future costs for investigation/feasibility studies and identified remediation work as a result of claims made by buyers of the properties. Former Company-operated sites include service stations, distribution facilities and oil and gas fields that were previously operated but not owned by the Company. The Company has an aggregate reserve of $98 million for this category.

Inactive or closed Company facilities - Reserves of $87 million have been established for these types of facilities. The major sites in this category are the former Guadalupe field site, Molycorp's Washington and York facilities in Pennsylvania and a former refinery in Beaumont, Texas.

The Company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), as amended, the Resource Conservation and Recovery Act (RCRA) and laws governing low level radioactive materials. Under these laws, the Company is subject to possible obligations to remove or mitigate the environmental effects of the disposal or release of certain chemical, petroleum and radioactive substances at various sites. Corrective investigations and actions pursuant to RCRA are being performed at the Company's Beaumont, Texas facility, the Company's closed shale oil project, a former agricultural chemical facility in Corcoran, California and Molycorp's Washington, Pennsylvania facility. In addition, Molycorp is required to decommission its Washington and York facilities in Pennsylvania and its Louviers, Colorado facility pursuant to the terms of their respective radioactive source materials licenses and decommissioning plans.

The Company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities and for decommissioning costs at facilities that are under radioactive source materials licenses. Pursuant to a 1998 settlement agreement between the Company and the State of California and the subsequent Stipulated Judgment entered by a Superior Court, the Company must provide financial assurance for anticipated costs of remediation activities at the Guadalupe Oil Field in California. Also, pursuant to a 1995 settlement agreement between Molycorp and the California Department of Toxic Substances Control (and subsequent Final Judgment entered by a Superior Court), the Company must provide financial assurance for anticipated costs of disposing certain wastes, as well as closing facilities associated with the handling of those wastes, at Molycorp's Mountain Pass, California, facility. Because these costs will be incurred at different times and over a period of many years, the Company believes that these obligations are not likely to have a material adverse effect on the Company's results of operations or financial condition.

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

The Company has estimated, to the extent that it was able to do so, that it could incur approximately $260 million of additional costs in excess of the $237 million accrued at December 31, 2001. The amount of such possible additional costs reflects, in most cases, the high end of the range of costs of feasible alternatives identified by the Company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because at a large number of sites the Company is not yet in a position to estimate all, or in some cases any, possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, in some cases, substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties. The Company has posted various bonds and letters of credit for environmental obligations. A complete discussion on these types of financial commitments can be found under "Long-term Debt and Other Financial Commitments" in MD&A.
Also see notes 18 and 22 to the consolidated financial statements in Item 8 of this report for additional information on environmental related matters.

                                     OUTLOOK

The Company is focused on striking the right balance between near-term returns and long-term value added growth from its exploration portfolio. The Company intends to accomplish this by maintaining strict discipline in its capital spending. In total, more than 90 percent of the capital spending plan targets oil and gas exploration and production projects. The Company will also closely manage its operating and administrative costs. This is expected to help the Company keep its balance sheet strong for maximum financial flexibility.

Volatile energy prices are expected to continue to impact financial results in the year 2002. The Company expects energy prices to remain volatile due to changes in climate conditions, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC, current and future worldwide political instability and security and other factors.

The economic situation in Asia, where most of the Company's international activity is centered, is still recovering. In Thailand and Indonesia, demand for electricity continues to increase. In Indonesia, the economic situation is slowly recovering. The Company believes that the governments in the region are committed to undertaking the reforms and restructuring necessary to enable their nations to continue their recoveries from the downturn.

The Company estimates that net worldwide daily production for 2002 will be essentially the same as the 504,000 barrels-of-oil equivalent (BOE) per day level achieved in 2001. The Company expects its net earnings per share to be between $1.40 to $1.50 in 2002. The forecast for full-year 2002 earnings assumes average NYMEX benchmark prices of $23.25 per barrel of crude oil and $2.80 per million British thermal units (MMBtus) for North America natural gas. These price assumptions are based on year-to-date actual prices and the NYMEX strip for the remainder of the year. Earnings are expected to change 16 cents per share for every $1 change in the Company's average worldwide realized price for crude oil and 8 cents per share for every 10-cent change in the Company's average realized North America natural gas price. The forecast also includes pre-tax dry hole costs of $110 to $120 million (64% to 61% success rate). Net earnings are expected to change 8 cents per share for each 10 percent change in the overall success rate of the Company's exploration drilling program.

U.S. Lower 48: The Company plans to continue to optimize its production portfolio on the Gulf of Mexico shelf by shifting its exploration focus to deeper, more subtle plays, with significantly higher resource potential and where the Company has significant competitive advantages. The Company also plans to pursue selective acquisitions, farm-in and farm-out opportunities in 2002. In the Gulf of Mexico deep water, the Company plans to continue its appraisal of the Trident discovery and prepare to drill another appraisal well later in 2002. The Company plans to put significant effort into analyzing deepwater development options, including the likely use of Floating Production Storage and Off-Loading
(FPSO) technology. In 2002, the Company anticipates reviewing additional opportunities to drill in new ultra-deep prospects. Development of the Mad Dog discovery is scheduled to continue throughout 2002.

In 2001, the Company signed a sublease agreement with a third party for the Discoverer Spirit drillship for a minimum period of 200 days. The third party is responsible for making the lease payments directly to the lessor during the sublease period. The subleasing is expected to give the Company increased flexibility and the opportunity to optimize the use of the ship.

Alaska: The Company's discovery of significant gas resources on Alaska's Kenai Peninsula is expected to support the establishment of a new gas business to serve commercial and utility customers in south central Alaska. The Company has established a large acreage position in the South Kenai gas trend and plans to participate in the drilling and testing of eight wells, including five wells in the Ninilchik Unit and three wells on the other Unocal prospects by the end of 2002. Based on program results, the Company and its partner expect to have sufficient gas resources to support construction of the proposed Kenai-Kachemak pipeline. The two companies formed Kenai Kachemak Pipeline LLC to develop a natural gas pipeline that would connect the new producing area with the existing south central Alaska pipeline system. First production is anticipated to occur in late 2003. The Company signed a contract to sell up to 450 billion cubic feet of natural gas to an affiliate of ENSTAR Natural Gas Company beginning in January 2004. ENSTAR distributes natural gas to Anchorage, the Matanuska-Susitna Valley, and the Kenai Peninsula. The Regulatory Commission of Alaska approved the Unocal-ENSTAR gas contract in December 2001.

Thailand: The Company expects its Thailand operations to continue to perform strongly. Gas demand in Thailand continues to be strong. The Company anticipates domestic natural gas consumption to increase in 2002 about 5 percent over 2001. The Company expects net production levels in its Thailand operation to average about 580 mmcf/d in 2002. In 2002, the average natural gas sales price from the Company's Gulf of Thailand production is expected to be about $2.43 per mcf, or 3 percent higher than in 2001. At the present time, the Company is in discussions with the government of Thailand regarding its request to lower the price of natural gas from most of the current contracts.

The Company plans to drill about 13 exploration wells and over 200 development wells in the Gulf of Thailand in 2002. The Company intends to continue the development of its new crude oil fields in the Gulf of Thailand. Initial production from the Plamuk field began in 2001. The Company expects production from the Plamuk, Yala and Surat fields to reach 15 MBbl/d (gross) in 2002.

Myanmar: The Yadana gas project is now producing near its contract level of 525 mmcf/d. This production displaced some of the volumes of gas that PTT is taking from the Company's Gulf of Thailand operations. The Company expects that gas sales from its Myanmar operations will remain essentially unchanged in 2002 from the 2001 levels.

Indonesia: The Company will continue its development of the deepwater West Seno field in 2002. The Company expects first production from West Seno in 2003. Gross production is expected to reach 60 MBbl/d of crude oil and 150 mmcf/d of natural gas in 2005 with the second phase of development. The Company holds a 90 percent working interest in the Makassar Strait PSC area where the West Seno field is located. The Company will also continue to appraise the Ranggas discovery in the Rapak PSC area and the Gendalo, Gandang and Gula discoveries in the Ganal PSC area offshore East Kalimantan. The Company plans to drill four to eight wells to further delineate the Ranggas discovery in its next phase of drilling and plans to test at least two adjacent prospects. The company expects to determine commerciality and the size of the production facilities in this second drilling phase. The Company also had a successful appraisal well on the Gendalo-Gandang discovery in the Ganal PSC. The well was successfully tested, and the Company is encouraged by the significant natural gas and condensate rates tested from the well and the field's potential. The Gendalo #3 well flowed at a daily rate of 30 mmcf/d of natural gas and 2 MBbl/d of condensate, and the well encountered 102 feet of net pay. The well is located 2.8 miles east of the Gendalo #2 discovery well in the central portion of the Gendalo-Gandang gas field. Another appraisal well, Gandang #2, was drilled in the northern portion of the Gendalo-Gandang gas field. The Gandang #2 well encountered 185 feet of net gas pay. The Gandang #2 well is located 2.2 miles south of the Gandang #1 well discovery well. The Company is the operator of the Ganal PSC and holds an 80 percent working interest.

AIOC: The AIOC consortium, in which the Company has a 10.28 percent working interest, will be engaged in the "Phase I" portion of the development of oil reserves in the Caspian Sea offshore Azerbaijan. This phase of the project will develop 1.5 billion barrels of proved crude oil reserves. Phase I production is expected to commence in late 2004 and is expected to peak at approximately 360 MBbl/d.

Bangladesh: The Company continues to work with the government of Bangladesh and Petrobangla to develop additional reserves and open up the export of natural gas to energy-hungry markets in neighboring India. At December 31, 2001, the Company's business unit in Bangladesh had a gross receivable balance of approximately $31 million relating to invoices billed for natural gas and condensate sales to Petrobangla. Approximately $27 million of the outstanding balance represented past due amounts and accrued interest for invoices covering June 2001 through December 2001. In 2002, payments have been received for natural gas and condensate sales covering billings for June and July 2001 and a portion of August 2001. Generally, invoices, when paid, have been paid in full. The Company is working with Petrobangla and the government of Bangladesh regarding the collection of the outstanding receivables.

China: During the past five years, Unocal has worked with China National Offshore Oil Corporation, China New Star Petroleum Corporation, the Shanghai Municipality and the State Planning Commission to promote appraisal and development of natural gas resources in the Xihu Trough, off the coast of Shanghai, in the East China Sea. Unocal believes the area could contain significant amounts of recoverable natural gas. The Company expects to be part of the group that enters an agreement to proceed with this development project in 2002.

Brazil: The Company expects to participate in the drilling of one wildcat exploration well in 2002 on the BES-2 Block in which it holds a 30 percent working interest. The Company also is expecting to drill a well in late 2002 or early 2003 in the BM-ES-2 Block, where it holds a 40.5 percent working interest. In February 2002, the Company signed an agreement to acquire a 25 percent non-operating working interest in the exploration block BM-ES-1 in the Espirito Santo basin. The block covers 670,000 acres and is approximately 93 miles offshore in water depth from 4,900 to 9,000 feet. The first well on this block is scheduled to be drilled in the second half of 2002.

Midstream: The Company owns varying interests in natural gas storage facilities in Texas and west-central Canada. Construction of the Keystone Gas Storage Project in West Texas is proceeding on schedule. The project is slated to begin storage operations in 2002 with initial storage capacity of 3 billion cubic feet. The Company holds a 100 percent interest in the project. The Company will also be involved in the construction of the main export pipeline between the cities of Baku in Azerbaijan and Ceyhan in Turkey, which will transport future AIOC crude oil production to market.

Geothermal and Power Operations: As of December 31, 2001, the Company's Indonesian Geothermal business unit had a gross receivable balance of approximately $406 million. Approximately $170 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $167 million represented past due amounts and accrued interest resulting from partial payments for March 1998 through December 2001. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $236 million is primarily related to Salak electric generating Units 4, 5 and 6. Provisions covering portions of these receivables have been recorded from 1998 through 2001. Efforts to renegotiate geothermal steam sales and electrical energy sales contracts at Gunung Salak in Indonesia are continuing. The Company believes that significant progress has been made towards an agreement that is acceptable to all parties to resolve the issues.

In 2001, the Philippine government passed a new power law. This new law, which requires the eventual privatization of the National Power Corporation (NPC)'s assets, will impact the Company's ongoing negotiations with NPC.

Other Matters:

The Company has entered into eight licensing agreements that grant motor gasoline refiners, blenders and importers (including CITGO Petroleum Corporation, Tesoro Petroleum Corporation and units of The Williams Companies, Inc.) the right to make reformulated gasolines using formulations patented by the Company. The terms of the licensing agreements are confidential. The Company continues to negotiate with other refiners, blenders and importers on licensing agreements for the Company's gasoline patents (see also the discussion under "Patents " under Items 1 and 2 - "Business and Properties" of this report).

In 2002, the Company will continue its remediation efforts at various sites. The amount of cash expenditures for remediation work expected to be performed in 2002 is expected to be approximately $124 million. Provisions for these expenditures are included in the Company's environmental reserve (see also the discussion under "Environmental Matters" in MD&A).

Over the past few months, the Company and the purchaser of the Company's agricultural business, sold in 2000, have been engaged in discussions involving various aspects of the transaction and the obligations of the parties under the purchase and sale agreement. During February and March 2002, the Company and purchaser have engaged in discussions and negotiations in an attempt to resolve all outstanding differences between the two companies.


                            FUTURE ACCOUNTING CHANGES


In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses accounting for goodwill and identifiable intangible assets subsequent to their initial recognition, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also eliminates amortization of the excess of cost over the underlying equity in the net assets of an equity method investee that is recognized as goodwill. In the first quarter of 2002, the Company will adopt SFAS No. 142 and does not expect the adoption of the statement to have a material effect on its financial position or results of operations.

In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was also issued by the FASB. It is effective for fiscal years beginning after June 15, 2002, and it requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, as a capitalized cost of the long-lived asset and to depreciate it over the useful life of the asset. The Company is currently in the process of evaluating the impact that SFAS No. 143 will have on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS. No. 144 to have a material effect on its financial position or results of operations.

Other proposed accounting changes considered from time to time by the FASB, the U.S. SEC, the American Institute of Certified Public Accountants and the United States Congress could materially impact the Company's reported financial position and results of operations.

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

This report contains forward-looking statements and from time to time in the future the Company's management or other persons acting on the Company's behalf may make, in both written publications and oral presentations, additional forward-looking statements to inform investors and other interested persons of the Company's estimates and projections of, or increases or decreases in, amounts of future revenues, prices, costs, earnings, cash flows, capital expenditures, assets, liabilities and other financial items. Certain statements may also contain estimates and projections of future levels of, or increases or decreases in, crude oil and natural gas reserves and related finding and development costs, potential resources, production and related lifting costs, sales volumes and related prices, and other statistical items; plans and objectives of management regarding the Company's future operations, projects, products and services; and certain assumptions underlying such estimates, projections, plans and objectives. Such forward-looking statements are generally accompanied by words such as "estimate", "projection", "plan", "target", "goal", "forecast", "believes", "expects", "anticipates" or other words that convey the uncertainty of future events or outcomes.

While such forward-looking statements are made in good faith, forward-looking statements and their underlying assumptions are by their nature subject to certain risks and uncertainties and their outcomes will be influenced by various operating, market, economic, competitive, credit, environmental, legal and political factors. Certain of such factors, set forth elsewhere in this report, are important factors that could cause actual results to differ materially from those expressed in the forward-looking statements. See the discussions of the decline in production from the Company's Muni field in the Gulf of Mexico under "Exploration and Production--North America--U.S. Lower 48--Gulf of Mexico Shelf and Onshore (Excluding Pure Resources, Inc.)" in combined Item 1 and 2 - "Business and Properties" of this report; the discussions of the negotiations with respect to the levels of natural gas and crude oil production from the Gulf of Thailand and natural gas contract prices under "Exploration and Production--International--Thailand" in Items 1 and 2 and under Outlook--Thailand" above in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A); the discussion of the effort by the Company's Philippine Geothermal, Inc., subsidiary to settle a contract dispute under "Geothermal and Power Operations" in Items 1 and 2; the discussion of negotiations, legal issues and related uncertainties involving the Company's patents for formulations of cleaner-burning gasolines under "Patents" in Items 1 and 2 and under "Outlook--Other Matters" above in MD&A; the discussions under "Government Regulations" and "Environmental Regulations" in Items 1 and 2; the discussions of certain lawsuits and claims, including tax matters, in "Item 3--Legal Proceedings" and in note 22 to the consolidated financial statements in
Item 8 of this report, which note also contains a discussion of certain other contingent liabilities and commitments; the presentation and discussion of the Company's estimated 2002 capital expenditures under "Financial Condition--Capital Expenditures" above in MD&A; the discussion of the Company's need to borrow to meet a portion of its projected 2002 cash requirements, together with the available sources of borrowings and the related importance of maintaining the Company's investment-grade credit ratings, under "Long-term Debt and Other Financial Commitments" above in MD&A; the discussion of various of the Company's financial and other obligations and commitments under "Long-term Debt and Other Financial Commitments" above in MD&A; the discussion of the Company's critical accounting policies [and practices] under "Critical Accounting and Other Policies" above in MD&A; the discussions of the Company's reserves for and possible additional costs of remediation and other environment-related expenditures and expenses under "Environmental Matters" above in MD&A and in notes 18 and 22 to the consolidated financial statements; the discussion of the anticipated continued volatility of energy prices in 2002 under "Outlook" above in MD&A; the assumptions underlying the Company's forecasts of its 2002 aggregate oil and gas production levels and after-tax earnings per share under "Outlook" above in MD&A; the Company's sublease of its Discoverer Spirit drillship to a third party and the party's responsibility for the lease payments during the sublease period under "Outlook--U.S. Lower 48" above in MD&A, in note 5 to the consolidated financial statements and under "Other Matters" in note 22 to the consolidated financial statements; the discussion of the outstanding receivables balance due for sales of natural gas and condensate to Petrobangla under "Outlook--Bangladesh" above in MD&A; the discussions of the outstanding receivables balance due related to the Company's Indonesian geothermal and power operations under "Outlook--Geothermal and Power Operations" above in MD&A and under "Concentrations of Credit Risk" in note 27 to the consolidated financial statements; the discussion of the negotiations with the purchaser of the Company's agricultural products business involving various aspects of the transaction and the obligations of the parties under the purchase and sale agreement for the business under "Outlook--Other Matters" above in MD&A; the discussion under "Future Accounting Changes" above in MD&A; and the discussions of the risks associated with the Company's use of derivative financial instruments in its hedging and trading activities under Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of this report and in note 27 to the consolidated financial statements.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the Company uses derivative financial instruments to manage and reduce risks associated with these factors. The Company also pursues outright pricing positions in certain hydrocarbon derivative instruments, such as futures contracts, swaps and options.

The Company determines the fair values of its derivative financial instruments primarily based upon market quotes of exchange traded instruments. Most futures and options contracts are valued based upon direct exchange quotes or industry published price indicies. Some instruments with longer maturity periods require financial modeling to accommodate calculations beyond the horizon of available exchange quotes. These models calculate values for outer periods using current exchange quotes (forward curve) and assumptions regarding interest rates, commodity and interest rate volatility and, in some cases, foreign currency exchange rates in the outer periods. While the Company feels that its use of current exchange quotes and assumptions regarding interest rates and volatilities are appropriate factors used to measure the fair value of its longer termed hydrocarbon derivative instruments, other pricing assumptions or methodologies may lead to materially different results in some instances.

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

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at December 31, 2001. Assuming a ten percent decrease in the Company's weighted average borrowing costs at December 31, 2001 and December 31, 2000, respectively, the potential increase in the fair value of the Company's debt obligations and associated interest rate derivative instruments, including the Company's net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $109 million at December 31, 2001 and $103 million at December 31, 2000.

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

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At December 31, 2001, the Company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge its debt and other local currency obligations in Canada, Thailand and The Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position related to its outstanding foreign currency swaps and forward contracts.

Assuming an adverse change of ten percent in foreign exchange rates at December 31, 2001, the potential decrease in fair value of the Company's foreign currency forward contracts, foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $12 million at December 31, 2001. At year-end 2000, the Company had various foreign currency swaps and foreign currency forward contracts outstanding to hedge some of its debt and other local currency obligations in Canada, Thailand and The Netherlands. Assuming an adverse change of ten percent in foreign exchange rates at year-end 2000, the potential decrease in fair value of the Company's foreign currency forward contracts, including the Company's net interests in the foreign currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $11 million at December 31, 2000.

Commodity Price Risk - The Company is a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and refined products and is subject to the associated price risks. The Company uses hydrocarbon price-sensitive derivative instruments (hydrocarbon derivatives), such as futures contracts, swaps, collars and options to mitigate its overall exposure to fluctuations in hydrocarbon commodity prices. The Company may also enter into hydrocarbon derivatives to hedge contractual delivery commitments and future crude oil and natural gas production against price exposure. The Company also actively trades hydrocarbon derivatives, primarily exchange regulated futures and options contracts, subject to internal policy limitations.

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon historical data and uses a three-day time interval with a 97.5 percent confidence level. The model includes offsetting physical positions for hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for purposes other than hedging was approximately $11 million at December 31, 2001 and approximately $12 million at December 31, 2000. The value at risk related to hydrocarbon derivatives held for non-hedging purposes was approximately $5 million at December 31, 2001 and approximately $13 million at December 31, 2000.

In order to provide a more comprehensive view of the Company's commodity price risk, a tabular presentation of open hydrocarbon derivatives is also provided. The following table sets forth the future volumes and price ranges of hydrocarbon derivatives held by the Company at December 31, 2001, along with the fair values of those instruments.

                                Hydrocarbon Hedging Derivative Instruments (a)

                                                                                        (Thousands of dollars)
                                                                                              Fair Value
                                                                                                Asset
                                           2002      2003     2004      2005   2006-2009   (Liability)(b)
--------------------------------------------------------------------------------------------------------------
Natural Gas Futures Positions
  Volume (MMBtu)                         300,000        -         -        -         -          $ (1,868)
  Average price, per MMBtu               $  4.19
--------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
 Pay fixed price (c)
  Volume (MMBtu)                      10,090,500 7,218,000 7,241,000 7,218,000 21,677,000       $ 19,485
  Average swap price, per MMBtu          $  2.74    $ 2.30    $ 2.33   $ 2.37      $ 2.47

Receive fixed price (d)
  Volume (MMBtu)                      12,393,899   166,999    95,438        -         -         $     28
  Average swap price, per MMBtu          $  2.66    $ 1.98    $ 1.98
--------------------------------------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
  Volume (MMBtu)                       7,117,500        -         -         -         -         $    (22)
  Average price received, per MMBtu      $  2.44
  Average price paid, per MMBtu          $  2.45
--------------------------------------------------------------------------------------------------------------
Natural Gas Collar Positions
  Volume (MMBtu)                      36,167,000   866,000        -         -         -         $  5,430
  Average ceiling price, per MMBtu       $  3.44    $ 5.28
  Average floor price, per MMBtu         $  2.53    $ 3.05
--------------------------------------------------------------------------------------------------------------
Natural Gas Option (Listed)
  Call Volume (MMBtu)                  4,000,000        -         -        -          -         $   (109)
  Average Call price, per MMBtu          $  3.30
--------------------------------------------------------------------------------------------------------------
Crude Oil Future position
  Volume (Bbls)                          678,000        -         -        -         -          $ (1,457)
  Average price, per Bbl                  $19.15
--------------------------------------------------------------------------------------------------------------
Crude Oil Option
  Put Volume (Bbls)                      257,243        -         -        -         -          $    897
  Average price, per Bbl                 $ 24.34
  Call Volume (Bbls)                    (270,917)       -         -        -         -          $    (20)
  Average price, per Bbl                 $ 28.05
--------------------------------------------------------------------------------------------------------------
Crude Oil Swap Positions
 Pay fixed price
  Volume (Bbls)                           89,000        -         -        -         -          $   (548)
  Average swap price, per Bbl            $ 26.48

 Receive fixed price (e)
  Volume (Bbls)                          187,500        -         -        -         -          $   (297)
  Average swap price, per Bbl            $ 18.71
--------------------------------------------------------------------------------------------------------------
Crude Oil Collars
  Volume (Bbls)                           88,421   132,913     1,667        -         -         $    298
  Average ceiling price, per Bbl         $ 27.15   $ 25.60   $ 23.50
  Average floor price, per Bbl           $ 20.61   $ 20.09   $ 18.00
--------------------------------------------------------------------------------------------------------------

(a)  Positions reflect long (short) volumes.
(b) Includes $ 2,000 thousand net claims against counterparties with non-investment grade credit ratings.
(c) Includes $245 thousand in assumed liabilities which were capitalized as acquisition costs.
(d) Includes $11,815 thousand in assumed liabilities which were capitalized as acquisition costs.
(e) Includes $1,300 thousand in assumed liablities which were capitalized as acquisitions costs.

               Hydrocarbon Non-Hedging Derivative Instruments (a)

                                                                   (Thousands
                                                                   of dollars)
                                                                   Fair Value
                                                                     Asset
                                           2002          2003  (Liability)(b)(c)
--------------------------------------------------------------------------------
Natural Gas Futures Positions
  Volume (MMBtu)                        920,000             -          $   (653)
  Average price, per MMBtu               $ 3.97
--------------------------------------------------------------------------------
Natural Gas Swap Positions
 Pay fixed price
  Volume (MMBtu)                        166,225       828,400          $    496
  Average swap price, per MMBtu          $ 3.27        $ 3.27

 Receive fixed price
  Volume (MMBtu)                      3,780,000             -          $(16,202)
  Average swap price, per MMBtu          $ 2.46
--------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
  Volume (MMBtu)                      9,812,500             -          $ (3,515)
  Average price received, per MMBtu      $ 2.72
  Average price paid, per MMBtu          $ 3.38
--------------------------------------------------------------------------------
Natural Gas Option (Listed)
  Call Volume (MMBtu)                (1,950,000)   (2,743,650)         $    937
  Average Call price, per MMBtu          $ 3.05        $ 2.57
  Put Volume (MMBtu)                          -             -          $    519
  Average Put Price, per MMBtu
--------------------------------------------------------------------------------
Natural Gas Option (Over the Counter)
  Call Volume (MMBtu)                (8,314,600)            -          $ (2,835)
  Average Call price,per MMBtu           $ 3.14
  Put Volume (MMBtu)                  2,000,000             -          $     17
  Average Put price, per MMBtu           $ 2.58
--------------------------------------------------------------------------------
Natural Gas Spread Option (Over the Counter)
 NYMEX / IFERC (d)
  Put Volume (MMBtu)                (18,570,000)            -          $    329
  Average Strike price, per MMbtu        $ 0.39
--------------------------------------------------------------------------------
Crude Oil Future position
  Volume (Bbls)                         (25,000)            -          $   (590)
  Average price, per Bbl                $ 18.98
--------------------------------------------------------------------------------
Crude Oil Option
  Put Volume (Bbls)                          50             -          $   (384)
  Average price, per Bbl                $ 19.82
  Call Volumes (Bbls)                      (600)            -          $ (1,141)
  Average price, per Bbl                $ 30.00
--------------------------------------------------------------------------------
Crude Oil Swap Positions
  Pay Fixed price
  Volume (Bbls)                         100,000                        $    449
  Average price, per Bbl                  21.69
  Receive fixed price
  Volume (Bbls)                       1,327,500             -          $ (2,376)
  Average swap price, per Bbl           $ 18.86
--------------------------------------------------------------------------------

(a)  Positions reflect long (short) volumes.
(b)  Includes   $1,000   thousand  net  claims   against   counterparties   with
     non-investment grade credit ratings.
(c) Includes $39 thousand fair value derived from models using price quotes from non-exchange sources and other valuation methods.
(d) Prices quoted from the New York Mercantile Exchange (NYMEX) and Insight FERC Gas Report (IFERC).

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements and Financial Statement Schedule

                                                                            PAGE
                                                                          -----
Report on Management's Responsibilities                                     61

Report of Independent Accountants                                           62

Financial Statements
     Consolidated Earnings                                                  63
     Consolidated Balance Sheet                                             64
     Consolidated Cash Flows                                                65
     Consolidated Stockholders' Equity                                      66
     Comprehensive Income                                                   67
     Notes to Consolidated Financial Statements                             67

Supplemental Information
     Quarterly Financial Data                                              111
     Oil and Gas Financial Data                                            113
     Oil and Gas Reserve Data                                              117
     Present Values of Future Net Cash Flows Related
          To Proved Oil and Gas Reserves                                   120
     Selected Financial Data                                               123
     Operating Summary                                                     125

Supporting Financial Statement Schedule covered
   By the Foregoing Report of Independent Accountants:
   Schedule II - Valuation and Qualifying Accounts and Reserves            130


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

The financial statements have been audited by the independent accounting firm of PricewaterhouseCoopers LLP. Management has made available to PricewaterhouseCoopers LLP all of the Company's financial records and related data, minutes of the meetings of the Board of Directors and its executive committee and of the management committee and all internal audit reports. The independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and procedures, as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.

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

Unocal's Accounting and Auditing Committee, consisting solely of directors who are not employees of Unocal and have no material existing or prior relationships with Unocal, is responsible for: reviewing the Company's financial reporting, accounting and internal control practices; recommending the selection of the independent accountants (which in turn are approved by the Board of Directors and ratified annually by the stockholders); monitoring compliance with applicable laws and Company policies; and initiating special investigations as deemed necessary. The independent accountants and the internal auditors have full and free access to the Accounting and Auditing Committee and meet with it, with and without the presence of management, to discuss all appropriate matters.



/s/Charles R. Williamson                /s/Timothy H. Ling
---------------------------             ------------------------
Charles R. Williamson                   Timothy H. Ling
Chairman  of the  Board                 President and
and Chief Executive Officer             Chief Operating Officer



/s/Terry G. Dallas                      /s/Joe D. Cecil
---------------------------             ------------------------
Terry G. Dallas                         Joe D. Cecil
Executive Vice President and            Vice President and
Chief Financial Officer                 Comptroller

March 15, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Unocal Corporation:

We have audited the accompanying consolidated balance sheets of Unocal Corporation and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 2001 and the related financial statement schedule. These financial statements and financial statement schedule are the responsibility of Unocal Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above, which appear on pages 63 through 115 of this Annual Report on Form 10-K, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth, when read in conjunction with the related consolidated financial statements.






/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
February 14, 2002
Los Angeles, California

CONSOLIDATED EARNINGS                                         UNOCAL CORPORATION

                                                        Years ended December 31,
                                                 -------------------------------
Millions of dollars except per share amounts        2001        2000        1999
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues                     $ 6,664     $ 8,941     $ 5,842
Interest, dividends and miscellaneous income          64         176         105
Gain on sales of assets                               24          85          14
--------------------------------------------------------------------------------
      Total revenues                               6,752       9,202       5,961
Costs and other deductions
Crude oil, natural gas and product purchases       2,492       5,158       3,296
Operating expense                                  1,376       1,199         952
Administrative and general expense                   122         129         135
Depreciation, depletion and amortization             967         821         718
Impairments                                          118          66          23
Dry hole costs                                       175         156         148
Exploration expense                                  252         260         253
Interest expense (a)                                 192         210         199
Property and other operating taxes                    77          68          50
Distributions on convertible preferred
   securities of subsidiary trust                     33          33          33
--------------------------------------------------------------------------------
      Total costs and other deductions             5,804       8,100       5,807

Earnings from equity investments                     144         134          96
--------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests           1,092       1,236         250
--------------------------------------------------------------------------------
Income taxes                                         452         497         121
Minority interests                                    41          16          16
--------------------------------------------------------------------------------
Earnings from continuing operations                  599         723         113
Discontinued operations
  Refining, marketing and transportation
     Gain on disposal (b)                             17           -          25
  Agricultural products
     Earnings (loss) from operations (c)               -           -          (1)
     Gain on disposal (d)                              -          37           -
--------------------------------------------------------------------------------
Earnings from discontinued operations                 17          37          24
Cumulative effect of accounting change                (1)          -           -
--------------------------------------------------------------------------------
      Net earnings                                 $ 615       $ 760       $ 137
================================================================================

Basic earnings per share of common stock:
      Continuing operations                       $ 2.45      $ 2.98      $ 0.47
      Net earnings                                $ 2.52      $ 3.13      $ 0.57

Diluted earnings per share of common stock:
      Continuing operations                       $ 2.43      $ 2.93      $ 0.46
      Net earnings                                $ 2.50      $ 3.08      $ 0.56

--------------------------------------------------------------------------------

(a)  Net of capitalized interest of :             $ (27)      $ (13)      $ (16)
(b)  Net of tax expense of :                      $  10       $   -       $  14
(c)  Net of tax expense (benefit) of :            $   -       $   -       $  (5)
(d)  Net of tax expense of :                      $   -       $  18       $   -

                      See Notes to Consolidated Financial Statements.

                                      -63-

CONSOLIDATED BALANCE SHEET                                    UNOCAL CORPORATION

                                                             At December 31,
                                                      --------------------------
Millions of dollars                                         2001           2000
--------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                               $ 190          $ 235
   Accounts and notes receivable - net                       847          1,299
   Inventories                                               102             88
   Deferred income taxes                                     123            155
   Other current assets                                       33             25
--------------------------------------------------------------------------------
      Total current assets                                 1,295          1,802
Investments and long-term receivables - net                1,405          1,379
Properties - net                                           7,514          6,433
Deferred income taxes                                        128            231
Other assets                                                  83            165
--------------------------------------------------------------------------------
      Total assets                                      $ 10,425       $ 10,010
================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                        $ 823        $ 1,022
   Taxes payable                                             249            282
   Dividends payable                                          49             49
   Interest payable                                           49             55
   Current portion of environmental liabilities              124            124
   Current portion of long-term debt and capital leases        9            114
   Other current liabilities                                 119            199
--------------------------------------------------------------------------------
      Total current liabilities                            1,422          1,845
Long-term debt and capital leases                          2,897          2,392
Deferred income taxes                                        627            618
Accrued abandonment, restoration
  and environmental liabilitie                               590            554
Other deferred credits and liabilities                       724            832
Subsidiary stock subject to repurchase                        70            136
Minority interests                                           449            392

Commitments and contingencies - Note 22
Company-obligated mandatorily redeemable convertible
 preferred securities of a subsidiary trust holding
 solely parent subordinated debuntures                       522            522

Common stock ($1 par value,
  shares authorized:750,000,000(a))                          255            254
Capital in excess of par value                               551            522
Unearned portion of restricted stock issued                  (29)           (21)
Retained earnings                                          2,888          2,468
Accumulated other comprehensive income (loss)                (88)           (53)
Notes receivable - key employees                             (42)           (40)
Treasury stock - at cost  (b)                               (411)          (411)
--------------------------------------------------------------------------------
      Total stokholders' equity                           3,124          2,719
--------------------------------------------------------------------------------
         Total liabilities and stockholders' equity     $ 10,425       $ 10,010
================================================================================

(a)  Number of shares outstanding                    243,998,088    243,044,589
(b)  Number of shares held                            10,622,784     10,622,784

The company follows the successful efforts method of accounting for its oil and gas activities.

               See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                                       UNOCAL CORPORATION

                                                       Years ended December 31,
                                                  ------------------------------
Millions of dollars                                   2001       2000      1999
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                         $ 615      $ 760     $ 137
Adjustments to reconcile net earnings to
   net cash provided by operating activities
     Depreciation, depletion and amortization         967        821       733
     Impairments                                      118         66        23
     Dry hole costs                                   175        156       148
     Amortization of exploratory leasehold costs       95         85        77
     Deferred income taxes                             81         17       (58)
     Gain on sales of assets (pre-tax)                (24)       (85)      (14)
     Gain on disposal of discontinued
           operations(pre-tax)                        (27)       (23)      (39)
     Earnings applicable to minority interests         41         16        16
     Other                                             31        172      (133)
     Working capital and other changes related
           to operations
         Accounts and notes receivable                 462       (389)     (173)
         Inventories                                   (14)        24         -
         Accounts payable                             (273)        91       234
         Taxes payable                                 (33)        92       (68)
         Other                                         (89)      (135)      143
--------------------------------------------------------------------------------
  Net cash provided by operating activities          2,125      1,668     1,026
--------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)   (1,727)    (1,302)   (1,171)
   Major acquisitions                                 (646)      (318)     (205)
   Proceeds from sales of assets                        81        284       207
   Proceeds from sales of discontinued operations       25        267        31
--------------------------------------------------------------------------------
  Net cash used in investing activities             (2,267)    (1,069)   (1,138)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock               15          7        24
   Long-term borrowings                                519          -       862
   Reduction of long-term debt and
           capital lease obligations                  (225)      (453)     (718)
   Dividends paid on common stock                     (195)      (194)     (194)
   Loans to key employees                                -        (32)        -
   Minority interests                                  (17)       (25)      233
   Other                                                 -          1        (1)
--------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities   97       (696)      206
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents       (45)       (97)       94
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year         235        332       238
--------------------------------------------------------------------------------
Cash and cash equivalents at end of year             $ 190      $ 235     $ 332
================================================================================

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Interest (net of amount capitalized)           $ 195      $ 221     $ 196
      Income taxes (net of refunds)                  $ 368      $ 374     $ 197

              See Notes to the Consolidated Financial Statements.

CONSOLIDATED STOCKHOLDERS' EQUITY                             UNOCAL CORPORATION

                                                            At December 31,
                                                  ------------------------------
Millions of dollars except per share amounts           2001      2000      1999
--------------------------------------------------------------------------------
Common stock
   Balance at beginning of year                       $ 254     $ 253     $ 252
   Issuance of common stock                               1         1         1
--------------------------------------------------------------------------------
      Balance at end of year                            255       254       253
Capital in excess of par value
   Balance at beginning of year                         522       493       460
   Issuance of common stock                              29        29        33
--------------------------------------------------------------------------------
      Balance at end of year                            551       522       493
Unearned portion of restricted stock and options issued
   Balance at beginning of year                         (21)      (20)      (24)
   Issuance of restricted stock and options             (18)      (12)       (5)
   Amortization of stock and options                     10        11         9
--------------------------------------------------------------------------------
      Balance at end of year                            (29)      (21)      (20)
Retained earnings
   Balance at beginning of year                       2,468     1,902     1,959
   Net earnings for year                                615       760       137
   Cash dividends declared on common stock
     ($0.80 per share)                                 (195)     (194)     (194)
--------------------------------------------------------------------------------
      Balance at end of year                          2,888     2,468     1,902
Treasury stock
   Balance at beginning of year                        (411)     (411)     (411)
   Purchased at cost                                      -         -         -
--------------------------------------------------------------------------------
      Balance at end of year                           (411)     (411)     (411)
Notes receivable - key employees
   Balance at beginning of year                         (40)        -         -
   Accrued interest on loans to key employees            (2)        -         -
   Issuance of loans to key employees                     -       (40)        -
--------------------------------------------------------------------------------
      Balance at end of year                            (42)      (40)        -
Accumulated other comprehensive income (loss)
   Balance at beginning of year                         (53)      (33)      (34)
   Foreign currency translation adjustments             (40)      (20)        -
   Deferred net gains on hedging instruments             60         -         -
   Cumulative effect of accounting change               (59)        -         -
   Minimum pension liability adjustment                   4         -         1
--------------------------------------------------------------------------------
      Balance at end of year (a)                        (88)      (53)      (33)
--------------------------------------------------------------------------------
Total stockholders' equity                          $ 3,124   $ 2,719   $ 2,184
================================================================================

(a) At year-end 2001, other comprehensive income was comprised of unrealized currency translation losses of $85 million, deferred net gains on hedging instruments of $60 million, minimum pension liability adjustment of $4 million and cumulative effect of accounting change $59 million. Year-end 2000 other comprehensive income consisted of unrealized currency translation losses of $45 million and minimum pension liability adjustment of $8 million. Year-end 1999 comprehensive income consisted of unrealized currency translation losses of $25 million and minimum pension liability adjustment of $8 million.

               See Notes to the Consolidated Financial Statements.

                                      -66-

COMPREHENSIVE INCOME                                          UNOCAL CORPORATION

                                                      Years ended December 31,
                                                  ------------------------------
Millions of dollars                                 2001        2000        1999
--------------------------------------------------------------------------------
Net earnings                                       $ 615       $ 760       $ 137
 Cumulative effect of change in accounting
   principle SFAS No. 133 adoption (a)               (59)          -           -
 Change in unrealized loss on
   hedging instruments (b)                            32           -           -
 Reclassification adjustment for settled
   hedging contracts (c)                              28           -           -
 Unrealized foreign currency translation
   adjustments                                       (40)        (20)          -
 Minimum pension liability adjustment (d)              4           -           1
--------------------------------------------------------------------------------
Total comprehensive income                         $ 580       $ 740       $ 138
================================================================================

(a) Net of tax effect of:                             36           -           -
(b) Net of tax effect of:                            (19)          -           -
(c) Net of tax effect of:                            (16)          -           -
(d) Net of tax effect of:                             (2)          -           -

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

Revenue Recognition - Revenues associated with sales of crude oil, condensate, natural gas, natural gas liquids and other products are recorded when title passes to the customer. Natural gas sales revenues from properties in which the Company has an interest with other producers are recognized on the basis of Unocal's working interest ("entitlement" method of accounting). Natural gas imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. Any amount received in excess of the Company's share is treated as a liability. If the Company takes less than it is entitled, the under-delivery is recorded as a receivable. At December 31, 2001 and 2000, the Company had both receivables and payables related to under and over liftings of natural gas. The Company's worldwide net gas imbalance was a receivable of $42 million and $37 million, for the two years respectively.

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

Impairment of Assets - Oil and gas developed and undeveloped properties are regularly assessed for possible impairment, generally on a field-by-field basis where applicable, using the estimated undiscounted future cash flows of each field. Impairment losses are recognized when the estimated undiscounted future cash flows are less than the current net book values of the properties in a field. The measurement of the impairment amount to be recorded is based on expected discounted future cash flows. These expected future cash flows are estimated based on management's plans to continue to produce and develop proved and associated risk-adjusted probable and possible reserves. Expected future cash flows from the sale or production of reserves are calculated based on management's best estimate of future oil and gas prices using market-based information. The estimated future level of production is based on assumptions surrounding future commodity prices, lifting and development costs, field decline rates, market demand and supply, the economic regulatory climates and other factors.

Impairment charges are also made for other long-lived assets when it is determined that the carrying values of the assets may not be recoverable. A long-lived asset is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Oil and Gas Exploration and Development Costs - The Company follows the successful efforts method of accounting for its oil and gas activities. Acquisition costs of exploratory acreage are capitalized when incurred. The carrying values of exploratory properties are regularly assessed. Amortization of such costs related to the portion of unproved properties is provided over the shorter of the exploratory period or the lease holding period based on exploratory experience and management's judgment and is reflected as a component of exploration expense on the consolidated earnings statement. Costs of successful leases are transferred to proved properties. Exploratory drilling costs are initially capitalized. If an exploratory well results in discovery of commercial reserves, the well investment is transferred to proved properties at the time reserves are booked. Exploratory wells that are non-commercial are expensed as dry holes. Geological and geophysical costs for exploration and leasehold rentals for unproved properties are expensed. Development costs of proved properties, including unsuccessful development wells, are capitalized.

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

Liabilities related to environmental assessments and future remediation costs are recorded when such liabilities are probable and the amounts can be reasonably estimated. The Company considers a site to present a probable liability when an investigation has identified environmental remediation requirements for which the Company is responsible. The timing of accruing for remediation costs generally coincides with the Company's completion of investigation or feasibility work and its recommendation of a remedy or commitment to an appropriate plan of action. Environmental liabilities are not discounted or reduced by possible recoveries from third parties. However, accrued liabilities for Superfund and similar sites reflect anticipated allocations of liabilities among settling participants. Environmental remediation expenditures required for properties held for sale are capitalized up to the realizable market value.

Risk Management - The objectives of the Company's risk management strategies include reducing the overall volatility of the Company's cash flows, preserving revenues and pursuing outright pricing positions in hydrocarbon derivative financial instruments (hydrocarbon derivatives). As part of its overall risk management strategy, the Company enters into various derivative instrument contracts to offset portions of its exposures to changes in interest rates, changes in foreign currency exchange rates, and fluctuations in crude oil and natural gas prices. In general, the Company enters into derivative instruments to hedge two types of exposures: cash flow exposures and fair value exposures. Hedges of cash flow exposures are generally undertaken to reduce cash flow volatility associated with forecasted transactions. They may also be used to reduce volatility associated with cash flows to be paid related to recognized liabilities. Hedges of fair value exposures are undertaken to hedge recognized assets or liabilities or unrecognized firm commitments against changes in value.

Interest Rates - From time to time, the Company enters into interest rate swap contracts to manage the interest cost of its debt with the objective of minimizing the volatility and magnitude of the Company's borrowing costs.

Foreign Currency - Various foreign currency forward, option and swap contracts are entered into by the Company to manage its exposures to adverse impacts of foreign currency fluctuations on recognized obligations and anticipated transactions.

Commodities - The Company uses hydrocarbon derivatives such as futures, swaps, collars and options to mitigate the Company's overall exposure to fluctuations in hydrocarbon commodity prices. The Company also pursues outright pricing positions using derivatives.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", all derivative instruments are recorded as assets or liabilities on the balance sheet at their fair values. The Company routinely enters into various purchase and sale contracts that will ultimately result in the physical delivery of hydrocarbon commodities. The Company has determined that the normal purchase and normal sale exception included in paragraph 10(b) of SFAS No. 133 applies to such contracts. Accordingly, such contracts are not accounted for as derivatives pursuant to SFAS No.133.

At the inception of a derivative contract, the Company may choose to designate and document a derivative as a cash flow hedge or a fair value hedge. Changes in the values of derivatives not designated and documented as hedges are recorded in current-period earnings. Changes in the values of derivatives that qualify for, and are designated and effective as, cash flow hedges are deferred and recorded as components of accumulated other comprehensive income until the hedged transactions occur and are then recognized in earnings. Any ineffectiveness that is related to changes in the values of cash flow hedge derivatives is recognized immediately in earnings as a component of sales revenues. During 2001, the Company changed its methodology for calculating the effectiveness of options used in cash flow hedges to conform with the April 2001 interpretation of SFAS No. 133 by the Financial Accounting Standards Board
(FASB)'s "Derivatives Implementation Group". Unrealized gains and losses associated with the time value of cash flow hedging options that are expected to be held to maturity are included in the effectiveness calculations and, generally, deferred as components of other comprehensive income until the hedged transactions are recognized in earnings. Previously, these unrealized gains and losses had been excluded from the measurement of hedge effectiveness and recognized in sales revenues as they occurred. Changes in the values of derivatives that qualify for, and are designated and effective as, fair value hedges are recognized in current-period earnings as components of the line items reflecting the underlying hedged transactions. Changes in the fair values of the underlying hedged items (e.g., recognized assets, liabilities or unrecognized firm commitments) are also recognized in current-period earnings and offset the changes in the values of the corresponding hedging derivatives. Any resulting fair value hedge ineffectiveness is recognized in current-period earnings as the difference between the offsetting changes in values of the derivative and the underlying hedged items.

The Company documents its risk management objectives, its strategies for undertaking various hedge transactions and the relationships between hedging instruments and hedged items. Derivatives designated as cash flow hedges are linked to forecasted transactions. Derivatives identified as fair value hedges are linked to specific assets, liabilities or firm commitments. At hedge inceptions and on an on-going basis, the Company assesses whether changes in the values of derivatives used in hedging activities are highly effective in offsetting changes in the values of the hedged items. The Company discontinues hedge accounting prospectively when either (1) it determines that a derivative is not highly effective as a hedge, (2) the derivative is sold, exercised or otherwise terminated, (3) management elects to remove the derivative's hedge designation, (4) the hedged transaction is no longer expected to occur, or (5) a hedged item no longer meets the definition of a firm commitment. When a hedged forecasted transaction is no longer expected to occur, the derivative continues to be carried on the balance sheet at its fair value and all unrealized gains and losses that were previously deferred in accumulated other comprehensive income are recognized immediately in earnings. When a hedged item no longer meets the definition of a firm commitment, the derivative continues to be carried on the balance sheet at its fair value and any asset or liability that was recorded on the balance sheet for the change in value of the hedged firm commitment is removed from the balance sheet and recognized immediately in current-period earnings. In all other situations where hedge accounting is discontinued, the derivatives continue to be carried on the balance sheet at their fair values and any prospective changes in their fair values are recognized in current-period earnings. Deferred gains and losses already recorded in accumulated other comprehensive income remain until the forecasted transactions occur, at which time those gains and losses are recognized in earnings.

Stock-Based Compensation - The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123, "Accounting for Stock-Based Compensation", allows companies to record stock-based employee compensation plans at fair value. The Company has elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25, but complies with the required disclosures under SFAS No. 123 (see note 26).

Earnings Per Share - Basic earnings per share (EPS) is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the denominator is increased to include the number of common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator is also adjusted for convertible securities by adding back any convertible preferred distributions. Each group of potential dilutive common shares must be ranked and included in the diluted EPS calculation by first including the most dilutive, then the next dilutive, and so on, to the least dilutive shares. The process stops when the resulting diluted EPS is the lowest figure obtainable.

Capitalized Interest - Interest is capitalized on certain construction and development projects as part of the costs of the assets.

Other - The Company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less.

Expenses incurred for transporting crude oil and natural gas are included as a component of operating expense.

Certain items in prior year financial statements have been reclassified to conform to the 2001 presentation.

NOTE 2 - ACCOUNTING CHANGES

Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". These standards require that all derivative instruments be recorded on the balance sheet at their fair values. Changes in the fair values of derivative instruments are reported in current-period earnings unless they are designated and qualify as effective hedges.

In accordance with the transition provisions of SFAS No. 133, the Company recorded a one-time after-tax charge of approximately $1 million during the first quarter of 2001 in its consolidated earnings statement, representing the cumulative effect of the accounting change, and an after-tax unrealized loss of approximately $59 million to accumulated other comprehensive income in its consolidated balance sheet, of which $28 million was reclassified to the consolidated earnings statement during 2001. The transition amounts represented accumulated changes in the fair values of derivative instruments that were previously off-balance sheet and used to hedge certain future commodity sales (e.g., commodity swaps, options). Accumulated losses in fair value of these derivative instruments will be substantially offset by corresponding gains on the hedged commodity sales when those sales occur. Amounts pertaining to the derivative contracts of acquired companies that were previously capitalized under purchase accounting rules were not impacted.

Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," which eliminated the pooling method of accounting for a business combination, except for qualifying business combinations that were initiated prior to July 1, 2001, and requires that all combinations be accounted for using the purchase method. Any goodwill acquired in a business combination under the provisions of SFAS No. 141 is to be accounted for in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting for goodwill and identifiable intangible assets subsequent to their initial recognition, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also eliminates amortization of the excess of cost over the underlying equity in the net assets of an equity method investee that is recognized as goodwill. In the first quarter of 2002, the Company will adopt SFAS No. 142 and does not expect the adoption of the statement to have a material effect on its financial position or results of operations.

In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations", was also issued by the FASB. It is effective for fiscal years beginning after June 15, 2002, and it requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, as a capitalized cost of the long-lived asset and to depreciate it over the useful life of the asset. The Company is currently in the process of evaluating the impact that SFAS No. 143 will have on its financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and Transactions". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS. No. 144 to have a material effect on its financial position or results of operations.

NOTE 3 - MAJOR ACQUISITIONS

In December 2001, the Company completed a joint venture agreement with Forest Oil Corporation (Forest) to jointly explore and develop certain properties in the central Gulf of Mexico Shelf. The Company acquired a portion of Forest's proved reserves and current production for $113 million in cash. The Company is the operator of the jointly owned properties. The transaction was funded from cash on hand.

In July 2001, the Company's Northrock Resources Ltd. ("Northrock") Canadian subsidiary completed its cash acquisition of all the outstanding shares of common stock of Tethys Energy Inc. ("Tethys") for $2.76 per share. The asset base of Tethys is complementary to Northrock's operations in Western Canada, providing significant operational synergies with existing activity in Northrock's West-Central Alberta and Southeast Saskatchewan core areas. The results of Tethys' operations have been included in the consolidated financial statements since the acquisition date of July 16, 2001. The transaction was valued at approximately $117 million. The value of the transaction included $20 million in assumed debt and working capital and other obligations of $4 million. The assumed debt was repaid at the end of July subsequent to the acquisition. Goodwill of $30 million was recorded as part of the transaction and is related to the required deferred tax liability. The acquisition was accounted for as a purchase and was funded using cash on hand. None of the goodwill amount recorded is expected to be deductible for income tax purposes.

In May 2001, the Company's Pure Resources, Inc. ("Pure"), subsidiary completed its cash acquisition of all the outstanding shares of common stock of Hallwood Energy Corporation (Hallwood) for $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The total transaction was valued at approximately $276 million, including assumed debt of $87 million, which was subsequently refinanced in May 2001 (see note 17), and other obligations. The acquisition was accounted for as a purchase and was funded by Pure through the combination of a new line of credit and borrowings made under existing revolving credit facilities, none of this debt is guaranteed by Unocal or Union Oil. This acquisition added to Pure's positions in its business areas of the San Juan and Permian Basins and the Gulf Coast region.

In January 2001, Pure acquired oil and gas properties, certain general and limited oil and gas partnership interests and fee mineral and royalty interests from International Paper Company. The total cost of the acquisition was approximately $267 million, which was paid in cash. Included in the transaction were total proved reserves of approximately 25 million barrels of oil equivalent and ownership in 6 million gross fee mineral acres (3.2 million net) along with participation in several offshore exploration programs. The transaction was funded from Pure's credit facilities (see note 17). This acquisition expanded Pure's business areas into the Gulf Coast region and offshore in the Gulf of Mexico, subject to limitations in an agreement between Pure and the Company.

NOTE 4 - DISPOSITIONS OF ASSETS

In 2001, cash proceeds received from asset sales and discontinued operations totaled $106 million, with pre-tax gains of $51 million. The proceeds included $25 million of payments received from Tosco Corporation ("Tosco") associated with the sale to Tosco in 1997 of the Company's former West Coast refining, marketing and transportation assets. The 2001 payment of $25 million, along with another $2 million earned in 2001 but yet to be collected, was recorded as a pre-tax gain of $27 million. The Company also received $63 million from the sale of certain oil and gas properties, primarily located in the U.S. Gulf of Mexico, with a pre-tax gain of $21 million. In addition, the Company received $18 million from the sale of real estate and other assets, with a pre-tax gain of $3 million.

In 2000, cash proceeds received from asset sales and discontinued operations totaled $551 million, with pre-tax gains of $108 million. The proceeds included $242 million received from the sale of the agricultural products business, with a pre-tax gain of $23 million. The proceeds also included $80 million from the sale of the Company's graphite business, with a pre-tax gain of $12 million and $71 million from the sale of securities received as part of the consideration in the sale of the agricultural business, with a pre-tax loss of $6 million. The Company also received cash proceeds of $98 million from the sale of certain oil and gas properties, with a pre-tax gain of $3 million and $35 million in real estate and other assets, with a pre-tax gain of $10 million. Cash proceeds also included $25 million received from Tosco associated with the refining, marketing and transportation sales agreement. The gain related to the Tosco amount was recorded in 1999 at the time the agreement was reached.

Proceeds received from asset sales and discontinued operations during 1999 totaled $238 million, with pre-tax gains of $53 million. Proceeds from the sale of the Company's interest in a geothermal production operation in Northern California were $101 million, with a pre-tax loss of $16 million. The sale of certain oil and gas assets generated proceeds of $29 million and a pre-tax gain of $3 million. The sale of certain real estate assets generated proceeds of $77 million and a pre-tax gain of $27 million. The Company recorded a pre-tax gain of $56 million in 1999 related to certain gasoline margins pursuant to the terms of the sales agreement with Tosco. Of the total $56 million, $31 million of proceeds were received in 1999 with the balance of $25 million received in 2000. The $56 million gain was partially offset by a $17 million pre-tax loss adjustment related to the sale of the refining, marketing and transportation business.


NOTE 5 - LEASE RENTAL OBLIGATIONS

The Company has operating leases for drilling rig contracts, office space and other property and equipment having initial or remaining noncancelable lease terms in excess of one year.

Future minimum rental payments for operating leases at December 31, 2001 were as follows:

Millions of dollars
---------------------------------------------------------------
2002                                                       148
2003                                                       134
2004                                                       113
2005                                                        88
2006                                                        21
Thereafter                                                  36
---------------------------------------------------------------
   Total minimum lease rental payments                   $ 540
===============================================================

The Company has a five-year lease agreement relating to its Discoverer Spirit deepwater drillship, with a remaining term of approximately three years and nine months at December 31, 2001. In 2001, the Company signed a sublease agreement with a third party for a minimum period of 200 days. Under the provisions of the agreement, the third party will assume all of the lease payments to the lessor during the sublease period. The sublease period began in December 2001. The drillship had a minimum daily rate of approximately $219,000 as of December 31, 2001.

At December 31, 2001, the future remaining minimum lease-rental payment obligation was $255 million as included in the table above. This amount excluded the 200-day sublease period. If the sublease period runs longer than the minimum period of 200 days, the amount of the future remaining lease rental payment obligation in the above table would decrease by the minimum daily rate amount times the number of days over the minimum sublease period.

Net operating lease rental expense for continuing operations was as follows:

                                                      Years ended December 31,
                                                 -------------------------------
Millions of dollars                                 2001        2000        1999
--------------------------------------------------------------------------------
Fixed rentals                                      $ 58        $ 58        $ 60
Contingent rentals
  (based primarily on sales and usage)                -           1           7
Sublease rental income                               (3)         (4)         (4)
--------------------------------------------------------------------------------
   Net rental expense                              $ 55        $ 55        $ 63
================================================================================

NOTE 6 - IMPAIRMENT OF ASSETS

The Company, as part of its regular assessment, reviewed its developed and undeveloped oil and gas properties and other long-lived assets in 2001 for possible impairment. The Company recorded a pre-tax charge of $118 million ($74 million after-tax) for the impairment of certain oil and gas properties, primarily located in the Gulf of Mexico shelf, due principally to lower commodity prices. Earnings from equity investments included a pre-tax charge of $19 million ($12 million after-tax), reflecting the Company's portion of the impairment of certain oil and gas Gulf of Mexico shelf properties held by one of its equity investees.

In 2000, the Company recorded pre-tax charges of $13 million for the impairment of certain U.S. Lower 48 oil and gas properties. The Company's Molycorp, Inc. (Molycorp), subsidiary recorded pre-tax charges of $53 million for the impairment of the Questa, New Mexico, molybdenum mining operation.

In 1999, the Company recorded pre-tax charges of $23 million for the impairment of certain U.S. Lower 48 oil and gas properties.


NOTE 7 - RESTRUCTURING COSTS

Activities related to the restructuring plan adopted in the first quarter of 2000 were completed in 2001. The Company had accrued $17 million pre-tax ($11 million after-tax) for the restructuring charge. Of the 195 targeted employees, 171 were terminated or received termination notices as a result of the plan. The restructuring charge included approximately $17 million for termination costs to be paid to the employees over time, approximately $2 million for outplacement and other costs and a net reduction in pension and post retirement expenses of $2 million. The charge was included in administrative and general expense on the consolidated earnings statement. No material changes to the cost accrued for the plan was made.

Restructuring plans adopted in the fourth quarter of 1998 and the second quarter of 1999 were completed in 2000. The Company had accrued $45 million pre-tax ($28 million after-tax) for the restructuring charges. The restructuring charges included the estimated costs of terminating approximately 725 employees. Of the targeted employees, 695 (96 percent) were terminated or received termination notices as a result of the plans. The restructuring charges included approximately $39 million for termination costs to be paid to the employees over time, about $2 million in benefit plan curtailment costs and about $4 million related to outplacement and other costs. The charge was included in administrative and general expense on the consolidated earnings statement. No material changes to the costs accrued for these plans were made.

NOTE 8 - INCOME TAXES

The components of the income tax provision for continuing operations were as follows:

                                                      Years ended December 31,
                                                 -------------------------------
Millions of dollars                                 2001        2000        1999
--------------------------------------------------------------------------------
Earnings (loss) from continuing operations before
  income taxes and minority interests (a)
   United States                                 $  409     $   618      $ (107)
   Foreign                                          683         618         357
--------------------------------------------------------------------------------
Earnings from continuing operations before
  income taxes and minority interests            $1,092     $ 1,236      $  250
--------------------------------------------------------------------------------
Income taxes
   Current
      Federal                                       $ 8     $    43      $   15
      State                                          12          20           7
      Foreign                                       351         374         163
--------------------------------------------------------------------------------
            Total current taxes                     371         437         185
--------------------------------------------------------------------------------
   Deferred
      Federal                                        68         155        (118)
      State                                          (1)         (2)         (5)
      Foreign                                        14         (93)         59
--------------------------------------------------------------------------------
            Total deferred taxes                     81          60         (64)
--------------------------------------------------------------------------------
Total income taxes                               $  452     $   497      $  121
================================================================================

(a)  Amounts attributable to the Corporate and Other segment are allocated.

The following table is a reconciliation of income taxes at the federal statutory income tax rates to income taxes as reported in the consolidated earnings statement.

                                                       Years ended December 31,
                                                 -------------------------------
Millions of dollars                                 2001        2000        1999
--------------------------------------------------------------------------------
Federal statutory rate                               35%         35%         35%

Taxes on earnings from continuing operations
  before minority interests at statutory rate     $ 382       $ 433        $ 88
Taxes on foreign earnings in excess of
  statutory rate                                     73          23          50
Provision for prior year income tax issues            -          28           -
Dividend exclusion                                  (17)        (16)        (15)
Other                                                14          29          (2)
--------------------------------------------------------------------------------
             Total                                $ 452       $ 497       $ 121
================================================================================

The significant components of deferred income tax assets and liabilities included in the consolidated balance sheet at December 31, 2001 and 2000 were as follows:

                                                                At December 31,
                                                            --------------------
Millions of dollars                                             2001       2000
--------------------------------------------------------------------------------
Deferred tax assets:
   Exploratory costs                                          $ 321       $ 315
   Federal AMT and other tax credits                            136          99
   Future abandonment costs                                     142         131
   Litigation and environmental costs                           106         109
   Doubtful receivables                                          96          52
   Postretirement benefit costs                                  87          88
   Forward sales of natural gas                                  31          36
   Price risk management activities                              25          66
   Other deferred tax assets                                    139         150
--------------------------------------------------------------------------------
      Total deferred tax assets                               1,083       1,046
--------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation, depletion and intangible drilling costs     (1,018)       (790)
   Pension assets                                              (181)       (173)
   Investment in subsidiaries and affiliates                   (125)       (174)
   Other deferred tax liabilities                              (135)       (141)
--------------------------------------------------------------------------------
      Total deferred tax liabilities                         (1,459)     (1,278)
--------------------------------------------------------------------------------
      Total net deferred tax liabilities                     $ (376)     $ (232)
================================================================================

No deferred U.S. income tax liability has been recognized on the undistributed earnings of foreign subsidiaries that have been retained for reinvestment. If distributed, no additional U.S. tax is expected due to the availability of foreign tax credits. The undistributed earnings for tax purposes, excluding previously taxed earnings, were estimated at $1.2 billion as of December 31, 2001.

The Company estimates that approximately $101 million of unused foreign tax credits will be available after the filing of the 2001 consolidated tax return, with various expiration dates through the year 2006. No deferred tax asset for these foreign credits has been recognized for financial statement purposes. The federal alternative minimum tax credits are available to reduce future U.S. federal income taxes on an indefinite basis. At December 31, 2001, the Company's Pure subsidiary had net operating loss carryforwards of approximately $52 million, which are available to offset future taxable income of Pure. The loss carryforwards begin to expire in 2010, and the tax effect of those carryforwards are included in other deferred tax assets.

NOTE 9 - DISCONTINUED OPERATIONS

The results of discontinued operations and related effect per common share are summarized below:

                                                      Years ended December 31,
                                                 -------------------------------
Millions of dollars                                  2001       2000        1999
--------------------------------------------------------------------------------
Revenues                                             $ -        $ -       $ 313
Total costs and other deductions                       -          -         319
--------------------------------------------------------------------------------
Earnings (loss) from discontinued
  operations before income taxes                       -          -          (6)
Income taxes (benefits)                                -          -          (5)
--------------------------------------------------------------------------------
   Earnings (loss) from discontinued operations (a)    -          -          (1)
Gain on disposal before income taxes                  27         55          39
Income taxes                                          10         18          14
--------------------------------------------------------------------------------
     Gain on disposal (b)                             17         37          25
--------------------------------------------------------------------------------
   Total earnings from discontinued operations      $ 17       $ 37        $ 24
================================================================================

(a)  Earnings (loss) attributable to the agricultural products business.
(b) Gain on disposal in 2001 and 1999 is related to the refining, marketing and transportation business. Gain on disposal in 2000 is exclusively related to the agricultural products business.

In 2001, the Company recorded pre-tax gains of $27 million ($17 million after-tax) related to the Company's sale of its former West Coast refining, marketing and transportation assets. The sales agreement covers price differences between California Air Resources Board Phase 2 gasoline and conventional gasoline. The maximum potential payments under this sales agreement are capped at $100 million and extend to 2003. To date, the Company has earned $27 million (pre-tax), with $2 million to be collected in 2002.

In 2000, the Company completed the sale of its agricultural products business for approximately $323 million. The Company reclassified the business unit as a discontinued operation at the end of 1999. Net proceeds received from the sale totaled approximately $242 million in cash. The Company also received $50 million principal amount of the purchaser's junior convertible subordinated debentures and approximately 2.6 million shares of the purchaser's common stock, which were valued at approximately $27 million at the close of the sale. The Company recorded a pre-tax gain of $55 million ($37 million after-tax) on the disposal of the business. The gain included $32 million pre-tax ($23 million after-tax) from the results of operations up to the sale date, which was an increase from 1999 primarily due to higher agricultural products commodity prices.

In 1999, the Company recorded a pre-tax gain of $39 million ($25 million after-tax) related to its West Coast refining, marketing and transportation assets. The pre-tax gain included a partial settlement with Tosco on the $250 million participation agreement regarding increased refining premiums and gasoline marketing margins. The Company recorded a pre-tax gain of $56 million ($36 million after-tax) with respect to contingency payments involving retail gasoline margins. In 1999, the Company also adjusted its loss provisions by $17 million pre-tax ($11 million after-tax). The additional provision was primarily due to higher than anticipated charges for various outstanding issues related to the sold properties.

NOTE 10 - EARNINGS PER SHARE

The following table includes a reconciliation of the numerators and denominators of the basic and diluted EPS computations for earnings from continuing operations for the years 2001, 2000 and 1999.

                                       Earnings         Shares         Per Share
Millions except per share amounts     (Numerator)    (Denominator)        Amount
--------------------------------------------------------------------------------
Year ended December 31, 2001
 Earnings from continuing operations    $ 599              244
         Basic EPS                                                     $2.45
                                                                       ======
 Effect of dilutive securities
  Options and common stock equivalents                       1
                                      ----------------------------
                                          599              245         $2.44
 Distributions on subsidiary trust
  preferred securities (after-tax)         27               12
                                      ----------------------------
         Diluted EPS                    $ 626              257         $2.43
                                                                       ======

Year ended December 31, 2000
 Earnings from continuing operations    $ 723              243
         Basic EPS                                                     $2.98
                                                                       ======
 Effect of dilutive securities
  Options and common stock equivalents                       1
                                      ----------------------------
                                          723              244         $2.96
 Distributions on subsidiary trust
  preferred securities (after-tax)         27               12
                                      ----------------------------
         Diluted EPS                    $ 750              256         $2.93
                                                                       ======

Year ended December 31, 1999
 Earnings from continuing operations    $ 113              242
         Basic EPS                                                     $0.47
                                                                       ======
 Effect of dilutive securities
  Options and common stock equivalents                       1
                                      ----------------------------
         Diluted EPS                      113              243         $0.46
                                                                       ======
 Distributions on subsidiary trust
  preferred securities (after-tax)         26               12
                                      ----------------------------
         Antidilutive                   $ 139              255         $0.55 (a)
--------------------------------------------------------------------------------

(a) The effect of assumed conversion of preferred securities on earnings per share is antidilutive.

Not included in the computation of diluted EPS at December 31, 2001 were options outstanding to purchase approximately 6.2 million shares of common stock. Options to purchase approximately 6.7 million shares of common stock were not included in the computation of diluted EPS at December 31, 2000, and options to purchase approximately 7 million shares of common stock were not included at December 31, 1999. These options were not included in the computation as the exercise prices were greater than the average market price of the common shares during the respective years.

Basic and diluted earnings per common share for discontinued operations were as follows:

                                                       Years ended December 31,
                                                --------------------------------
Millions except per share amounts                   2001        2000        1999
--------------------------------------------------------------------------------
Basic earnings per share of common stock:
  Discontinued operations:
   Earnings from discontinued operations         $   17      $   37      $   24
   Weighted average common shares outstanding       244         243         242
   Earnings from discontinued operations         $ 0.07      $ 0.15      $ 0.10

Dilutive earnings per share of common stock:
  Discontinued operations:
   Earnings from discontinued operations         $   17      $   37      $   24
   Weighted average common shares outstanding       257         256         243
   Earnings from discontinued operations         $ 0.07      $ 0.15      $ 0.10

NOTE 11 - CASH AND CASH EQUIVALENTS

                                                                 At December 31,
                                                            --------------------
Millions of dollars                                             2001        2000
--------------------------------------------------------------------------------
Cash                                                          $  12       $ (10)
Time deposits                                                   123         171
Restricted cash                                                   5          33
Marketable securities                                            50          41
--------------------------------------------------------------------------------
     Cash and cash equivalents                                $ 190       $ 235
================================================================================

At December 31, 2001 and 2000, cash in the amounts of $5 million and $33 million, respectively, was restricted as to usage or withdrawal. Under the terms of the Company's limited recourse project financing for its share of the Azerbaijan International Operating Company Early Oil Project, the lenders' principal and interest payments are payable only out of the proceeds from the Company's sale of crude oil from the project. In keeping with the terms of the financing agreements, $5 million at December 31, 2001, and $9 million at December 31, 2000, of the Company's oil sales proceeds (cash) were reserved for debt principal and interest obligations falling due within the next 180 days. At December 31, 2000 the Company had placed with a trustee $24 million in cash, which was used in December of 2001 to settle claims arising out of the valuation of the royalty owners' portions of crude oil produced from certain federal and Indian leases.

NOTE 12 - SALE OF ACCOUNTS RECEIVABLE

During 1999, the Company, through a bankruptcy remote wholly-owned subsidiary, Unocal Receivables Corporation (URC), entered into a sales agreement with an outside party which provides for the sale of up to $204 million of an undivided interest in domestic crude oil and natural gas trade receivables. Under the terms of the agreement, the receivables are sold at a discount on a revolving basis and without recourse. The costs incurred under the agreement for the years ended December 31, 2001 and 2000 were $1 million and $10 million, respectively, which was charged to operating expense in the consolidated earnings statement. Amounts sold were reflected as a reduction of accounts and notes receivable in the consolidated balance sheet and in net cash provided by operating activities in the consolidated cash flows statement. At December 31, 2001, the Company had sold $70 million of its domestic trade receivables under this agreement. Sales under the program in 2001 occurred only in December. At December 31, 2000, the Company had a zero balance outstanding under this agreement.

The Company's consolidated balance sheet included a note receivable of approximately $54 million and $562 million at December 31, 2001 and 2000, respectively, due from URC representing the unsold balance of trade receivables transferred to URC.

NOTE 13 - INVENTORIES

                                                                 At December 31,
                                                            --------------------
Millions of dollars                                             2001        2000
--------------------------------------------------------------------------------
Crude oil and other petroleum products                        $  46        $ 46
Carbon and mineral products                                      37          27
Materials, supplies and other                                    19          15
--------------------------------------------------------------------------------
       Total inventories                                      $ 102        $ 88
================================================================================

NOTE 14 - EQUITY INVESTMENTS

Investments in companies accounted for by the equity method were $625 million, $618 million and $556 million at December 31, 2001, 2000 and 1999, respectively. These investments are reported as a component of investments and long-term receivables on the consolidated balance sheet.

Dividends or cash distributions received from the Company's equity investees were $213 million, $77 million and $91 million for the years 2001, 2000 and 1999, respectively. Unamortized excesses of the Company's investments in these companies have been excluded from the table below. At December 31, 2001, 2000 and 1999, the unamortized excess of the Company's investments in Colonial Pipeline Company, West Texas Gulf Pipeline Company and various other pipeline companies was approximately $153 million, $159 million and $104 million, respectively. At December 31, 2001, the Company had guarantees outstanding for approximately $72 million of the total outstanding debt of the various pipeline and power companies in which the Company has an equity investment. A guarantee of $46 million for the debt of Colonial Pipeline Company made up the majority of the $72 million in total guarantees, and it will expire in June 2002.

At December 31, 2001, 2000 and 1999, the Company's shares of the net capitalized costs of other companies engaged in oil and gas exploration and production activities were $309 million, $300 million and $278 million, respectively.

Summarized financial information for these investments and the Company's equity shares are shown below.

                                         Years ended December 31,
                         -------------------------------------------------------
                                2001              2000                 1999
                         ------------------ -----------------   ----------------
                                  Unocal's           Unocal's           Unocal's
Millions of dollars         Total   Share     Total    Share     Total    Share
--------------------------------------------------------------------------------
Revenues                  $ 2,429   $ 515    $ 2,067  $ 705     $ 1,541    $ 591
Costs and other
   deductions               1,684     371      1,609    571       1,242      495
--------------------------------------------------------------------------------
Net earnings              $   745   $ 144    $   458  $ 134     $   299    $  96
================================================================================

                                         At December 31,
                         -------------------------------------------------------
                               2001               2000                 1999
                         ------------------ -----------------   ----------------
                                  Unocal's           Unocal's           Unocal's
Millions of dollars         Total   Share     Total    Share     Total    Share
--------------------------------------------------------------------------------
Current assets            $ 873     $ 324    $ 706    $ 239     $ 626      $ 208
Noncurrent assets         4,069     1,084    3,383      916     3,122        816
Current liabilities       1,429       453      898      304       724        245
Noncurrent liabilities    1,753       475    1,718      484     1,479        402
Net equity                1,760       480    1,473      367     1,545        377
--------------------------------------------------------------------------------

NOTE 15 - PROPERTIES AND CAPITAL LEASES

Investments in owned and capitalized-leased properties are shown below. Accumulated depreciation, depletion, and amortization for continuing operations was $11,648 million and $10,745 million at December 31, 2001 and 2000, respectively.

                                                  At December 31,
                                    --------------------------------------------
                                            2001                     2000
                                    -------------------      -------------------
Millions of dollars                     Gross       Net          Gross       Net
--------------------------------------------------------------------------------
Owned Properties (at cost)
     Exploration and Production
         Exploration
             North America
                  Lower 48           $    543   $   420       $    526   $   437
                  Alaska                    8         7              4         4
                  Canada                  198       148            195       162
             International
                  Far East                234       205            210       179
                  Other                   144        99            156       118
         Production
             North America
                  Lower 48              7,317     2,638          6,163     1,832
                  Alaska                1,356       275          1,287       249
                  Canada                1,066       811            896       727
             International
                  Far East              5,302     1,724          4,974     1,600
                  Other                 1,045       419          1,001       412
--------------------------------------------------------------------------------
     Total exploration and production  17,213     6,746         15,412     5,720
     Trade                                  8         3              7         4
     Midstream                            480       216            443       185
     Geothermal & Power Operations        644       284            642       296
     Corporate & Other                    811       259            666       220
--------------------------------------------------------------------------------
         Total owned properties        19,156     7,508         17,170     6,425
Capitalized-leased properties               6         6              8         8
--------------------------------------------------------------------------------
Total properties and capital leases  $ 19,162   $ 7,514       $ 17,178   $ 6,433
================================================================================

NOTE 16 - POSTEMPLOYMENT BENEFIT PLANS

The Company has numerous plans worldwide that provide eligible employees with retirement benefits. The Company also has medical plans that provide health care benefits for eligible employees and many of its retired employees. The following table sets forth the postretirement benefit obligations recognized in the consolidated balance sheet at December 31, 2001 and 2000. Pre paid pension costs are reported as a component of investments and long-term receivables on the consolidated balance sheet. Postemployment benefit liabilities, including pensions, postretirement medical benefits and other postemployment benefits, are reported as a component of other deferred credits and liabilities on the consolidated balance sheet.

                                     Pension Benefits           Other Benefits
Millions of dollars                  2001        2000          2001        2000
--------------------------------------------------------------------------------
Change in benefit obligation:
Projected benefit obligation
    at January 1,                   $ 925       $ 939         $ 252       $ 223
Service cost                           20          24             2           3
Interest cost                          75          73            19          17
Employee contributions                  -           -             5           4
Disbursements                        (114)        (98)          (24)        (23)
Actuarial (gain) losses               124          12            52          36
Plan amendments                        36           2             -           -
Curtailments and settlements            -         (26)            -          (8)
Divestitures                            -           -             -           -
Effect of foreign exchange rates       (1)         (1)            -           -
--------------------------------------------------------------------------------
Projected benefit obligation
    at December 31,               $ 1,065       $ 925         $ 306       $ 252
================================================================================
Change in plan assets:
Fair value of plan assets
    at January 1,                 $ 1,201     $ 1,317           $ -         $ -
Actual return on plan assets          (64)          7             -           -
Employer contributions                (17)        (15)            -           -
Employee contributions                  -           -             -           -
Disbursements                         (86)        (89)            -           -
Administrative expenses                (6)         (7)            -           -
Settlements                             -         (11)            -           -
Divestitures                            -           -             -           -
Effect of foreign exchange rates       (2)         (1)            -           -
--------------------------------------------------------------------------------
Fair value of plan assets
    at December 31,               $ 1,026     $ 1,201           $ -         $ -
================================================================================
Net amount recognized:
Funded status                       $ (39)      $ 277        $ (306)     $ (252)
Unrecognized net obligation
    at transition                       2           2             -           -
Unrecognized prior service cost        44          17             5           6
Unrecognized net actuarial
    losses (gains)                    423         123            85          33
--------------------------------------------------------------------------------
Net amount recognized               $ 430       $ 419        $ (216)     $ (213)
================================================================================
Amounts recognized in the balance
    sheet consist of:
Prepaid pension cost                $ 491       $ 478           $ -         $ -
Accrued benefit liability             (82)        (77)         (216)       (213)
Intangible asset                       10           6             -           -
Accumulated other comprehensive
    income (loss)                      11           8             -           -
Deferred taxes                          -           4             -           -
--------------------------------------------------------------------------------
Net amount recognized               $ 430       $ 419        $ (216)     $ (213)
================================================================================

                                      -82-

Most of the Company's plans covering employees outside of North America are unfunded and resulting liabilities are extinguished on a "pay as you go" basis. The Unocal Qualified Retirement Plan, covering eligible employees on the U.S. payroll, had funding surpluses of $55 million and $346 million as of December 31, 2001 and December 31, 2000, respectively.

The assumed rates to measure the benefit obligation and the expected earnings on plan assets were:

                                       Pension Benefits        Other Benefits
                                   ---------------------------------------------
Weighted-average assumptions
 as of December 31,                 2001    2000    1999    2001    2000    1999
--------------------------------------------------------------------------------
Discount rates                      7.24%   7.73%   7.90%   7.25%   7.74%  7.75%
Rates of salary increases           4.50%   4.45%   4.74%   4.50%   4.50%  4.50%
Expected returns on plan assets     9.33%   9.28%   9.33%    N/A     N/A     N/A

The health care cost trend rate used in measuring the 2001 benefit obligation for the U.S. plan was 8 percent, decreasing ratably to 5 percent in 2004. A one percentage-point change in the assumed health care cost trend rate would have had the following effects on 2001 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2001.

                                                    One percent    One percent
Millions of dollars                                  Increase        Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic expense                   $ 2,443       $ (2,041)
Effect on postretirement benefit obligation           $ 30,027      $ (25,446)

Net periodic pension and postretirement benefits cost are comprised of the following components:

                                      Pension Benefits         Other Benefits
                                    --------------------   ---------------------
Millions of dollars                  2001   2000   1999     2001   2000    1999
--------------------------------------------------------------------------------
Service cost
    (net of employee contributions) $ 20    $ 24   $ 26      $ 2    $ 3     $ 3
Interest cost                         75      73     75       19     17      13
Expected return on plan assets      (111)   (110)  (104)       -      -       -
Amortization of:
  Transition obligation                -       -      -        -      -       -
  Prior service cost                   6       4      4        1      1       1
  Net actuarial (gains) losses         2       3      1        1      -       -
Curtailment and settlement
    (gains) losses                     7     (13)     1        -     (6)      2
Cost of special separation benefits    -       -      -        -      -       -
--------------------------------------------------------------------------------
Net periodic pension and other
  benefits cost (credit)            $ (1)  $ (19)   $ 3     $ 23    $15    $ 19
================================================================================

The projected benefit obligations, accumulated benefit obligations and fair values of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were approximately $104 million, $74 million and nil, respectively as of December 31, 2001 and approximately $98 million, $66 million and nil, respectively as of December 31, 2000.

In 2000 and 1999, the Company recorded costs for employees displaced as a result of asset sales and the Company's restructuring programs. In 2000, the Company completed the transfer of pension assets and liabilities from a retirement plan of a subsidiary to the Unocal Retirement Plan.

The Company has a 401(k) defined contribution savings plan designed to supplement retirement income for U.S. employees. The Company's contributions to the plan were $11 million, $13 million, and $14 million in 2001, 2000, and 1999 respectively, which were used by the plan trustee to purchase shares of Unocal common stock in the open market. The Company has the option to direct the trustee to purchase Unocal common stock either in the open market or from Unocal. Once the Company's contributions have been used to purchase Unocal common stock, employees have the ability to convert the shares to other investment options, including a variety of mutual funds or a money market fund.

The Company also provides benefits such as workers' compensation and disabled employees' medical care to former or inactive employees after employment but before retirement. The accumulated postemployment benefit obligation was $13 million and $11 million at December 31, 2001 and 2000, respectively.


NOTE 17 - LONG-TERM DEBT AND CREDIT AGREEMENTS

The following table summarizes the Company's long-term debt:

                                                              At December 31,
                                                        ------------------------
Millions of dollars                                          2001        2000
--------------------------------------------------------------------------------
Bonds and debentures
   9-1/4% Debentures due 2003                                $ 89        $ 89
   9-1/8% Debentures due 2006                                 200         200
   6-1/5% Industrial Development Revenue
      Bonds due 2008                                           21          21
   7% Debentures due 2028                                     200         200
   7-1/2% Debentures due 2029                                 350         350
Notes
   Medium-term notes due 2002 to 2015 (7.95%) (a)             502         569
   8-3/4% Notes due 2001                                        -          39
   6-3/8% Notes due 2004                                      200         200
   7-1/5% Notes due 2005                                      200         200
   6-1/2% Notes due 2008                                      100         100
   7.35% Notes due 2009                                       350         350
   Azerbaijan Limited Recourse Loan                            36          47
Other
   Northrock consolidated debt and capital leases              81          82
   Pure consolidated debt                                     587          68
   Other miscellaneous debt                                     1           2
   Bond (discount) premium                                    (11)        (11)
--------------------------------------------------------------------------------
 Total debt and capital leases                              2,906       2,506
 Less current portion of
    long-term debt and capital leases                           9         114
--------------------------------------------------------------------------------
    Total long-term debt and capital leases               $ 2,897     $ 2,392
================================================================================

(a)  Weighted average interest rate at December 31, 2001.

At December 31, 2001, the amounts of long-term debt maturing in 2002, 2003, 2004, 2005, and 2006 were $191 million, $93 million, $447 million, $347 million and $249 million, respectively. The Company has the intent and the ability to refinance most of the current maturities, and thus it did not record $182 million of debt maturing in 2002 as part of the current portion of long-term debt.

During 2001, the Company retired $67 million of maturing medium-term notes and $39 million in 8 3/4 percent notes, which matured in 2001.

At the end of October 2001, the Company replaced its $1 billion bank credit agreement with two new revolving credit facilities totaling $1 billion. One of these credit facilities is a $400 million 364-day credit agreement and the other credit facility is a $600 million 5-year credit agreement. The Company had not drawn any funds under either credit facility at year-end 2001. Borrowings under the bank credit agreements bear interest at a margin above London Interbank Offered Rates (LIBOR) and the agreements call for a facility fee on the total commitment. The credit facilities provide for the termination of their loan commitments and require the prepayment of all outstanding borrowings in the event that (1) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of the Company's board of directors, at least a majority of which are continuing directors, or (2) if continuing directors shall cease to constitute at least a majority of the board. The bank credit agreements do not have a drawdown restriction or a prepayment obligation in the event of a credit rating downgrade. The interest rates charged on these credit facilities would vary marginally if a change occurred in the Company's credit rating.

The Company had other undrawn letters of credit at year-end 2001 that approximated $41 million. The majority of these letters of credit are maintained for operational needs and are renewed yearly.

At December 31, 2001, the Company had $36 million outstanding on its Azerbaijan limited recourse loan. The Company completed the limited recourse project financing for its separate share of the Azerbaijan International Operating Company Early Oil Project under an International Finance Corporation and European Bank for Reconstruction and Development loan structure in 1998 for up to $77 million. The borrowing bears interest at a margin above LIBOR. The lenders' principal and interest payments are payable only out of the cash flow from the Company's sales of crude oil from the project.

Consolidated debt, at December 31, 2001, included $587 million of debt of the Company's Pure subsidiary. This was an increase of $519 million from year-end 2000, which was substantially all incurred to fund two of its acquisitions (see note 3). Pure issued, in a private placement, $350 million in unsecured senior notes, which bear interest at 7.125 percent and mature in 10 years. The notes were issued at a discount to their face value. Pursuant to a registration rights agreement, Pure registered the notes in the fourth quarter of 2001. Pure used the proceeds to repay a portion of its senior credit facilities and to repay interim financing associated with the Hallwood acquisition (see note 3). At December 31, 2001, Pure had $175 million outstanding under a 3-year $275 million revolving credit facility due November 2004, $58 million outstanding under its $235 million 5-year revolving credit facility due September 2005, and $6 million outstanding under its $10 million working capital revolver. Neither Unocal or Union Oil guarantee any of the Pure debt. The interest rates charged on these revolving credit facilities would vary marginally if a change occurred in Pure's credit rating.

The Company's consolidated debt at December 31, 2001, also included $81 million of debt of its Northrock subsidiary. The debt was primarily composed of $35 million and $40 million for two senior U.S. dollar-denominated notes, which bore interest of 6.54 percent and 6.74 percent, respectively. Principal payments are not due on the $35 million note until it matures in 2004. Principal payments of approximately $13 million are due on the $40 million note in each of 2006, 2007 and 2008. Northrock entered into Canadian dollar currency swap agreements for the senior U.S. dollar-denominated notes, which convert the interest and principal payments to Canadian dollars and effectively reduce the interest rates on the notes to 6.325 percent and 6.04 percent, respectively. The remaining $6 million of Northrock's debt primarily consisted of long-term capital leases.

NOTE 18 - ACCRUED ABANDONMENT, RESTORATION AND ENVIRONMENTAL LIABILITIES

At December 31, 2001 and 2000, the Company had accrued $477 million and $465 million, respectively, for the estimated future costs to abandon and remove wells and production facilities. The total costs for abandonments are predominantly accrued for on a unit-of-production basis and are estimated to be approximately $670 million at December 31, 2001 and $640 million at December 31, 2000. These estimates were derived in large part from abandonment cost studies performed by independent third party firms and are used to calculate the amount to be amortized.

At December 31, 2001 and 2000, the Company's reserve for environmental remediation obligations totaled $237 million and $213 million, respectively, of which $124 million, in each year, was included in current liabilities. The reserve, at December 31, 2001 and 2000, included estimated probable future costs of $12 million and $14 million, respectively, for federal Superfund and comparable state-managed multi-party disposal sites; $40 million and $46 million, respectively, for active sites owned and/or controlled by the Company and utilized in its present operations; $98 million and $51 million, respectively, for formerly-operated sites for which the Company has remediation obligations and sites related to businesses or operations that have been sold with contractual remediation or indemnification obligations; and $87 million and $102 million, respectively, for Company-owned or controlled sites where facilities have been closed or operations shut down.


NOTE 19 - OTHER FINANCIAL INFORMATION

The consolidated balance sheet included the following:

                                                                 At December 31,
                                                              ------------------
Millions of dollars                                             2001        2000
--------------------------------------------------------------------------------
Other deferred credits and liabilities:
   Postretirement medical benefits obligation                  $ 216       $ 213
   Advances related to future production                         105         123
   Other employee benefits                                        92         110
   Prepaid forward sales                                          73          86
   Reserves for litigation and other claims                       72         119
   Derivative liabilities                                         64           -
   Northrock trading capitalized hedge losses                     32          71
   Other                                                          70         110
--------------------------------------------------------------------------------
      Total other deferred credits and liabilities             $ 724       $ 832
================================================================================
Allowances for doubtful accounts and notes receivables         $ 146       $  97
Allowances for investments and long-term receivables           $ 171       $  80
--------------------------------------------------------------------------------

The allowances for doubtful accounts and notes receivables and the allowances for investments and long-term receivables primarily relate to the Geothermal operations in Indonesia. See note 27 under "Concentrations of Credit Risk" for a discussion relating to these receivables.

NOTE 20 - ADVANCE SALES OF NATURAL GAS

The Company entered into a long-term fixed price natural gas sales contract for the delivery of 72 million cubic feet of gas per day beginning in January 1999 and ending in December 2008. In January 1999, the Company received a non-refundable payment of approximately $120 million pursuant to the contract. The Company will also receive a fixed monthly reservation fee over the life of the contract. The Company entered into a ten-year natural gas price swap agreement, which effectively refloats the fixed price that the Company received under the long-term natural gas sales contract. The Company did not dedicate a portion of its natural gas reserves to the contract and it has the option to satisfy contract delivery requirements with natural gas purchased from third parties. Accordingly, the obligation associated with the future delivery of the natural gas has been recorded as deferred revenue and will be amortized into revenue as scheduled deliveries of natural gas are made throughout the contract period. Of the remaining unamortized balance at year-end 2001, approximately $73 million related to deliveries scheduled to be made in the years 2003 through 2008 and was recorded in other deferred credits and liabilities on the consolidated balance sheet. Approximately $12 million was included in other current liabilities on the consolidated balance sheet, representing deliveries to be made in 2002. At December 31, 2001, the Company had in place an irrevocable surety bond in the amount of $106 million securing its performance under the sales contract.


NOTE 21 - MINORITY INTERESTS

The Company's minority interests on the consolidated balance sheet includes the minority shares related to its Pure subsidiary. At December 31, 2001, the minority interest amount related to Pure was $180 million, which was an increase of $56 million from year-end 2000. This was primarily due to the 2001 undistributed earnings and the reduction of Pure's outstanding liability related to the amount of its common stock that it may have to repurchase
(see note 22 under "Pure Resources, Inc. Employment and Severance Agreements").

In 1999, the Company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. (Spirit LP), a limited partnership. In exchange for its overriding royalty contributions, valued at $304 million, the Company received an initial general partnership interest in Spirit LP of approximately 55 percent. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. The fixed-price overrides are subject to economic limitations of production from the affected fields. The limited partner is entitled to receive a priority allocation of profits and cash distributions. The limited partner's share has a maximum term of 20 years, but may terminate after six years, subject to certain conditions. If the Company's credit rating falls below Ba1 or BB+, then the priority return to the limited partner increases by two percent and the Company would have to provide cash collateral or a letter of credit for the $250 million. Almost all the minority interests in earnings were paid out to the limited partner as cash distributions and amounted to approximately $16 million and $18 million, for 2001 and 2000, respectively. The minority interest on the Company's consolidated balance sheet related to this transaction was approximately $253 million at December 31, 2001.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

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

As disclosed in note 18, at December 31, 2001, the Company had accrued $237 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $260 million.

The Company maintains insurance coverage intended to reimburse the cost of damages and remediation related to environmental contamination resulting from sudden and accidental incidents under current operations. The purchased coverages contain specified and varying levels of deductibles and payment limits. Although certain of the Company's contingent legal exposures enumerated above are uninsurable either due to public policy or market conditions, management believes that its current insurance program significantly reduces the possibility of an incident causing a material adverse financial impact to the Company.

Tax matters

The company believes it has adequately provided in its accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues impact not only the year in which the items arose, but also the company's tax situation in other tax years. With respect to 1979-1984 taxable years, all issues raised for these years have now been settled, with the exception of the effect of the carryback of a 1993 net operating loss (NOL) to tax year 1984 and resultant credit adjustments. The 1985-1990 taxable years are before the Appeals division of the Internal Revenue Service. All issues raised with respect to those years have now been settled, with the exception of the effect of the 1993 NOL carryback and resultant adjustments. The Joint Committee on Taxation of the U.S. Congress has reviewed the settled issues with respect to 1979-1990 taxable years and no additional issues have been raised. While all tax issues for the 1979-1990 taxable years have been agreed and reviewed by the Joint Committee, these taxable years will remain open due to the 1993 NOL carryback. The 1993 NOL results from certain specified liability losses, which occurred during 1993, and which resulted in a tax refund of $73 million. Consequently, these tax years will remain open until the specified liability loss, which gave rise to the 1993 NOL, is finally determined by the Internal Revenue Service and is either agreed to with the IRS or otherwise concluded in the Tax Court proceeding. In 1999, the United States Tax Court granted Unocal's motion to amend the pleadings in its Tax Court cases to place the 1993 NOL carryback in issue. The 1991-1994 taxable years are now before the Appeals division of the Internal Revenue Service. The 1995-1997 taxable years are under examination by the Internal Revenue Service.

Pure Resources, Inc. Employment and Severance Agreements

Under circumstances specified in the employment and/or severance agreements entered into between the Company's Pure subsidiary and its officers, each covered officer will have the right to require Pure to purchase its common shares currently held or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share. The circumstances under which certain officers may exercise this right include the termination of the officer without cause prior to May 25, 2003, termination for any reason after May 24, 2003, a change in control of either Pure or Unocal and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of Pure's proved reserves discounted at 10 percent, as defined, times 110 percent, less funded debt, as defined. At December 31, 2001, Pure estimated that the amount it may have to repurchase under these agreements was approximately $70 million, which is reflected as subsidiary stock subject to repurchase on the consolidated balance sheet. The repurchase amount will fluctuate with changes in the net asset value per share. At December 31, 2000, the repurchase amount under these agreements was approximately $136 million.

Other matters

The Company has a five-year lease agreement relating to its Discoverer Spirit deepwater drillship, with a remaining term of approximately three years and nine months at December 31, 2001. In 2001, the Company signed a sublease agreement with a third party for a minimum period of 200 days. Under the provisions of the agreement, the third party will assume all of the lease payments to the lessor during the sublease period. The sublease period began in December 2001. The drillship has a minimum daily rate of approximately $219,000. The future remaining minimum lease payment obligation excluding the 200-day sublease period was approximately $255 million at December 31, 2001. If the sublease period runs longer than the minimum period of 200 days, the amount of the future remaining lease rental payment obligation would decrease by the minimum daily rate amount times the number of days over the minimum sublease period.

In the normal course of business, the Company has performance obligations which are secured by surety bonds or letters of credit. These obligations primarily cover self-insurance, site restoration and dismantlement, or other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions but are funded by the Company if exercised. At December 31, 2001, the Company, including its Pure subsidiary, had obtained various surety performance bonds for approximately $280 million. These bonds primarily included the bonds for the Company's mining operation discussed in the following paragraph and $11 million related to its Pure subsidiary. The $280 million amount for performance bonds excluded an $85 million portion of a bond for which a liability is included on the consolidated balance sheet in other current liabilities and other deferred credits. The Company also had approximately $41 million in standby letters of credit at December 31, 2001. The $41 million amount for letters of credit excluded a $15 million letter of credit for which a liability is included on the consolidated balance sheet in other current liabilities. The Company also has various other guarantees for approximately $370 million. Approximately $150 million of the $370 million in guarantees would require the Company to obtain a bond or a letter of credit, or set-up a trust fund if its credit rating drops below Baa3 or BBB-.

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

The Company has certain investments in entities that it accounts for under the equity method, such as Colonial Pipeline Company. These entities have approximately $1.8 billion of their own debt obligations that are either fully non-recourse to the Company or the recourse is limited. Of the total $1.8 billion in equity investee debt, $1.1 billion belongs to the Colonial Pipeline Company, in which Unocal holds a 23.44 percent equity interest. The Company guarantees only $72 million of the total $1.8 billion debt obligations. Approximately $46 million of the $72 million in debt guarantees is expiring June 2002.

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

NOTE 23 - TRUST CONVERTIBLE PREFERRED SECURITIES

In 1996, Unocal exchanged 10,437,873 newly issued 6.25 percent trust convertible preferred securities of Unocal Capital Trust, a Delaware business trust (the Trust), for shares of a then-outstanding issue of convertible preferred stock. Unocal acquired the convertible preferred securities, which have an aggregate liquidation value of $522 million, from the Trust, together with 322,821 common securities of the Trust, which have an aggregate liquidation value of $16 million, in exchange for $538 million principal amount of 6.25 percent convertible junior subordinated debentures of Unocal. The convertible preferred securities and common securities of the Trust, which have been retained by Unocal, represent undivided beneficial interests in the debentures, which are the sole assets of the Trust.

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

The debentures mature on September 1, 2026, and may be redeemed, in whole or in part, at the option of Unocal at a redemption price equal to 103.125 percent (since September 1, 2001), of the principal amount redeemed, declining annually, to 100 percent of the principal amount redeemed on or after September 1, 2006, plus accrued and unpaid interest thereon to the redemption date. The debentures, and hence the convertible preferred securities, may become redeemable at the option of Unocal upon the occurrence of certain special events or restructuring transactions.

The Trust is accounted for as a 100 percent-owned consolidated finance subsidiary of Unocal, with the debentures and payments thereon by Unocal to the Trust eliminated in the consolidated financial statements. The payment obligations of the Trust under the convertible preferred securities are unconditionally guaranteed on a subordinated basis by Unocal. Such guarantee, when taken together with Unocal's obligations under the debentures and the indenture pursuant to which the debentures were issued and its obligations under the amended and restated declaration of trust governing the Trust, provides a full and unconditional guarantee by Unocal of the Trust's obligations under the convertible preferred securities. The numbers of convertible preferred securities outstanding on December 31, 2001 and December 31, 2000 were 10,437,107 and 10,437,137, respectively. See note 28 for certain financial statement information regarding the Trust.

NOTE 24 - CAPITAL STOCK

Common Stock

Authorized - 750,000,000
$1.00 Par value per share
                                                           At December 31,
                                                  ------------------------------
Thousands of shares                                   2001       2000       1999
--------------------------------------------------------------------------------
Outstanding at beginning of year                   243,044    242,441    241,378
Issuances of common stock (a)                          954        603      1,063
--------------------------------------------------------------------------------
Outstanding at end of year                         243,998    243,044    242,441
================================================================================

(a) net of cancellations

At December 31, 2001, there were approximately 12.3 million shares reserved for the conversion of Unocal Capital Trust convertible preferred securities, 19 million shares for the Company's employee benefit plans and Directors' plans and
2.8 million shares for the Company's Dividend Reinvestment and Common Stock Purchase Plan.

Treasury Stock - In January 1998, the Board of Directors extended the repurchase program which authorized the repurchase of $400 million of common stock in 1996 and authorized management to repurchase up to an additional $200 million. At December 31, 2001, the Company held 10,622,784 common shares as treasury stock at a cost of $411 million.

Preferred Stock - The Company has authorized 100,000,000 shares of preferred stock with a par value of $0.10 per share. No shares of preferred stock were issued at December 31, 2001, 2000 or 1999. See "Stockholder Rights Plan" below with respect to shares of preferred stock reserved for issuance.

Stockholder Rights Plan - In 2000, the Board of Directors adopted a new stockholder rights plan (2000 Rights Plan) to replace the 1990 Rights Plan. The Board declared a dividend of one preferred share purchase right (Right) for each share of common stock outstanding, which was paid to stockholders of record on January 29, 2000, when the rights outstanding under the 1990 Rights Plan expired. The Board also authorized the issuance of one Right for each common share issued after January 29, 2000, and prior to the earlier of the date on which the Rights become exercisable, the redemption date or the expiration date. Until the Rights become exercisable, as described below, the outstanding Rights trade with, and will be inseparable from, the common stock and will be evidenced only by certificates or book-entry credits that represent shares of common stock. The Board of Directors has designated 5,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock (Series B preferred stock) in connection with the 2000 Rights Plan. The Series B preferred stock replaces the Series A preferred stock that was designated under the 1990 Rights Plan.

The 2000 Rights Plan provides that in the event any person or group of affiliated persons (a) becomes, or (b) commences a tender offer or exchange offer pursuant to which such person or group would become, the beneficial owner of 15 percent or more of the outstanding common shares, each Right (other than Rights held by the 15 percent stockholder) will be exercisable on and after the close of business on the tenth day or the tenth business day following the public announcement of such events, respectively, unless the Rights are redeemed by the Board of Directors, to purchase one one-hundredth of a share of Series B preferred stock for $180. If such a person or group becomes such a 15 percent beneficial owner of common stock, each Right (other than Rights held by the 15 percent stockholder) will be exercisable to purchase, for $180, shares of common stock with a market value of $360, based on the market price of the common stock prior to such 15 percent acquisition. If the Company is acquired in a merger or similar transaction following the date the Rights become exercisable, each Right (other than Rights held by the 15 percent stockholder) will become exercisable to purchase, for $180, shares of the acquiring corporation with a market value of $360, based on the market price of the acquiring corporation's stock prior to such merger. The Board of Directors may reduce the 15 percent beneficial ownership threshold to not less than 10 percent.

The Rights will expire on January 29, 2010, unless previously redeemed by the Board of Directors. The Rights do not have voting or dividend rights and, until they become exercisable, have no diluting effect on the earnings per share of the Company.


NOTE 25 - LOANS TO CERTAIN OFFICERS AND KEY EMPLOYEES

In March 2000, the Company entered into loan agreements with ten of its officers pursuant to the Company's 2000 Executive Stock Purchase Program (the Program). The Program was approved by the Board of Directors of the Company and by the Company's stockholders at the Annual Stockholders meeting in May 2000. The loans were granted to the officers to enable them to purchase shares of Company stock in the open market. The loans, which except under certain limited circumstances are full recourse to the officers, mature on March 16, 2008, and bear interest at the rate of 6.8 percent per annum. At December 31, 2001 and 2000, the balance of the loans under the Program, including accrued interest, totaled $35 million and $33 million, respectively, and was reflected as a reduction to stockholders' equity on the consolidated balance sheet. During 2001, the amount of accrued interest on the 2000 year-end balance was approximately $2 million.

The Company's Pure subsidiary also had a loan program for certain of its officers and key employees. At December 31, 2001, loans under this program totaled $7 million and were also reflected as a reduction to stockholders' equity on the consolidated balance sheet.

NOTE 26 - STOCK-BASED COMPENSATION PLANS

The Company has adopted incentive programs for executives, directors and certain employees to provide incentives and rewards to strengthen their commitment to maximizing the profitability of the Company and increasing stockholder value. The following table shows the number of Unocal common shares authorized, issued and remaining available, and the outstanding grants for which Unocal common shares may be issued, for all stock-based compensation plans for which Unocal common shares have been authorized for future issuance at December 31, 2001:

                                                                        Shares Reserved For
Stock-Based Compensation Plans (a)                                      Outstanding Grants
                                                                  ---------------------------------   Shares      Shares unused
                                            Shares      Shares    Performance     Stock     Stock  Reserved for  and not available
                                          Authorized  Issued (b)     Shares    Options (c)  Units  future grants for future grants
----------------------------------------------------------------------------------------------------------------------------------

Management Incentive Program of 1991      11,000,000   3,619,880      None      3,490,165    N/A       None         3,889,955

1998 Management Incentive Program          8,250,000    625,680     613,754     2,373,506    N/A     1,725,073      2,911,987

Special Stock Option Plan of 1996 (d)      1,100,000    298,251       N/A        402,019     N/A       None          399,730

Unocal Stock Option Plan (d)               8,000,000    203,641       N/A       4,689,151    N/A     3,107,208         None

Union Oil Co. Restricted Stock Plan (d)     400,000     360,790       N/A          N/A       N/A      39,210           None

Executive Stock Purchase Program           1,750,000     None         N/A          N/A       N/A      599,690       1,150,310

Directors' Restricted Stock Units Plan      300,000     104,587       N/A          N/A     12,431     112,759         70,223

2001 Directors' Deferred Compensation
and Stock Award Plan                        500,000      None         N/A        42,936    81,310     375,754          None
----------------------------------------------------------------------------------------------------------------------------------

(a) Excludes certain other stock-based compensation plans which do not involve the issuance of common shares.
(b) Amounts shown include shares of outstanding restricted stock and exclude restricted stock forfeited prior to vesting or cancelled for payment of withholding tax upon vesting.
(c) Included in the 2,373,506 shares reserved for stock options awarded under the 1998 Management Incentive Program are 1,080,000 shares underlying stock option grants made to four executive officers subject to stockholder approval at the Company's 2002 annual stockholders meeting. These grants are 3-year grants, therefore the recipients are not eligible for additional grants in the calendar years 2002, 2003, and 2004, absent unanticipated developments.
(d)  Plan not approved by stockholders nor is such approval required.

Stock options generally have a maximum term of ten years and generally vest over a three-year period at a rate of 50 percent the first year and 25 percent per year in each of the two succeeding years. Stock options granted under the 2001 Directors' Deferred Compensation and Stock Award Plan vest ratably over a three-year period. During 2001, all outstanding stock options granted under the Performance Stock Option Plan included in the 1998 Management Incentive Program were cancelled due to certain additional vesting requirements related to the common stock price not being realized.

The option price for grants under all plans may not be less than the fair market value of the common stock on the date the option is granted. Restrictions may be imposed for a period of five years on certain shares acquired through the exercise of options granted after 1990 under the Management Incentive Program of 1991 and the 1998 Management Incentive Program. Generally, restricted stock awards are based on the average closing price of the common stock for the last 30 trading days of the year prior to the grant date or on the average price of the common stock on the trading day that the stock is awarded. Holders of outstanding restricted stock are entitled to receive dividends and vote the shares, except for dividends on restricted stock granted under the Union Oil Restricted Stock Plan, which are accumulated and paid out when the shares vest. Restricted shares are not delivered until the end of the restricted period, which does not exceed ten years. Outstanding performance share awards have four-year terms and can be paid out in common stock and/or cash, with the common stock portion not exceeding 50 percent of the total award. The amount of the payout is based on a percentile ranking of the Company's common stock total return relative to the total returns on the common stocks of a peer group of companies, subject to further downward adjustments by the Management Development and Compensation Committee. The directors' units represent unfunded bookkeeping entries that are paid out in an equal number of shares of common stock at the end of the applicable deferral period. The unit holders do not have any voting rights until the common shares are issued. Dividend equivalents are credited to the unit holders as additional units. Additional grants of units under the Directors' Restricted Stock Units Plan will be solely for the purpose of meeting future requirements for dividend equivalents.

In the event of a "change in control", restricted stock will become vested, unvested options will become vested, performance shares will be paid out and directors' units will be paid out if the director has elected accelerated payout upon a change in control.

Restricted stock is subject to forfeiture if the holder terminates employment during the restriction period for reasons other than for the convenience of the Company or normal retirement at age 65.

A summary of the Company's stock plans for the last three years is presented below:

                                                      Weighted        Weighted
                                                   Average Option  Average Grant
                                                     Exercise           Date
                                        Number of      Price Date    Fair Value
                                     Options/Shares  Per Share       Per Share
--------------------------------------------------------------------------------
Options outstanding at 01/01/1999       9,274,922        $ 39           $ -
Options granted during year             2,138,280          40            40
Options exercised during year            (993,412)         29             -
Options canceled/forfeited during year   (431,953)         43             -
                                      ------------
Options outstanding at 12/31/1999       9,987,837          40             -
Options exercisable at 12/31/1999       4,595,864          33             -
Restricted stock awarded during year      173,089           -            34
Performance shares awarded during year    287,742           -            37
--------------------------------------------------------------------------------
Options outstanding at 01/01/2000       9,987,837        $ 40           $ -
Options granted during year             2,705,057          29            29
Options exercised during year            (312,773)         27             -
Options canceled/forfeited during year (1,044,526)         39             -
                                      ------------
Options outstanding at 12/31/2000      11,335,595          38             -
Options exercisable at 12/31/2000       5,999,097          33             -
Restricted stock awarded during year      382,434           -             30
Performance shares awarded during year    256,041           -             34
--------------------------------------------------------------------------------
Options outstanding at 01/01/2001      11,335,595        $ 38            $ -
Options granted during year             3,440,919          35             35
Options exercised during year            (551,788)         27              -
Options canceled/forfeited during year (3,226,949)         49              -
                                      ------------
Options outstanding at 12/31/2001      10,997,777          34              -
Options exercisable at 12/31/2001       6,571,071          34              -
Restricted stock awarded during year      558,836           -             33
Performance shares awarded during year    204,142           -             36
--------------------------------------------------------------------------------

                                      -95-

Significant option groups outstanding at December 31, 2001 and related weighted average price and life information follows:

                   Options Outstanding                     Options Exercisable
------------------------------------------------------- ------------------------
                                   Weighted   Weighted                Weighted
                                    Average    Average                 Average
     Range of         Number       Remaining  Exercise    Number      Exercise
  Exercise prices  Outstanding   Life (years)   Price   Exercisable     Price
------------------------------------------------------- ------------------------
        $21              116,145     0.2         $21      116,145        $21
     $26 - $29         2,606,499     6.4         $28    1,617,329        $28
     $30 - $35         3,122,909     6.8         $33    1,426,355        $33
     $36 - $40         5,038,994     6.7         $37    3,309,579        $38
     $42 - $45           113,230     6.4         $44      101,663        $44
------------------------------------------------------- ------------------------

The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                    2001     2000    1999
---------------------------------------------------------------------------
 Expected life (years)                               4.5      4.2     4.3
 Interest rate                                       4.6%     6.3%    5.6%
 Volatility                                         30.5%    40.7%   36.6%
 Dividend yield                                      2.2%     2.5%    2.1%
---------------------------------------------------------------------------

The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based compensation. Stock-based compensation expense recognized in the Company's consolidated earnings statement was $48 million in 2001, $49 million in 2000 and $31 million in 1999. These amounts include expenses related to the Company's various cash incentive plans that are paid to certain employees based upon defined measures of the Company's common stock price performance, total shareholder return and certain other Company performance metrics. In addition, the amounts for 2001 and 2000 also included expenses related to the Company's Pure subsidiary, which had its own stock-based compensation plan. Had the Company recorded compensation expense using the accounting method recommended by SFAS No. 123, net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                       Years Ended December 31,
                                                  ------------------------------
Millions of dollars except per share amounts        2001        2000        1999
--------------------------------------------------------------------------------
 Net earnings
    As reported                                   $ 615       $ 760       $ 137
    Pro forma                                       603         754         125
 Net basic earnings per share
    As reported                                  $ 2.52      $ 3.13      $ 0.57
    Pro forma                                      2.48        3.10        0.52
--------------------------------------------------------------------------------

                                      -96-

NOTE 27 - FINANCIAL INSTRUMENTS AND COMMODITY HEDGING

The Company does not generally hold or issue financial instruments for trading purposes other than those that are hydrocarbon based. The counterparties to the Company's financial instruments include regulated exchanges, international and domestic financial institutions and other industrial companies. All of the counterparties to the Company's financial instruments must pass certain credit requirements deemed sufficient by management before trading physical commodities or financial instruments with the Company.

Interest rate contracts - The Company enters into interest rate swap contracts to manage its debt with the objective of minimizing the volatility and magnitude of the Company's borrowing costs. During 2001, the Company's Pure subsidiary acquired fixed for floating interest rate swaps with a notional principal amount of $37.5 million as part of its Hallwood acquisition (see note 3). These derivatives have different maturity dates than Pure's debt instruments and, therefore, do not qualify as hedges. Accordingly, these instruments are marked-to-market each reporting period, with changes in value recorded in interest expense. The related liability is included in other deferred credits and liabilities on the consolidated balance sheet. The Company had no interest rate swap contracts outstanding at December 31, 2000.

The Company may also enter into interest rate option contracts to protect its interest rate positions, depending on market conditions. The Company had no interest rate option contracts outstanding at December 31, 2001 and 2000.

Foreign currency contracts - Various foreign exchange currency forward, option and swap contracts are entered into by the Company from time to time to manage its exposures to adverse impacts of foreign currency fluctuations on recognized obligations and anticipated transactions. At December 31, 2001, the Company had approximately $1 million of after-tax deferred gains in accumulated other comprehensive income (OCI) on the consolidated balance sheet related to cash flow hedges for future foreign currency denominated payment obligations through August 2008. Of this amount, the losses expected to be reclassified to the consolidated earnings statement during the next twelve months are immaterial.

Commodity hedging activities - The Company used hydrocarbon derivatives to mitigate the Company's overall exposure to fluctuations in hydrocarbon commodity prices. During 2001, the Company recognized $2 million in after-tax gains for the ineffectiveness of cash flow hedges. Ineffectiveness related to fair value hedges was immaterial. At December 31, 2001, the Company had approximately $1 million of after-tax deferred gains in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future commodity sales for the period beginning January 2002 through December 2008. Of this amount, approximately $8 million in after-tax gains were expected to be reclassified to the consolidated earnings statement during the next twelve months.

Fair values for debt and other long-term instruments - The estimated fair values of the Company's long-term debt were $2,809 and $2,610 million at year-end 2001 and 2000, respectively. Fair values were based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

The estimated fair values of Unocal Capital Trust's 6.25 percent convertible preferred securities were $523 and $536 million at year-end 2001 and 2000, respectively. Fair values were based on the trading prices of the preferred securities on December 31, 2001 and 2000.

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

The majority of the Company's trade receivables balance at December 31, 2001, was attributable to the sale of crude oil and natural gas produced by the Company or purchased by the Company for resale. The Company has receivable concentrations for its crude oil and natural gas sales and geothermal steam and related electricity sales in certain Asian countries that are subject to currency fluctuations and other factors affecting the region.

At December 31, 2001, approximately $95 million or 11 percent of the Company's net accounts receivable balance was due from the Petroleum Authority of Thailand. This amount primarily represented payments due for sales of natural gas production from the Company's fields in the Gulf of Thailand and offshore Myanmar. No other individual crude oil and natural gas customer accounted for ten percent or more of the Company's consolidated net trade receivable balance at December 31, 2001.

As of December 31, 2001, the Company's Indonesian Geothermal business unit had a gross receivable balance of approximately $406 million. Approximately $170 million was related to Gunung Salak electric generating Units 1, 2 and 3, of which $167 million represented past due amounts and accrued interest resulting from partial payments for March 1998 through December 2001. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $236 million primarily related to Salak electric generating Units 4, 5 and 6. Provisions covering a portion of these receivables were recorded in each year from 1998 through 2001. Approximately 50 percent of the gross outstanding receivable balance was included in accounts and notes receivables and the remainder was included in investments and long-term receivables on the consolidated balance sheet, net of provisions. The Company believes that significant progress has been made towards an agreement that is acceptable to all parties to resolve the issues.

The Company continues to work with the government of Bangladesh and Petrobangla, the state oil and gas company of Bangladesh, to open up the export of natural gas to neighboring India. At December 31, 2001, the Company's business unit in Bangladesh had a gross receivable balance of approximately $31 million relating to invoices billed for natural gas and condensate sales to Petrobangla. Approximately $27 million of the outstanding balance represented past due amounts and accrued interest for invoices covering June 2001 through December 2001. The invoices have been generally paid in full and were paid through May 2001. The Company is working with Petrobangla and the government of Bangladesh regarding the collection of the outstanding receivables.

NOTE 28 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Unocal guarantees all the publicly held securities issued by its 100 percent-owned subsidiaries Unocal Capital Trust (see note 23) and Union Oil. Such guarantees are full and unconditional and no subsidiaries of Unocal or Union Oil guarantee these securities.

The following tables present condensed consolidating financial information for 2001, 2000 and 1999 for (a) Unocal (Parent), (b) the Trust, (c) Union Oil (Parent) and (d) on a combined basis, the subsidiaries of Union Oil (non-guarantor subsidiaries). Virtually all of the Company's operations are conducted by Union Oil and its subsidiaries.

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Year ended December 31, 2001
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues      $ -      $ - $ 1,835 $ 6,276 $ (1,447)$ 6,664
Interest, dividends and
 miscellaneous income                6      34      35      26      (37)     64
Gain (loss) on sales of assets      -        -      29      (5)       -      24
--------------------------------------------------------------------------------
  Total revenues                    6       34   1,899   6,297   (1,484)  6,752
Costs and other deductions
Purchases, operating and
 other expenses                     4        -   1,240   4,550   (1,475)  4,319
Depreciation, depletion,
 amortization and impairments       -        -     491     594        -   1,085
Dry hole costs                      -        -      37     138        -     175
Interest expense                   34        1     162      32      (37)    192
Distributions on convertible
 preferred securties                -       33       -       -        -      33
--------------------------------------------------------------------------------
  Total costs and
   other deductions                38       34   1,930   5,314   (1,512)  5,804

Equity in earnings of
 subsidiaries                     635        -     673       -   (1,308)      -
Earnings from
 equity investments                 -        -      10     134        -     144
--------------------------------------------------------------------------------
Earnings from continuing
 operations before income taxes
  and minority interests          603        -     652   1,117   (1,280)  1,092
--------------------------------------------------------------------------------
Income taxes                      (12)       -      33     431        -     452
Minority interests                  -        -       -      13       28      41
--------------------------------------------------------------------------------
Earnings from continuing
 operations                       615        -     619     673   (1,308)    599
Earnings from discontinued
 operations                         -        -      17       -        -      17
Cumulative effect of
  accounting change                 -        -      (1)      -        -      (1)
--------------------------------------------------------------------------------
  Net earnings                  $ 615      $ -   $ 635   $ 673 $ (1,308)  $ 615
================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Year ended December 31, 2000
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues      $ -      $ - $ 2,117 $ 8,365 $ (1,541)$ 8,941
Interest, dividends and
 miscellaneous income               11      34     142      26      (37)    176
Gain (loss) on sales of assets      -        -      75      10        -      85
--------------------------------------------------------------------------------
  Total revenues                   11       34   2,334   8,401   (1,578)  9,202
Costs and other deductions
Purchases, operating and
 other expenses                     3        -   1,461   6,945   (1,594)  6,815
Depreciation, depletion,
 amortization and impairments       -        -     339     547        -     886
Dry hole costs                      -        -      56     100        -     156
Interest expense                   34        1     204       8      (37)    210
Distributions on convertible
 preferred securties                -       33       -       -        -      33
--------------------------------------------------------------------------------
  Total costs and
   other deductions                37       34   2,060   7,600   (1,631)  8,100

Equity in earnings of
 subsidiaries                     776        -     645       -   (1,421)      -
Earnings from
 equity investments                 -        -      36      98        -     134
--------------------------------------------------------------------------------
Earnings from continuing
 operations before income taxes
  and minority interests          750        -     955     899  (1,368)   1,236
--------------------------------------------------------------------------------
Income taxes                      (10)       -     222     285        -     497
Minority interests                  -        -      (2)     (1)      19      16
--------------------------------------------------------------------------------
Earnings from continuing
 operations                       760        -     735     615   (1,387)    723
Earnings from discontinued
 operations                         -        -      41      30      (34)     37
--------------------------------------------------------------------------------
  Net earnings                  $ 760      $ -   $ 776   $ 645 $ (1,421)  $ 760
================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Year ended December 31, 1999
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues      $ -      $ - $ 1,212 $ 5,629 $ (  999)$ 5,842
Interest, dividends and
 miscellaneous income                1      34      57      54      (41)    105
Gain (loss) on sales of assets      -        -      34      (7)     (13)     14
--------------------------------------------------------------------------------
  Total revenues                    1       34   1,303   5,676   (1,053)  5,961
Costs and other deductions
Purchases, operating and
 other expenses                     3        -   1,010   4,689   (1,016)  4,686
Depreciation, depletion,
 amortization and impairments       -        -     353     388        -     741
Dry hole costs                      -        -      41     107        -     148
Interest expense                   34        1     202       3      (41)    199
Distributions on convertible
 preferred securties                -       33       -       -        -      33
--------------------------------------------------------------------------------
  Total costs and
   other deductions                37       34   1,606   5,187   (1,057)  5,807

Equity in earnings of
 subsidiaries                     160        -     323       -   (  483)      -
Earnings from
 equity investments                 -        -      44      56       (4)     96
--------------------------------------------------------------------------------
Earnings from continuing
 operations before income taxes
  and minority interests          124        -      64     545   (  483)    250
--------------------------------------------------------------------------------
Income taxes                      (13)       -     (70)    204        -     121
Minority interests                  -        -      (2)     18        -      16
--------------------------------------------------------------------------------
Earnings from continuing
 operations                       137        -     136     323   (  483)    113
Earnings from discontinued
 operations                         -        -      24       -        -      24
--------------------------------------------------------------------------------
  Net earnings                  $ 137      $ -   $ 160   $ 323 $ (  483)  $ 137
================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
At December 31, 2001
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents        $ -    $ -    $ 62   $ 128       $ -   $  190
 Accounts and notes
  receivable - net                 51      -     154     693       (51)     847
 Inventories                        -      -       3      99         -      102
 Other current assets               -      -     122      34         -      156
--------------------------------------------------------------------------------
  Total current assets             51      -     341     954       (51)   1,295
Investments and long-term
  receivables - net             4,032      -   4,143     968    (7,738)   1,405
Properties - net                    -      -   2,149   5,365         -    7,514
Other assets                        3    541     214   2,403    (2,950)     211
--------------------------------------------------------------------------------
Total assets                   $4,086  $ 541 $ 6,847 $ 9,690  $(10,739) $10,425
================================================================================

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable              $    -   $  - $  278  $  596   $    (51) $   823
  Current portion of long-term
   debt and capital leases          -      -      -       9          -        9
  Other current liabilities        42      3    145     400          -      590
--------------------------------------------------------------------------------
 Total current liabilities         42      3    423   1,005        (51)   1,422
Long-term debt and
  capital leases                    -      -  2,181     716          -    2,897
Deferred income taxes               -      -    (71)    698          -      627
Accrued abandonment, restoration
   and environmental liabilities    -      -    293     297          -      590
Other deferred credits
   and liabilities                541      -    312   2,821     (2,950)     724
Subsidiary stock subject
   to repurchase                    -      -      -      70          -       70
Minority interests                  -      -      -     309        140      449

Company-obligated mandatorily
  redeemable convertible
  preferred securities of a
  subsidiary trust holding
  solely parent debentures          -    522      -       -         -       522

Stockholders' equity            3,503     16  3,709    3,774    (7,878)   3,124
--------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity         $4,086   $541 $6,847  $ 9,690  $(10,739) $10,425
================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
At December 31, 2000
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents        $ 1    $ -    $ 84   $ 150       $ -   $  235
 Accounts and notes
  receivable - net                 51      -     165   1,134       (51)   1,299
 Inventories                        -      -      13      75         -       88
 Other current assets               -      -     127      53         -      180
--------------------------------------------------------------------------------
  Total current assets             52      -     389   1,412       (51)   1,802
Investments and long-term
  receivables - net             3,620      -   3,765     781    (6,787)   1,379
Properties - net                    -      -   1,988   4,445         -    6,433
Other assets                        5    541     646   1,153    (1,949)     396
--------------------------------------------------------------------------------
Total assets                   $3,677  $ 541 $ 6,788 $ 7,791  $( 8,787) $10,010
================================================================================

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable              $    -   $  - $  334  $  739   $    (51) $ 1,022
  Current portion of long-term
   debt and capital leases          -      -    105       9          -      114
  Other current liabilities        42      3    233     431          -      709
--------------------------------------------------------------------------------
 Total current liabilities         42      3    672   1,179        (51)   1,845
Long-term debt and
  capital leases                    -      -  2,181     211          -    2,392
Deferred income taxes               -      -    (10)    628          -      618
Accrued abandonment, restoration
   and environmental liabilities    -      -      -     554          -      554
Other deferred credits
   and liabilities                541      -    670   1,562     (1,941)     832
Subsidiary stock subject
   to repurchase                    -      -      -     136          -      136
Minority interests                  -      -      -     287        105      392

Company-obligated mandatorily
  redeemable convertible
  preferred securities of a
  subsidiary trust holding
  solely parent debentures          -    522      -       -         -       522

Stockholders' equity            3,094     16  3,275    3,234    (6,900)   2,719
--------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity         $3,677   $541 $6,788  $ 7,791  $( 8,787) $10,010
================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
At December 31, 1999
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents        $ 1    $ -    $162   $ 169       $ -   $  332
 Accounts and notes
  receivable - net                 50      -     193     801       (50)     994
 Inventories                        -      -      15     164         -      179
 Other current assets               -      -     112      14         -      126
--------------------------------------------------------------------------------
  Total current assets             51      -     482   1,148       (50)   1,631
Investments and long-term
  receivables - net             3,074      -   3,475     639    (5,924)   1,264
Properties - net                    -      -   2,097   3,883         -    5,980
Other assets                        4    541     432      94    (  979)      92
--------------------------------------------------------------------------------
Total assets                   $3,129  $ 541 $ 6,486 $ 5,764  $( 6,953) $ 8,967
================================================================================

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable              $    -   $  - $  298  $  731   $    (50) $   979
  Current portion of long-term
   debt and capital leases          -      -      -       1          -        1
  Other current liabilities        74      3    273     229          -      579
--------------------------------------------------------------------------------
 Total current liabilities         74      3    571     961        (50)   1,559
Long-term debt and
  capital leases                    -      -  2,531     322          -    2,853
Deferred income taxes               -      -   (109)    339          -      230
Accrued abandonment, restoration
   and environmental liabilities    -      -      -     567          -      567
Other deferred credits
   and liabilities                541      -    709     325     (  955)     620
Minority interests                  -      -      -     426          6      432

Company-obligated mandatorily
  redeemable convertible
  preferred securities of a
  subsidiary trust holding
  solely parent debentures          -    522      -       -         -       522

Stockholders' equity            2,514     16  2,784    2,824    (5,954)   2,184
--------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity         $3,129   $541 $6,486  $ 5,764  $( 6,953) $ 8,967
================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Year ended December 31, 2001
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------

Cash Flows from
  Operating Activities           $ 179    $ -   $ 889    $ 1,057  $ -   $ 2,125

Cash Flows from Investing Activities
 Capital expenditures
   and acquisitions
    (includes dry hole costs)        -      -    (890)    (1,483)   -    (2,373)
 Proceeds from sales of assets
   and discontinued operations       -      -      84         22    -       106
--------------------------------------------------------------------------------
Net cash used in
   investing activities              -      -    (806)    (1,461)   -    (2,267)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
 Change in long-term debt
   and capital leases                -      -    (105)       399    -       294
   Dividends paid on common stock (195)     -       -          -    -      (195)
   Minority interests                -      -       -        (17)   -       (17)
   Other                            15      -       -          -    -        15
--------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities           (180)     -    (105)       382    -        97
--------------------------------------------------------------------------------
Increase (decrease) in cash
   and cash equivalents             (1)     -     (22)       (22)   -       (45)
--------------------------------------------------------------------------------
Cash and cash equivalents
   at beginning of year              1      -      84        150    -       235
--------------------------------------------------------------------------------
Cash and cash equivalents
   at end of year                  $ -    $ -    $ 62      $ 128  $ -     $ 190
================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Year ended December 31, 2000
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------

Cash Flows from
  Operating Activities           $ 218    $ -   $ 180    $ 1,270  $ -   $ 1,668

Cash Flows from Investing Activities
 Capital expenditures
   and acquisitions
    (includes dry hole costs)        -      -    (546)    (1,074)   -    (1,620)
 Proceeds from sales of assets
   and discontinued operations       -      -     535         16    -       551
--------------------------------------------------------------------------------
Net cash used in
   investing activities              -      -    ( 11)    (1,058)   -    (1,069)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
 Change in long-term debt
   and capital leases                -      -    (247)      (206)   -      (453)
   Dividends paid on common stock (194)     -       -          -    -      (194)
   Minority interests                -      -       -        (25)   -       (25)
   Other                           (24)     -       -          -    -       (24)
--------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities           (218)     -    (247)      (231)   -      (696)
--------------------------------------------------------------------------------
Increase (decrease) in cash
   and cash equivalents              -      -     (78)       (19)   -       (97)
--------------------------------------------------------------------------------
Cash and cash equivalents
   at beginning of year              1      -     162        169    -       332
--------------------------------------------------------------------------------
Cash and cash equivalents
   at end of year                  $ 1    $ -    $ 84      $ 150  $ -     $ 235
================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
Year ended December 31, 1999
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------

Cash Flows from
  Operating Activities           $ 170    $ -   $ 324    $   532  $ -   $ 1,026

Cash Flows from Investing Activities
 Capital expenditures
   and acquisitions
    (includes dry hole costs)        -      -    (504)    (  872)   -    (1,376)
 Proceeds from sales of assets
   and discontinued operations       -      -     234          4    -       238
--------------------------------------------------------------------------------
Net cash used in
   investing activities              -      -    (270)    (  868)   -    (1,138)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
 Change in long-term debt
   and capital leases                -      -      41        103    -       144
   Dividends paid on common stock (194)     -       -          -    -      (194)
   Minority interests                -      -       -        233    -       233
   Other                            24      -      (1)         -    -        23
--------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities           (170)     -      40        336    -       206
--------------------------------------------------------------------------------
Increase (decrease) in cash
   and cash equivalents              -      -      94          -    -        94
--------------------------------------------------------------------------------
Cash and cash equivalents
   at beginning of year              1      -      68        169    -       238
--------------------------------------------------------------------------------
Cash and cash equivalents
   at end of year                  $ 1    $ -    $162      $ 169  $ -     $ 332
================================================================================

NOTE 29 - SEGMENT AND GEOGRAPHIC DATA

The Company's reportable segments are as follows:

Exploration and Production Segment - This category includes the Company's North America and International oil and gas operations. North America includes the U.S. Lower 48, Alaska and Canada oil and gas operations. The Company's International operations include activities outside of North America and are categorized under Far East and Other International. The Company's International Far East operations include production activities in Thailand, Indonesia and Myanmar. The Company's Other International operations include Bangladesh, the Netherlands, Azerbaijan, the Democratic Republic of Congo and Brazil. The Company is also involved in exploration and development activities in Asia, Latin America and West Africa. In 2001, $663 million, or approximately 10 percent, of the Company's total external sales and operating revenues were attributable to the sale of natural gas and condensate, produced offshore Thailand and Myanmar, to the Petroleum Authority of Thailand. The Company's International crude oil is primarily sold to third parties at spot market prices.

Trade Segment - The Trade segment conducts most of the Company's worldwide crude oil, condensate, and natural gas marketing activities, excluding those of Pure and Northrock. It is also responsible for commodity-specific risk management activities on behalf of most of the Company's Exploration and Production segment, excluding Pure. The Trade segment also purchases crude oil, condensate and natural gas from certain royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, the segment takes pricing positions in hydrocarbon derivative instruments.

Midstream Segment - The Midstream business segment is comprised of the Pipelines business, which principally encompasses the Company's worldwide equity interests in various petroleum pipeline companies and wholly-owned pipeline systems throughout the U.S., and the Company's North America gas storage business.

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

Corporate and Other - The Corporate and Other grouping includes general corporate overhead, miscellaneous operations (including real estate, carbon and minerals businesses) and other unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

The following tables present the Company's financial data by business segment and geographic area of operations. Intersegment revenues in business segment data are primarily sales from the Exploration and Production segment to the Trade segment. Intersegment sales prices approximate market prices. Geographic revenues primarily represent sales of crude oil and natural gas produced within the countries or regions shown.

SEGMENT DATA

                                                 -----------------------------------------------------------------------
2001 Segment Information                                              Exploration & Production
Millions of dollars                                            North America               International         Trade
                                                     Lower 48       Alaska    Canada      Far East   Other
                                                 -----------------------------------------------------------------------

Sales & operating revenues                              $ 616        $ 282     $ 239        $ 969   $ 138       $ 3,856
Other income (loss) (a)                                    28            -        (1)          27     (35)           (1)
Inter-segment revenues                                  1,438            -         -          199     112             1
                                                 -----------------------------------------------------------------------
Total                                                   2,082          282       238        1,195     215         3,856

Depreciation, depletion & amortization                    505           53       104          212      40             1
Impairments                                               118            -         -            -       -             -
Dry hole costs                                             99            -        11           25      40             -
Exploration expense
     Amortization of exploratory leases                    51            -        21            9      14             -

Earnings (loss) from equity investments                   (11)           -         -           (2)     39             -
Earnings (loss) from continuing operations
  before income taxes and minority interests              643           87        20          700      40             8
    Income taxes (benefit)                                221           32        10          284      13             2
    Minority interests                                     47            -         -            -       -             -
                                                 -----------------------------------------------------------------------
Earnings (loss) from continuing operations                375           55        10          416      27             6
                                                 -----------------------------------------------------------------------
Net earnings (loss)                                       375           55        10          416      27             6

Capital expenditures and acquisitions                   1,414           81       206          425     148             -
Assets                                                  3,345          344     1,015        2,463     741           156
Equity investments                                        117            -         -           24     172            11
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
                                                    Operations        &     Interest       &
                                                                   General   Expense   Litigation  Other (b)
                                     -----------------------------------------------------------------------------------

Sales & operating revenues                 $ 242        $ 181          $ -       $ -          $ -   $ 141       $ 6,664
Other income (loss) (a)                        2           16            -        24            -      28            88
Inter-segment revenues                         8            -            -         -            -  (1,758)            -
                                     -----------------------------------------------------------------------------------
Total                                        252          197            -        24            -  (1,589)        6,752

Depreciation, depletion & amortization        14           14            -         -            -      24           967
Impairments                                    -            -            -         -            -       -           118
Dry hole costs                                 -            -            -         -            -       -           175
Exploration expense
     Amortization of exploratory leases        -            -            -         -            -       -            95

Earnings (loss) from equity investments       62            1            -         -            -      55           144
Earnings (loss) from continuing operations
  before income taxes and minority interests  69           17         (119)     (168)        (166)    (39)        1,092
    Income taxes (benefit)                    15            6          (39)      (31)         (62)      1           452
    Minority interests                         -            -            -        (6)           -       -            41
                                     -----------------------------------------------------------------------------------
Earnings (loss) from continuing operations    54           11          (80)     (131)        (104)    (40)          599
    Discontinued operations (net)              -            -            -         -            -      17            17
Cumulative effect of accounting changes        -            -            -         -            -      (1)           (1)
                                     -----------------------------------------------------------------------------------
Net earnings (loss)                           54           11          (80)     (131)        (104)    (24)          615

Capital expenditures and acquisitions         41            7            -         -            -      51         2,373
Assets                                       479          594            -         -            -   1,288        10,425
Equity investments                           187           54            -         -            -      60           625
                                     -----------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                                 -----------------------------------------------------------------------
2000 Segment Information                                              Exploration & Production
Millions of dollars                                            North America               International         Trade
                                                     Lower 48       Alaska    Canada      Far East   Other
                                                 -----------------------------------------------------------------------

Sales & operating revenues                              $ 298        $ 254     $ 168      $ 1,003   $ 145       $ 6,693
Other income (loss) (a)                                    63            -         2           16     (22)            -
Inter-segment revenues                                  1,528           48         -          207      98             8
                                                 -----------------------------------------------------------------------
Total                                                   1,889          302       170        1,226     221         6,701

Depreciation, depletion & amortization                    370           57        90          212      39             1
Impairments                                                13            -         -            -       -             -
Dry hole costs                                             85            3         7           58       3             -
Exploration expense
     Amortization of exploratory leases                    44            -        19            9      11             -

Earnings (loss) from equity investments                    18            -         -           (1)     19             -
Earnings (loss) from continuing operations
  before income taxes and minority interests              756          146       (94)         691      62             6
    Income taxes (benefit)                                267           54       (80)         274      16             1
    Minority interests                                     39            -       (20)           -       -             -
                                                 -----------------------------------------------------------------------
Earnings (loss) from continuing operations                450           92         6          417      46             5
                                                 -----------------------------------------------------------------------
Net earnings (loss)                                       450           92         6          417      46             5

Capital expenditures and acquisitions                     628           34       325          482      62             1
Assets                                                  2,701          315     1,119        2,251     603           655
Equity investments                                        128            -         3          143      27            10
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
                                                    Operations        &     Interest       &
                                                                   General   Expense   Litigation  Other (b)
                                     -----------------------------------------------------------------------------------

Sales & operating revenues                  $ 51        $ 161          $ -       $ -          $ -   $ 168       $ 8,941
Other income (loss) (a)                       12           17            -        31            -     142           261
Inter-segment revenues                        11            -            -         -            -  (1,900)            -
                                     -----------------------------------------------------------------------------------
Total                                         74          178            -        31            -  (1,590)        9,202

Depreciation, depletion & amortization        14           15            -         -            -      23           821
Impairments                                    -            -            -         -            -      53            66
Dry hole costs                                 -            -            -         -            -       -           156
Exploration expense
     Amortization of exploratory leases        -            2            -         -            -       -            85

Earnings (loss) from equity investments       57           (2)           -         -            -      43           134
Earnings (loss) from continuing operations
  before income taxes and minority interests  83           45         (124)     (178)        (134)    (23)        1,236
    Income taxes (benefit)                    21           21          (36)      (30)         (50)     39           497
    Minority interests                         -            -            -        (3)           -       -            16
                                     -----------------------------------------------------------------------------------
Earnings (loss) from continuing operations    62           24          (88)     (145)         (84)    (62)          723
    Discontinued operations (net)              -            -            -         -            -      37            37
                                     -----------------------------------------------------------------------------------
Net earnings (loss)                           62           24          (88)     (145)         (84)    (25)          760

Capital expenditures and acquisitions (c)     16           18            -         -            -      54         1,620
Assets                                       316          574            -         -            -   1,476        10,010
Equity investments                           189           50            -         -            -      68           618
                                     -----------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b)  Includes eliminations and consolidation adjustments.
(c) Includes capital expenditures for discontinued operations (agricultural products) of $14 million.

                                     -108-

                                                 -----------------------------------------------------------------------
1999 Segment Information                                              Exploration & Production
Millions of dollars                                            North America              International          Trade
                                                     Lower 48       Alaska    Canada      Far East   Other
                                                 -----------------------------------------------------------------------

Sales & operating revenues                               $ 72        $ 129     $ 160        $ 723   $ 103       $ 4,301
Other income (loss) (a)                                     4            -         1            3       4             1
Inter-segment revenues                                    974           63         -          177      65             8
                                                 -----------------------------------------------------------------------
Total                                                   1,050          192       161          903     172         4,310

Depreciation, depletion & amortization                    318           53        39          201      49             1
Impairments                                                23            -         -            -       -             -
Dry hole costs                                             82            -         4           41      21             -
Exploration expense
     Amortization of exploratory leases                    44            -        13            6      14             -

Earnings (loss) from equity investments                     3            -         -           (3)     (1)            3
Earnings (loss) from continuing operations
  before income taxes and minority interests               78           50        20          390     (52)           (7)
    Income taxes (benefit)                                 22           19         5          166     (26)           (5)
    Minority interests                                     11            -         5            -       -             -
                                                 -----------------------------------------------------------------------
Earnings (loss) from continuing operations                 45           31        10          224     (26)           (2)
                                                 -----------------------------------------------------------------------
Net earnings (loss)                                        45           31        10          224     (26)           (2)

Capital expenditures and acquisitions                     530           28       317          321     117             3
Assets                                                  2,178          326       946        1,856     586           439
Equity investments                                         87            -         2          192      19             2
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
                                                    Operations        &     Interest       &
                                                                   General   Expense   Litigation  Other (b)
                                     -----------------------------------------------------------------------------------

Sales & operating revenues                  $ 38        $ 153          $ -       $ -          $ -   $ 163       $ 5,842
Other income (loss) (a)                        8           12            -        21            -      65           119
Inter-segment revenues                        10            -            -         -            -  (1,297)            -
                                     -----------------------------------------------------------------------------------
Total                                         56          165            -        21            -  (1,069)        5,961

Depreciation, depletion & amortization        14           22            -         -            -      21           718
Impairments                                    -            -            -         -            -       -            23
Dry hole costs                                 -            -            -         -            -       -           148
Exploration expense
     Amortization of exploratory leases        -            -            -         -            -       -            77

Earnings (loss) from equity investments       64            -            -         -            -      30            96
Earnings (loss) from continuing operations
  before income taxes and minority interests  79           27         (117)     (176)         (49)      7           250
    Income taxes (benefit)                    13           13          (36)      (36)         (18)      4           121
    Minority interests                         -            -            -        (2)           -       2            16
                                     -----------------------------------------------------------------------------------
Earnings (loss) from continuing operations    66           14          (81)     (138)         (31)      1           113
    Discontinued operations (net)              -            -            -         -            -      24            24
                                     -----------------------------------------------------------------------------------
Net earnings (loss)                           66           14          (81)     (138)         (31)     25           137

Capital expenditures and acquisitions (c)      7           21            -         -            -      32         1,376
Assets  (d)                                  299          532            -         -            -   1,805         8,967
Equity investments                           185           24            -         -            -      45           556
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

GEOGRAPHIC INFORMATION

2001 Geographic Disclosures
                                ------------------------------------------------------------------------------------
                                                                              Other      Corporate &
Millions of dollars               U. S.    Canada    Thailand    Indonesia   Foreign        Other          Total
                                ------------------------------------------------------------------------------------
Sales and operating revenues
   from continuing operations    $ 4,418     $ 442       $ 683        $ 613     $ 485              $ 23     $ 6,664
Long lived assets:
      Gross                       10,161     1,387       2,982        2,541     1,857               234      19,162
      Net                          3,637     1,054       1,016        1,002       723                82       7,514
                                ------------------------------------------------------------------------------------

 2000 Geographic Disclosures
                                ------------------------------------------------------------------------------------
                                                                              Other      Corporate &
Millions of dollars               U. S.    Canada    Thailand    Indonesia   Foreign        Other          Total
                                ------------------------------------------------------------------------------------
Sales and operating revenues
   from continuing operations    $ 6,956     $ 184       $ 735        $ 700     $ 365               $ 1     $ 8,941
Long lived assets:
      Gross                        8,620     1,200       2,803        2,390     1,793               372      17,178
      Net                          2,699       975         967          921       720               151       6,433
                                ------------------------------------------------------------------------------------

 1999 Geographic Disclosures
                                ------------------------------------------------------------------------------------
                                                                              Other      Corporate &
Millions of dollars               U. S.    Canada    Thailand    Indonesia   Foreign        Other        Total (a)
                                ------------------------------------------------------------------------------------
Sales and operating revenues
   from continuing operations    $ 4,333     $ 160       $ 618        $ 483     $ 252              $ (4)    $ 5,842
Long lived assets: (a)
      Gross                        8,698       998       2,641        2,063     1,734               381      16,515
      Net                          2,626       868         952          657       713               164       5,980
                                ------------------------------------------------------------------------------------

(a)  Includes  long  lived  assets  for  discontinued   business   (agricultural
     products) of $621 million (gross) and $197 million (net).

QUARTERLY FINANCIAL DATA (Unaudited)

                                                        2001 Quarters
                                         ---------------------------------------
Millions of dollars except
  per share amounts                          1st        2nd       3rd       4th
--------------------------------------------------------------------------------
Total revenues                           $ 2,214    $ 1,696   $ 1,579   $ 1,263
Earnings from equity investments              42         49        37        16
Total costs, including minority
  interests and income taxes               1,964      1,510     1,514     1,309
--------------------------------------------------------------------------------
After-tax earnings from
  continuing operations                      292        235       102       (30)
Discontinued operations
  Gain on disposal (net of tax)                4         12         -         1
Cumulative effect of accounting
  change (net of tax)                         (1)         -         -         -
--------------------------------------------------------------------------------
             Net earnings                $   295    $   247   $   102   $   (29)
================================================================================
Basic earnings per share
  of common stock (a)
      Continuing operations              $  1.19    $  0.98   $  0.42   $ (0.13)
      Discontinued operations               0.02       0.04         -      0.01
--------------------------------------------------------------------------------
Basic earnings per share
  of common stock                        $  1.21    $  1.02   $  0.42   $ (0.12)
================================================================================
Diluted earnings per share
  of common stock (a)
      Continuing operations              $  1.15    $  0.95   $  0.42   $ (0.13)
      Discontinued operations               0.02       0.04         -      0.01
--------------------------------------------------------------------------------
Diluted earnings per share
  of common stock                        $  1.17    $  0.99   $  0.42   $ (0.12)
================================================================================
Net sales and operating revenues         $ 2,206    $ 1,684   $ 1,573   $ 1,201
Gross margin (b)                         $   505    $   424   $   200   $   (44)
--------------------------------------------------------------------------------

(a) Due to changes in the number of weighted average common shares outstanding each quarter, the earnings per share amounts by quarter may not be additive.
(b) Gross margin equals sales and operating revenues less crude oil, natural gas and product purchases, operating and selling expenses, depreciation, depletion and amortization, impairments, dry hole costs, exploration expenses, and other operating taxes.

                                                       2000 Quarters
                                         ---------------------------------------
Millions of dollars except
  per share amounts                         1st        2nd       3rd       4th
--------------------------------------------------------------------------------
Total revenues                           $ 1,856    $ 2,216   $ 2,347   $ 2,783
Earnings from equity investments              25         32        44        33
Total costs, including minority
  interests and income taxes               1,757      1,998     2,215     2,643
--------------------------------------------------------------------------------
After-tax earnings from
  continuing operations                      124        250       176       173
Discontinued operations
  Gain on disposal (net of tax)                9         14        14         -
--------------------------------------------------------------------------------
             Net earnings                $   133    $   264   $   190   $   173
================================================================================
Basic earnings per share
  of common stock (a)
      Continuing operations              $  0.51    $  1.03   $  0.72   $  0.71
      Discontinued operations               0.04       0.05      0.06         -
--------------------------------------------------------------------------------
  Basic earnings per share
  of common stock                        $  0.55    $  1.08   $  0.78   $  0.71
================================================================================
Diluted earnings per share
  of common stock (a)
      Continuing operations              $  0.51    $  1.00   $  0.71   $  0.70
      Discontinued operations               0.04       0.05      0.06         -
--------------------------------------------------------------------------------
  Diluted earnings per share
  of common stock                        $  0.55    $  1.05   $  0.77   $  0.70
================================================================================

Net sales and operating revenues         $ 1,841    $ 2,025   $ 2,333   $ 2,742
Gross margin (b)                         $   224    $   241   $   259   $   360
--------------------------------------------------------------------------------

(a) Due to changes in the number of weighted average common shares outstanding each quarter, the earnings per share amounts by quarter may not be additive.
(b) Gross margin equals sales and operating revenues less crude oil, natural gas and product purchases, operating and selling expenses, depreciation, depletion and amortization, impairments, dry hole costs, exploration expenses, and other operating taxes.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

Results of Operations

Results of operations of oil and gas exploration and production activities are shown below. Sales revenues are shown net of purchases. Other revenues primarily include gains or losses on sales of oil and gas properties and miscellaneous rental income. Production costs include lifting costs and taxes other than income. Exploration expenses consist of geological and geophysical costs, leasehold rentals, amortization of exploratory leases and dry hole costs. Depreciation, depletion and amortization expense includes impairments and provisions of estimated future abandonment liabilities. Other operating expenses primarily include administrative and general expense. Income tax expense is based on the tax effects arising from the operations. Results of operations do not include general corporate overhead, interest costs, minority interests expense or the activities of the Trade business segment.

                                                         North America              International
                                               ---------------------------------  -------------------
Millions of dollars                             Lower 48     Alaska    Canada     Far East   Other     Total
---------------------------------------------------------------------------------------------------------------
2001
Sales
   To public                                         $ 374      $ 278     $ 220       $ 985    $ 123    $1,980
   Intercompany                                      1,439          -         -         199      111     1,749
Other revenues                                          51          4         -          (1)      (2)       52
---------------------------------------------------------------------------------------------------------------
      Total                                          1,864        282       220       1,183      232     3,781
Production costs                                       278        123        54         156       45       656
Exploration expenses                                   223          2        40          84       78       427
Depreciation, depletion and amortization               623         53       104         212       40     1,032
Other operating expenses                                86         17        17          70       28       218
---------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                     654         87         5         661       41     1,448
     Income taxes                                      221         32         4         284       13       554
---------------------------------------------------------------------------------------------------------------
Results of operations                                $ 433       $ 55       $ 1       $ 377     $ 28     $ 894
Results of equity investees (a)                        (11)         -         -          39       (1)       27
---------------------------------------------------------------------------------------------------------------
Total                                                $ 422       $ 55       $ 1       $ 416     $ 27     $ 921
===============================================================================================================
2000
Sales
   To public                                         $ 109      $ 248     $ 195       $ 990    $ 126    $1,668
   Intercompany                                      1,442         47         -         207       98     1,794
Other revenues                                          75          3        31           9        1       119
---------------------------------------------------------------------------------------------------------------
      Total                                          1,626        298       226       1,206      225     3,581
Production costs                                       208         80        51         152       45       536
Exploration expenses                                   219          6        33         108       47       413
Depreciation, depletion and amortization               383         57        90         212       39       781
Other operating expenses                                78          9        12          61       32       192
---------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                     738        146        40         673       62     1,659
     Income taxes                                      267         54       (20)        274       16       591
--------------------------------------------------------------------------------------------------------------
Results of operations                                $ 471       $ 92      $ 60       $ 399     $ 46    $1,068
Results of equity investees (a)                         18          -         -          18        -        36
---------------------------------------------------------------------------------------------------------------
Total                                                $ 489       $ 92      $ 60       $ 417     $ 46    $1,104
===============================================================================================================

(a) Unocal's proportional shares of investees accounted for by the equity method.

Results of Operations (continued)
                                                         North America              International
                                               ---------------------------------  -------------------
Millions of dollars                             Lower 48     Alaska    Canada     Far East   Other     Total
---------------------------------------------------------------------------------------------------------------
1999
Sales
   To public                                          $ 39      $ 121     $ 111       $ 683     $ 87    $1,041
   Intercompany                                        781         61         -         177       65     1,084
Other revenues                                          28          3        13           9        2        55
---------------------------------------------------------------------------------------------------------------
      Total                                            848        185       124         869      154     2,180
Production costs                                       167         70        35         134       44       450
Exploration expenses                                   200          2        24          83       87       396
Depreciation, depletion and amortization               341         53        39         201       49       683
Other operating expenses                                65         10         6          58       25       164
---------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                      75         50        20         393      (51)      487
     Income taxes                                       22         19         7         166      (26)      188
---------------------------------------------------------------------------------------------------------------
Results of operations                                 $ 53       $ 31      $ 13       $ 227    $ (25)    $ 299
Results of equity investees (a)                          3          -         -          (3)      (1)       (1)
---------------------------------------------------------------------------------------------------------------
Total                                                 $ 56       $ 31      $ 13       $ 224    $ (26)    $ 298
===============================================================================================================

(a) Unocal's proportional shares of investees accounted for by the equity method.

Costs Incurred

Costs incurred in oil and gas property acquisition, exploration and development activities, both capitalized and charged to expense, are shown below. Data for the Company's capitalized costs related to oil and gas exploration and production activities are presented in note 15.

                                  North America          International
                          ---------------------------  ----------------
Millions of dollars       Lower 48   Alaska  Canada    Far East  Other  Total(a)
--------------------------------------------------------------------------------
2001
Property acquisition
   Proved (b) (c) (d)       $ 725     $ -     $121       $   -    $ -     $ 846
   Unproved                   103       4       16           2      1       126
Exploration                   412      13       34         115     59       633
Development                   361      67       66         374     37       905
Costs incurred by
  equity investees (e)         86       -        -           -     78       164
--------------------------------------------------------------------------------
2000
Property acquisition
   Proved (f) (g)           $ 312     $ -     $346       $ 157   $ 18     $ 833
   Unproved                    57       -        6           6      1        70
Exploration                   294       6       34         134     46       514
Development                   279      30       70         237     33       649
Costs incurred by
  equity investees (e)        103       -        -           -      -       103
--------------------------------------------------------------------------------
1999
Property acquisition
   Proved (h)                $ 18     $ -     $283         $ -   $ 22     $ 323
   Unproved                    29       1        5           6     15        56
Exploration                   320       4       26         155     95       600
Development                   240      25       76         204     44       589
Costs incurred by
  equity investees (e)         11       -        -           4      -        15
--------------------------------------------------------------------------------

(a)   Includes costs attributable to outstanding minority
      interests in consolidated subsidiaries of:                  2001     $305
                                                                  2000     $154
                                                                  1999     $ 53
(b) Lower 48 includes $267 million cash for the acquisition by Pure of certain assets from International Paper Company.
(c) Lower 48 includes $173 million of cash, $87 million of net debt, $31 million of hedge liabilities and $11 million of other net liabilities assumed for the acquisition by Pure of the common stock of Hallwood Energy Corporation.
(d) Canada includes $93 million cash, $20 million of net debt and $4 million of other net liabilities for the acquisition of the common stock of Tethys Energy Inc.
(e) Represents Unocal's proportional shares of costs incurred by investees accounted for by the equity method.
(f) Lower 48 includes $244 million for the acquisition by Pure of the common stock of Titan Exploration, Inc.
(g) Canada includes $161 million of cash, $82 million of net debt and $65 million of hedge liabilities for the remaining interest in Northrock Resources Ltd.
(h) Canada includes $205 million of common stock and $69 million of net debt for the acquisition of a 48 percent interest in Northrock Resources Ltd.

Average Prices and Production Costs per Unit (Unaudited)

The average sales price is based on sales revenues and volumes attributable to net working interest production. Where intersegment sales occur, intersegment sales prices approximate market prices. The average production costs are stated on a per barrel of oil equivalent (BOE) basis, which includes natural gas that is converted at a ratio of 6.0 mcf to one barrel of oil equivalent (this ratio represents the approximate energy content of the gas).

                                       North America           International
                                 ------------------------ ----------------------
                                 Lower 48  Alaska  Canada  Far East Other  Total
--------------------------------------------------------------------------------
2001 Average prices: (a)
   Liquids - per barrel           $23.28   $20.74  $18.53  $22.50  $24.15 $22.31
   Natural gas - per mcf            4.22     1.37    3.17    2.52    2.75   3.25
Average production costs per BOE    3.83     5.55    4.46    2.26    4.09   3.44
--------------------------------------------------------------------------------
2000 Average prices: (a)
   Liquids - per barrel           $27.20   $24.93  $22.46  $26.17  $27.84 $26.10
   Natural gas - per mcf            3.93     1.20    2.30    2.46    2.81   2.96
Average production costs per BOE    3.31     4.65    4.21    2.30    4.50   3.19
--------------------------------------------------------------------------------
1999 Average prices: (a)
   Liquids - per barrel          $ 15.22   $13.07  $13.88  $15.42  $16.80 $15.02
   Natural gas - per mcf            2.17     1.20    2.31    2.03    2.19   2.04
Average production costs per BOE    2.73     3.87    3.88    2.03    4.00   2.72
--------------------------------------------------------------------------------

(a) Average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges, the ineffective portion of hedges and other Trade margins.

Oil and Gas Reserve Data (Unaudited)

Estimates of physical quantities of oil and gas reserves, determined by Company engineers, for the years 2001, 2000, and 1999 are presented on pages 117 through 119. As defined by the Securities and Exchange Commission, proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Significant portions of the Company's undeveloped reserves, principally in offshore areas, require the installation or completion of related infrastructure facilities such as platforms, pipelines, and the drilling of development wells. Proved reserve quantities exclude royalty and other interests owned by others. Effective in 2001, the Company began reporting all reserves held under production-sharing contracts (PSCs) in Indonesia and a concession in the Democratic Republic of Congo utilizing the "economic interest" method, which excludes host country shares. The Company was already reporting its shares of reserves in Bangladesh, Myanmar and Azerbaijan utilizing the "economic interest" method. Estimated quantities for PSCs reported under the "economic interest" method are subject to fluctuations in the prices of oil and gas and recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. This change would be partially offset by a change in the Company's net equity share. The reserve quantities also include barrels of oil that the Company is contractually obligated to sell in Indonesia at prices substantially below market.

Beginning in 2001, the Company also began reporting natural gas reserves on a dry basis, with natural gas liquids included with crude oil and condensate reserves. The reserve data in the tables on the following pages reflect these adjustments. For informational purposes, natural gas liquids reserves are estimated to be 32 million, 31 million, and 32 million barrels at December 31, 2001, 2000, and 1999, respectively. Of the aforementioned totals, 10 million, 12 million, and 14 million barrels, for the respective periods, are located in the United States.

Estimated Proved Reserves of Crude Oil, Condensate and Natural Gas Liquids (a)

                                               Consolidated Subsidiaries
                                  ------------------------------------------------------
                                    North America                International              Equity
                                  ----------------------------  -----------------
                                   Lower 48  Alaska   Canada    Far East  Other  Total    Investees   Worldwide
Millions of barrels                  (b)               (b)         (c)     (c)   (b) (c)     (d)       (b) (c)
------------------------------------------------------------------------------------------------------------------
As of December 31, 1998               134      60       19         149    135    497            2          499
   Revisions of estimates               7       9        3           9      -     28            -           28
   Improved recovery                    -       -        -           2      -      2            -            2
   Discoveries and extensions           7       3        4          16      -     30            -           30
   Purchases (e)                        1       -       34           -      1     36            2           38
   Sales (e)                           (6)      -        -           -     (8)   (14)           -          (14)
   Production                         (16)    (10)      (5)        (21)    (8)   (60)           -          (60)
------------------------------------------------------------------------------------------------------------------
As of December 31, 1999               127      62       55         155    120    519            4          523
   Revisions of estimates              (4)     16       (5)         (2)   (18)   (13)           1          (12)
   Improved recovery                    -       1        -           1      -      2            -            2
   Discoveries and extensions           7       3        4          25     18     57            -           57
   Purchases (e)                       37       -        1          26      2     66            2           68
   Sales (e)                           (5)      -       (2)          -      -     (7)           -           (7)
   Production                         (17)    (10)      (6)        (19)    (6)   (58)          (1)         (59)
------------------------------------------------------------------------------------------------------------------
As of December 31, 2000               145      72       47         186    116    566            6          572
   Revisions of estimates             (18)     (3)      (3)         24     14     14            -           14
   Improved recovery                    -       3        -           -      -      3            -            3
   Discoveries and extensions          28      11        7          16     72    134            -          134
   Purchases (e)                       21       -        6           -      -     27            4           31
   Sales (e)                            -       -        -           -      -      -            -            -
   Production                         (20)     (9)      (6)        (18)    (7)   (60)          (1)         (61)
------------------------------------------------------------------------------------------------------------------
As of December 31, 2001               156      74       51         208    195    684            9          693
Proved Developed Reserves at:
   December 31, 1998                  102      46       17          62     35    262            2          264
   December 31, 1999                  105      50       51          59     37    302            3          305
   December 31, 2000                  113      55       43          54     40    305            5          310
   December 31, 2001                  109      57       46          54     41    307            8          315

(a)   Includes natural gas liquids previously included in natural gas quantities.  Previous years' quantities have been restated to conform to the 2001 presentation.
(b)   Includes reserves attributable to minority interests in consolidated subsidiaries:
            December 31, 1999:          7       -       18           -      -     25            -           25
            December 31, 2000:         27       -        -           -      -     27            -           27
            December 31, 2001:         32       -        -           -      -     32            -           32
(c)    Quantities are calculated utilizing the economic interest method on all production sharing contracts, which excludes host countries' shares.  Previous years' quantities have been adjusted to conform to the 2001 presentation.
(d)    Represents proportional shares of reserves of investees accounted for by the equity method.
(e)    Purchases and sales include reserves acquired and relinquished through property exchanges.

Estimated Proved Reserves of Natural Gas (a)

                                              Consolidated Subsidiaries
                                  ------------------------------------------------------
                                     North America                International             Equity
                                  -----------------------------  -----------------
                                   Lower 48   Alaska   Canada    Far East  Other   Total   Investees   Worldwide
Billions of cubic feet               (b)                (b)        (c)      (c)   (b) (c)     (d)       (b) (c)
-------------------------------------------------------------------------------------------------------------------
As of December 31, 1998             1,511      372       11      3,544     216   5,654          21        5,675
   Revisions of estimates               4      (21)       -         (5)    (24)    (46)          3          (43)
   Improved recovery                   21        -        1         26       2      50           -           50
   Discoveries and extensions         160        1       36        440       4     641           1          642
   Purchases (e)                       17        -      333          -     150     500          80          580
   Sales (e)                         (113)       -        -          -       -    (113)          -         (113)
   Production                        (264)     (58)     (25)      (300)    (17)   (664)         (9)        (673)
------------------------------------------------------------------------------------------------------------------
As of December 31, 1999             1,336      294      356      3,705     331   6,022          96        6,118
   Revisions of estimates              37      (11)     (55)      (263)     18    (274)         23         (251)
   Improved recovery                   10        1        -         25       1      37           -           37
   Discoveries and extensions         173        1       31        360       -     565           4          569
   Purchases (e)                      298        -       13         24       -     335          14          349
   Sales (e)                          (44)       -      (26)         -       -     (70)         (4)         (74)
   Production                        (268)     (58)     (39)      (308)    (22)   (695)        (14)        (709)
------------------------------------------------------------------------------------------------------------------
As of December 31, 2000             1,542      227      280      3,543     328   5,920         119        6,039
   Revisions of estimates            (101)     (12)     (16)       373      44     288          36          324
   Improved recovery                    -        1        -         31       -      32           -           32
   Discoveries and extensions         322       43       33        257       -     655          18          673
   Purchases (e)                      383        -       32          -       -     415          77          492
   Sales (e)                          (25)       -        -          -       -     (25)          -          (25)
   Production                        (324)     (47)     (40)      (331)    (26)   (768)        (18)        (786)
------------------------------------------------------------------------------------------------------------------
As of December 31, 2001             1,797      212      289      3,873     346   6,517         232        6,749

Proved Developed Reserves at:
   December 31, 1998                1,172      210       11      2,092     141   3,626          16        3,642
   December 31, 1999                1,130      184      298      1,819     222   3,653          91        3,744
   December 31, 2000                1,280      154      223      1,509     202   3,368         110        3,478
   December 31, 2001                1,440      149      218      1,547     208   3,562         181        3,743

(a)    Excludes natural gas liquids previously included in natural gas quantities.  Previous years' quantities have been restated to conform to the 2001 presentation.
(b)    Includes reserves attributable to minority interests in consolidated subsidiaries:
            December 31, 1999:        100        -      176          -       -     276           -          276
            December 31, 2000:        253        -        -          -       -     253           -          253
            December 31, 2001:        397        -        -          -       -     397           -          397
(c)    Quantities are calculated utilizing the economic interest method on all production sharing contracts, which excludes host countries' shares.  Previous years' quantities have been adjusted to conform to the 2001 presentation.
(d)    Represents proportional shares of reserves of investees accounted for by the equity method.
(e)    Purchases and sales include reserves acquired and relinquished through property exchanges.

                                     -119-

Present Values of Future Net Cash Flows (Unaudited)

The present values of future net cash flows from proved oil and gas reserves for the years 2001, 2000, and 1999 are presented on page 121. Revenues are based on estimated production of proved reserves from existing and planned facilities and on prices of oil and gas at year-end 2001. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year-end statutory tax rates to pre-tax future cash flows less recovery of the tax basis of proved properties and reduced by applicable tax credits.

The Company cautions readers that the data on the present values of future net cash flows of oil and gas reserves are calculated in a manner mandated by the FASB and the SEC and are based on many subjective judgments and assumptions. Different, but equally valid, assumptions and judgments could lead to significantly different results. Additionally, estimates of physical quantities of oil and gas reserves, future rates of production and related prices and costs for such production are subject to extensive revisions and a high degree of variability as a result of economic and political changes. As set forth in note
(a) to the table on page 121, the year-end prices required to be used in the calculations are highly volatile and were either at, in the case of natural gas, or near historically high levels in 2000, particularly in the case of U.S. Lower 48 and Canada gas prices. Subsequent price decreases in 2001 had a significant impact on the calculated present value of oil and gas reserves as of December 31, 2001. It is the opinion of the Company that this data can be highly misleading and may not be indicative of the value of underground oil and gas reserves.

The changes from year to year in the calculated present values of future net cash flows are presented on page 122.

Present Values of Future Net Cash Flows

                                                         North America                 International
                                                 --------------------------------  ----------------------
Millions of dollars                               Lower 48    Alaska    Canada      Far East     Other     Total
--------------------------------------------------------------------------------------------------------------------
2001
Revenues (a)                                         $ 7,089   $ 1,152   $ 1,779      $ 11,507   $ 4,277   $ 25,804
Production costs                                       2,421       856       455         3,078       844      7,654
Development costs (b)                                    979       217        64         2,674     1,108      5,042
Income tax expense                                       780        20       363         2,084       559      3,806
--------------------------------------------------------------------------------------------------------------------
Future net cash flows                                  2,909        59       897         3,671     1,766      9,302
10% annual discount                                    1,025        (8)      381         1,577     1,051      4,026
--------------------------------------------------------------------------------------------------------------------
Present values of future net cash flows                1,884        67       516         2,094       715      5,276
Company's share of present values of future
   net cash flows of equity investees (c)                110         1         -           277         -        388
--------------------------------------------------------------------------------------------------------------------
Total  (d)                                           $ 1,994      $ 68     $ 516       $ 2,371     $ 715    $ 5,664
====================================================================================================================
2000
Revenues (a)                                        $ 18,926   $ 1,425   $ 3,838      $ 12,965   $ 3,467   $ 40,621
Production costs                                       2,795       826       512         2,454       624      7,211
Development costs (b)                                    750       221        79         2,607       624      4,281
Income tax expense                                     5,210       116     1,275         3,225       652     10,478
--------------------------------------------------------------------------------------------------------------------
Future net cash flows                                 10,171       262     1,972         4,679     1,567     18,651
10% annual discount                                    3,416        55       913         1,994       839      7,217
--------------------------------------------------------------------------------------------------------------------
Present values of future net cash flows                6,755       207     1,059         2,685       728     11,434
Company's share of present values of future
   net cash flows of equity investees (c)                382         -         -           300         -        682
--------------------------------------------------------------------------------------------------------------------
Total  (e)                                           $ 7,137     $ 207   $ 1,059       $ 2,985     $ 728   $ 12,116
====================================================================================================================
1999
Revenues (a)                                         $ 5,755   $ 1,496   $ 1,969      $ 12,172   $ 3,210   $ 24,602
Production costs                                       1,706       639       559         2,937       766      6,607
Development costs (b)                                    724       202        64         2,159       560      3,709
Income tax expense                                     1,044       211       469         2,754       430      4,908
--------------------------------------------------------------------------------------------------------------------
Future net cash flows                                  2,281       444       877         4,322     1,454      9,378
10% annual discount                                      677       102       378         1,819       786      3,762
--------------------------------------------------------------------------------------------------------------------
Present values of future net cash flows                1,604       342       499         2,503       668      5,616
Company's share of present values of future
   net cash flows of equity investees (c)                 72         -         -           287         -        359
--------------------------------------------------------------------------------------------------------------------
Total  (f)                                           $ 1,676     $ 342     $ 499       $ 2,790     $ 668    $ 5,975
====================================================================================================================

(a)  Weighted-average prices, based on year-end prices, were as follows:
      Crude oil, condensate and NGLs, per barrel
                                            2001     $ 17.58   $ 13.06   $ 18.02       $ 17.12   $ 17.76
                                            2000     $ 25.28   $ 17.45   $ 20.09       $ 22.66   $ 23.27
                                            1999     $ 23.72   $ 19.85   $ 20.30       $ 22.83   $ 21.22
      Natural gas, per mcf
                                            2001      $ 2.46    $ 1.61    $ 2.99        $ 2.33    $ 1.93
                                            2000     $ 10.02    $ 1.20   $ 10.50        $ 2.75    $ 2.49
                                            1999      $ 2.23    $ 1.20    $ 1.85        $ 2.71    $ 2.48
(b)  Includes dismantlement and abandonment costs.
(c)  Represents proportional shares of investees accounted for under the equity method.
(d)  Included in Lower 48 is the present value of Spirit Energy 76 Development, L. P., a consolidated subsidiary, in which there is a minority interest share representing approximately $95 million and the present value of Pure Resources, Inc., in which there is a minority interest share representing approximately $306 million.
(e)  Included in Lower 48 is the present value of Spirit Energy 76 Development, L. P., a consolidated subsidiary, in which there is a minority interest share representing approximately $98 million and the present value of Pure Resources, Inc., in which there is a minority interest share representing approximately $656 million.
(f)  Included in Lower 48 is the present value of Spirit Energy 76 Development, L. P., a consolidated subsidiary, in which there is a minority interest share representing approximately $112 million. Included in Canada is the present value of
     Northrock Resources, Ltd., a consolidated subsidiary, in which there is a minority interest share representing approximately $211 million.

Changes in Present Values of Future Net Cash Flows (Unaudited)

Millions of dollars                                    2001      2000      1999
--------------------------------------------------------------------------------
Present value at beginning of year                 $ 12,116  $  5,975  $  2,576
Discoveries and extensions,
  net of estimated future costs                       1,260     2,333     1,011
Net purchases and sales of
  proved reserves (a)                                 1,198     1,354       546
Revisions to prior estimates:
   Prices net of estimated changes
     in production costs                            (10,693)    9,196     5,130
   Future development costs                            (879)     (820)     (555)
   Quantity estimates                                   392      (232)      145
   Production schedules and other                      (399)     (595)       (1)
Accretion of discount                                 1,433       724       294
Development costs related
  to beginning of year reserves                         911       696       584
Sales of oil and gas net of production costs of:
    ($656 million in 2001, $536 million in 2000
     and $450 million in 1999)                       (3,073)   (2,949)   (1,689)
Net change in income taxes                            3,398    (3,566)   (2,066)
--------------------------------------------------------------------------------
Present value at end of year                       $  5,664  $ 12,116  $  5,975
================================================================================

(a) Reserves purchased were valued at $1,361 million, $1,512 million, and $644 million in 2001, 2000, and 1999, respectively. Reserves sold were valued at $163 million, $158 million, and $98 million for the same years, respectively.

                                     -122-

SELECTED FINANCIAL DATA (Unaudited)

Millions of dollars except as indicated                                  2001       2000        1999       1998        1997
----------------------------------------------------------------------------------------------------------------------------
Revenue Data
Sales
   Crude oil, condensate and natural gas liquids                      $ 3,053    $ 5,872     $ 3,584    $ 2,274     $ 2,812
   Natural gas                                                          3,024      2,511       1,646      1,823       1,857
   Geothermal steam                                                       160        161         153        166         119
   Petroleum products                                                     203        286         209         32          13
   Minerals                                                                28         29          35         67         106
   Other                                                                   68        137         124        142         319
----------------------------------------------------------------------------------------------------------------------------
          Total sales revenues                                          6,536      8,996       5,751      4,504       5,226
Operating revenues                                                        128        (55)         91        123         116
Other revenues (a)                                                         88        261         119        380         129
----------------------------------------------------------------------------------------------------------------------------
          Total revenues from continuing operations                   $ 6,752    $ 9,202     $ 5,961    $ 5,007     $ 5,471

Earnings Data
Earnings from continuing operations                                     $ 599      $ 723       $ 113       $ 93       $ 615
Earnings from discontinued operations (net of tax)                         17         37          24         37           4
Extraordinary item - early extinguishment of debt (net of tax)              -          -           -          -         (38)
Cumulative effect of accounting change (net of tax)                        (1)         -           -          -           -
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                                            $ 615      $ 760       $ 137      $ 130       $ 581
Basic earnings (loss) per share of common stock:
      Continuing operations                                            $ 2.45     $ 2.98      $ 0.47     $ 0.39      $ 2.47
      Discontinued operations                                            0.07       0.15        0.10       0.15        0.02
      Extraordinary item                                                    -          -           -          -       (0.15)
----------------------------------------------------------------------------------------------------------------------------
      Net earnings per share of common stock                           $ 2.52     $ 3.13      $ 0.57     $ 0.54      $ 2.34
----------------------------------------------------------------------------------------------------------------------------
Share Data
Cash dividends declared on common stock                                 $ 195      $ 194       $ 194      $ 192       $ 199
     Per share                                                         $ 0.80     $ 0.80      $ 0.80     $ 0.80      $ 0.80
Number of common stockholders of record at year end                    23,213     24,910      27,026     29,567      31,919
Weighted average common shares - thousands                            243,568    242,863     242,167    241,332     248,190
----------------------------------------------------------------------------------------------------------------------------

(a)  All years have been reclassified to exclude earnings from equity investments from revenues.

SELECTED FINANCIAL DATA (Continued)

Millions of dollars except as indicated                                  2001       2000        1999       1998        1997
----------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Current assets (c)                                                    $ 1,295    $ 1,802     $ 1,631    $ 1,388     $ 1,501
Current liabilities (d)                                                 1,422      1,845       1,559      1,376       1,160
Working capital (c)                                                      (127)       (43)         72         12         341
Ratio of current assets to current liabilities (c)                      0.9:1      1.0:1       1.0:1      1.0:1       1.3:1
Total assets                                                           10,425     10,010       8,967      7,952       7,530
Total debt and capital leases                                           2,906      2,506       2,854      2,558       2,170
Trust convertible preferred securities                                    522        522         522        522         522
Total stockholders' equity                                              3,124      2,719       2,184      2,202       2,314
     Stockholders' equity - per common share                            12.80      11.19        9.01       9.13        9.32
Return on average stockholders' equity:
     Continuing operations                                              20.5%      29.5%        5.2%       4.1%       26.8%
     Net Earnings                                                       21.1%      31.0%        6.2%       5.8%       25.3%
----------------------------------------------------------------------------------------------------------------------------
General Data
Salaries, wages and employee benefits (e)                               $ 548      $ 546       $ 578      $ 596       $ 640
Number of regular employees at year-end                                 6,980      6,800       7,550      7,880       8,394
----------------------------------------------------------------------------------------------------------------------------

(c) In 2001 lower current assets and negative working capital amounts reflect major acquisitions funded from cash on hand.
(d) 2001 through 1998 includes liabilities associated with pre-paid commodity sales.
(e) Employee benefits are net of pension income recognized in accordance with current accounting standards for pension costs.

                                     -124-

OPERATING SUMMARY (Unaudited)

                                            2001(a) 2000(a) 1999   1998    1997
--------------------------------------------------------------------------------
Exploration & Production
Net exploratory wells completed:
    Oil                                         56     15     31     19      10
    Gas                                         58     53     32     24      15
Net development wells completed:
    Oil                                        152    102     81    113     118
    Gas                                         73    142     93    105     118
Net dry holes:
    Exploratory                                 35     46     28     34      29
    Development                                  6      9      9     10       7
--------------------------------------------------------------------------------
      Total net wells                          380    367    274    305     297
Net producible wells at year end (b)         5,843  4,638  3,511  3,193   3,884
Net undeveloped acreage
 at year end - thousands of acres:
      North America
          Lower 48                           5,849  2,199  1,743  1,664   1,257
          Alaska                               232    221    186    215     174
          Canada                             1,399  1,285  1,440     39     747
      International
          Far East                          11,095 14,505 20,677 20,167  14,688
          Other                              5,119  6,172  5,043  4,975   3,573
--------------------------------------------------------------------------------
         Total                              23,694 24,382 29,089 27,060  20,439
Net proved reserves at year end (c)(d):
   Crude oil, condensate and
    natural gas liquids -
    million barrels (e)
     North America
          Lower 48                             156    145    127    134     142
          Alaska                                74     72     62     60      81
          Canada                                51     47     55     19      35
     International
          Far East                             208    186    155    149     111
          Other                                195    116    120    135     125
     Equity investees                            9      6      4      2       -
--------------------------------------------------------------------------------
         Total                                 693    572    523    499     494
   Natural gas - billion cubic feet (f)
     North America
          Lower 48                           1,797  1,542  1,336  1,511   1,641
          Alaska                               212    227    294    372     442
          Canada                               289    280    356     11     104
     International
          Far East                           3,873  3,543  3,705  3,544   3,722
          Other                                346    328    331    216     137
     Equity investees                          232    119     96     21       -
--------------------------------------------------------------------------------
         Total                               6,749  6,039  6,118  5,675   6,046

(a) Reflects the acquisition of Titan Exploration, Inc. by Pure Resources, Inc. in Lower 48 in 2000 and the acquisitions by Pure of International Paper Company assets and the Hallwood Energy Corporation acquisition in 2001.
(b) Producible wells exclude suspended wells not expected to be producing within a year and wells awaiting abandonment.
(c) All years have been reclassified to exclude host countries' shares under certain production sharing contracts.
(d)  Includes 100% of consolidated subsidiaries.
(e) Includes natural gas liquids previously included in natural gas quantities. Prior years have been conformed to 2001 basis.
(f) Excludes natural gas liquids previously included in natural gas quantities. Prior years have been conformed to 2001 basis.

                                     -125-

                                              2001   2000   1999   1998    1997
--------------------------------------------------------------------------------
Exploration & Production (continued)
Net daily production (a) (b):
   Crude oil, condensate and
    natural gas liquids -
    thousand barrels
      North America
          Lower 48                              59     52     50     54      53
          Alaska                                25     26     28     30      32
          Canada                                16     17     13     11      14
      International
          Far East                              51     47     54     75      72
          Other                                 19     18     23     19      12
--------------------------------------------------------------------------------
         Total                                 170    160    168    189     183
   Natural gas - million cubic feet
      North America
          Lower 48                             905    764    706    762     813
          Alaska                               103    125    130    129     128
          Canada                               101     98     70     24      36
      International
          Far East                             829    799    759    798     760
          Other                                 65     57     39     21      25
--------------------------------------------------------------------------------
         Total                               2,003  1,843  1,704  1,734   1,762
Geothermal Operations
Net wells completed:
    Exploratory                                  -      -      -      3       3
    Development                                  -      -      -      8       7
--------------------------------------------------------------------------------
      Total                                      -      -      -     11      10
Net producible wells at year end                84     83     79    287     241
Net undeveloped acreage at year end -
  thousands of acres                           314    314    314    338     384
Net proved reserves at year end: (c)
      Billion kilowatt-hours                   108    114    120    157     149
      Million equivalent oil barrels           162    170    179    235     223
Net daily production:
      Million kilowatt-hours                    14     16     17     21      18
      Thousand equivalent oil barrels           22     25     25     32      27
--------------------------------------------------------------------------------

(a) Includes the company's proportional shares of equity investees, 100% of consolidated subsidiaries.
(b) Natural gas is reported on a dry basis; production excludes gas consumed on lease.
(c)  Includes reserves underlying a service fee arrangement in the Philippines.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE: None

                                    PART III

The information required by Items 10 through 13 (except for information regarding the Company's executive officers) is incorporated by reference to Unocal's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") (File No. 1-8483), as indicated below. The 2002 Proxy Statement is expected to be filed with the Securities and Exchange Commission on or about April 8, 2002.


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

See the information regarding Unocal's directors and nominees for election as directors to appear in the 2002 Proxy Statement under the captions "Election of Directors" and "Board Committee Meetings and Functions". Also, see the list of Unocal's executive officers and related information under the caption "Executive Officers of the Registrant" in Part I of this report.

See the information to appear in the 2002 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".


ITEM 11 - EXECUTIVE COMPENSATION.

See the information regarding executive compensation to appear in the 2002 Proxy Statement under the captions "Summary Compensation Table," "Option/SAR Grants in 2001," "Aggregated Option/SAR Exercises in 2001 and December 31, 2001 Option/SAR Values," "Long-Term Incentive Plans - Awards in 2001," "Pension Plan Table," "Employment Contracts, Termination of Employment and Change of Control Arrangements" and the information regarding directors' compensation to appear in the 2002 Proxy Statement under the caption "Directors' Compensation."


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

See the information regarding security ownership to appear in the 2002 Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See the information regarding certain loans to executive officers to appear in the 2002 Proxy Statement under the caption "Indebtedness of Management."

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

     (1)  Financial  Statements:   See  the "Index  to  Consolidated   Financial
          Statements and Financial Statement Schedule" under Item 8 of this report.

     (2) Financial Statement Schedule: See the "Index to Consolidated Financial Statements and Financial Statement Schedule" under Item 8 of this report.

     (3) Exhibits: The Exhibit Index on pages 131 through 133 of this report lists the exhibits that are filed as part of this report and identifies each management contract and compensatory plan or arrangement required to be filed.

(b)  Reports filed on Form 8-K:


     (1) Current Report on Form 8-K, dated October 24, 2001 and filed October 30, 2001, for the purpose of reporting, under Item 5, the Company's third quarter 2001 earnings and related information and the Company's 2001 full year earnings and production forecast.

     During the first quarter of 2002 to the date hereof:

     (1) Current Report on Form 8-K, dated and filed January 24, 2002, for the purpose of reporting, under Item 5, the Company's fourth quarter 2001 impairment charge and other special items.

     (2) Current Report on Form 8-K, dated January 22, 2002 and filed January 31, 2002, for the purpose of reporting, under Item 5, the Company's fourth quarter 2001 earnings and related information, the Company's 2001 reserve replacement and finding development and acquisitions results, the Company's 2002 earnings forecast and other operational activity updates.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  UNOCAL CORPORATION
                                                     (Registrant)

Dated:     March 15, 2002                     By:  /s/ TERRY G. DALLAS
           --------------                     ------------------------
                                              Terry G. Dallas
                                              Executive Vice President and
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2002.

              Signature                                   Title
--------------------------------------      ------------------------------------


/s/ CHARLES R. WILLIAMSON                      Chief Executive Officer and
--------------------------------------       Chairman of the Board of Directors
Charles R. Williamson

/s/ TIMOTHY H. LING                                     Director
--------------------------------------
Timothy H. Ling

/s/ TERRY G. DALLAS                            Executive Vice President and
--------------------------------------           Chief Financial Officer
Terry G. Dallas

/s/ JOE D. CECIL                              Vice President and Comptroller
--------------------------------------        (Principal Accounting Officer)
Joe D. Cecil

/s/ JOHN W. AMERMAN                                     Director
--------------------------------------
John W. Amerman

/s/ JOHN W. CREIGHTON, JR.                              Director
--------------------------------------
John W. Creighton, Jr.

/s/ JAMES W. CROWNOVER                                  Director
--------------------------------------
James W. Crownover

/s/ FRANK C. HERRINGER                                  Director
--------------------------------------
Frank C. Herringer

/s/ CHARLES R. LARSON                                   Director
--------------------------------------
Charles R. Larson

                                                        Director
--------------------------------------
Donald B. Rice

                                                        Director
--------------------------------------
Kevin W. Sharer

/s/ MARINA V.N. WHITMAN                                 Director
--------------------------------------
Marina v.N. Whitman

                                   UNOCAL CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                (Millions of dollars)


                                                                            Additions
                                                                  ------------------------------
                                                                   Charged or     Charged or
                                                     Balance at    (credited)     (credited)      Deductions    Balance
                                                      beginning     to costs &      to other          from       at end
Description                                           of period      expenses       accounts      reserves (a) of period
--------------------------------------------------------------------------------------------------------------------------
YEAR 2001
Amounts deducted from
  applicable assets:
Accounts and notes receivable                            $ 97           $ 47            $ 3            $ (1)     $ 146
Investments and long-term receivables                    $ 80           $ 90            $ 5            $ (4)     $ 171

YEAR 2000
Amounts deducted from
  applicable assets:

Accounts and notes receivable                            $ 71           $ 30            $ -            $ (4)      $ 97
Investments and long-term receivables                    $ 81           $ 31          $ (32)            $ -       $ 80

YEAR 1999
Amounts deducted from
  applicable assets:

Accounts and notes receivable                            $ 78           $ 29          $ (32)           $ (4)      $ 71
Investments and long-term receivables                    $ 34           $ 15           $ 32             $ -       $ 81

(a) Represents receivables written off, net of recoveries, reinstatement and losses sustained.

                               UNOCAL CORPORATION
                                  EXHIBIT INDEX

------------------- ------------------------------------------------------------
Exhibit 3.1         Restated Certificate of Incorporation of Unocal, dated
                    as of January 31, 2000, and currently in effect (incorporated by reference to Exhibit 3.1 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 3.2         Bylaws of Unocal, as amended through October 31, 2001,
                    and currently in effect (incorporated by reference to
                    Exhibit 3 to Unocal's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 4.1         Standard Multiple-Series Indenture Provisions, January
                    1991, dated as of January 2, 1991 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
------------------- ------------------------------------------------------------
Exhibit 4.2         Form of Indenture, dated as of January 30, 1991, among
                    Union Oil Company of California, Unocal and The Bank of New York (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
------------------- ------------------------------------------------------------
Exhibit 4.3         Form of Indenture, dated as of February 3, 1995, among
                    Union Oil Company of California, Unocal and Chase Manhattan Bank and Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-54861 and 33-54861-01).
------------------- ------------------------------------------------------------
                    Other instruments defining the rights of holders of long term debt of Unocal and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Unocal and its subsidiaries on a consolidated basis. Unocal agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
------------------- ------------------------------------------------------------
Exhibit 10.1 Rights Agreement, dated as of January 5, 2000, between Unocal and Mellon Investor Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to Unocal's Current Report on Form 8-K dated January 5, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------

The following Exhibits 10.2 through 10.36 are management contracts or compensatory plans, contracts or arrangements as required by Item 14 (c) of Form 10-K and Item 601 (b) (10) (iii) (A) of Regulation S-K.

------------------- ------------------------------------------------------------
Exhibit 10.2        1991 Management Incentive Program (incorporated by
                    reference to Exhibit A to Unocal's Proxy Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
------------------- ------------------------------------------------------------

Exhibit 10.3        Unocal Revised Incentive Compensation Plan Cash
                    Deferral Program (incorporated by reference to Exhibit 10.3 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.4        Amendments to 1991 Incentive Plan Awards (incorporated
                    by reference to Exhibit 10 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.5        1998 Management Incentive Program, as amended,
                    consisting of the Revised Incentive Compensation Plan, the Long-Term Incentive Plan of 1998 and the 1998 Performance Stock Option Plan, (incorporated by reference to Exhibit B to Unocal's Proxy Statement dated April 12, 2000, for its 2000 Annual Meeting of Stockholders, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.6 Amendment to the Revised Incentive Compensation Plan, effective December 5, 2000 (incorporated by reference to
                    Exhibit 10.1 to Unocal's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.7 Amendment to the Long-Term Incentive Plan of 1998, as amended, adopted July 27, 2001, subject to stockholder approval at Unocal's May 20, 2002, Annual Meeting of Stockholders (incorporated by reference to Exhibit 10.2 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.8 Amendments to the 1998 Management Incentive Program, as amended, adopted February 12, 2002, partially subject to stockholder approval at Unocal's May 20, 2002, Annual Meeting of Stockholders.
------------------- ------------------------------------------------------------

------------------- ------------------------------------------------------------
Exhibit 10.9 Unocal Deferred Compensation Plan, effective September 24, 2001 (incorporated by reference to Exhibit 4 to Unocal's Registration Statement on Form S-8,
                    File No. 333-73540).
------------------- ------------------------------------------------------------
Exhibit 10.10       Form of Nonqualified Stock Option Grant under the
                    Long-Term Incentive Plan of 1998, effective July 27, 2001, subject to stockholder approval, between Unocal and each of Charles R. Williamson (as to 450,000 shares Unocal Common Stock), Timothy H. Ling (as to 240,000 shares of Unocal Common Stock) and Dennis P.R. Codon (as to 150,000 shares of Unocal Common Stock), each with an exercise price of $35.355 per share (incorporated by reference to Exhibit 10.3 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.11       Form of Nonqualified Stock Option Grant under the
                    Long-Term Incentive Plan of 1998, effective August 20, 2001, subject to stockholder approval, between Unocal and Terry G. Dallas as to 240,000 shares of Unocal Common Stock with an exercise price of $36.22 (incorporated by reference to
                    Exhibit 10.2 to Unocal's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.12 2000 Executive Stock Purchase Program (incorporated by reference to Exhibit 10.1 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.13 Amendment to the 2000 Executive Stock Purchase Program, effective February 12, 2002.
------------------- ------------------------------------------------------------
Exhibit 10.14       Award Agreement (Loan Agreement), together with
                    related promissory note, both dated March 16, 2000, between Unocal and Charles R. Williamson (incorporated by reference to Exhibit 10.4 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.15       Award Agreement (Loan Agreement), together with
                    related promissory note, both dated March 16, 2000, between Unocal and Timothy H. Ling (incorporated by reference to
                    Exhibit 10.3 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.16       Award Agreement (Loan Agreement), together with
                    related promissory note, both dated March 16, 2000, between Unocal and Dennis P. R. Codon (incorporated by reference to
                    Exhibit 10.5 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.17       Unocal Nonqualified Retirement Plan "A", as amended
                    December 5, 2000 (incorporated by reference to Exhibit 10.12 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.18       Unocal Nonqualified Retirement Plan "B", as amended
                    December 5, 2000 (incorporated by reference to Exhibit 10.13 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.19       Unocal Nonqualified Retirement Plan "C", adopted
                    December 5, 2000 (incorporated by reference to Exhibit 10.14 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.20       Unocal Supplemental Savings Plan, as amended December
                    5, 2000 (incorporated by reference to Exhibit 10.15 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.21 Amendments to the plans filed as the preceeding four exhibits, effective January 1 and September 1, 2001.
------------------- ------------------------------------------------------------
Exhibit 10.22       Summary of Enhanced Severance Program, adopted
                    December 5, 2000 (incorporated by reference to Item 5--Other Events of Unocal's Current Report on Form 8-K dated December 5, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.23       Other Compensatory Arrangements (incorporated by
                    reference to Exhibit 10.4 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.24       Directors' Restricted Stock Plan of 1991 (incorporated
                    by reference to Exhibit B to Unocal's Proxy Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.25       Amendments to the Directors Restricted Stock Plan,
                    effective February 8, 1996 (incorporated by reference to
                    Exhibit 10.7 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.26 Amendments to the Director's Restricted Stock Plan, effective June 1, 1998 (incorporated by reference to Exhibit
                    10.4 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
------------------- ------------------------------------------------------------
Exhibit 10.27       2001 Directors' Deferred Compensation and Stock Award
                    Plan (incorporated by reference to Exhibit B to Unocal's Proxy Statement dated April 9, 2001, for its 2001 Annual Meeting of Stockholders, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.28       Form of Director Indemnity Agreement between Unocal
                    and each of its directors (incorporated by reference to
                    Exhibit 10.14 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.29       Form of Director Insurance Agreement between Unocal
                    and each of its directors (incorporated by reference to
                    Exhibit 10.15 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.30       Form of Officer Indemnity Agreement between Unocal and
                    each of its officers (incorporated by reference to Exhibit
                    10.16 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.31       Employment Agreement, effective as of March 27, 2000,
                    by and between Unocal and Charles R. Williamson (incorporated by reference to Exhibit 10.6 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.32       Change in Control Agreement, effective as of July 28,
                    1998, by and between Unocal and Timothy H. Ling (incorporated by reference to Exhibit 10.21 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.33       Amendment, dated February 28, 2000, to the agreement
                    filed as the preceeding exhibit (incorporated by reference to Exhibit 10.22 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.34       Employment Agreement, effective as of May 30, 2000, by
                    and between Unocal and Terry G. Dallas (incorporated by reference to Exhibit 10.2 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.35       Employment Agreement, effective as of July 28, 1998,
                    by and between Unocal and Dennis P.R. Codon, (incorporated by reference to Exhibit 10.12 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.36       Amendment, dated February 28, 2000, to the agreement
                    filed as the preceeding exhibit (incorporated by reference to Exhibit 10.30 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal for the five years ended December 31, 2001.
------------------- ------------------------------------------------------------
Exhibit 12.2 Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the five years ended December 31, 2001.
------------------- ------------------------------------------------------------
Exhibit 12.3 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the five years ended December 31, 2001.
------------------- ------------------------------------------------------------
Exhibit 21          Subsidiaries of Unocal Corporation.
------------------- ------------------------------------------------------------
Exhibit 23          Consent of PricewaterhouseCoopers LLP.
------------------- ------------------------------------------------------------
Exhibit 99.1        Restated and Amended Articles of Incorporation of Union
                    Oil Company of California, as amended through April 1, 1999, and currently in effect (incorporated by reference to
                    Exhibit 99.1 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 99.2 Bylaws of Union Oil Company of California, as amended through January 1, 2001, and currently in effect (incorporated by reference to Exhibit 99 to Unocal's Current Report on Form 8-K, dated December 8, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 99.3 Summary of change-of-control provisions in certain compensation plans (incorporated by reference to Exhibit 99 to Unocal's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.