Form 10-Q
period 2002-03-31
UNOCAL CORP
filed 2002-05-15
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 2002
                                     --------------------

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

Number of shares of Common Stock, $1 par value, outstanding as of April 30, 2002: 244,609,488

                                TABLE OF CONTENTS



                                     PART I                                 PAGE

Item 1. Financial Statements

          Consolidated Earnings.............................................  1
          Consolidated Balance Sheet........................................  2
          Consolidated Cash Flows...........................................  3
          Notes to Financial Statements.....................................  4


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................... 17

        Operating Highlights ............................................... 20

Item 3  Quantative and Qualitative Disclosures About Market Risk............ 27


                                     PART II

Item 1  Legal Proceedings................................................... 31


Item 6  Exhibits and Reports on Form 8-K.................................... 31


SIGNATURES.................................................................. 32

EXHIBIT INDEX............................................................... 33

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS (UNAUDITED)                             UNOCAL CORPORATION

                                                          For the Three Months
                                                             Ended March 31,
                                                    ----------------------------
Millions of dollars except per share amounts                 2002          2001
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ 1,024       $ 2,206
Interest, dividends and miscellaneous income                   12             8
Gain on sales of assets                                         2             -
--------------------------------------------------------------------------------
      Total revenues                                        1,038         2,214
Costs and other deductions
Crude oil, natural gas and product purchases                  295           987
Operating expense                                             288           330
Administrative and general expense                             43            44
Depreciation, depletion and amortization                      224           223
Dry hole costs                                                 28            40
Exploration expense                                            59            56
Interest expense                                               51            49
Property and other operating taxes                             16            21
Distributions on convertible preferred
 securities of subsidiary trust                                 8             8
--------------------------------------------------------------------------------
      Total costs and other deductions                      1,012         1,758

Earnings from equity investments                               37            42
--------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                       63           498
--------------------------------------------------------------------------------
Income taxes                                                   40           190
Minority interests                                              1            16
--------------------------------------------------------------------------------
Earnings from continuing operations                            22           292
Discontinued operations
  Refining, marketing and transportation
     Gain on disposal (net of tax)                              -             4
--------------------------------------------------------------------------------
Earnings from discontinued operations                           -             4
Cumulative effect of accounting change                          -            (1)
--------------------------------------------------------------------------------
      Net earnings                                           $ 22         $ 295
================================================================================
Basic earnings per share of common stock (a)
      Continuing operations                                $ 0.09        $ 1.19
      Net earnings                                         $ 0.09        $ 1.21

Diluted earnings per share of common stock (b)
      Continuing operations                                $ 0.09        $ 1.16
      Net earnings                                         $ 0.09        $ 1.18

Cash dividends declared per share of common stock          $ 0.20        $ 0.20
--------------------------------------------------------------------------------

(a)  Basic weighted average shares
         outstanding  (in thousands)                      244,207       243,169
(b)  Diluted weighted average shares
         outstanding (in thousands)                       245,247       256,399

                 See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                    UNOCAL CORPORATION

                                             At March 31,       At December  31,
                                          --------------------------------------
Millions of dollars                                 2002 (a)               2001
--------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                       $ 338                  $ 190
   Accounts and notes receivable - net               869                    847
   Inventories                                        96                    102
   Deferred income taxes                             126                    123
   Other current assets                               31                     33
--------------------------------------------------------------------------------
      Total current assets                         1,460                  1,295
Investments and long-term receivables - net        1,459                  1,405
Properties - net (b)                               7,543                  7,514
Deferred income taxes                                174                    128
Other assets                                         122                     83
--------------------------------------------------------------------------------
      Total assets                              $ 10,758               $ 10,425
================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                $ 772                  $ 823
   Taxes payable                                     331                    249
   Dividends payable                                  49                     49
   Interest payable                                   48                     49
   Current portion of environmental liabilities      110                    124
   Current portion of long-term debt
    and capital leases                                 9                      9
   Other current liabilities                         148                    119
--------------------------------------------------------------------------------
      Total current liabilities                    1,467                  1,422
Long-term debt and capital leases                  3,174                  2,897
Deferred income taxes                                639                    627
Accrued abandonment, restoration
 and environmental liabilities                       605                    590
Other deferred credits and liabilities               729                    724
Subsidiary stock subject to repurchase                69                     70
Minority interests                                   456                    449

Company-obligated mandatorily redeemable
 convertible preferred securities of a subsidiary
  trust holding solely parent debentures             522                    522

Common stock ($1 par value,
 shares authorized:  750,000,000 (c))                255                    255
Capital in excess of par value                       568                    551
Unearned portion of restricted stock issued          (29)                   (29)
Retained earnings                                  2,861                  2,888
Accumulated other comprehensive income              (105)                   (88)
Notes receivable - key employees                     (42)                   (42)
Treasury stock - at cost  (d)                       (411)                  (411)
--------------------------------------------------------------------------------
      Total stockholders' equity                   3,097                  3,124
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $ 10,758               $ 10,425
================================================================================

(a)  Unaudited
(b)  Net of accumulated depreciation,
      depletion and amortization of:            $ 11,768               $ 11,648
(c)  Number of shares outstanding
     (in thousands)                              244,501                243,998
(d)  Number of shares (in thousands)              10,623                 10,623

               See Notes to the Consolidated Financial Statements.

                                      -2-

CONSOLIDATED CASH FLOWS (UNAUDITED                      UNOCAL CORPORATION

                                                     For the Three Months
                                                       Ended March 31,
                                                    ---------------------
Millions of dollars                                    2002         2001
-------------------------------------------------------------------------

Cash Flows from Operating Activities
Net earnings                                          $ 22         $ 295
Adjustments to reconcile net earnings to
 net cash provided by operating activities
  Depreciation, depletion and amortization             224           223
  Dry hole costs                                        28            40
  Amortization of exploratory leasehold costs           22            22
  Deferred income taxes                                (23)           32
  Gain on sales of assets (pre-tax)                     (2)            -
  Gain on disposal of discontinued operations(pretax)    -            (7)
  Earnings applicable to minority interests              1            16
  Other                                                (12)           54
  Working capital and other changes
   related to operations
    Accounts and notes receivable                      (14)          169
    Inventories                                          6            27
    Accounts payable                                   (51)         (166)
    Taxes payable                                       82            69
    Other                                              (12)           (1)
-------------------------------------------------------------------------
Net cash provided by operating activities              271           773
-------------------------------------------------------------------------

Cash Flows from Investing Activities
  Capital expenditures (includes dry hole costs)      (390)         (360)
  Major acquisitions                                     -          (261)
  Proceeds from sales of assets                         28             8
  Proceeds from sale of discontinued operations          2             7
-------------------------------------------------------------------------
Net cash used in investing activities                 (360)         (606)
-------------------------------------------------------------------------

Cash Flows from Financing Activities
  Long-term borrowings                                 399           240
  Reduction of long-term debt
   and capital lease obligations                      (123)           (6)
  Minority interests                                    (2)           (5)
  Proceeds from issuance of common stock                14             5
  Dividends paid on common stock                       (49)          (49)
  Other                                                 (2)            -
-------------------------------------------------------------------------
Net cash provided by financing activities              237           185
-------------------------------------------------------------------------
Increase in cash and cash equivalents                  148           352
-------------------------------------------------------------------------
Cash and cash equivalents at beginning of year         190           235
-------------------------------------------------------------------------
Cash and cash equivalents at end of period           $ 338         $ 587
=========================================================================

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Interest (net of amount capitalized)            $ 53          $ 61
      Income taxes (net of refunds)                   $ (8)         $ 85

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes filed with the Commission in Unocal Corporation's 2001 Annual Report on Form 10-K.

For the purpose of this report, Unocal Corporation ("Unocal") and its consolidated subsidiaries, including Union Oil Company of California ("Union Oil"), are referred to as the "Company".

The consolidated financial statements of the Company include the accounts of subsidiaries in which a controlling interest is held. Investments in entities without a controlling interest are accounted for by the equity method or cost basis. Under the equity method, the investments are stated at cost plus the Company's equity in undistributed earnings and losses after acquisition. Income taxes estimated to be payable when earnings are distributed are included in deferred income taxes.

Results for the three months ended March 31, 2002, are not necessarily indicative of future financial results.

Certain items in the prior year financial statements have been reclassified to conform to the 2002 presentation.

(2)      Accounting Changes

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting for goodwill and identifiable intangible assets subsequent to their initial recognition, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 also eliminates amortization of the excess of cost over the underlying equity in the net assets of an equity method investee that is recognized as goodwill. The adoption of the statement did not have a material effect on the Company's financial position and results of operations.

Effective January 1, 2002, the Company also adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The adoption of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

(3)      Other Financial Information

During the first quarters of 2002 and 2001, approximately 20 percent and 37 percent, respectively, of total sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the Company's marketing activities.

Capitalized interest totaled $9 million and $5 million for the first quarters of 2002 and 2001, respectively. The increase was primarily due to the capitalized interest related to the West Seno oil and gas development project in the deepwater Kutei Basin, offshore East Kalimantan, Indonesia.

Exploration expense on the consolidated earnings statement consisted of the following:

                                                           For the Three Months
                                                              Ended March 31,
                                                     ---------------------------
Millions of dollars                                          2002          2001
--------------------------------------------------------------------------------
Exploration operations                                    $    23       $    18
Geological and geophysical                                     11            13
Amortization of exploratory leases                             22            22
Leasehold rentals                                               3             3
--------------------------------------------------------------------------------
     Exploration expense                                  $    59       $    56
================================================================================

(4)      Income Taxes

Income taxes on earnings from continuing operations for the first quarter of 2002 were $40 million compared with $190 million for the first quarter of 2001. The effective income tax rate for the first quarter of 2002 was 65 percent compared with 39 percent for the first quarter of 2001. In 2002, the mix effect of domestic losses coupled with foreign earnings, which are generally taxed at a higher rate, resulted in the higher effective tax rate when compared to 2001.

(5)      Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for earnings from continuing operations for the first quarters ended March 31, 2002 and 2001:

                                       Earnings         Shares         Per Share
Millions except per share amounts     (Numerator)    (Denominator)        Amount
--------------------------------------------------------------------------------
Three months ended March 31, 2002
 Earnings from continuing operations    $  22              244.2
         Basic EPS                                                     $0.09
                                                                       ======
 Effect of dilutive securities
  Options and common stock equivalents                       1.0
                                      ----------------------------
    Diluted EPS                            22              245.2       $0.09
                                                                       ======
 Distributions on subsidiary trust
  preferred securities (after-tax)          7               12.3
                                      ----------------------------
         Antidilutive                   $  29              257.5       $0.11
                                                                       ======

Three months ended March 31, 2001
 Earnings from continuing operations    $ 292              243.2
         Basic EPS                                                     $1.19
                                                                       ======
 Effect of dilutive securities
  Options and common stock equivalents                       0.9
                                      ----------------------------
                                          292              244.1       $1.19
 Distributions on subsidiary trust
  preferred securities (after-tax)          7               12.3
                                      ----------------------------
         Diluted EPS                    $ 299              256.4       $1.16
                                                                       ======

Not included in the computation of diluted EPS for the three months ended March 31, 2002 and 2001, were options outstanding to purchase approximately 5.1 million and 5.0 million shares, respectively, of common stock. These options were not included in the computation as the exercise prices were greater than the year-to-date average market price of the common shares.

(6)      Comprehensive Income

The Company's comprehensive income was:

                                                           For the Three Months
                                                               Ended March 31,
                                                        ------------------------
Millions of dollars                                          2002          2001
--------------------------------------------------------------------------------
Net earnings                                                 $ 22         $ 295
 Cumulative effect of change in accounting principle
       SFAS No. 133 adoption (a)                                -           (59)
 Change in unrealized loss on hedging instruments (b)         (20)           (5)
 Reclassification adjustment for settled hedging contracts (c)  6            12
 Unrealized foreign currency translation adjustments           (3)          (31)
--------------------------------------------------------------------------------
Total comprehensive income                                    $ 5         $ 212
================================================================================

(a) Net of tax expense (benefit) of:                            -           (36)
(b) Net of tax expense (benefit) of:                          (12)           (3)
(c) Net of tax expense (benefit) of:                            3             7


(7)      Cash and Cash Equivalents

                                          At March 31,      At December 31,
                                        ------------------------------------
Millions of dollars                                 2002               2001
----------------------------------------------------------------------------
Cash                                                $ 55               $ 12
Time deposits                                        178                123
Restricted cash                                        5                  5
Marketable securities                                100                 50
----------------------------------------------------------------------------
     Cash and cash equivalents                     $ 338              $ 190
============================================================================

(8)      Long Term Debt and Credit Agreements

During the first three months of 2002, the Company's consolidated debt, including the current portion, increased by $277 million. This net increase included $399 million in new commercial paper borrowings, the proceeds of which were used to refinance maturing debt and for general corporate purposes. The Company retired $23 million of maturing medium-term notes during the quarter. In February 2002, the Company's Northrock Resourses, Ltd. subsidiary redeemed its $35 million "Series A" and $40 million "Series B" senior U.S. dollar-denominated notes, which bore interest of 6.54 percent and 6.74 percent, respectively.
The Company's Pure Resources, Inc. ("Pure") subsidiary reduced its long-term debt, included in the Company's consolidated debt, by $25 million principally due to a decrease in borrowing under its revolving credit facilities.
Pure's debt was $562 million at March 31, 2002. Neither Unocal nor Union Oil guarantees any of Pure's debt.

(9)      Accrued Abandonment, Restoration and Environmental Liabilities

At March 31, 2002, the Company had accrued $482 million for the estimated future costs to abandon and remove wells and production facilities. The total costs for these abandonments are predominantly accrued on a unit-of-production basis and are estimated to be approximately $670 million. This estimate was derived in large part from abandonment cost studies performed by independent third party firms and is used to calculate the amount to be amortized. The Company's reserve for environmental remediation obligations at March 31, 2002 totaled $233 million, of which $110 million was included in current liabilities.

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

As disclosed in note 9, at March 31, 2002, the Company had accrued $233 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $240 million.

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

Pure Resources, Inc. Employment and Severance Agreements

Under circumstances specified in the employment and/or severance agreements entered into between the Company's Pure subsidiary and its officers, each covered officer will have the right to require Pure to purchase its common shares currently held or subsequently obtained by the exercise of any option held by the officer at a calculated "net asset value" per share. The circumstances under which certain officers may exercise this right include the termination of the officer without cause prior to May 25, 2003, termination for any reason after May 24, 2003, a change in control of either Pure or Unocal and other events specified in the agreements. The net asset value per share is calculated by reference to each common share's pro rata amount of the present value of Pure's proved reserves discounted at 10 percent, as defined, times 110 percent, less funded debt, as defined. At March 31, 2002, Pure estimated that the amount it may have to repurchase under these agreements was approximately $69 million, which is reflected as subsidiary stock subject to repurchase on the consolidated balance sheet. The repurchase amount will fluctuate with changes in the net asset value per share. At December 31, 2001, the repurchase amount under these agreements was approximately $70 million.

Other matters

The Company has a lease agreement relating to its Discoverer Spirit deepwater drillship, with a remaining term of approximately three years and six months at March 31, 2002. In 2001, the Company signed a sublease agreement with a third party for a minimum period of 200 days. Under the provisions of the agreement, the third party assumed all of the lease payments to the lessor during the sublease period, which began in December 2001. The drillship has a minimum daily rate of approximately $219,000. The future remaining minimum lease payment obligation, excluding the 200-day sublease period, was approximately $255 million at March 31, 2002. If the sublease period runs longer than the minimum period of 200 days, the amount of the future remaining lease rental payment obligation would decrease by the minimum daily rate amount times the number of days over the minimum sublease period.

In the normal course of business, the Company has performance obligations which are secured by surety bonds or letters of credit. These obligations primarily cover self-insurance, site restoration, dismantlement and other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions but are funded by the Company if exercised. At March 31, 2002, the Company, including its Pure subsidiary, had obtained various surety bonds for approximately $360 million. These surety bonds primarily consisted of bonds for the Company's mining operation discussed in the following paragraph and a bond for $102 million securing the Company's performance under a fixed price natural gas sales contract for the delivery of 72 billion cubic feet of gas over a ten year period that began in

January of 1999 and will end in December of 2008. The Company also had obtained approximately $52 million in standby letters of credit at March 31, 2002.
In addition, the Company has various other guarantees for approximately
$410 million. The Company has entered into indemnification obligations in favor of the providers of these surety bonds and letters of credit. Approximately $190 million of the $410 million in guarantees would require the Company to obtain a bond or a letter of credit, or establish a trust fund if its credit rating drops below BBB- or Baa3 from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively. Approximately $150 million of the surety bonds, letters of credit and other guarantees that the Company is required to obtain or issue reflect obligations that are already included on the consolidated balance sheet in other current liabilities and other deferred credits. The surety bonds, letters of credit and other guarantees may also reflect some of the possible additional remediation liabilities discussed earlier in this note.

As mentioned in the previous paragraph, the Company's Molycorp subsidiary has permits covering discharges from its Questa, New Mexico, molybdenum mine. Obtaining these permits involved the posting by Molycorp of two bonds totaling $152 million that provide financial assurance of completion of temporary closure plans (required only upon cessation of operations) and other obligations required under the terms of the permits. These costs are based on estimations provided by agencies of the state of New Mexico. Unocal has indemnified the insurance company that issued the bonds with respect to all amounts that may be drawn against them.

The Company has certain investments in entities that it accounts for under the equity method, such as Colonial Pipeline Company. These entities have approximately $1.8 billion of their own debt obligations that are either fully non-recourse or of limited recourse to the Company. Of the total $1.8 billion in equity investee debt, $1.1 billion belongs to the Colonial Pipeline Company, in which the Company holds a 23.44 percent equity interest. The Company guarantees only $72 million of the total $1.8 billion debt obligations. Approximately $46 million of the $72 million in debt guarantees will expire in June 2002.

The Company also has other contingent liabilities with respect to litigation, claims, and contractual agreements arising in the ordinary course of business. Although these contingencies could result in expenses or judgments that could be material to the Company's results of operations for a given reporting period, on the basis of management's best assessment of the ultimate amount and timing of these events, such expenses or judgments are not expected to have a material adverse effect on the Company's consolidated financial condition or liquidity.

(11)     Financial Instruments and Commodity Hedging

Fair values of debt and other long-term instruments - The estimated fair value of the Company's long-term debt at March 31, 2002, including the current portion, was approximately $3.29 billion. The fair value was based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

The estimated fair value of the mandatorily redeemable convertible preferred securities of the Company's subsidiary trust was approximately $540 million at March 31, 2002. The fair value was based on the trading prices of the preferred securities on March 29, 2002, as reported to the Company.

Commodity hedging activities - During the first quarter of 2002, the Company recognized $1 million in after-tax gains for the ineffectiveness of both cash flow and fair value hedges. At March 31, 2002, the Company had approximately $12 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future commodity sales for the period beginning April 2002 through October 2004. Of this amount, approximately $3 million in after-tax losses are expected to be reclassified to the consolidated earnings statement during the next twelve months.

Foreign currency contracts - At March 31, 2002, the Company had approximately $1 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future foreign currency denominated payment obligations through December 2003. Of this amount, the losses expected to be reclassified to the consolidated earnings statement during the next twelve months are immaterial.

(12)     Supplemental Condensed Consolidating Financial Information

Unocal guarantees all the publicly held securities issued by its 100 percent-owned subsidiaries Unocal Capital Trust and Union Oil. Such guarantees are full and unconditional and no subsidiaries of Unocal or Union Oil guarantee these securities.

The following tables present condensed consolidating financial information for the first quarters of 2002 and 2001 for (a) Unocal (Parent), (b) the Trust, (c) Union Oil (Parent) and (d) on a combined basis, the subsidiaries of Union Oil (non-guarantor subsidiaries). Virtually all of the Company's operations are conducted by Union Oil and its subsidiaries.

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Period ended March 31, 2002
                                                          Non-
                                        Unocal   Union Guarantor
                                 Unocal Capital  Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues      $ -      $ - $   209 $   981 $   (166)$ 1,024
Interest, dividends and
 miscellaneous income               -        8       7       5       (8)     12
Gain (loss) on sales of assets      -        -      13     (11)       -       2
--------------------------------------------------------------------------------
  Total revenues                    -        8     229     975     (174)  1,038
Costs and other deductions
Purchases, operating and
 other expenses                     2        -     227     634     (162)    701
Depreciation, depletion,
 and amortization                   -        -      87     137        -     224
Dry hole costs                      -        -      15      13        -      28
Interest expense                    8        -      43       9       (9)     51
Distributions on convertible
 preferred securties                -        8       -       -        -       8
--------------------------------------------------------------------------------
  Total costs and
   other deductions                10        8     372     793     (171)  1,012

Equity in earnings of
 subsidiaries                      30        -     128       -     (158)      -
Earnings from
 equity investments                 -        -       -      37        -      37
--------------------------------------------------------------------------------
Earnings from continuing
 operations before income taxes
  and minority interests           20        -     (15)    219     (161)     63
--------------------------------------------------------------------------------
Income taxes                       (4)       -     (45)     89        -      40
Minority interests                  -        -       -       2       (1)      1
--------------------------------------------------------------------------------
  Net earnings                  $  24      $ -   $  30   $ 128 $   (160)  $  22
================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Period ended March 31, 2001
                                                          Non-
                                        Unocal   Union Guarantor
                                 Unocal Capital  Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues      $ -      $ - $   693 $ 2,082 $  ( 569)$ 2,206
Interest, dividends and
 miscellaneous income                5       8      (1)      5      ( 9)      8
Gain (loss) on sales of assets      -        -       -       -        -       -
--------------------------------------------------------------------------------
  Total revenues                    5        8     692    2,087    (578)  2,214
Costs and other deductions
Purchases, operating and
 other expenses                     1        -     395   1,622     (580)  1,438
Depreciation, depletion,
 and amortization                   -        -      86     137        -     223
Dry hole costs                      -        -      10      30        -      40
Interest expense                    8        -      45       5       (9)     49
Distributions on convertible
 preferred securties                -        8       -       -        -       8
--------------------------------------------------------------------------------
  Total costs and
   other deductions                 9        -     536   1,794     (589)  1,758

Equity in earnings of
 subsidiaries                     299        -     211       -     (510)      -
Earnings from
 equity investments                 -        -      (2)     44        -      42
--------------------------------------------------------------------------------
Earnings from continuing
 operations before income taxes
  and minority interests          295        -     365     327     (498)    498
--------------------------------------------------------------------------------
Income taxes                       (1)       -      69     122        -     190
Minority interests                  -        -       -       4       12      16
--------------------------------------------------------------------------------
Earnings from continuing
 operations                       296        -     296     211     (511)    292
Earnings from discontinued
 operations                         -        -       4       -        -       4
Cumulative effect of
  accounting change                 -        -      (1)      -        -      (1)
--------------------------------------------------------------------------------
  Net earnings                  $ 296      $ -   $ 299   $ 211 $   (511)  $ 295
================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
At March 31, 2002
                                                          Non-
                                        Unocal   Union Guarantor
                                 Unocal Capital  Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents     $    1   $  - $   149 $   188  $      -   $  338
 Accounts and notes
  receivable - net                 62      -      83     796       (72)     869
 Inventories                        -      -      12      84         -       96
 Other current assets               -      -     114      43         -      157
--------------------------------------------------------------------------------
  Total current assets             63      -     358   1,111       (72)   1,460
Investments and long-term
  receivables - net             4,006      -   4,274   1,033    (7,854)   1,459
Properties - net                    -      -   2,142   5,401         -    7,543
Other assets                        3    541     432   2,176    (2,856)     296
--------------------------------------------------------------------------------
Total assets                   $4,072   $541 $ 7,206 $ 9,721  $(10,782) $10,758
================================================================================

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable              $    -   $  - $  216  $  618   $    (62) $   772
  Current portion of long-term
   debt and capital leases          -      -      -       9          -        9
  Other current liabilities        47      3    192     455        (11)     686
--------------------------------------------------------------------------------
 Total current liabilities         47      3    408   1,082        (73)   1,467
Long-term debt and
  capital leases                    -      -  2,558     616          -    3,174
Deferred income taxes               -      -    (78)    717          -      639
Accrued abandonment, restoration
   and environmental liabilities    -      -    325     280          -      605
Other deferred credits
   and liabilities                541      -    314   2,695     (2,821)     729
Subsidiary stock subject
   to repurchase                    -      -      -      69          -       69
Minority interests                  -      -      -     311        145      456

Company-obligated mandatorily
  redeemable convertible
  preferred securities of a
  subsidiary trust holding
  solely parent debentures          -    522      -       -         -       522

Stockholders' equity            3,484     16  3,679    3,951    (8,033)   3,097
--------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity         $4,072   $541 $7,206  $ 9,721  $(10,782) $10,758
================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
At December 31, 2001
                                                           Non-
                                        Unocal   Union Guarantor
                                 Unocal Capital  Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Assets
Current assets
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
================================================================================

                                      -13-

CONDENSED CONSOLIDATED CASH FLOWS
For the Three Months Ended March 31, 2002
                                                          Non-
                                        Unocal   Union Guarantor
                                 Unocal Capital  Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------

Cash Flows from
  Operating Activities           $  36    $ -   $(192)   $   427  $ -   $   271

Cash Flows from Investing Activities
 Capital expenditures
   and acquisitions
    (includes dry hole costs)        -      -    ( 98)    (  292)   -    (  390)
 Proceeds from sales of assets
   and discontinued operations       -      -       3         27    -        30
--------------------------------------------------------------------------------
Net cash used in
   investing activities              -      -    ( 95)    (  265)   -    (  360)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
 Change in long-term debt
   and capital leases                -      -     376      ( 100)   -       276
 Dividends paid on common stock   ( 49)     -       -          -    -      ( 49)
 Minority interests                  -      -       -         (2)   -       ( 2)
 Other                              14      -      (2)         -    -        12
--------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities           ( 35)     -     374       (102)   -       237
--------------------------------------------------------------------------------
Increase in cash
   and cash equivalents              1      -      87         60    -       148
--------------------------------------------------------------------------------
Cash and cash equivalents
   at beginning of period            -      -      62        128    -       190
--------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                $ 1    $ -    $149      $ 188  $ -     $ 338
================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
For the Three Months Ended March 31, 2001
                                                          Non-
                                        Unocal   Union Guarantor
                                 Unocal Capital  Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------

Cash Flows from
  Operating Activities           $  44    $ -   $ 420    $   309  $ -   $   773

Cash Flows from Investing Activities
 Capital expenditures
   and acquisitions
    (includes dry hole costs)        -      -    (195)    (  426)   -    (  621)
 Proceeds from sales of assets
   and discontinued operations       -      -      15          -    -        15
--------------------------------------------------------------------------------
Net cash used in
   investing activities              -      -    (180)    (  426)   -    (  606)
--------------------------------------------------------------------------------

Cash Flows from Financing Activities
 Change in long-term debt
   and capital leases                -      -     ( 5)       239    -       234
 Dividends paid on common stock   ( 49)     -       -          -    -      ( 49)
 Minority interests                  -      -       -         (5)   -       ( 5)
 Other                               5      -       -          -    -         5
--------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities           ( 44)     -     ( 5)       234    -       185
--------------------------------------------------------------------------------
Increase in cash
   and cash equivalents              -      -     235        117    -       352
--------------------------------------------------------------------------------
Cash and cash equivalents
   at beginning of period            1      -      84        150    -       235
--------------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                $ 1    $ -    $319      $ 267  $ -     $ 587
================================================================================

                                      -14-

(13)     Segment Data

The Company's reportable segments are: Exploration and Production, Trade, Midstream, and Geothermal and Power Operations. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate, carbon, minerals and those businesses that were sold, are included under the Corporate and Other heading.


                                                 -----------------------------------------------------------------------
Segment Information                                                   Exploration & Production                   Trade
For the Three Months                                           North America               International
ended March 31, 2002                                Lower 48       Alaska    Canada      Far East   Other
Millions of dollars                              -----------------------------------------------------------------------

Sales & operating revenues                              $ 113        $  51     $  39        $ 219   $  23       $   456
Other income (loss) (a)                                     3            -         -            -       -             -
Inter-segment revenues                                    166            -         -           52      20             -
                                                 -----------------------------------------------------------------------
Total                                                     282           51        39          271      43           456

Earnings (loss) from equity investments                   ( 1)           -         -            8       2            (1)

Net earnings (loss)                                         4           (6)       (9)          90      12             1

Assets (at March 31, 2002)                              3,254          341     1,034        2,596     787           223
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
                                                    Operations        &     Interest       &
                                                                   General   Expense   Litigation  Other (b)
                                     -----------------------------------------------------------------------------------

Sales & operating revenues                 $  63        $  28          $ -       $ -          $ -   $  32       $ 1,024
Other income (loss) (a)                        1            2            -         3            -       5            14
Inter-segment revenues                         2            -            -         -            -  (  240)            -
                                     -----------------------------------------------------------------------------------
Total                                         66           30            -         3            -  (  203)        1,038

Earnings (loss) from equity investments       19           (3)           -         -            -      13            37

Net earnings (loss)                           19            6          (24)     ( 37)        ( 23)    (11)           22

Assets (at March 31, 2002)                   472          591            -         -            -   1,460        10,758
                                     -----------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                                 -----------------------------------------------------------------------
Segment Information                                                   Exploration & Production                   Trade
For the Three Months                                           North America               International
ended March 31, 2001                                Lower 48       Alaska    Canada      Far East   Other
Millions of dollars                              -----------------------------------------------------------------------

Sales & operating revenues                              $ 161        $  72     $  32        $ 232   $  35       $ 1,503
Other income (loss) (a)                                     1            -        (1)          (3)    ( 1)           (7)
Inter-segment revenues                                    566            -         -           55      35             -
                                                 -----------------------------------------------------------------------
Total                                                     728           72        31          284      69         1,496

Earnings (loss) from equity investments                     6            -         -           11       -             -

Earnings (loss) from continuing operations                241           19        (3)         106      22             3
Earnings from discontinued operations (net)                 -            -         -            -       -             -
Cumulative effect of accounting changes                     -            -         -            -       -             -
                                                 -----------------------------------------------------------------------
Net earnings (loss)                                       241           19        (3)         106      22             3

Assets (at December 31, 2001)                           3,345          344     1,015        2,463     741           156
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
                                                    Operations        &     Interest       &
                                                                   General   Expense   Litigation  Other (b)
                                     -----------------------------------------------------------------------------------

Sales & operating revenues                 $ 100        $  44          $ -       $ -          $ -   $  27       $ 2,206
Other income (loss) (a)                        1            3            -         6            -       9             8
Inter-segment revenues                         2            -            -         -            -  (  658)            -
                                     -----------------------------------------------------------------------------------
Total                                        103           47            -         6            -  (  622)        2,214

Earnings (loss) from equity investments        9            -            -         -            -      16            42

Earnings (loss) from continuing operations     9            1          (23)     ( 33)        ( 34)    (16)          292
Earnings from discontinued operations (net)    -            -            -         -            -       4             4
Cumulative effect of accounting changes        -            -            -         -            -      (1)           (1)
                                     -----------------------------------------------------------------------------------
Net earnings (loss)                            9            1          (23)     ( 33)        ( 34)    (13)          295

Assets (at December 31, 2001)                479          594            -         -            -   1,288        10,425
                                     -----------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of Unocal should be read in conjunction with Management's Discussion and Analysis in Item 7 of the Company's 2001 Annual Report on Form 10-K.

                              CONSOLIDATED RESULTS

                                                           For the Three Months
                                                              Ended March 31,
                                                         -----------------------
Millions of dollars                                              2002      2001
--------------------------------------------------------------------------------
Earnings from continuing operations                            $   22     $ 292
Earnings from discontinued operations                               -         4
Cumulative effect of accounting change                               -       (1)
--------------------------------------------------------------------------------
Net earnings                                                   $   22     $ 295
================================================================================

Earnings from continuing operations were $22 million in the first quarter of 2002 compared to $292 million for the first quarter of 2001, which was a decrease of $270 million. The decrease was primarily due to lower prices for natural gas and liquids (crude oil, condensate and natural gas liquids). The Company's worldwide average natural gas price, including a benefit of 9 cents per thousand cubic feet (Mcf) from hedging activities, was $2.39 per Mcf in the first quarter of 2002 compared to $4.41 per Mcf in the same period a year ago, which included a loss of 20 cents per Mcf from hedging activities. In the first quarter of 2002, the Company's worldwide average liquids price, including a benefit of 6 cents per barrel from hedging activities, was $18.28 per barrel compared to $24.63 per barrel in the same period a year ago, which included a loss of 6 cents per barrel from hedging activities. The lower natural gas prices reduced net earnings by approximately $160 million, while the lower liquids prices reduced net earnings by approximately $50 million. The first quarter of 2002 was also impacted by lower production compared to the same period a year ago, principally in the Lower 48 operations. The lower worldwide production reduced net earnings by approximately $85 million. In the first quarter of 2002, $3 million in higher pension expense compared to the same period a year ago also impacted net earnings. These negative factors were partially offset by $13 million in lower after-tax losses related to non-hedging commodity derivative positions, $10 million in lower after-tax provisions for environmental and litigation matters (the first quarter of 2002 included $21 million while the first quarter of 2001 included $31 million) and $8 million in lower after-tax dry hole costs. The first quarter of 2002 also included $2 million after-tax gain from an insurance settlement related to a prior year environmental issue and $2 million after-tax gain adjustment related to a Lower 48 prior year asset sale.

Total revenues from continuing operations for the first quarter of 2002 were $1.04 billion, compared with $2.21 billion for the first quarter of 2001. The lower 2002 revenues primarily reflected lower commodity prices and lower third party crude oil purchase and resale activity by the Company's Trade segment.

The first quarter of 2001 included a $4 million gain from discontinued operations, related to the Company's 1997 sale of its former West Coast refining, marketing and transportation assets.

In the first quarter of 2001, the Company recorded a non-cash $1 million after-tax charge consisting of the cumulative effect of a change in accounting principle related to the initial adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

Net Earnings Reconciliation to Adjusted Earnings

The purpose of the table below is to provide the investment community supplemental financial data in addition to the data prepared in accordance with generally accepted accounting principles in the U.S.

The table provides a reconciliation of consolidated net earnings to adjusted after-tax earnings. Special items represent certain significant transactions, the results of which are included in net earnings, that management determines to be unrelated to or not representative of the Company's ongoing operations.

                                                           For the Three Months
                                                              Ended March 31,
                                                         -----------------------
Millions of dollars                                              2002      2001
--------------------------------------------------------------------------------
Net earnings (a)                                                 $ 22     $ 295
Less:  Earnings from discontinued operations                        -         4
Less:  Cumulative effect of accounting change                       -        (1)
--------------------------------------------------------------------------------
Earnings from continuing operations                                22       292
Special items:
Continuing operations
     Environmental and litigation provisions                      (21)      (31)
     Trading derivatives -- non-hedging                            (4)      (17)
     Insurance settlement related to an environmental issue         2         -
     Asset sales                                                    2         -
--------------------------------------------------------------------------------
Total special items from continuing operations                    (21)      (48)
--------------------------------------------------------------------------------
Adjusted after-tax earnings (before special items) (a)           $ 43     $ 340
================================================================================

(a)  Includes amounts attributable to minority interests of:     $ (1)    $ (16)

                                      -18-

Exploration and Production

The Company engages in oil and gas exploration, development and production worldwide. The results of this segment are discussed under the following two geographical breakdowns:

North America - Included in this category are the U.S. Lower 48, Alaska and Canada oil and gas operations. The emphasis of the U.S. Lower 48 operations is on the onshore, the shelf and deepwater areas of the Gulf of Mexico region. The U.S. Lower 48 also includes the consolidated results of Pure Resources, Inc. ("Pure"), which operates primarily in the Permian and San Juan Basins in west Texas and New Mexico, the Gulf of Mexico region and offshore in the Gulf of Mexico. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations, excluding that of Pure, is sold to the Company's Trade business segment. The remainder of North America production, including the production of Pure and Northrock Resources Ltd. ("Northrock") in Canada, is sold to third parties. In Alaska, natural gas production, pursuant to agreements with the purchaser of the Company's former agricultural products business, is sold to a fertilizer plant in Nikiski, Alaska. In addition, the Company including Pure takes pricing positions in hydrocarbon derivative instruments in support of its oil and gas operations.

Operations resulted in an after-tax loss of $11 million in the first quarter of 2002 compared to after-tax earnings of $257 million in the same period a year ago, which was a decrease of $268 million. The decrease was primarily due to lower prices for natural gas and liquids. The average natural gas price for North America, including a benefit of 19 cents per Mcf from hedging activities, was $2.35 per Mcf in the first quarter of 2002 compared to $5.87 per Mcf in the same period a year ago, which included a loss of 36 cents per Mcf from hedging activities. In the first quarter of 2002, the Company's North America average liquids price, including a benefit of 11 cents per barrel from hedging activities, was $17.19 per barrel compared to $24.60 per barrel in the same period a year ago, which included a loss of 9 cents per barrel from hedging activities. The lower natural gas prices reduced net earnings by $155 million, while the lower liquids prices reduced net earnings by approximately $40 million. The first quarter of 2002 was also impacted by lower natural gas production compared to the same period a year ago, which reduced net earnings by approximately $80 million. North America average net daily natural gas production was 937 million cubic feet per day (MMcf/d) in the first quarter of 2002 compared to 1,152 MMcf/d in the same period a year ago, which was a decrease of 19 percent, primarily due to Lower 48 production of 746 MMcf/d compared to 874 MMcf/d in the same period a year ago. The Lower 48 decline reflected lower natural gas production from the Gulf of Mexico shelf area including production from Ship Shoal Block 295 (Muni field), which averaged slightly over 16 MMcf/d in the first quarter of 2002 compared to 55 MMcf/d during the first quarter of 2001. These negative factors were partially offset by $13 million in lower after-tax losses related to non-hedging commodity derivative positions held by Northrock and $ 6 million in lower after-tax dry hole costs in North America. Lower 48 dry hole costs in the first quarter of 2002 were lower by $15 million after-tax than the same period a year ago, primarily due to lower drilling activity in the deepwater Gulf of Mexico. This decrease was partially offset by $8 million after-tax in higher dry hole costs in Alaska.

International - Unocal's International operations include oil and gas exploration and production activities outside of North America. The Company operates or participates in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan, the Democratic Republic of Congo and Brazil. International operations also include the Company's exploration and development activities primarily in Asia, Latin America and West Africa.

After-tax earnings totaled $102 million in the first quarter of 2002 compared to $128 million in the same period a year ago, which was a decrease of $26 million. The decrease was primarily due to lower sales volumes, lower liquids prices and higher effective tax rates, primarily due to changes in the Thai baht/U.S. dollar exchange rate. Liquids sales volumes decreased due to the timing of liftings in Azerbaijan and the Democratic Republic of Congo. The average liquids price for International operations was $19.86 per barrel in the first quarter of 2002, which was a decrease of $4.81 per barrel, or 19 percent, from the same period a year ago. These negative factors were partially offset by higher natural gas production in the Far East, as the result of higher natural gas sales in Thailand. The average net daily natural gas production was 897 MMcf/d in the first quarter of 2002 compared to 850 MMcf/d in the same period a year ago, which was an increase of 6 percent.

                                                           For the Three Months
                                                              Ended March 31,
                                                         -----------------------
Operating Highlights                                             2002      2001
--------------------------------------------------------------------------------
North America Net Daily Production
  Liquids (thousand barrels)
     Lower 48 (a) (b)                                              56        53
     Alaska                                                        25        24
     Canada                                                        18        15
--------------------------------------------------------------------------------
          Total liquids                                            99        92
  Natural gas - dry basis (million cubic feet)
     Lower 48 (a) (b)                                             746       874
     Alaska                                                       101       138
     Canada                                                        90       140
--------------------------------------------------------------------------------
          Total natural gas                                       937     1,152
North America Average Prices (c)
  Liquids (per barrel)
     Lower 48                                                 $ 18.48   $ 26.75
     Alaska                                                   $ 14.54   $ 22.76
     Canada                                                   $ 16.52   $ 20.46
          Average                                             $ 17.19   $ 24.60
  Natural gas (per Mcf)
     Lower 48                                                 $  2.47   $  6.93
     Alaska                                                   $  1.57   $  1.20
     Canada                                                   $  2.25   $  4.22
          Average                                             $  2.35   $  5.87
--------------------------------------------------------------------------------
International Net Daily Production (d)
  Liquids (thousand barrels)
     Far East                                                      53        50
     Other (a)                                                     20        19
--------------------------------------------------------------------------------
          Total liquids                                            73        69
  Natural gas - dry basis (million cubic feet)
     Far East                                                     822       793
     Other (a)                                                     75        57
--------------------------------------------------------------------------------
          Total natural gas                                       897       850
International Average Prices (c)
  Liquids (per barrel)
     Far East                                                 $ 19.28   $ 24.25
     Other                                                    $ 21.96   $ 25.55
          Average                                             $ 19.86   $ 24.67
  Natural gas (per Mcf)
     Far East                                                 $  2.44   $  2.48
     Other                                                    $  2.48   $  2.89
          Average                                             $  2.44   $  2.50
--------------------------------------------------------------------------------
Worldwide Net Daily Production (a) (b) (d)
  Liquids (thousand barrels)                                      172       161
  Natural gas - dry basis (million cubic feet)                  1,834     2,002
  Barrels oil equivalent (thousands)                              477       495

Worldwide Average Prices (c)
  Liquids (per barrel)                                        $ 18.28   $ 24.63
  Natural gas (per Mcf)                                       $  2.39   $  4.41
--------------------------------------------------------------------------------

(a)  Production includes proportional shares of production of equity investees.
(b)  Includes minority interest shares of :
                                               Liquids              9         8
                                           Natural gas             98        89
                                Barrels oil equivalent             25        23
(c) Average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges, the ineffective portion of hedges and other Trade margins.

(d) International production is presented utilizing the economic interest method.

                                      -20-

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

After-tax earnings totaled $1 million in the first quarter of 2002 compared to $3 million in the same period a year ago. The decrease was primarily due to lower results related to domestic natural gas marketing activities.


Sales and operating revenues from the Trade business segment were $456 million in the first quarter of 2002 compared to $1,503 million in the same period a year ago, which was a decrease of $ 1,047 million. These revenues represented approximately 45 percent and 68 percent of the Company's total sales and operating revenues for the first quarters of 2002 and 2001, respectively.
For the period, natural gas revenues declined by $465 million primarily due to lower commodity prices and lower domestic production volumes. Crude oil revenues declined by $485 million, primarily due to significantly reduced activity in the purchase and resale of third party barrels intended to take advantage of market price differentials.


MIDSTREAM

The Midstream segment is comprised of the Company's equity interests in affiliated petroleum pipeline companies, wholly-owned pipeline systems throughout the U.S., and the Company's North America gas storage business.

After-tax earnings totaled $19 million in the first quarter of 2002 compared to $9 million in the same period a year ago. The increase was due primarily to improved throughput volumes from the pipeline business and a $6 million asset write-down related to a Colonial Pipeline Company investment that was recorded in the first quarter of 2001.

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

After-tax earnings totaled $6 million in the first quarter of 2002 compared to $1 million in the same period a year ago. This increase was primarily due to lower receivable provisions related to geothermal operations in Indonesia.

CORPORATE AND OTHER

Corporate and Other includes general corporate overhead, miscellaneous operations (including real estate activities, carbon and minerals) and other corporate unallocated costs. Net interest expense represents interest expense, net of interest income and capitalized interest.

The after-tax earnings effect for the first quarter of 2002 was a loss of $95 million compared to a loss of $106 million in the same period a year ago. Lower after-tax provisions for environmental and litigation matters benefited the first quarter of 2002, which included provisions of $22 million after-tax while the first quarter of 2001 included provisions of $31 million after-tax. The current period results also benefited from a $2 million after-tax gain from an insurance settlement related to a prior year environmental issue. The results in the Other category included a $10 million pre-tax ($7 million after-tax) contribution to a charitable foundation in the first quarter of 2001. The 2002 earnings benefit from the lower contribution was partially offset by $3 million after-tax in higher pension related expenses. For the full-year 2002, pension costs related to the Company's U.S. based employees are expected to increase by approximately $25 million after-tax compared to the full-year 2001. Lower returns on plan assets and the use of a lower discount rate to measure benefit-related liabilities are the principal factors behind the increase. Net interest expense was $4 million higher primarily due to a premium on an early repayment of long-term debt and higher overall long-term debt levels, partially offset by higher capitalized interest on development projects.


FINANCIAL CONDITION

                                         At               At              At
                                      March 31,       December 31,     March 31,
                                     -------------------------------------------
Millions of dollars                      2002             2001              2001
--------------------------------------------------------------------------------
Current ratio                           1.0:1            0.9:1            1.1:1
Total debt and capital leases         $ 3,183          $ 2,906          $ 2,740
Trust convertible preferred securities    522              522              522
Stockholders' equity                    3,097            3,124            2,888
                                       -----------------------------------------
 Total capitalization                 $ 6,802          $ 6,552          $ 6,150
                                       =========================================

 Total debt/total capitalization          47%              44%              45%
 Floating-rate debt/total debt            19%               8%              11%
--------------------------------------------------------------------------------


Cash flows from operating activities, including discontinued operations and working capital and other changes, were $271 million in the first quarter of 2002 compared to $773 million in the same period a year ago. This decrease principally reflected the effects of lower worldwide average natural gas and liquids prices.

Pre-tax proceeds from asset sales, including those classified as discontinued operations, were $30 million for the first quarter of 2002. The proceeds were primarily from an asset sale by the Company's Pure subsidiary of oil and gas producing properties in the U.S.

Capital expenditures in the first three months of 2002 were $390 million, compared with $360 million in the same period a year ago. The higher capital expenditures in 2002 were primarily due to higher development expenditures in Indonesia partially offset by lower Gulf of Mexico exploratory expenditures. The capital expenditures amount for the first quarter of 2001 excluded Pure's acquisition of properties from International Paper Company for $261 million.

The Company's long-term debt, including the current portion, was $3.18 billion at March 31, 2002, compared with $2.91 billion at year-end 2001. This increase primarily reflected the commercial paper borrowings made by the Company to fund scheduled maturing fixed-rate debt and for other general corporate purposes (see note 8 for further detail on the Company's long-term debt).

In 2001, the Company replaced its $1 billion bank credit agreement with two new revolving credit facilities totaling $1 billion. One of these credit facilities is a $400 million 364-day credit agreement and the other credit facility is a $600 million 5-year credit agreement. The credit facilities provide for the termination of their loan commitments and require the prepayment of all outstanding borrowings in the event that (1) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of the Company's board of directors, at least a majority of which are continuing directors, or (2) if continuing directors shall cease to constitute at least a majority of the board. The bank credit agreements do not have a drawdown restriction nor a prepayment obligation in the event of a credit rating downgrade.

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

Maintaining investment-grade credit ratings is a significant factor in the Company's ability to raise short-term and long-term financing. The Company currently has a BBB+ / Baa1 credit rating by Standard & Poor's Ratings Services and Moody's Investors Service, Inc. Moody's recently changed its rating outlook for the Company's long-term debt to negative from stable and retained an outlook of stable for the Company's Prime-2 commercial paper rating. As outlined in the tables on pages 40 and 41 of Management's Discussion and Analysis in Item 7 of the Company's 2001 Annual Report on Form 10-K, the Company continues to believe that it does not have a significant liquidity exposure in the event of a credit rating downgrade.

ENVIRONMENTAL MATTERS

At March 31, 2002, the Company's reserves for environmental remediation obligations totaled $233 million, of which $110 million was included in current liabilities. During the first quarter of 2002, cash payments of $35 million were applied against the reserve and $31 million in provisions were added to the reserve balance. The provision included revised cost estimates related to the anticipated cleanup of former service stations and distribution facilities throughout the United States. The provision for these sites is included in the former company-operated sites environmental reserve category shown in the table below. A provision was also recorded for revised estimates for various remediation projects at the former Guadalupe oil field on the central California coast. The provision for Guadalupe is included in the inactive or closed company facilities reserve category. A provision was recorded for the company's estimated remaining share of oversight and monitoring costs for the McColl Superfund site in Fullerton, California.
The provision was recorded as the result of a federal appeals court overturning a 1998 court decision that held the federal government responsible for cleanup of the site because of its role in encouraging oil companies to produce gasoline during World War II. The Company also estimated as of March 31, 2002, that it possibly could incur additional remediation costs aggregating approximately $240 million. The Company's total environmental reserve and possible additional liability amounts are grouped into the following four categories.

                                                            At March 31, 2002
                                                    ----------------------------
                                                                       Possible
Millions of dollars                                     Reserve      Additional
--------------------------------------------------------------------------------
   Superfund and similar sites                              $ 17           $ 10
   Active company facilities                                  38             90
   Company facilities sold with retained liabilities
     and former company-operated sites                        95             60
   Inactive or closed company facilities                      83             80
--------------------------------------------------------------------------------
      Totals                                               $ 233          $ 240
================================================================================

                                      -23-

OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases / decreases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases / decreases in reserves, production, sales including related costs and prices, drilling activities and other statistical items; plans and objectives of management regarding the Company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the foward-looking statements. See pages 51 through 53 of Management's Discussion and Analysis in Item 7 of the Company's 2001 Annual Report on Form 10-K for a discussion of certain of such conditions and events.

Volatile energy prices are expected to continue to impact financial results in the year 2002. The Company expects energy prices to remain volatile due to changes in climate conditions, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC, current and future worldwide political instability and security and other factors.

The economic situation in Asia, where most of the Company's international activity is centered, is still recovering with positive signs showing in the region. The Company looks at the natural gas market in Asia as its primary investment and believes that the governments in the region are committed to undertaking the reforms and restructuring necessary to enable their nations to continue their recoveries from the downturn.

The Company estimates that its net worldwide daily production for 2002 will average between 490,000 and 500,000 barrels-of-oil equivalent (BOE). The Company forecasts its net earnings per share to be between $1.60 and $1.85 in 2002. This forecast assumes average NYMEX benchmark prices of $24.80 per barrel of crude oil and $3.35 per million British thermal units (MMBtus) for North America natural gas. These price assumptions are based on year-to-date actual prices and the NYMEX strip for the remainder of the year. Earnings are expected to change 16 cents per share for every $1 change in the Company's average worldwide realized price for crude oil and 8 cents per share for every 10-cent change in the Company's average realized North America natural gas price. The full-year forecast also includes pre-tax dry hole costs of $120 to $130 million.

U.S. Lower 48: In the Gulf of Mexico deep water, the Company is continuing its appraisal of the Trident discovery and is planning to drill a second appraisal well later in 2002. In addition, the Company is continuing its participation in the development of the Mad Dog discovery.

The Company is continuing to optimize its production portfolio on the Gulf of Mexico shelf by its exploration focus on deeper prospects with significantly higher resource potential.

Alaska: In April 2002, the Company announced the successful completion and testing of two additional exploration wells in the Ninilchik Exploration Unit on Alaska's Kenai Peninsula. The Grassim Oskolkoff #2 well tested at a combined flow rate of 11.9 MMcf/d from three zones. The Falls Creek #1RD was also recently tested from a single zone at a rate of 6.8 MMcf/d. In January 2002, the Company announced a discovery of a new natural gas reservoir in the Ninilchik Exploration Unit with the Grassim Oskolkoff #1 well, which tested 11.2 MMcf/d from one zone. The Company holds a 40 percent working interest in the 25,000-acre Ninilchik Exploration Unit. Marathon Oil Company is operator and holds the remaining interest. The Ninilchik Exploration Unit is located about 35 miles south of Kenai, Alaska. The two companies also formed Kenai Kachemak Pipeline LLC to develop a natural gas pipeline that would connect the producing area with the existing south central Alaska pipeline system. The Company failed to find commercial quantities of natural gas in a three-well program on the southern Kenai Peninsula. Due to the lack of commercial success in South Kenai, the Kenai Kachemak Pipeline LLC pipeline project was revised and will now be approximately 33 miles in length between Kenai and Ninilchik.

In April 2002, a fire damaged the Company's King Salmon Platform, located in the Cook Inlet in Alaska. The fire was put out and no oil spilled in the Cook Inlet. Four workers sustained injuries that were not life threatening. The platform resumed operations in late April. The Company's current estimate of property losses and lost production revenues from this incident is approximately $3 million after-tax.

Canada: In May 2002, the Company's Northrock subsidiary entered into an agreement to acquire all of the issued and outstanding common shares of Corsair Exploration Inc. ("Corsair"). Corsair is a Canadian exploration and production company primarily engaged in activity in West Central Alberta, Canada. The total consideration for the offer is approximately $35 million, including the assumption of outstanding debt and working capital deficiency. The agreement and the offer are subject to a number of conditions, including obtaining all required regulatory approvals and receiving tenders for a minimum of 66 2/3 percent of the outstanding shares. The transaction is expected to close by the end of the second quarter of 2002.

Thailand: In 2002, the Company's Unocal Thailand, Ltd., subsidiary and its partners agreed to cut the price of natural gas it sells to PTT Public Co., Ltd. "PTT"), the partially privatized state energy company. The discount covers natural gas supplies produced in the Gulf of Thailand under three gas sales contracts ("GSAs"). The effective date of the discount for GSA 1 (Erawan field) is July 2002, with October 2002 being the start of the new pricing arrangement under GSAs 2 and 3. As part of the agreement, PTT has agreed to extend the GSA for the Erawan field by five-and-one-half years to 2012. The current expected realized price for all of Unocal's Thailand GSAs in 2002 is about $2.45 per Mcf. For 2003 through 2012, the Company's sales price will be discounted by an average of approximately 5 cents per Mcf, or 2 percent. The Company's net working interest share of daily contract quantities of natural gas sold from the Gulf of Thailand during the period of 2003 through 2012 is anticipated to be approximately 575 MMcf/d.

The Company began crude oil production in May 2002 from its Yala field in the Gulf of Thailand. The Company began initial production of crude oil from the neighboring Plamuk field in 2001. The Company expects production from the Plamuk, Yala and a third field (Surat) to reach 15 MBbl/d (gross) in 2002. The Company has a 71.25 percent working interest in these fields.

Vietnam: In May 2002, the Company's Vietnam subsidiaries filed a declaration of commercial discovery with PetroVietnam, the national oil company, for three natural gas fields offshore southwest Vietnam. The declaration followed the drilling of 10 successful exploration wells on Blocks B and 52/97, including four wells that were drilled in 2001. The declaration is the first step toward signing a gas sales agreement, which is required before any field development can begin. As a result of the declaration of commercial discovery, PetroVietnam may exercise its option to convert its carried participating interests into paying working interests. Should PetroVietnam opt to convert to normal working interests, the Company would hold a 42 percent working interest in Block B and Block 48/95 and a 43 percent working interest in Block 52/97.

Indonesia: The Company's Unocal Rapak, Ltd. ("Unocal Rapak"), subsidiary successfully tested two appraisal wells in the deepwater Ranggas oil prospect offshore East Kalimantan, Indonesia. The Ranggas-4 appraisal well flowed at a daily rate of 8,158 barrels of oil and 6.4 million cubic feet of gas from a single interval between 10,174 feet and 10,224 feet true vertical depth subsea
(TVD). The Ranggas-4 well encountered 181 feet of net oil pay and 57 feet of net gas pay. The well was drilled in 5,208 feet of water to 11,252 feet TVD. The well is located 2.4 miles north of the Ranggas-1 discovery well and 1.2 miles south of the Ranggas-3 appraisal well. In addition, the Company successfully completed the Ranggas-5 appraisal well, also on the main Ranggas structure. The Ranggas-5 well encountered 203 feet of net oil pay and 618 feet of net gas pay. The well was drilled in 5,412 feet of water to 11,858 TVD. The well is located
1.5 miles north of the Ranggas-1 discovery well and 0.7 mile south of the Ranggas-4 well. The Company has initiated engineering and development studies for the prospect, in light of the successful appraisal program. Unocal Rapak is operator of the Rapak Production-Sharing Contract (PSC) area and holds an 80 percent working interest.

The Company is also evaluating early development options for the condensate discovered at its deepwater Genadalo-Gandang discovery in the Ganal PSC, offshore Indonesia. The Company is the operator of the Ganal PSC and holds an 80 percent working interest.

Bangladesh: The Company continues to work with the government of Bangladesh and Petrobangla, the national oil and gas company, to develop additional reserves and export natural gas to markets in neighboring India. At March 31, 2002, the Company's business unit in Bangladesh had a gross receivable balance of approximately $32 million relating to invoices billed for natural gas and condensate sales to Petrobangla. Approximately $27 million of the outstanding balance represented past due amounts and accrued interest for invoices covering September 2001 through March 2002. In April 2002, payments were received for natural gas sales covering billings for September and the remaining unpaid portion of August 2001. In May 2002, payments were received for natural gas sales covering billings for October 2001 and payments for condensate sales for September 2001. Generally, invoices, when paid, have been paid in full.
The Company is working with Petrobangla and the government of Bangladesh regarding the collection of the outstanding receivables.

Brazil: The Company anticipates that the drilling of an exploratory well on the BM-ES-1 Block in the Espirito Santo Basin will begin by the end of the second quarter of 2002. The Company acquired a 25 percent non-operating working interest in the Block earlier in 2002. Drilling in the adjacent BM-ES-2 Block will wait on results from the BM-ES-1 Block and is projected to commence in the first quarter of 2003 at the earliest. The Company holds a 40.5 percent working interest in the BM-ES-2 Block.

Geothermal and Power Operations: As of March 31, 2002, the Company's Indonesian Geothermal business unit had a gross receivable balance of approximately $435 million. Approximately $184 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $181 million represented past due amounts and accrued interest resulting from partial payments for March 1998 through March 2002. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $251 million is primarily related to Salak electric generating Units 4, 5 and 6. Provisions covering substantial portions of these receivables have been recorded from 1998 through March 2002. The Company believes that it will be able to collect the net outstanding receivables. Efforts to renegotiate geothermal steam sales and electrical energy sales contracts at Gunung Salak are continuing. The Company believes that significant progress has been made towards an agreement that is acceptable to all parties to resolve the issues.

FUTURE ACCOUNTING CHANGES

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 143, "Accounting for Asset Retirement Obligations". It is effective for fiscal years beginning after June 15, 2002, and it requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, as a capitalized cost of the long-lived asset and to depreciate it over the useful life of the asset. The Company is currently in the process of evaluating the impact that SFAS No. 143 will have on its financial position and results of operations.

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

The Company determines the fair values of its derivative financial instruments primarily based upon market quotes of exchange traded instruments. Most futures and options contracts are valued based upon direct exchange quotes or industry published price indices. Some instruments with longer maturity periods require financial modeling to accommodate calculations beyond the horizons of available exchange quotes. These models calculate values for outer periods using current exchange quotes (forward curve) and assumptions regarding interest rates, commodity and interest rate volatility and, in some cases, foreign currency exchange rates. While the Company feels that current exchange quotes and assumptions regarding interest rates and volatilities are appropriate factors to measure the fair value of its longer termed hydrocarbon derivative instruments, other pricing assumptions or methodologies may lead to materially different results in some instances.

Interest Rate Risk - From time to time the Company temporarily invests its excess cash in short-term interest-bearing securities issued by high-quality issuers. Company policies limit the amount of investment in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk exposure for changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. Interest rate risk sensitive derivative financial instruments, such as swaps or options may also be used depending upon market conditions.

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at March 31, 2002. Assuming a ten percent decrease in the Company's weighted average borrowing costs at March 31, 2002, the potential increase in the fair value of the Company's debt obligations and associated interest rate derivative instruments, including the Company's net interests in the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $106 million at March 31, 2002.

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

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At March 31, 2002, the Company had various foreign currency swaps and foreign currency forward contracts outstanding related to operations in Canada, Thailand and The Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position related to its outstanding foreign currency swaps and forward contracts.

Assuming an adverse change of ten percent in foreign exchange rates at March 31, 2002, the potential decrease in fair value of the Company's foreign currency forward contracts, foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $18 million at March 31, 2002.

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

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon historical data and uses a three-day time interval with a 97.5 percent confidence level. The model includes offsetting physical positions for hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for purposes other than hedging was approximately $3 million at March 31, 2002. The value at risk related to hydrocarbon derivatives held for hedging purposes was approximately $9 million at March 31, 2002.

In order to provide a more comprehensive view of the Company's commodity price risk, a tabular presentation of open hydrocarbon derivatives is also provided. The following table sets forth the future volumes and price ranges of hydrocarbon derivatives held by the Company at March 31, 2002, along with the fair values of those instruments.

                           Open Hydrocarbon Hedging Derivative Instruments (a)

                                                                                        (Thousands of dollars)
                                                                                              Fair Value
                                                                                                Asset
                                           2002      2003     2004      2005   2006-2009   (Liability)(b)
--------------------------------------------------------------------------------------------------------------
Natural Gas Futures Positions
  Volume (MMBtu)                       3,210,000        -         -        -         -          $    875
  Average price, per MMBtu               $  3.29
--------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
 Pay fixed price (c)
  Volume (MMBtu)                       8,578,500 7,298,000 7,241,000 7,218,000 21,677,000       $ 31,196
  Average swap price, per MMBtu          $  2.76    $ 2.31    $ 2.33   $ 2.37      $ 2.47

Receive fixed price (d)
  Volume (MMBtu)                      14,034,842   131,508    95,438        -         -         $ (4,805)
  Average swap price, per MMBtu          $  2.92    $ 1.97    $ 1.97
--------------------------------------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
  Volume (MMBtu)                               -        -         -         -         -         $   (199)
  Average price received, per MMBtu
  Average price paid, per MMBtu
--------------------------------------------------------------------------------------------------------------
Natural Gas Collar Positions
  Volume (MMBtu)                      33,455,000   891,000   112,500        -         -         $ (9,325)
  Average ceiling price, per MMBtu       $  3.41    $ 5.42      4.65
  Average floor price, per MMBtu         $  2.23    $ 3.06      2.90
--------------------------------------------------------------------------------------------------------------
Natural Gas Option (Listed)
  Call Volume (MMBtu)                  2,300,000   180,000        -        -          -         $    731
  Average Call price, per MMBtu          $  3.19    $ 6.35
  Put Volume (MMBtu)                     (38,100) (180,000)       -        -          -         $    283
  Average Put Price                      $  3.56    $ 3.25
--------------------------------------------------------------------------------------------------------------
Natural Gas Option (OTC)
  Put Volume (MMBtu)                           -         -        -        -          -         $    (28)
  Average Put Price
--------------------------------------------------------------------------------------------------------------
Crude Oil Future position
  Volume (Bbls)                          791,000        -         -        -         -          $  5,034
  Average price, per Bbl                  $21.30
--------------------------------------------------------------------------------------------------------------
Crude Oil Option
  Put Volume (Bbls)                     (800,000)       -         -        -         -          $     (2)
  Average price, per Bbl                 $ 31.06
  Call Volume (Bbls)                           -        -         -        -         -          $    (65)
  Average price, per Bbl
--------------------------------------------------------------------------------------------------------------
Crude Oil Swap Positions
 Pay fixed price
  Volume (Bbls)                           59,500        -         -        -         -          $   ( 33)
  Average swap price, per Bbl            $ 26.40

 Receive fixed price (e)
  Volume (Bbls)                          119,000        -         -        -         -          $   (845)
  Average swap price, per Bbl            $ 18.71
--------------------------------------------------------------------------------------------------------------
Crude Oil Collars
  Volume (Bbls)                           88,421   156,802    47,778        -         -         $   (477)
  Average ceiling price, per Bbl         $ 27.15   $ 25.33   $ 23.84
  Average floor price, per Bbl           $ 20.61   $ 19.77   $ 18.00
--------------------------------------------------------------------------------------------------------------

(a)  Positions reflect long (short) volumes.
(b) Includes $ 2,157 thousand net claims against counterparties with non-investment grade credit ratings.
(c) Includes $147 thousand in assumed liabilities which were capitalized as acquisition costs.
(d) Includes $10,239 thousand in assumed liabilities which were capitalized as acquisition costs.
(e) Includes $603 thousand in assumed liablities which were capitalized as acquisitions costs.

               Open Hydrocarbon Non-Hedging Derivative Instruments (a)

                                                                   (Thousands
                                                                   of dollars)
                                                                   Fair Value
                                                                     Asset
                                           2002          2003  (Liability)(b)
--------------------------------------------------------------------------------
Natural Gas Futures Positions
  Volume (MMBtu)                      2,710,000             -          $    382
  Average price, per MMBtu               $ 3.36
--------------------------------------------------------------------------------
Natural Gas Swap Positions
 Pay fixed price
  Volume (MMBtu)                        166,225       828,400          $(15,676)
  Average swap price, per MMBtu          $ 3.27        $ 3.27
--------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
  Volume (MMBtu)                              -             -          $  1,142
  Average price received, per MMBtu
  Average price paid, per MMBtu
--------------------------------------------------------------------------------
Natural Gas Option (Listed)
  Call Volume (MMBtu)                (6,500,000)            -          $     90
  Average Call price, per MMBtu          $ 3.57
--------------------------------------------------------------------------------
Natural Gas Option (Over the Counter)
  Call Volume (MMBtu)                (3,613,050)   (3,055,200          $ (5,707)
  Average Call price,per MMBtu           $ 2.97         $2.55
  Put Volume (MMBtu)                 (2,140,000)            -          $     86
  Average Put price, per MMBtu           $ 2.90
--------------------------------------------------------------------------------
Natural Gas Spread Option (Over the Counter)
 NYMEX / IFERC (c)
  Put Volume (MMBtu)                (23,440,000)            -          $    646
  Average Strike price, per MMbtu        $ 0.32
--------------------------------------------------------------------------------
Crude Oil Future position
  Volume (Bbls)                        (231,494)            -          $  2,872
  Average price, per Bbl                $ 23.95
--------------------------------------------------------------------------------
Crude Oil Option
  Put Volume (Bbls)                           -             -          $ (1,092)
  Average price, per Bbl
  Call Volumes (Bbls)                         -             -          $ (  158)
  Average price, per Bbl
--------------------------------------------------------------------------------
Crude Oil Swap Positions
  Pay Fixed price
  Volume (Bbls)                         499,972             -          $ (1,684)
  Average price, per Bbl                  21.34
  Receive fixed price
  Volume (Bbls)                       1,071,000             -          $ (7,259)
  Average swap price, per Bbl           $ 18.85
--------------------------------------------------------------------------------

(a)  Positions reflect long (short) volumes.
(b) Includes $1,062 thousand net claims against counterparties with non-investment grade credit ratings.
(c) Prices quoted from the New York Mercantile Exchange (NYMEX) and Insight FERC Gas Report (IFERC).

                                      -30-

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

There is incorporated by reference: the information with respect to certain legal proceedings pending or threatened against the Company previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 2001 (2001 Form 10-K); the information regarding environmental remediation reserves in note 9 to the consolidated financial statements in Item 1 of Part I of this report; the discussion of such reserves in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I; and the information regarding certain legal proceedings and other contingent liabilities in note 10 to the consolidated financial statements. Information with respect to recent developments in certain of such proceedings is set forth below:

1. In April 2002, the U.S. District Court for the District of Hawaii approved the settlement agreement submitted to it in the action captioned Anzai [formerly Bronster] (State of Hawaii) v. Unocal Corporation, et al., described in Paragraph 4 of Item 3 of the 2001 Form 10-K. The Company paid its $3.3 million share of the settlement in May 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The Exhibit Index on page 33 of this report lists the exhibits that are filed as part of this report.

         (b)      Reports on Form 8-K:

                  Filed during the first quarter of 2002:

(1) Current Report on Form 8-K, dated and filed January 24, 2002, for the purpose of reporting, under Item 5, the Company's fourth quarter 2001 impairment charge and other special items.

(2) Current Report on Form 8-K, dated January 22, 2002, and filed January 31, 2002, for the purpose of reporting, under Item 5, the Company's fourth quarter 2001 earnings and related information, the Company's 2001 reserve replacement and finding development and acquisition results, the Company's 2002 earnings forecast and other operational activity updates.

(3) Current Report on Form 8-K, dated March 27, 2002, and filed March 28, 2002, for the purpose of reporting, under Item 5, the amendment, effective March 27, 2002, of the Company's Rights Agreement, dated as of January 5, 2000.

                  Filed during the second quarter of 2002 to the date hereof:

(1) Current Report on Form 8-K, dated and filed April 8, 2002, for the purpose of reporting, under Item 5, the Company's drilling results in Indonesia and a first quarter 2002 provision for environmental remediation.

(2) Current Report on Form 8-K, dated and filed April 25, 2002, for the purpose of reporting, under Item 5, the Company's first quarter 2002 earnings and related information and the Company's 2002 earnings forecast.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNOCAL CORPORATION
                                                    (Registrant)


Dated:  May 15, 2002                            By:  /s/JOE D. CECIL
                                               ---------------------------------
                                                 Joe D. Cecil
                                                 Vice President and Comptroller
                                                 (Duly Authorized Officer
                                                 Principal Accounting Officer)

                                  EXHIBIT INDEX


12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the three months ended March 31, 2002 and 2001.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended March 31, 2002 and 2001.


Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.