Form 10-K/A
period 2001-12-31
UNOCAL CORP
filed 2002-09-20
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-K/A
                                  AMENDMENT NO. 1
                                 -----------------

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

                                TABLE OF CONTENTS




ITEM (S)                                                                  PAGE
---------                                                                 -----

           Glossary                                                          i
                                     PART I
1. and 2.  Business and Properties.                                          1
    3.     Legal Proceedings.                                               27
    4.     Submission of Matters to a Vote of Security Holders.             30
           Executive Officers of the Registrant.                            30


                                     PART II
    5.     Market for Registrant's Common Equity and Related
           Stockholder Matters.                                             31
    6.     Selected Financial Data.                                         31
    7.     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                       32
   7A.     Quantitative and Qualitative Disclosures about Market Risk.      62
    8.     Financial Statements and Supplementary Data.                     67
    9.     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.                                       137


                                    PART III
   10.     Directors and Executive Officers of the Registrant.             138
   11.     Executive Compensation.                                         138
   12.     Security Ownership of Certain Beneficial Owners and Management. 138
   13.     Certain Relationships and Related Transactions.                 138


                                     PART IV
   14.     Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.                                                    139

                                    SIGNATURES                             140

                                  CERTIFICATIONS                           140

                                    GLOSSARY

Below are certain definitions of key terms used in this Form 10-K.

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


Information required under Items 1 and 2 are presented together in the following discussion of the Company's business and properties should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report, including the Cautionary Statement.



                                 STRATEGIC FOCUS


Unocal's strategy is focused on achieving profitable growth and creating value for its stockholders by:

Making multiple significant exploration discoveries in areas that offer long-term growth:
 o U.S. Gulf of Mexico Deep Water
 o East Kalimantan, Indonesia Deep Water
 o U.S. Gulf of Mexico Deep Shelf
 o Brazil Offshore

Delivering large development projects on time and on budget:
 o West Seno - Offshore East Kalimantan, Indonesia
 o Mad Dog - U.S. Gulf of Mexico Deep Water
 o Azerbaijan International Operating Company ("AIOC") Phase I- Azerbaijan crude oil production
 o South Kenai Gas - Alaska
 o Plamuk, Yala, Surat - Gulf of Thailand crude oil production o Pailin II (North Pailin)- Gulf of Thailand natural gas production

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

                            MERGERS AND ACQUISITIONS



In late 2001, the Company formed a 50-50 venture with Forest Oil Corporation ("Forest") related to certain oil and gas properties located in the central Gulf of Mexico. Under the terms of this transaction, the Company is the operator of the jointly owned properties and intends to exploit and explore these properties. This transaction is expected to provide the Company with potential production increases and further exploration opportunities. In addition, the transaction will allow the Company to leverage its operating and drilling expertise in the Gulf of Mexico and expand its presence and production on the shelf. The Company estimates that these properties contain net proved reserves of approximately 12 million BOE and additional net production of approximately 5 MBOE/d.

During the year, the Company's Northrock Resources Ltd. ("Northrock") Canadian subsidiary acquired all the outstanding common shares of Tethys Energy Inc. ("Tethys"). The asset base of Tethys is complementary to Northrock's operations in Western Canada, providing significant operational synergies with existing activity in Northrock's core areas. Based on an independent reserve report and successful exploration and development activity in 2001, Tethys has proved reserves of 12 million BOE, 60 percent of which were natural gas at the time of the acquisition. Tethys' production was approximately 5MBOE/d (net) at the time of the acquisition.

In early 2001, the Company's Pure Resources, Inc. ("Pure") subsidiary acquired oil and gas properties, certain general and limited oil and gas partnership interests and fee mineral and royalty interests from International Paper Company. This acquisition expanded Pure's business areas into the Gulf Coast region and offshore in the Gulf of Mexico. Included in the transaction were total proved reserves of approximately 25 million BOE, 69 percent of which were natural gas. In May 2001, Pure acquired all the outstanding equity shares of Hallwood Energy Corporation ("Hallwood"). This acquisition added to Pure's positions in its business areas of the San Juan and Permian Basins and the Gulf Coast region. Hallwood's emphasis on natural gas and its acreage position doubled Pure's production in the San Juan Basin to over 60 MMcf/d. Pure acquired total proved reserves of approximately 37 million BOE in the Hallwood purchase. The Company holds a 65 percent interest in Pure.

See note 3 to the consolidated financial statements for more detail on the principal terms of each of the acquisitions discussed in the above paragraphs.

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

In 2001, the Company's worldwide average production was approximately 170 MBbl/d of liquids and 2,003 MMcf/d of natural gas, primarily from onshore and offshore in the U.S. Gulf of Mexico, in the Gulf of Thailand, and offshore East Kalimantan, Indonesia. Approximately 50 percent of the Company's worldwide production and 30 percent of the Company's worldwide proved reserves were in the U.S. Exploration and production operations accounted for approximately
90 percent of Unocal's net properties at December 31, 2001, of which approximately 50 percent were in the U.S.

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

Information regarding oil and gas financial data, oil and gas reserve data and the related present value of future net cash flows from oil and gas operations is presented on pages 124 through 133 of this report. During 2001, certain estimates of the Company's U.S. underground oil and gas reserves as of December 31, 2000, were filed with the U.S. Department of Energy and State agencies under the name of Union Oil. Such estimates were essentially identical to the corresponding estimates of such reserves at December 31, 2000, included in this report, before adjusting for the changes discussed above.

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


     Gulf of Mexico Shelf and U.S. Onshore (Excluding Pure Resources, Inc.)
     ----------------------------------------------------------------------
The Gulf of Mexico shelf and U.S. onshore areas include assets that are primarily located in Louisiana, Texas, Mississippi and Alabama.

Net production in 2001 averaged 150 Mboe/d which included approximately
79 percent from the Gulf of Mexico shelf and 15 percent from U.S. onshore.
The remaining 6 percent was from the Company's equity interest holdings. Production is heavily weighted toward natural gas, which makes up approximately 75 percent of the total.

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


These discoveries added to the Company's natural gas production base, along with the production from Ship Shoal Block 295 ("Muni field") offshore Louisiana. The Muni field is one of the largest natural gas discoveries made in the Gulf of Mexico shelf in recent years. The field reached a peak production rate of 235 million gross cubic feet of natural gas equivalent per day (MMcfe/d) in 2001 and produced at an average gross rate of 166 MMcfe/d during the year. The field is now experiencing a decline in production, which averaged 34 gross MMcfe/d in 2002 through February. The Company is evaluating several options, including additional drilling. The Company holds a 100 percent working interest in this field.



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

The Company commenced its ultra-deep drilling program in late 2000, utilizing the state-of-the-art deepwater drillship Discoverer Spirit. After drilling three non-commercial wells, the Company made an oil discovery on the Trident prospect in July 2001. The discovery well is located on Alaminos Canyon Block 903 and was drilled in 9,687 feet of water to a total depth of 20,500 feet. The well encountered more than 300 feet of hydrocarbon bearing pay section and additional zones of interest. The Company also completed the first appraisal well on the prospect in late 2001. The Trident #2 well is located approximately one and a half miles northwest of the original discovery and was drilled to a total depth of 20,500 feet in 9,727 feet of water. The objectives of the appraisal well were to test the lower portion of the sands encountered in the Trident discovery well and to gather critical information about reservoir quality. The appraisal well encountered the same hydrocarbon-bearing intervals found in the discovery well, a favorable indication of lateral reservoir continuity. The well penetrated oil-water transition zones. In one of the key findings, preliminary analysis of the core data confirms the presence of good quality reservoir rock in the key uppermost pay zones in the structure. Tests conducted on oil samples taken from the appraisal well indicate the same fluid quality of 40(degree) API gravity found in the discovery well, which is an important factor in future development economics. The Company plans to drill a second appraisal well at Trident in late 2002 and plans to put significant effort into analyzing deepwater development options, including the likely use of FPSO technology. The Company is the operator and has a 59.5 percent working interest in the seven-block prospect.



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


Pure acquired approximately 6 million gross acres (3 million net) of prospective lands in the Gulf Coast region in 2001 and has identified a number of exploratory drilling opportunities.



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


The Company has signed a contract to sell, at its option, up to 450 billion cubic feet of natural gas to an affiliate of ENSTAR Natural Gas Company beginning in January 2004. ENSTAR distributes natural gas to Anchorage, the Matanuska-Susitna Valley, and the Kenai Peninsula. The Regulatory Commission of Alaska approved the Unocal-ENSTAR gas contract in December 2001.



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


The Company sells all of its natural gas production to PTT Public Co., Ltd. ("PTT"), under various long-term contracts with expiration dates ranging from 2006 to 2029. The contract prices are based on formulas that allow prices to fluctuate with market prices for crude oil and refined products and are indexed to the U.S. dollar. The Company has typically supplied substantially more natural gas to PTT than the minimum daily contract quantity provision of its sales contracts. In 2001, the Company and its partners reached an agreement with PTT, which provided PTT a cash incentive to take an incremental 18 billion cubic feet of natural gas above contract minimums from certain fields in the Gulf of Thailand over a 15-month period. If by the end of the incentive period PTT fails to take the full incremental volume, then PTT is obligated to refund to the Company and its partners a pro-rata share of the cash incentive. During the incentive period, the existing contract pricing mechanism continues for all quantities of gas taken under the contracts. The Company is holding discussions with the government of Thailand regarding the latter's request to lower the price of natural gas under most of the existing contracts.

Gas supplies coming into Thailand from the Yadana project, in which the Company has a 28.26 percent non-operating working interest (see discussion below) in neighboring Myanmar have displaced some of the gas volumes that PTT had taken from the Company's Thailand operations. See note 29 to the consolidated financial statements for the amount of combined sales to PTT from the Company's Thailand and Myanmar operations.

Unocal Thailand continued to strengthen its resource base during 2001 with a successful exploration program - drilling 24 gross exploratory wells, of which 21 were successful - supporting the Company's position as a long-term gas supplier in Thailand. In order to continue meeting its ongoing contractual gas delivery commitments, the Company drilled 79 (gross) successful development wells in the Gulf of Thailand and continued construction of facilities for its Pailin II (North Pailin) development project. Production is expected to commence from North Pailin in mid-year 2002, with gross production expected to reach approximately 165 MMcf/d of natural gas and 8 MBbl/d of condensate. Effective with the start of production from North Pailin, the minimum quantity of natural gas that PTT is contractually obligated to purchase from the Company and its partners under existing contracts in the Gulf of Thailand will increase by 165 MMcf/d (gross) to 1,070 MMcf/d (gross).

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

                                    Indonesia


The Company, through Unocal Indonesia Company and other subsidiaries, holds varying interests in 10 offshore PSC areas. Seven PSC areas including East Kalimantan, Ganal, Sesulu, Rapak, Makassar, Popodi and Papalang are located offshore Borneo, on the western side of the Makassar Strait, East Kalimantan, and cover more than 5.9 million acres. Another PSC area, Sangkarang, is on the eastern side of the Makassar Strait, offshore Sulawesi, and covers nearly 1.5 million acres. Two additional PSC areas, Bukat and Ambalat, are located in the Tarakan Basin offshore Northeast Kalimantan and cover nearly 1.7 million acres. Farm-in agreements to acquire interests in the Popodi and Papalang PSC areas were signed in December 2001 and are currently pending approval by the Indonesian Government. The Company has over 1,700 employees in its Indonesian oil and gas operations at year-end 2001, of which approximately 94 percent were Indonesian nationals.

Shelf - The Company currently operates 11 producing oil and gas fields offshore East Kalimantan, including Indonesia's largest offshore oil and gas field, Attaka, which the Company discovered in 1970. In early 2001, this oil field surpassed 600 million BOE of cumulative gross production. The Company has a 100 percent working interest in 10 of the fields, and a 50 percent working interest in the Attaka field.

Oil and associated gas production from its northern fields are processed at the Company-operated Santan terminal and liquids extraction plant, and the dry gas is transported by pipelines to an LNG plant, located nearby at Bontang, East Kalimantan. Dry gas is also transported by pipelines to a fertilizer, ammonia and methanol complex, located north of Bontang. LNG is currently sold to Japan, Korea and Taiwan and the extracted LPG is exported to Japan. Oil and gas from the Company's southern fields are sent to the Company-operated Lawe-Lawe terminal located onshore south of Balikpapan. The stored oil is either exported by tanker or transported by pipeline to a refinery in Balikpapan owned by Pertamina, the Indonesian national petroleum company. The gas is transported by pipeline and sold as fuel gas to the Pertamina refinery.

Gross production from Company-operated fields averaged 67 MBbl/d of liquids and 275 MMcf/d of natural gas in 2001. The average economic interest production under the PSCs was 30 MBbl/d of liquids and 155 MMcf/d of natural gas in 2001.

Deep Water - The Company, through subsidiaries, is the operator of the East Kalimantan, Ganal, Sesulu, Rapak and Makassar Strait PSCs. The Company holds working interests of 100 percent in the East Kalimantan, 90 percent in the Makassar Strait and 80 percent in the Rapak, Ganal and Sesulu PSCs.

The Company previously received approvals from Pertamina to develop the West Seno and Merah Besar oil and gas fields in the deepwater Kutei Basin, offshore East Kalimantan. The West Seno field is located in the Makassar Strait PSC area while the Merah Besar field straddles the East Kalimantan PSC and the northern portion of the Makassar Strait PSC areas. Development activity is planned in three phases, with phase one production from the West Seno field expected to begin in 2003. The second phase of development will seek to expand the West Seno production plateau in early 2005. Production from the West Seno field is anticipated to reach a peak production level of approximately 60 MBbl/d and 150
MMcf/d (gross) in 2005 with the second phase of development.   Gross development
costs for West Seno's first phase are expected to be approximately $460 million, with an additional $225 million for the second phase (Unocal's net share is expected to be approximately $415 million and $200 million for phase 1 and 2, respectively). The Company and its co-venturer are currently working to secure financing for a portion of the total costs through the Overseas Private Investment Corporation ("OPIC"). The Company and its co-venturer expect to complete financing arrangements with OPIC in 2002 for two loans. One loan is $300 million for the first phase, and the other loan is $50 million for the second phase. The Merah Besar field will be developed as a separate project and development plans are being finalized at the present time. The two fields qualify to supply gas for the latest package of LNG, LPG and domestic gas sales at the Bontang facilities.

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


In 2000, the Company discovered natural gas in the Gula, Gada, Gendalo and Gandang prospects in the Ganal PSC area. The Gula discovery well encountered 260 feet of net gas pay. The Gada discovery well encountered 70 feet of net gas pay. The Gendalo discovery well encountered 242 feet of net gas pay. The Gandang discovery well encountered 136 feet of net gas pay. In early 2002, the Company drilled two successful appraisal wells, the Gendalo-3 well and the Gandang-2 well, which encountered 102 feet and 185 feet of net pay respectively. Additional delineation work will be required before commercialization may be declared. This delineation work is planned for 2002.




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


In 2001 the consortium approved development of the "Phase I" portion of the offshore oil reserves. This phase of the project will develop an estimated 1.5 billion barrels of proved crude oil reserves. Phase I gross production is scheduled to commence in late 2004 and is expected to peak at approximately 360 MBbl/d. The Company has committed up to $310 million for its share of the costs to develop Phase I.




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

                                 The Netherlands


The Company, through a subsidiary, has interests ranging from 34 percent to 80 percent in four blocks in the Netherlands sector of the North Sea. Average gross production in 2001 was approximately 6 MBbl/d of crude oil
(5 MBbl/d net to the Company) and 16 MMcf/d (7 MMcf/d net to the Company) of natural gas. The Company is the operator and has an average 70 percent working interest.



                          Democratic Republic of Congo

The Company, through a subsidiary, has a 17.7 percent non-operating working interest in the rights to explore and produce hydrocarbons in the entire offshore area of the country. Gross production averaged about 18 MBbl/d of crude oil (3 MBbl/d net to the Company) from seven fields in 2001.


                                     Brazil

The Company, through an affiliate, holds a 50 percent interest in a company that has a 35 percent participation agreement with Petrobras in the Pescada-Arabaiana oil and gas project in the Potiguar basin, offshore Brazil. The agreement covered the acquisition of an initial 79 percent participation interest from Petrobras in five concession areas containing six proven oil and gas reservoirs, plus a 35 percent interest in a 55,000-acre exploration block. The project currently consists of six production platforms and a 45-mile long, 26-inch diameter multi-phase pipeline already in operation. In 2001, gross production from the project averaged 700 b/d of oil and 7 MMcf/d of natural gas.
Net production from the project averaged 300 b/d of oil and 3 MMcf/d of natural gas. Annual gross production is expected to reach 5 MBbl/d of oil and 55 MMcf/d by 2003. The annual net production is expected to reach approximately 1 MBbl/d of oil and 17 MMcf/d of natural gas.

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

TRADE



The primary function of the Trade segment is to externally market the Company's hydrocarbon production. Marketing activities include transporting and selling the Company's production. To that end, the Trade segment conducts the majority of the Company's: (a) worldwide crude oil and condensate marketing activities, excluding those of Pure and (b) North American natural gas marketing activities, excluding those of Pure and the Alaska business unit. Commodities are sold to third parties at market prices, terms and conditions. Most of the Company's U.S. production is sold on an intracompany basis from the Exploration and Production segment to the Trade segment at market prices and then resold by the Trade segment to third-party customers. These intracompany sales and purchase transactions, including any intracompany profits and losses, are eliminated upon consolidation. To market the Company's crude oil production, the segment enters into various sale and purchase transactions with unaffiliated oil and gas producing, refining, and trading companies. These transactions transfer commodities from production locations to industry marketing centers with higher volumes of commercial activity and greater market liquidity. These transactions allow the Company to better manage its risk and seek higher profit margins than if the Exploration and Production segment were to sell the Company's production directly to third parties at production locations. Currently, these sale and purchase transactions represent a significant portion of the segment's U.S. crude oil sales and purchases. The Company's non-U.S. crude and condensate production and Northrock natural gas production is marketed by the Trade segment on a commission or fee basis on behalf of the Exploration and Production segment. Intracompany profits and losses related to the commissions or fee arrangements are eliminated upon consolidation.

The Trade segment is also responsible for implementing commodity-specific risk management activities on behalf of the Company's Exploration and Production segment, excluding Pure. The objectives of these risk management activities include reducing the overall volatility of the Company's cash flows and preserving revenues. The segment enters into various hydrocarbon derivative financial instrument contracts, such as futures, swaps and options (derivative contracts) to hedge or offset portions of the Company's exposure to commodity price changes for future sales transactions. These commodity-risk management activities are authorized by the Company's senior management.

The segment also purchases crude oil, condensate and natural gas for resale from certain of the Company's royalty owners, joint venture partners and unaffiliated oil and gas producing, refining, and trading companies.

The segment  also trades  hydrocarbon  derivative  instruments,  for which hedge accounting is not used, to exploit anticipated opportunities arising from commodity price fluctuations. These instruments primarily consist of exchange-traded futures and options contracts. The segment also purchases limited amounts of physical inventories for energy trading purposes when arbitrage opportunities arise. These trading activities are subject to internal restrictions, including value at risk limits, which measure the Company's potential loss from likely changes in market prices.

As mentioned above, a large portion of the Exploration and Production segment's production is sold to the Trade segment. However, since this production is sold to the Trade segment at market prices or marketed on a commission or fee basis, the Trade segment's business is, as a consequence, a low-margin business. Intracompany profits and losses related to the Trade segment's intracompany purchases, commissions, or fee arrangements are eliminated upon consolidation.

For additional details on the on the Trade segment activities, see note 29 to the consolidated financial statements in Item 8 of this report.

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

GEOTHERMAL AND POWER OPERATIONS



The Company is a producer of geothermal energy, with more than 35 years experience in geothermal resource exploration, reservoir delineation, and management. The Company also has proven experience in planning, designing, building and operating private power projects and related project finance and economics.

The Company, through subsidiaries, operates major geothermal fields producing steam for power generation projects at Gunung Salak and Wayang Windu in Indonesia and at Tiwi and Mak-Ban in the Philippines. Together, these projects have a combined installed electrical generating capacity of 1,200 megawatts.

Indonesia - The Company explores for, develops and produces geothermal steam pursuant to the terms of exclusive joint operation contracts with Pertamina and sells geothermal steam to PT PLN (Persero) ("PLN"), the state electricity company, pursuant to the terms of energy sales contracts. The Company also has a 50 percent non-controlling interest in, Dayabumi Salak Pratama, Ltd. ("DSPL"), which operates three power generation facilities with a total installed capacity of 165 megawatts associated with the Gunung Salak steam field. DSPL operates these power plants and sells electrical energy to PLN pursuant to the build-operate-transfer provisions of current contracts. In 2001, the Company began operating the Wayang Windu geothermal power project near Bandung, West Java on behalf of an equity investee, which owns a 50 percent non-controlling interest in the project. The project, which includes a 110 megawatt power plant and geothermal steam field, is currently operating at full capacity. Title to geothermal resources in Indonesia rests with the central government.

Efforts to renegotiate the geothermal steam sales and electrical energy sales contracts at Gunung Salak in Indonesia are continuing. The Company believes that significant progress has been made towards an agreement that is acceptable to all parties to resolve outstanding issues (see the discussion under Geothermal and Power Operations in the "Outlook" section of Management's Discussion and Analysis in Item 7 of this report).

Philippines - The Republic of the Philippines retains title to geothermal resources in the ground and the National Power Corporation ("NPC"), a Philippine government-owned corporation, acts as the steward to develop steam resources. Philippine Geothermal, Inc. ("PGI"), a wholly-owned subsidiary, has developed and produced steam resources for NPC pursuant to a 1971 service contract. NPC is the owner of all of the equipment and surface lands used in steam field operations and owns and operates the power plants at Tiwi and Mak-Ban on the island of Luzon. PGI continues to operate the steam fields under an Interim Agreement with NPC while PGI and NPC continue negotiations to settle their long-standing contract dispute. The dispute involves the renewability of the service contract between NPC and PGI. PGI claims that the contract is renewable on the same terms as the initial 25-year term of the contract while NPC claims otherwise. As a result, the renewal has been the subject of arbitration at the International Chamber of Commerce and litigation in the Philippine courts. Arbitration and litigation actions have been suspended while NPC and PGI attempt to negotiate a settlement. These negotiations center on a revised contract, which would address the length (term), the cost of geothermal steam and the requirement for Filipino ownership. Provisions of the 1987 Philippine Constitution prohibit foreign-owned companies from exploring, developing and utilizing geothermal resources. The original service contract was structured such that PGI was designated as the exclusive provider of technical and financial services to NPC, which had sole responsibility for exploiting the geothermal resources. As noted in the "Outlook" section of Item 7 ("Management's Discussion & Analysis"), recent Philippine legislation mandating the eventual privatization of NPC's assets will ultimately result in transferring the responsibility for exploiting the geothermal resources. The current discussions center on PGI directly developing the geothermal resources through a 60 percent Filipino-owned company in order to meet the requirements of the Philippine Constitution.

Thailand - The Company, through subsidiaries, also has various equity interests in four gas-fired power plant projects in Thailand. One of the projects has been in operation since 1998 while two of the power projects began commercial operations in 2000, and the fourth began commercial operations in 2001.

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

                                     PATENTS

Between 1994 and 2000 the Company was awarded five patents resulting from its independent research on reformulated gasolines ("RFG"). Although the Company indicated a willingness to enter into licensing negotiations, the first of these patents (the `393 patent) was the subject of litigation initiated in 1995 by the major refiners in California. Following a jury verdict upholding the patent and the award of damages to the Company, the refiners appealed unsuccessfully to the U.S. Circuit Court of Appeals. In 2000, the Company received payment on a judgment, including interest and attorneys fees, of approximately $91 million for infringement by the refiners for the period of March through July of 1996.

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

In February and March 2001, petitions were filed with the U.S. Patent and Trademark Office ("PTO") by Washington, D.C., law firms, acting on behalf of unnamed parties, requesting reexamination of two of the Company's patents (the `126 and `393 patents, respectively). In 2001 the PTO granted reexamination as to the `393 patent and in January 2002 initially rejected all of the claims of that patent. The Company is responding to this initial rejection of claims. In January 2002, the PTO also granted the reexamination request for the `126 patent. The reexamination process is expected to take several months, but the Company believes the `126 and `393 patent claims are novel and non-obvious and expects the patents to be sustained. Licensing fees and judgments collected during the pendency of the reexaminations are not refundable.


In March 2001, ExxonMobil Corporation requested the U.S. Federal Trade Commission ("FTC") to conduct an investigation into certain alleged unfair competition practices allegedly engaged in by the Company in connection with its patents. ExxonMobil alleges that the Company engaged in anti-competitive conduct in the regulatory processes that established California and federal standards for RFG and thus gained "monopoly profits" in the RFG market. ExxonMobil requests that the FTC use its authority to fashion an appropriate remedy. In August 2001, the Company received notice that the FTC was conducting a non-public investigation of this matter. The Company has been cooperating with the FTC in its inquiry.

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

                                   COMPETITION


The energy resource industry is highly competitive around the world. As an independent oil and gas exploration and production company, Unocal competes against integrated oil and gas companies, independent oil and gas companies, government-owned oil and gas companies, individual producers, marketing companies and operators for finding, developing, producing, transporting and marketing oil and gas resources. The Company believes that it is in a position to compete effectively. Competition occurs in bidding for U.S. prospective leases or international exploration rights, acquisition of geological, geophysical and engineering knowledge, and the cost-efficient exploration, development, production, transportation, and marketing of oil and gas. The future availability of prospective leases/concessions is subject to competing land uses and federal, state, foreign and local statutes and policies. The principal factors affecting competition for the energy resource industry are oil and gas sales prices, demand, worldwide production levels, alternative fuels and government and environmental regulations. The Company's geothermal and power operations are in competition with producers of other energy resources.


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


                             GOVERNMENT REGULATIONS


Certain interstate crude oil pipeline subsidiaries of Unocal are regulated (as common carriers) by the Federal Energy Regulatory Commission. As a lessee from the U.S. government, Unocal is subject to Department of the Interior regulations covering activities onshore and on the Outer Continental Shelf ("OCS"). In addition, state regulations impose strict controls on both state-owned and privately-owned lands.

Some federal and state bills would, if enacted, significantly and adversely affect Unocal and the petroleum industry. These include the imposition of additional taxes, land use controls, prohibitions against operating in certain foreign countries and restrictions on exploration and development.

Regulations promulgated by the Environmental Protection Agency ("EPA"), the Department of the Interior, the Department of Energy, the State Department, the Department of Commerce and other government agencies are complex and subject to change. New regulations may be adopted. The Company cannot predict how existing regulations may be interpreted by enforcement agencies or court rulings, whether amendments or additional regulations will be adopted, or what effect such changes may have on its current or future business or financial condition.

                            ENVIRONMENTAL REGULATIONS



Federal, state and local laws and provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection have continued to impact the Company's operations. Significant federal legislation applicable to the Company's operations includes the following: the Clean Water Act, as amended in 1977; the Clean Air Act, as amended in 1977 and 1990; the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"); the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended in 1986; the Oil Pollution Act of 1990 and laws governing low level radioactive materials. Various foreign, state and local governments have adopted or are considering the adoption of similar laws and regulations. The Company believes that it can continue to meet the requirements of existing environmental laws and regulations. The following discussion describes the nature and impact of regulations that may have a material affect on the Company.

The Clean Water Act, as amended in 1977, requires all oil and gas exploration and production facilities, as well as mining and other operations, of the Company and its subsidiaries to eliminate or meet stringent permit standards for the discharge of pollutants into the waters of the United States from both point sources and from stormwater runoff. The act requires the Company to construct and operate waste water treatment systems and injection wells, to transport and dispose of onshore spent drilling muds and other associated wastes, to monitor compliance with permit requirements and to implement other control and preventive measures. Requirements under the act have become more stringent in recent years and now include increased control of toxic discharges.

The Clean Air Act, as amended in 1977 and 1990, and its regulations require, among other things, enhanced monitoring of major sources of specified pollutants; stringent air emission limits on the Company's marine terminals, mining operations and other facilities; and risk management plans for storage of hazardous substances. Title V of the act requires major emission sources to obtain new permits. Title V also requires more comprehensive measurement of specified air pollutants from major emission sources. Title V has a significant impact on Company monitoring, recording and reporting requirements ("MR&R"). MR&R involves periodic reporting such as semi-annual monitoring reports, permit deviation reports and annual compliance certifications. Failure to properly file these reports may result in a Notice of Violation and possible fine. The Risk Management Plan regulations under the Clean Air Act require that any non-exempted facility that processes or stores a threshold amount of a regulated substance prepare and implement a risk management plan to detect, prevent and minimize accidental releases. The regulations require undertaking an offsite hazard assessment, preparing a response plan and communication with the local community. The Company has risk management plans in place for these potential hazards.

Under the Clean Air Act, the U.S. Environmental Protection Agency ("EPA") is required to adopt a number of national air toxic reduction programs that address hazardous air pollutants, also known as HAPs. One of these programs is the adoption of Maximum Achievable Control Technology ("MACT") for large HAP sources. Once the EPA has issued all of the MACT standards, it is required to conduct a health risk assessment and revise the standards if it is shown to be necessary to protect public health. The EPA must promulgate regulations establishing emission standards for about 175 categories of HAP sources. The standards require the maximum degree of emission reduction that the EPA determines to be achievable for each particular source category. Different MACT criteria are applicable for new and for existing sources. Under the act, the EPA is required to develop and implement a program for assessing the risk remaining ("residual risk") after facilities have implemented MACT standards. The EPA has finalized MACT control requirements for certain categories of oil and gas production and gas transmission and storage facilities. There are pending MACT regulations under the categories of Organic Liquids Distribution, Combustions, Turbines, Industrial Boilers and Heaters and Reciprocating Internal Combustion Engines. In order to comply with National Ambient Air Quality Standards, which were promulgated to protect public health, some states and the proposed MACT rules will require large reductions in the emission of nitrogen oxides and carbon monoxide. This will require the addition of significant new controls and associated MR&R.

The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 ("RCRA"), regulates the storage, handling, treatment, transportation and disposal of hazardous and non-hazardous wastes. It also requires the investigation and remediation of certain locations at several former Company facilities, where such wastes have been handled, released or disposed. RCRA requirements have become increasingly stringent in recent years and the EPA has expanded the definition of hazardous wastes. Company facilities generate and handle a number of wastes regulated by RCRA and have facilities that have been used for the storage, handling or disposal of RCRA wastes that are subject to investigation and corrective action. The Company must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities and for potential third party liability. Management of wastes from the exploration and production of oil and gas are typically classified as non-hazardous oil field wastes regulated by the states rather than the EPA. Subchapter IX regulates underground storage tanks, including corrective action for releases and financial assurance for corrective action and third party liability. This subchapter and similar state laws, such as the California Health and Safety Code, the Texas Administrative Code, Title 30 (Environmental Quality), and the Alaska Administrative Code, Title 18 (Environmental Conservation), impact the cleanup of the Company's former service stations and other facilities.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended in 1986, provides that waste generators, site owners, facility operators and certain other parties may be strictly and jointly and severally liable for the costs of addressing sites contaminated by spills or waste disposal regardless of fault or the amount of waste sent to a site. Additionally, each state has laws similar to CERCLA. A federal tax on oil and certain chemical products was enacted to fund a part of the CERCLA program, but this tax has been suspended for several years while CERCLA reform legislation is debated in the U.S. Congress. The Company has been identified as a Potentially Responsible Party ("PRP") under CERCLA at approximately 26 sites by the EPA and various state agencies and private parties have identified the Company as a PRP at 28 other similar sites. A PRP has strict joint and several liability for site remediation costs and so the Company may be required to assume, among other costs, all or portions of the shares attributed to insolvent, unidentified or other parties. The Company does not anticipate that its ultimate exposure at these sites individually, or in the aggregate, will have a material adverse impact on the Company's financial condition or liquidity, but could have a material adverse impact on results of operations.

The Oil Pollution Act of 1990 significantly increased spill response planning obligations, oil spill prevention requirements and spill liability for tank vessels transporting oil, for offshore facilities such as platforms, and for onshore terminals. The act created a tax on imported and domestic oil to provide funding for response to and compensation for oil spills when the responsible party cannot do so.

Other  regulations  and  requirements  that may have a  material  impact  on the
Company: The Toxic Substances Control Act of 1976, as amended in 1986, regulates the development, testing, import, export and introduction of new chemical products into commerce. SARA Title III, the Emergency Planning and Community Right to Know Act requires the Company to prepare emergency planning and spill notification plans, as well as public disclosure of chemical usage and emissions. The Safe Drinking Water Act and related state programs regulate underground injection control wells, including those used for the injection of fluids brought to the surface in connection with oil and gas production or for secondary or tertiary recovery of oil and gas. The Atomic Energy Act and related federal and state laws have a significant impact on the mining operations and former processing plants of the Company's Molycorp subsidiary. These laws govern management of low level waste materials associated with mineral production and licensing and decommissioning of facilities, as well as naturally occurring radioactive materials from oil and gas operations. These laws also require the Company to provide financial assurances related the decommissioning of facilities and waste disposal.


Environmental regulatory requirements impacting the cleanup of petroleum release sites may also include state and local laws, including the California Safe Drinking Water and Toxic Enforcement Act ("Proposition 65"), the federal and state Endangered Species Act and the Archaeological and Historic Preservation Act of 1974, which protects certain archaeological and historical areas from destruction.

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

2. The Company has been named a defendant in two additional FCA proceedings brought by private plaintiffs on behalf of the United States alleging underpayment of royalties since the mid-1980s on natural gas production from federal and Indian land leases. The first action (United States, ex rel. Harrold E. (Gene) Wright v. Amerada Hess Corporation, et al., in the U.S. District Court for the Eastern District of Texas, Lufkin Division) was filed in 1996 against the Company and 130 other energy industry companies and seeks damages collectively from all defendants of $3 billion, which, to the extent awarded, would be trebled pursuant to the FCA. In 2000, the U.S. Department of Justice (the "DOJ") intervened in the lawsuit against four of the defendants, but has not intervened against the remaining defendants, including the Company.

     The second action (United States, ex rel. Jack Grynberg v. Unocal, in the U.S. District Court for the District of Wyoming) was filed in 1997, as one of 77 separate cases filed by the plaintiff, and seeks damages of approximately $200 million from the Company, which, to the extent awarded, would be trebled pursuant to the FCA. In 1999, the DOJ notified the courts in the Grynberg litigation of its election not to intervene in these actions.

     A decision by the DOJ to intervene against a defendant sued under the FCA normally is an indication that the DOJ has investigated and concluded that there is some basis in fact to support the private plaintiff's claim against that particular defendant. Conversely, a decision not to intervene is normally an indication that the DOJ has found no basis in fact to support the private plaintiff's assertions. The Company has cooperated fully with the DOJ in connection with its investigations in both the Wright and Grynberg cases. To date, the Company has received no indication from the DOJ that it contemplates intervening against the Company in either lawsuit.


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None.



EXECUTIVE OFFICERS OF THE REGISTRANT

----------------------------------------------- ---------------------------------------------------------------------
Name, age and present                           Business experience
positions with Unocal
----------------------------------------------- ---------------------------------------------------------------------


CHARLES R. WILLIAMSON, 53                       Mr.  Williamson became Chairman of the Board in October 2001 and has
Chairman of the Board and Chief Executive       been Chief  Executive  Officer  since January 2001. He has served as
Officer                                         a Director since January 2000.  He was Executive Vice President,
                                                International  Energy  Operations, during 1999 and 2000. He served
Chairman of Company Management                  as Group Vice President,  Asia  Operations,  in 1998 and 1999, having
Committee                                       previously served as Group Vice President, International Operations, since 1996.


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

----------------------------------------------- ---------------------------------------------------------------------

TERRY G. DALLAS, 51                             Mr. Dallas has been Executive  Vice  President  since February 2001.
Executive Vice President and Chief Financial    He joined  Unocal in 2000 as Chief  Financial  Officer.  Previously,
Officer                                         he was Senior Vice  President  and  Treasurer of Atlantic  Richfield
Member of Company Management Committee          Company ("Arco"), where he worked for 21 years.

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


ITEM 6 - SELECTED FINANCIAL DATA:  see pages 134 and 135.

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

Continuing operations


2001 vs. 2000 - Earnings from continuing operations totaled $599 million in 2001, which was a decrease of $124 million from 2000. The decrease was primarily due to lower worldwide average prices for liquids and an $86 million non-cash after-tax charge for impairment of certain Gulf of Mexico shelf properties, due principally to lower commodity prices. Higher worldwide average natural gas prices and higher natural gas production partially offset these two negative factors. The Company's worldwide average liquids price, including a 2 cents gain per barrel from hedging activities, was $22.31 per barrel in 2001, which was a decrease of $3.79 per barrel, or 15 percent, from 2000. In 2001, the Company's worldwide average natural gas price, including a 2 cents loss per Mcf from hedging activities, was $3.25 per Mcf, which was an increase of 29 cents per Mcf, or 10 percent, from 2000. The Company's worldwide natural gas production increased by 9 percent in 2001, primarily due to higher natural gas production from the U.S. Lower 48 and Far East operations. The 2001 results also benefited from $18 million in after-tax earnings related to participation payments, to be collected in 2002, from the Company's former agricultural products business and the Company's former oil and gas operations in California; $17 million after-tax gains from the sale of Gulf of Mexico producing properties and a $10 million after-tax gain from mark-to-market accruals for non-hedge commodity derivatives. The results in 2000 included a $55 million after-tax benefit from payments received for infringement of one of the Company's five reformulated gasoline patents during a five-month period in 1996, a $42 million after-tax gain from the Pure Resources, Inc. ("Pure") transaction and a $21 million after-tax gain related to a settlement agreement reached with an insurer for the recovery of amounts previously paid out for environmental pollution claims and related costs. These gains in 2000 were offset by $48 million in after-tax losses related to the mark-to-market accruals for non-hedge commodity derivatives, a $33 million after-tax charge to write-down the Company's investment in the Questa, New Mexico, molybdenum mining operation and $11 million in after-tax restructuring costs. In addition, earnings from continuing operations in 2001 and 2000 included $95 million and $99 million, respectively, in after-tax provisions for litigation and environmental matters. In 2000, earnings from continuing operations included $28 million in net positive deferred tax adjustments. The amount included a $46 million deferred tax benefit related to a prior period sale of certain Canadian oil and gas properties. The 2000 results also included a $28 million provision for prior years income tax issues.

2000 vs. 1999 - Earnings from continuing operations totaled $723 million in 2000, which was an increase of $610 million from 1999. Higher worldwide average crude oil and natural gas prices were the primary factors for the increase. The Company's worldwide average crude oil price, including an 18 cents loss per barrel from hedging activities, was $26.10 per barrel in 2000, which was an increase of $11.08 per barrel, or 74 percent, from the 1999 prices. The Company's worldwide average natural gas price, including a 6 cents loss per Mcf from hedging activities, was $2.96 per Mcf in 2000, which was an increase of 92 cents per Mcf, or 45 percent, from the 1999 prices. In addition to the positive impact of prices, earnings in 2000 included the $55 million after-tax benefit from payments received for infringement of one of the Company's patents and the $42 million after-tax gain from the Pure transaction. The impact of prices and the other two factors was partially offset by higher depreciation, depletion and amortization expense and higher losses related to non-hedging commodity derivative positions. In addition, earnings from continuing operations in 2000 included $112 million after-tax in environmental and litigation expenses, which was higher than the 1999 amount of $29 million, and the $33 million after-tax charge to write-down the Company's investment in the mining operation. In 1999, earnings from continuing operations included a loss of $10 million from the sale of the Company's interest in a geothermal steam production operation at The Geysers in Northern California.


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


In 1999, the Company recorded a $25 million net gain on the disposal of the refining, marketing and transportation business, which included a $32 million after-tax gain from a settlement with the purchaser to resolve certain contingent payment issues related to gasoline margins, partially offset by an additional $11 million after-tax charge on the disposal of assets. The 1997 sale agreement included a provision for up to $250 million in participation payments to the Company, contingent upon increased refining premiums and retail gasoline margins subsequent to the sale. The 1999 settlement agreement was for the resolution of discrepancies in the calculation of retail margins for conventional motor gasoline. The settlement did not cover potential future participation payments with respect to price differences between California Air Resources Board Phase 2 gasoline and conventional gasoline.


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

                                                      Years ended December 31,
                                                    ----------------------------
Millions of dollars                                   2001      2000       1999
--------------------------------------------------------------------------------
Net earnings (a)                                     $ 615     $ 760      $ 137
Less: Earnings from discontinued operations             17        37         24
Less: Cumulative effect of accounting change            (1)        -          -
--------------------------------------------------------------------------------
Earnings from continuing operations                    599       723        113
Special items:
Continuing operations
  Asset sales                                           17        49        (10)
  Asset write-downs                                    (86)      (33)       (12)
  Deferred tax adjustments                               -        28          -
  Environmental, litigation and other  provisions      (95)      (99)       (19)
  Executive stock purchase program                       -        (9)         -
  Insurance benefits related to environmental issues     -        21         16
  Trading derivatives -- non-hedging                    10       (48)         -
  Provision for prior years income tax issues            -       (28)         -
  Reformulated gasoline patent case                      -        55          -
  Restructuring costs                                    -       (11)       (11)
--------------------------------------------------------------------------------
Total special items from continuing operations        (154)      (75)       (36)
--------------------------------------------------------------------------------
Adjusted after-tax earnings(before special items)(a) $ 753     $ 798      $ 149
================================================================================

(a)  Includes minority interests of:                 $ (41)    $ (16)     $ (16)

Operating Highlights                                    2001     2000      1999
--------------------------------------------------------------------------------
North America Net Daily Production
  Liquids (thousand barrels)
     Lower 48 (a) (b)                                     59       52        50
     Alaska                                               25       26        28
     Canada (c)                                           16       17        13
--------------------------------------------------------------------------------
          Total liquids                                  100       95        91
  Natural gas - dry basis (million cubic feet)
     Lower 48 (a) (b)                                    905      764       706
     Alaska                                              103      125       130
     Canada (c)                                          101       98        70
--------------------------------------------------------------------------------
          Total natural gas                            1,109      987       906
North America Average Prices (excluding hedging activities)(d)(e)
  Liquids (per barrel)
     Lower 48                                        $ 23.22  $ 27.16   $ 15.73
     Alaska                                          $ 20.74  $ 24.93   $ 13.07
     Canada                                          $ 18.53  $ 24.31   $ 15.90
          Average                                    $ 21.80  $ 26.05   $ 14.94
  Natural gas (per mcf)
     Lower 48                                        $  4.13  $  3.91   $  2.22
     Alaska                                          $  1.37  $  1.20   $  1.20
     Canada                                          $  4.34  $  3.45   $  2.54
          Average                                    $  3.88  $  3.50   $  2.10
--------------------------------------------------------------------------------
North America Average Prices (including hedging activities)(d)(e)
  Liquids (per barrel)
     Lower 48                                        $ 23.28  $ 27.20   $ 15.22
     Alaska                                          $ 20.74  $ 24.93   $ 13.07
     Canada                                          $ 18.53  $ 22.46   $ 13.88
          Average                                    $ 21.83  $ 25.75   $ 14.37
  Natural gas (per mcf)
     Lower 48                                        $  4.22  $  3.93   $  2.17
     Alaska                                          $  1.37  $  1.20   $  1.20
     Canada                                          $  3.17  $  2.30   $  2.31
          Average                                    $  3.84  $  3.40   $  2.03
--------------------------------------------------------------------------------

(a)  Includes proportional shares of production of equity investees.
(b)  Includes minority interest shares of :
                                               Liquids     9        7         1
                                           Natural gas   102       69        21
                                Barrels oil equivalent    26       19         5
(c)  Includes minority interest shares of :
                                               Liquids     0        2         3
                                           Natural gas     0       15        35
                                Barrels oil equivalent     0        4         9
(d)  Excludes Trade segment margins.
(e) Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portion of hedges.

Operating Highlights (continued)                        2001     2000      1999
--------------------------------------------------------------------------------
International Net Daily Production (f)
  Liquids (thousand barrels)
     Far East                                             51       47        54
     Other (a)                                            19       18        23
--------------------------------------------------------------------------------
          Total liquids                                   70       65        77
  Natural gas - dry basis (million cubic feet)
     Far East                                            829      799       759
     Other (a)                                            65       57        39
--------------------------------------------------------------------------------
          Total natural gas                              894      856       798
International Average Prices (g)
  Liquids (per barrel)
     Far East                                        $ 22.50  $ 26.17   $ 15.42
     Other                                           $ 24.15  $ 27.84   $ 16.80
          Average                                    $ 22.97  $ 26.61   $ 15.82
  Natural gas (per mcf)
     Far East                                        $  2.52  $  2.46   $  2.03
     Other                                           $  2.75  $  2.81   $  2.19
          Average                                    $  2.54  $  2.48   $  2.04
--------------------------------------------------------------------------------
Worldwide Net Daily Production (a) (b) (c) (f)
  Liquids (thousand barrels)                             170      160       168
  Natural gas - dry basis (million cubic feet)         2,003    1,843     1,704
  Barrels oil equivalent (thousands)                     504      468       452
Worldwide Average Prices (excluding hedging activities)(d)(e)
  Liquids (per barrel)                               $ 22.29  $ 26.28   $ 15.33
  Natural gas (per mcf)                              $  3.27  $  3.02   $  2.07
Worldwide Average Prices (including hedging activities)(d)(e)
  Liquids (per barrel)                               $ 22.31  $ 26.10   $ 15.02
  Natural gas (per mcf)                              $  3.25  $  2.96   $  2.04
--------------------------------------------------------------------------------

(a)  Includes proportional shares of production of equity investees.
(b)  Includes minority interest shares of :
                                               Liquids     9        7         1
                                           Natural gas   102       69        21
                                Barrels oil equivalent    26       19         5
(c)  Includes minority interest shares of :
                                               Liquids     0        2         3
                                           Natural gas     0       15        35
                                Barrels oil equivalent     0        4         9
(d)  Excludes Trade segment margins.
(e) Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portion of hedges.
(f) International production is presented utilizing the economic interest method.
(g)  International did not have any hedging activities.

Sales and Operating Revenues

2001 vs. 2000 - Sales and operating revenues in 2001 were $6,664 million, which was a decrease of $2,277 million from 2000. The decrease was primarily due to lower sales of domestic crude oil purchased from third parties for resale by the Company's Trade business segment and lower worldwide average liquids prices. During 2001, management decided to decrease its outside crude oil purchases for resale due to increased volatility in the oil markets. Sales and operating revenues from the Trade business segment were $3,856 million in 2001, which was a decrease of $2,837 million from 2000. During 2001 and 2000, approximately 31 percent and 54 percent, respectively, of sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the Trade's segment's marketing activities. These activities allow the Company to better manage its risk and seek higher profit margins by transferring its production and commodity purchases to industry marketing centers with higher volumes of commercial activity and greater market liquidity.

The Company's worldwide average liquids price, including a 2 cents gain per barrel from hedging activities, was $22.31 per barrel in 2001, which was a decrease of $3.79 per barrel, or 15 percent, from 2000. These decreases were partially offset by higher natural gas prices and higher natural gas and liquids sales volumes. In 2001, the Company's worldwide average natural gas price, including hedging activities, was $3.25 per Mcf, which was an increase of 29 cents per Mcf, or 10 percent, from 2000. The Company's worldwide natural gas production increased by 9 percent in 2001, primarily due to higher natural gas production from the U.S. Lower 48 and Far East operations.

2000 vs. 1999 - Sales and operating revenues in 2000 were $8,941 million, which was an increase of $3,099 million from 1999. The increase was primarily due to higher worldwide average crude oil and natural gas prices. During 2000 and 1999, approximately 54 percent and 52 percent, respectively, of sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from others in connection with the Trade segment's marketing activities. These activities allow the Company to better manage its risk and seek higher profit margins by transferring its production and commodity purchases to industry marketing centers with higher volumes of commercial activity and greater market liquidity. An increase in natural gas sales volumes also contributed to the higher level of sales revenues compared to 1999.


Interest, Dividends and Miscellaneous Income

2001 vs. 2000 - Interest, dividends and miscellaneous income in 2001 was $64 million, which was a decrease of $112 million from 2000. This decrease was primarily due to $87 million (net of related costs) recognized in miscellaneous income in 2000 related to the payments received for infringement of one of the Company's five reformulated gasoline patents during a five-month period in 1996 that were recorded in 2000. The year 2000 amount also included $33 million pre-tax ($21 million after-tax) related to a settlement agreement with an insurer for the recovery of amounts previously paid out for environmental pollution claims and related costs.

2000 vs. 1999 - Interest, dividends and miscellaneous income in 2000 was $176 million, which was an increase of $71 million from 2000. This increase was primarily due to the $87 million related to the gasoline patents in 2000. The year 1999 amount included $25 million pre-tax ($16 million after-tax) related to a settlement agreement reached with an insurer for the recovery of environmental contamination and environmental hazards claims and related costs.

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
================================================================================


2001 vs. 2000 - Crude oil, natural gas and product purchases decreased by $2,666 million in 2001. This decrease was principally due to lower purchases of domestic crude oil from third parties for resale by the Company's Trade business segment and lower commodity prices. During 2001, management decided to decrease its outside crude oil purchases for resale due to increased volatility in the oil markets. In 2001, operating expense increased by $177 million due to higher receivable provisions related to geothermal operations in Indonesia and higher expenses related to the full year activities of the Company's Pure subsidiary, including its 2001 acquisitions, compared to only seven months in 2000. Depreciation, depletion and amortization expense increased by $146 million in 2001, primarily due to additional properties acquired by the Company's Pure subsidiary and a full year related to Pure's activities compared to only seven months in the prior year. Impairments in 2001 reflect $118 million for asset write-downs of certain Gulf of Mexico shelf and onshore properties, due principally to lower commodity prices.


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


2001 vs. 2000 - After-tax earnings were $440 million in 2001, which was a decrease of $108 million from 2000. In 2001, the Company's average liquids prices for North America declined throughout the year and averaged, including a 3 cents gain per barrel from hedging activities, $21.83 per barrel, which was a decrease of $3.92 per barrel, or 15 percent lower than 2000. Lower liquids prices and the $86 million non-cash after-tax charge for impairment of certain Gulf of Mexico shelf and onshore properties were partially offset by the Company's higher average North America natural gas prices and higher natural gas production. The Company's average North America natural gas price, including a 4 cents loss per Mcf from hedging activities, was $3.84 per Mcf in 2001, which was an increase of 44 cents per Mcf, or 13 percent higher than 2000. North America average net daily natural gas production was 1,109 MMcf/d in 2001 compared to 987 MMcf/d in 2000, which was an increase of 12 percent, primarily from higher Lower 48 production. After-tax earnings in 2001 also benefited from $10 million of after-tax gains related to non-hedging commodity derivative positions taken by Northrock versus $48 million of after-tax losses in 2000. After-tax earnings in 2001 also included $17 million in after-tax gains on the sale of certain Gulf of Mexico production properties. The 2000 results included a $46 million deferred tax benefit adjustment in Canada related to a prior period sale of certain Canadian oil and gas properties and a $42 million after-tax gain related to the formation of the Company's Pure subsidiary.

2000 vs. 1999 - After-tax earnings in 2000 were $548 million, which was an increase of $462 million from 1999. This increase was primarily due to higher North America average crude oil prices, higher U.S. Lower 48 average natural gas prices, higher U.S. Lower 48 natural gas sales volumes, the $46 million deferred tax benefit adjustment in Canada and the $42 million after-tax gain related to the formation of Pure. The average liquids price for North America, including a 30 cents loss per barrel from hedging activities, was $25.75 per barrel for 2000, which was an increase of $11.38 per barrel, or 79 percent, from 1999. The average natural gas price in the U.S. Lower 48, including a 2 cents gain per Mcf from hedging activities, was $3.93 per Mcf for 2000, which was an increase of $1.76 per Mcf, or 81 percent, from 1999. The U.S. Lower 48 operations benefited from higher natural gas production in 2000 compared to 1999. This increase in production came primarily from the Company's Pure subsidiary, the Gulf of Mexico shelf production and the Company's proportional share of production of equity investees. These positive items were partially offset by after-tax losses related to non-hedging commodity derivative positions taken by the Company's Northrock subsidiary in Canada and higher depreciation, depletion and amortization expense for the Lower 48 and Canada. The 1999 results included a $12 million after-tax non-cash charge for impairment of certain Gulf of Mexico properties and a $7 million after-tax gain for a litigation settlement, partially offset by $5 million in litigation provisions.

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


2000 vs. 1999 - After-tax earnings totaled $463 million in 2000, which was an increase of $265 million from 1999. The increase was primarily due to higher average International liquids and natural gas prices. International's average liquids price was $26.61 per barrel in 2000, which was an increase of $10.79 per barrel, or 68 percent, from 1999. International's average natural gas price was $2.48 per mcf in 2000, which was an increase of 44 cents per mcf, or 22 percent, from 1999. The 2000 results also benefited from higher Far East natural gas production, primarily from the Yadana field in Myanmar due to the ramp up of operations at the Ratchaburi power plant in Thailand. These positive results were partially offset by higher depreciation, depletion and amortization expense, primarily in Thailand and Indonesia. In 1999, after-tax earnings included a $2 million payment related to a litigation matter.

Trade


The Trade segment externally markets the majority of the Company's worldwide liquids production, excluding that of Pure, and North American natural gas production, excluding that of Pure and the Alaska business unit. It is also responsible for executing various derivative contracts on behalf of the Company's Exploration and Production segment, excluding Pure, in order to manage the Company's exposure to commodity price changes. The Trade segment also purchases crude oil, condensate and natural gas from certain of the Company's royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, the segment trades hydrocarbon derivative instruments for non-hedge purposes for its own account subject to internal restrictions, including value at risk limits. The segment also trades limited amounts of physical inventories for energy trading purposes.

2001 vs. 2000 - After-tax results totaled $6 million in 2001, which was a decrease of $1 million from 2000. The decrease included a non-cash $4 million after-tax provision for receivables related to the bankruptcy of Enron Corporation. This negative factor was mostly offset by higher results from non-hedging commodity derivative positions related to crude oil.

Sales and operating revenues from the Trade business segment were $3,856 million in 2001, which was a decrease of $2,837 million from 2000. These revenues represented approximately 58 percent and 75 percent of the Company's total sales and operating revenues for 2001 and 2000, respectively. The decrease in 2001 was primarily due to lower sales of domestic crude oil purchased from third parties for resale and lower worldwide average liquids prices. During 2001, management decided to decrease its outside crude oil purchases for resale due to increased volatility in the oil markets.


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


2000 vs. 1999 - Cash flows from operating activities increased by $642 million in 2000 versus 1999. This increase primarily reflected the effects of higher worldwide crude oil and natural gas prices. The 2000 results also included $87 million in payments (net of related costs) received in the Company's reformulated gasoline patent case, a $33 million cash insurance recovery related to prior years environmental issues and the collection of $65 million for the 1999 "take-or-pay" obligation of PTT Public Co., Ltd.("PTT") due under the sales agreements for gas produced in Myanmar. These positive factors were partially offset by higher estimated income tax payments made during 2000, while 1999 included an income tax refund in Canada. In addition, cash flows from operating activities were negatively impacted by the deliveries made in 2000 under a 1999 advance crude oil forward sale and the cessation, at December 31, 2000, of the sale of certain domestic trade receivables.

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

                                                  Amount of Commitment Expiration
                                               ---------------------------------------
Other Financial Commitments                            Less than     1-5       After                Recourse &
 (millions of dollars)                           Total   1 Year     Years     5 Years           Credit Rating Triggers
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

The Company has a 50 percent interest in an affiliate, Dayabumi Salak Pratama, Ltd. (DSPL), a company which sells electricity generated from geothermal steam in Indonesia, that it accounts for under the equity method. Unocal made an initial $8 million equity investment in this entity and has outstanding advances of $219 million covering steam sales. At December 31, 2001, DSPL had outstanding third party debt of approximately $200 million. This debt is non-recourse to the Company. The Company's Indonesian geothermal business has certain outstanding receivables from DSPL (see the discussion under Geothermal and Power Operations in the Outlook section of Management's Discussion and Analysis).
Management believes that even if the debt obligations of DSPL were required to be recorded on the balance sheet of the Company, due to any future changes in accounting rules, the amounts would not have a material impact on the Company's liquidity.


The Company has also committed approximately $200 million for its portion of the development costs for the Mad Dog discovery in the deepwater Gulf of Mexico. In addition, the Company has committed up to $310 million for its share of the costs to develop the Azerbaijan International Operating Company ("AIOC")'s Phase I of offshore oil reserves in the Caspian Sea as well as approximately $615 million to develop phase 1 and phase 2 of the West Seno field, offshore East Kalimantan in Indonesia. In 2002, the Company and its co-venturer anticipate securing $350 million in financing through two loans through the Overseas Private Investment Corporation to develop the West Seno field (see page 14 of this report for further detail on the West Seno development project).

                     Critical Accounting and Other Policies

In December 2001, the Securities and Exchange Commission ("SEC") issued a release regarding the selection and disclosure of "critical accounting policies and practices" by public companies. The SEC encouraged companies to include in the Management's Discussion and Analysis ("MD&A") section a discussion of the effects of critical accounting policies applied, the judgments made in their application, and the likelihood of materially different reported results if different assumptions were to prevail. The following discussion represents management's view of accounting policies and practices that are critical for the Company.


Oil and Gas Accounting - The Company follows the successful efforts method of accounting for its oil and gas activities. Acquisition and development costs of proved properties are capitalized and each is amortized on a units-of-production basis over the remaining life of proved and proved developed reserves, respectively. If reserve estimates are revised downward, earnings could be affected by higher depreciation and depletion expense or an immediate write-down of the property's book value (see impairments discussion below). Another element that is critical and could cause material fluctuations in earnings relates to the disposition of exploratory oil and gas well expenditures under successful efforts accounting. If an exploratory well results in the discovery of commercial reserves, the well investment is transferred to proved properties at the time the reserves are booked. Exploratory wells that are non-commercial are expensed as dry hole costs. Acquisition costs of exploratory acreage are capitalized when incurred. Such costs related to the portion of properties expected to be noncommercial, based on exploratory experience and judgement, are amortized for impairment over the shorter of the exploratory period or the lease/concession holding period.


Oil and Gas Reserves - Estimates of physical quantities of oil and gas reserves are determined by Company engineers and in some cases by third-party experts. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Accordingly, these estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Significant portions of the Company's undeveloped reserves, principally in offshore areas, require the installation or completion of related infrastructure facilities such as platforms, pipelines, and the drilling of development wells. Proved reserve quantities exclude royalty and other interests owned by others. The Company reports all reserves held under PSCs utilizing the "economic interest" method, which excludes host country shares.
Estimated quantities for PSCs reported under the "economic interest" method are subject to fluctuations in the price of oil and gas and recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. This change would be partially offset by a change in the Company's net equity share.

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
==============================================================

                                      -52-

Superfund and similar sites - At year-end 2001, Unocal had received notification from the U.S. Environmental Protection Agency that the Company may be a potentially responsible party ("PRP") at 26 sites and may share certain liabilities at these sites. Of the total, eight sites are under investigation and/or litigation and the Company's potential liability is not presently determinable and for one site the Company has denied responsibility. Of the remaining 17 sites, where probable costs can be reasonably estimated, reserves of $4 million have been established for future remediation and settlement costs.

Various state agencies and private parties had identified 28 other similar PRP sites. Nine sites are under investigation and/or litigation and the Company's potential liability is not presently determinable. At five sites the Company's potential liability appears to be de minimis. At another two sites, the Company has made final settlement payments and is in the process of completing its involvement in the sites. The Company has denied responsibility at one site. Where probable costs can be reasonably estimated at the remaining eleven sites, reserves of $8 million have been established for future remediation and settlement costs.


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


Company facilities sold with retained liabilites and former Company-operated sites - Company facilities sold with retained liabilities include certain sites of the Company's former West Coast refining, marketing and transportation business sold in March 1997, auto/truckstop facilities, industrial chemical and polymer sites and agricultural chemical sites. In each sale, the Company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The reserves represent presently estimated future costs for investigation/feasibility studies and remediation work: identified prior to the sale of these sites; included in negotiated agreements with the buyers of these sites where the Company retained certain levels of remediation liabilities; and/or identified in subsequent claims made by buyers of the properties. Former Company-operated sites include service stations, distribution facilities and oil and gas fields that were previously operated but not owned by the Company. The Company has an aggregate reserve of $98 million for this category.


Inactive or closed Company facilities - Reserves of $87 million have been established for these types of facilities. The major sites in this category are the former Guadalupe field site, Molycorp's Washington and York facilities in Pennsylvania and a former refinery in Beaumont, Texas.

The Company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, the Resource Conservation and Recovery Act (RCRA) and laws governing low level radioactive materials.

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


The  Company  also must  provide  financial  assurance  for future  closure  and post-closure costs of its RCRA-permitted facilities and for decommissioning costs at facilities that are under radioactive source materials licenses. Pursuant to a 1998 settlement agreement between the Company and the State of California and the subsequent Stipulated Judgment entered by a Superior Court, the Company must provide financial assurance for anticipated costs of remediation activities at its inactive Guadalupe oil field in California. Also, pursuant to a 1995 settlement agreement between Molycorp and the California Department of Toxic Substances Control (and subsequent Final Judgment entered by a Superior Court), the Company must provide financial assurance for anticipated costs of disposing of certain wastes, as well as closing facilities associated with the handling of those wastes, at Molycorp's Mountain Pass, California, facility. Although these costs are likely to be incurred at different times and over a period of many years, the Company believes that these obligations could have a material adverse effect on the Company's results of operations but are not expected to be material to the Company's consolidated financial condition or liquidity.

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

The Company has estimated, to the extent that it was able to do so, that it could incur approximately $260 million of additional costs in excess of the $237 million accrued at December 31, 2001. The amount of such possible additional costs reflects the aggregate of the high end of the range of costs of feasible alternatives identified by the Company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because there are sites where the Company is not yet in a position to estimate all, or in some cases any, possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, and in some cases, could change substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties. The Company has posted various bonds and letters of credit for environmental obligations. A complete discussion on these types of financial commitments can be found under "Long-term Debt and Other Financial Commitments" in MD&A. Also see notes 18 and 22 to the consolidated financial statements in
Item 8 of this report for additional information on environmental related matters.

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

The Company estimates that net worldwide daily production for 2002 will be essentially the same as the 504,000 BOE per day level achieved in 2001. The Company expects its net earnings per share to be between $1.40 to $1.50 in 2002. The forecast for full-year 2002 earnings assumes average NYMEX benchmark prices of $23.25 per barrel of crude oil and $2.80 per MMBtus for North America natural gas. These price assumptions are based on year-to-date actual prices and the NYMEX strip for the remainder of the year. Earnings are expected to change 16 cents per share for every $1 change in the Company's average worldwide realized price for crude oil and 8 cents per share for every 10-cent change in the Company's average realized North America natural gas price. The forecast also includes pre-tax dry hole costs of $110 to $120 million
(64% to 61% success rate). Net earnings are expected to change 8 cents per share for each 10 percent change in the overall success rate of the Company's exploration drilling program.


U.S. Lower 48: The Company plans to continue to optimize its production portfolio on the Gulf of Mexico shelf by shifting its exploration focus to deeper, more subtle plays, with significantly higher resource potential and where the Company has significant competitive advantages over some of its competitiors. The Company also plans to pursue selective acquisitions, farm-in and farm-out opportunities in 2002. In the Gulf of Mexico deep water, the Company plans to continue its appraisal of the Trident discovery and prepare to drill another appraisal well later in 2002. The Company plans to put significant effort into analyzing deepwater development options, including the likely use of FPSO technology. In 2002, the Company anticipates reviewing additional opportunities to drill in new ultra-deep prospects. Development of the Mad Dog discovery is scheduled to continue throughout 2002.


In 2001, the Company signed a sublease agreement with a third party for the Discoverer Spirit drillship for a minimum period of 200 days. The third party is responsible for making the lease payments directly to the lessor during the sublease period. The subleasing is expected to give the Company increased flexibility and the opportunity to optimize the use of the ship.

Alaska: The Company's discovery of significant gas resources on Alaska's Kenai Peninsula is expected to support the establishment of a new gas business to serve commercial and utility customers in south central Alaska. The Company has established a large acreage position in the South Kenai gas trend and plans to participate in the drilling and testing of eight wells, including five wells in the Ninilchik Unit and three wells on the other Unocal prospects by the end of 2002. Based on program results, the Company and its partner expect to have sufficient gas resources to support construction of the proposed Kenai-Kachemak pipeline. The two companies formed Kenai Kachemak Pipeline LLC to develop a natural gas pipeline that would connect the new producing area with the existing south central Alaska pipeline system. First production is anticipated to occur in late 2003. The Company has signed a contract to sell, at its option, up to 450 billion cubic feet of natural gas to an affiliate of ENSTAR Natural Gas Company beginning in January 2004. ENSTAR distributes natural gas to Anchorage, the Matanuska-Susitna Valley, and the Kenai Peninsula. The Regulatory Commission of Alaska approved the Unocal-ENSTAR gas contract in December 2001.


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


Geothermal and Power Operations: As of December 31, 2001, the Company's Indonesian Geothermal business unit had a gross receivable balance of approximately $406 million. Approximately $170 million was related to Gunung Salak electric generating Units 1, 2, and 3, of which $167 million represented past due amounts and accrued interest resulting from partial payments for March 1998 through December 2001. Although invoices generally have not been paid in full, amounts that have been paid have been received in a timely manner in accordance with the steam sales contract. The remaining $236 million was primarily related to Salak electric generating Units 4, 5 and 6. Provisions covering portions of these receivables have been recorded from 1998 through 2001. The Company believes that it will be able to collect the net outstanding receivables. Efforts to renegotiate geothermal steam sales and electrical energy sales contracts at Gunung Salak in Indonesia are continuing. The Company believes that significant progress has been made towards an agreement that is acceptable to all parties to resolve the issues.

In 2001, the Philippine government passed a new power law. This new law, which requires the eventual privatization of the National Power Corporation ("NPC")'s assets, may impact the Company's ongoing negotiations with NPC.


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


                            FUTURE ACCOUNTING CHANGES


In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses accounting for goodwill and identifiable intangible assets subsequent to their initial recognition, eliminates the amortization of goodwill and provides specific steps for testing the impairment of goodwill. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.
SFAS No. 142 also eliminates amortization of the excess of cost over the underlying equity in the net assets of an equity method investee that is recognized as goodwill. In the first quarter of 2002, the Company will adopt SFAS No. 142 and does not expect the adoption of the statement to have a material effect on its financial position or results of operations.

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

While such forward-looking statements are made in good faith, forward-looking statements and their underlying assumptions are by their nature subject to certain risks and uncertainties and their outcomes will be influenced by various operating, market, economic, competitive, credit, environmental, legal and political factors. Certain of such factors, set forth elsewhere in this report, are important factors that could cause actual results to differ materially from those expressed in the forward-looking statements. See the discussions of the decline in production from the Company's Muni field in the Gulf of Mexico under "Exploration and Production--North America--U.S. Lower 48--Gulf of Mexico Shelf and Onshore (Excluding Pure Resources, Inc.)" in combined Item 1 and 2 - "Business and Properties" of this report; the discussions of the negotiations with respect to the levels of natural gas and crude oil production from the Gulf of Thailand and natural gas contract prices under "Exploration and Production--International--Thailand" in Items 1 and 2 and under Outlook--Thailand" above in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"); the discussion of the effort by the Company's Philippine Geothermal, Inc., subsidiary to settle a contract dispute under "Geothermal and Power Operations" in Items 1 and 2; the discussion of negotiations, legal issues and related uncertainties involving the Company's patents for formulations of cleaner-burning gasolines under "Patents" in Items 1 and 2 and under "Outlook--Other Matters" above in MD&A; the discussions under "Government Regulations" and "Environmental Regulations" in Items 1 and 2; the discussions of certain lawsuits and claims, including tax matters, in "Item 3--Legal Proceedings" and in note 22 to the consolidated financial statements in
Item 8 of this report, which note also contains a discussion of certain other contingent liabilities and commitments; the presentation and discussion of the Company's estimated 2002 capital expenditures under "Financial Condition--Capital Expenditures" above in MD&A; the discussion of the Company's need to borrow to meet a portion of its projected 2002 cash requirements, together with the available sources of borrowings and the related importance of maintaining the Company's investment-grade credit ratings, under "Long-term Debt and Other Financial Commitments" above in MD&A; the discussion of various of the Company's financial and other obligations and commitments under "Long-term Debt and Other Financial Commitments" above in MD&A; the discussion of the Company's critical accounting policies [and practices] under "Critical Accounting and Other Policies" above in MD&A; the discussions of the Company's reserves for and possible additional costs of remediation and other environment-related expenditures and expenses under "Environmental Matters" above in MD&A and in notes 18 and 22 to the consolidated financial statements; the discussion of the anticipated continued volatility of energy prices in 2002 under "Outlook" above in MD&A; the assumptions underlying the Company's forecasts of its 2002 aggregate oil and gas production levels and after-tax earnings per share under "Outlook" above in MD&A; the Company's sublease of its Discoverer Spirit drillship to a third party and the party's responsibility for the lease payments during the sublease period under "Outlook--U.S. Lower 48" above in MD&A, in note 5 to the consolidated financial statements and under "Other Matters" in note 22 to the consolidated financial statements; the discussion of the outstanding receivables balance due for sales of natural gas and condensate to Petrobangla under "Outlook--Bangladesh" above in MD&A; the discussions of the outstanding receivables balance due related to the Company's Indonesian geothermal and power operations under "Outlook--Geothermal and Power Operations" above in MD&A and under "Concentrations of Credit Risk" in note 27 to the consolidated financial statements; the discussion of the negotiations with the purchaser of the Company's agricultural products business involving various aspects of the transaction and the obligations of the parties under the purchase and sale agreement for the business under "Outlook--Other Matters" above in MD&A; the discussion under "Future Accounting Changes" above in MD&A; and the discussions of the risks associated with the Company's use of derivative financial instruments in its hedging and trading activities under Item 7A "Quantitative and Qualitative Disclosures about Market Risk" of this report and in note 27 to the consolidated financial statements.

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


The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon historical data and uses a three-day time interval with a 97.5 percent confidence level. The model includes offsetting physical positions for hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for purposes other than hedging was approximately $11 million at December 31, 2001 and approximately $12 million at December 31, 2000. The value at risk related to hydrocarbon derivatives held for hedging purposes was approximately $5 million at December 31, 2001 and approximately $13 million at December 31, 2000.


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

                                Hydrocarbon Hedging Derivative Instruments (a)

                                                                                        (Thousands of dollars)
                                                                                              Fair Value
                                                                                                Asset
                                           2002      2003     2004      2005   2006-2009   (Liability)(b)
--------------------------------------------------------------------------------------------------------------
Natural Gas Futures Positions
  Volume (MMBtu)                         300,000        -         -        -         -          $ (1,868)
  Average price, per MMBtu               $  4.19
--------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
 Pay fixed price (c)
  Volume (MMBtu)                      10,090,500 7,218,000 7,241,000 7,218,000 21,677,000       $ 19,485
  Average swap price, per MMBtu          $  2.74    $ 2.30    $ 2.33   $ 2.37      $ 2.47

Receive fixed price (d)
  Volume (MMBtu)                      12,393,899   166,999    95,438        -         -         $     28
  Average swap price, per MMBtu          $  2.66    $ 1.98    $ 1.98
--------------------------------------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
  Volume (MMBtu)                       7,117,500        -         -         -         -         $    (22)
  Average price received, per MMBtu      $  2.44
  Average price paid, per MMBtu          $  2.45
--------------------------------------------------------------------------------------------------------------
Natural Gas Collar Positions
  Volume (MMBtu)                      36,167,000   866,000        -         -         -         $  5,430
  Average ceiling price, per MMBtu       $  3.44    $ 5.28
  Average floor price, per MMBtu         $  2.53    $ 3.05
--------------------------------------------------------------------------------------------------------------
Natural Gas Option (Listed)
  Call Volume (MMBtu)                  4,000,000        -         -        -          -         $   (109)
  Average Call price, per MMBtu          $  3.30
--------------------------------------------------------------------------------------------------------------
Crude Oil Future position
  Volume (Bbls)                          678,000        -         -        -         -          $ (1,556)
  Average price, per Bbl                  $19.15
--------------------------------------------------------------------------------------------------------------
Crude Oil Option
  Put Volume (Bbls)                      257,243        -         -        -         -          $    897
  Average price, per Bbl                 $ 24.34
  Call Volume (Bbls)                    (270,917)       -         -        -         -          $    (20)
  Average price, per Bbl                 $ 28.05
--------------------------------------------------------------------------------------------------------------
Crude Oil Swap Positions
 Pay fixed price
  Volume (Bbls)                           89,000        -         -        -         -          $   (548)
  Average swap price, per Bbl            $ 26.48

 Receive fixed price (e)
  Volume (Bbls)                          187,500        -         -        -         -          $   (297)
  Average swap price, per Bbl            $ 18.71
--------------------------------------------------------------------------------------------------------------
Crude Oil Collars
  Volume (Bbls)                           88,421   132,913     1,667        -         -         $    298
  Average ceiling price, per Bbl         $ 27.15   $ 25.60   $ 23.50
  Average floor price, per Bbl           $ 20.61   $ 20.09   $ 18.00
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

               Hydrocarbon Non-Hedging Derivative Instruments (a)

                                                                      (Thousands
                                                                   of dollars)
                                                                      Fair Value
                                                                           Asset
                                           2002          2003  (Liability)(b)(c)
--------------------------------------------------------------------------------
Natural Gas Futures Positions
  Volume (MMBtu)                        920,000             -          $   (653)
  Average price, per MMBtu               $ 3.97
--------------------------------------------------------------------------------
Natural Gas Swap Positions
 Pay fixed price
  Volume (MMBtu)                        166,225       828,400          $    496
  Average swap price, per MMBtu          $ 3.27        $ 3.27

 Receive fixed price
  Volume (MMBtu)                      3,780,000             -          $(16,202)
  Average swap price, per MMBtu          $ 2.46
--------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
  Volume (MMBtu)                      9,812,500             -          $ (3,515)
  Average price received, per MMBtu      $ 3.15
  Average price paid, per MMBtu          $ 3.38
--------------------------------------------------------------------------------
Natural Gas Option (Listed)
  Call Volume (MMBtu)                (1,950,000)                       $    937
  Average Call price, per MMBtu          $ 3.05
  Put Volume (MMBtu)                          -             -          $    519
  Average Put Price, per MMBtu
--------------------------------------------------------------------------------
Natural Gas Option (Over the Counter)
  Call Volume (MMBtu)                (8,314,600)   (2,743,650)         $ (2,835)
  Average Call price,per MMBtu           $ 3.14        $ 2.57
  Put Volume (MMBtu)                  2,000,000             -          $     17
  Average Put price, per MMBtu           $ 2.58
--------------------------------------------------------------------------------
Natural Gas Spread Option (Over the Counter)
 NYMEX / IFERC (d)
  Put Volume (MMBtu)                (18,570,000)            -          $    329
  Average Strike price, per MMbtu        $ 0.39
--------------------------------------------------------------------------------
Crude Oil Future position
  Volume (Bbls)                          37,000             -          $   (636)
  Average price, per Bbl                $ 22.48
--------------------------------------------------------------------------------
Crude Oil Option
  Put Volume (Bbls)                           -             -          $ (1,542)
  Average price, per Bbl
  Call Volumes (Bbls)                         -             -          $      -
  Average price, per Bbl
--------------------------------------------------------------------------------
Crude Oil Swap Positions
  Pay Fixed price
  Volume (Bbls)                         100,000                        $    449
  Average price, per Bbl                  21.69
  Receive fixed price
  Volume (Bbls)                       1,327,500             -          $ (2,376)
  Average swap price, per Bbl           $ 18.86
--------------------------------------------------------------------------------

(a)  Positions reflect long (short) volumes.
(b) Includes $1,000 thousand net claims against counterparties with non-investment grade credit ratings.
(c) Includes $39 thousand fair value derived from models using price quotes from non-exchange sources and other valuation methods.
(d) Prices quoted from the New York Mercantile Exchange (NYMEX) and Inside FERC Gas Report (IFERC).

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements and Financial Statement Schedule

                                                                            PAGE
                                                                          -----
Report on Management's Responsibilities                                     69

Report of Independent Accountants                                           70

Financial Statements
     Consolidated Earnings                                                  71
     Consolidated Balance Sheet                                             72
     Consolidated Cash Flows                                                73
     Consolidated Stockholders' Equity                                      74
     Comprehensive Income                                                   75
     Notes to Consolidated Financial Statements                             75

Supplemental Information
     Quarterly Financial Data                                              122
     Oil and Gas Financial Data                                            124
     Oil and Gas Reserve Data                                              128
     Standardized Measure of Discounted Future Net Cash Flows Related
          To Proved Oil and Gas Reserves                                   131
     Selected Financial Data                                               134
     Operating Summary                                                     136

Supporting Financial Statement Schedule covered
   By the Foregoing Report of Independent Accountants:
   Schedule II - Valuation and Qualifying Accounts and Reserves            141


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

In our opinion, the financial statements referred to above, which appear on pages 71 through 126 of this Annual Report on Form 10-K/A, present fairly, in all material respects, the consolidated financial position of Unocal Corporation and its subsidiaries as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth, when read in conjunction with the related consolidated financial statements.






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
(b)  Net of tax expense of :                      $  10       $   -       $  14
(c)  Net of tax expense (benefit) of :            $   -       $   -       $  (5)
(d)  Net of tax expense of :                      $   -       $  18       $   -

                      See Notes to Consolidated Financial Statements.

                                      -71-

CONSOLIDATED BALANCE SHEET                                    UNOCAL CORPORATION

                                                             At December 31,
                                                      --------------------------
Millions of dollars                                         2001           2000
--------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                               $ 190          $ 235
   Accounts and notes receivable - net                       847          1,299
   Inventories                                               102             88
   Deferred income taxes                                     123            155
   Other current assets                                       33             25
--------------------------------------------------------------------------------
      Total current assets                                 1,295          1,802
Investments and long-term receivables - net                1,405          1,379
Properties - net                                           7,514          6,433
Deferred income taxes                                        128            231
Other assets                                                  83            165
--------------------------------------------------------------------------------
      Total assets                                      $ 10,425       $ 10,010
================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                        $ 823        $ 1,022
   Taxes payable                                             249            282
   Dividends payable                                          49             49
   Interest payable                                           49             55
   Current portion of environmental liabilities              124            124
   Current portion of long-term debt and capital leases        9            114
   Other current liabilities                                 119            199
--------------------------------------------------------------------------------
      Total current liabilities                            1,422          1,845
Long-term debt and capital leases                          2,897          2,392
Deferred income taxes                                        627            618
Accrued abandonment, restoration
  and environmental liabilities                              590            554
Other deferred credits and liabilities                       724            832
Subsidiary stock subject to repurchase                        70            136
Minority interests                                           449            392

Commitments and contingencies - Note 22
Company-obligated mandatorily redeemable convertible
 preferred securities of a subsidiary trust holding
 solely parent subordinated debuntures                       522            522

Common stock ($1 par value,
  shares authorized:750,000,000(a))                          255            254
Capital in excess of par value                               551            522
Unearned portion of restricted stock issued                  (29)           (21)
Retained earnings                                          2,888          2,468
Accumulated other comprehensive income (loss)                (88)           (53)
Notes receivable - key employees                             (42)           (40)
Treasury stock - at cost  (b)                               (411)          (411)
--------------------------------------------------------------------------------
      Total stokholders' equity                           3,124          2,719
--------------------------------------------------------------------------------
         Total liabilities and stockholders' equity     $ 10,425       $ 10,010
================================================================================

(a)  Number of shares outstanding                    243,998,088    243,044,589
(b)  Number of shares held                            10,622,784     10,622,784

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

                                      -74-

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

             See Notes to the Consolidated Financial Statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - For the purpose of this report, Unocal Corporation ("Unocal") and its consolidated subsidiaries, including Union Oil Company of California ("Union Oil"), will be referred to as the Company.

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

Inventories - Inventories are generally valued at lower of cost or market. The costs of crude oil and other petroleum products are determined using the last-in, first-out ("LIFO") method except for inventories held as energy trading assets, which are determined by market prices. The costs of other inventories are determined by using various methods. Cost elements primarily consist of raw materials and production expenses.

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


Oil and Gas Exploration and Development Costs - The Company follows the successful efforts method of accounting for its oil and gas activities. Acquisition costs of exploratory acreage are capitalized when incurred. Such costs related to the portion of properties expected to be non-commercial, based on exploratory experience and judgment, are amortized for impairment over the shorter of the exploratory period or the lease/concession holding period. This impairment amortization is reflected as a component of exploration expense on the consolidated earnings statement. Costs of successful leases are transferred to proved properties. Exploratory drilling costs are initially capitalized. If an exploratory well results in discovery of commercial reserves, the well investment is transferred to proved properties at the time reserves are booked. Exploratory wells that are non-commercial are expensed as dry holes. Geological and geophysical costs for exploration and leasehold rentals for unproved properties are expensed. Development costs of proved properties, including unsuccessful development wells, are capitalized.

Depreciation,   Depletion  and   Amortization  -  Depreciation,   depletion  and
amortization related to acquisition costs and development costs of proved properties are calculated at unit-of-production rates based upon total proved and proved developed reserves, respectively. Estimated future abandonment and removal costs for onshore and offshore producing facilities are calculated at unit-of-production rates based upon estimated proved reserves. Depreciation of other properties is generally on a straight-line method using various rates based on estimated useful lives.


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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", all derivative instruments are recorded as assets or liabilities on the balance sheet at their fair values. The Company routinely enters into various purchase and sale contracts that will ultimately result in the physical delivery of hydrocarbon commodities. The Company has determined that the normal purchase and normal sale exception included in paragraph 10(b) of SFAS No. 133 applies to such contracts. Accordingly, such contracts are not accounted for as derivatives pursuant to SFAS No.133.

At the inception of a derivative contract, the Company may choose to designate and document a derivative as a cash flow hedge or a fair value hedge. Changes in the values of derivatives not designated and documented as hedges are recorded in current-period earnings. Changes in the values of derivatives that qualify for, and are designated and effective as, cash flow hedges are deferred and recorded as components of accumulated other comprehensive income until the hedged transactions occur and are then recognized in earnings. Any ineffectiveness that is related to changes in the values of cash flow hedge derivatives is recognized immediately in earnings as a component of sales revenues. During 2001, the Company changed its methodology for calculating the effectiveness of options used in cash flow hedges to conform with the April 2001 interpretation of SFAS No. 133 by the Financial Accounting Standards Board ("FASB")'s "Derivatives Implementation Group". Unrealized gains and losses associated with the time value of cash flow hedging options that are expected to be held to maturity are included in the effectiveness calculations and, generally, deferred as components of other comprehensive income until the hedged transactions are recognized in earnings. Previously, these unrealized gains and losses had been excluded from the measurement of hedge effectiveness and recognized in sales revenues as they occurred. Changes in the values of derivatives that qualify for, and are designated and effective as, fair value hedges are recognized in current-period earnings as components of the line items reflecting the underlying hedged transactions. Changes in the fair values of the underlying hedged items (e.g., recognized assets, liabilities or unrecognized firm commitments) are also recognized in current-period earnings and offset the changes in the values of the corresponding hedging derivatives. Any resulting fair value hedge ineffectiveness is recognized in current-period earnings as the difference between the offsetting changes in values of the derivative and the underlying hedged items.

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

Earnings Per Share - Basic earnings per share ("EPS") is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the denominator is increased to include the number of common shares that would have been outstanding if potential dilutive common shares had been issued. The numerator is also adjusted for convertible securities by adding back any convertible preferred distributions. Each group of potential dilutive common shares must be ranked and included in the diluted EPS calculation by first including the most dilutive, then the next dilutive, and so on, to the least dilutive shares. The process stops when the resulting diluted EPS is the lowest figure obtainable.

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

NOTE 3 - MAJOR ACQUISITIONS

In December 2001, the Company completed a joint venture agreement with Forest Oil Corporation ("Forest") to jointly explore and develop certain properties in the central Gulf of Mexico Shelf. The Company acquired a portion of Forest's proved reserves and current production for $113 million in cash. The Company is the operator of the jointly owned properties. The transaction was funded from cash on hand.

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

In May 2001, the Company's Pure Resources, Inc. ("Pure"), subsidiary completed its cash acquisition of all the outstanding shares of common stock of Hallwood Energy Corporation ("Hallwood") for $12.50 per share and all the outstanding shares of Series A Cumulative Preferred Stock of Hallwood at a price of $10.84 per share. The total transaction was valued at approximately $276 million, including assumed debt of $87 million, which was subsequently refinanced in May 2001 (see note 17), and other obligations. The acquisition was accounted for as a purchase and was funded by Pure through the combination of a new line of credit and borrowings made under existing revolving credit facilities, none of this debt is guaranteed by Unocal or Union Oil. This acquisition added to Pure's positions in its business areas of the San Juan and Permian Basins and the Gulf Coast region.

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

In 2000, the Company recorded pre-tax charges of $13 million for the impairment of certain U.S. Lower 48 oil and gas properties. The Company's Molycorp, Inc. ("Molycorp"), subsidiary recorded pre-tax charges of $53 million for the impairment of the Questa, New Mexico, molybdenum mining operation.

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

NOTE 12 - SALE OF ACCOUNTS RECEIVABLE

During 1999, the Company, through a bankruptcy remote wholly-owned subsidiary, Unocal Receivables Corporation ("URC"), entered into a sales agreement with an outside party which provides for the sale of up to $204 million of an undivided interest in domestic crude oil and natural gas trade receivables. Under the terms of the agreement, the receivables are sold at a discount on a revolving basis and without recourse. The costs incurred under the agreement for the years ended December 31, 2001 and 2000 were $1 million and $10 million, respectively, which was charged to operating expense in the consolidated earnings statement. Amounts sold were reflected as a reduction of accounts and notes receivable in the consolidated balance sheet and in net cash provided by operating activities in the consolidated cash flows statement. At December 31, 2001, the Company had sold $70 million of its domestic trade receivables under this agreement. Sales under the program in 2001 occurred only in December. At December 31, 2000, the Company had a zero balance outstanding under this agreement.

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

                                      -90-

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

                                                    One percent    One percent
Thousands of dollars                                  Increase        Decrease
--------------------------------------------------------------------------------
Effect on total of service and interest cost
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

At the end of October 2001, the Company replaced its $1 billion bank credit agreement with two new revolving credit facilities totaling $1 billion. One of these credit facilities is a $400 million 364-day credit agreement and the other credit facility is a $600 million 5-year credit agreement. The Company had not drawn any funds under either credit facility at year-end 2001. Borrowings under the bank credit agreements bear interest at a margin above London Interbank Offered Rates ("LIBOR") and the agreements call for a facility fee on the total commitment. The credit facilities provide for the termination of their loan commitments and require the prepayment of all outstanding borrowings in the event that (1) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of the Company's board of directors, at least a majority of which are continuing directors, or (2) if continuing directors shall cease to constitute at least a majority of the board. The bank credit agreements do not have a drawdown restriction or a prepayment obligation in the event of a credit rating downgrade. The interest rates charged on these credit facilities would vary marginally if a change occurred in the Company's credit rating.

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


NOTE 19 - OTHER FINANCIAL INFORMATION

The consolidated balance sheet included the following:

                                                                 At December 31,
                                                              ------------------
Millions of dollars                                             2001        2000
--------------------------------------------------------------------------------
Other deferred credits and liabilities:
   Postretirement medical benefits obligation                  $ 216       $ 213
   Advances related to future production                         105         123
   Other employee benefits                                        92         110
   Prepaid forward sales                                          73          86
   Reserves for litigation and other claims                       72         119
   Derivative liabilities                                         64           -
   Northrock (a)                                                  32          71
   Other                                                          70         110
--------------------------------------------------------------------------------
      Total other deferred credits and liabilities             $ 724       $ 832
================================================================================
Allowances for doubtful accounts and notes receivables         $ 146       $  97
Allowances for investments and long-term receivables           $ 171       $  80
--------------------------------------------------------------------------------

(a) Includes liability amounts associated with U.S. dollar forward contracts and commodity derivative contracts used by Northrock for general risk management purposes. Also includes liability amounts related to commodity sales contracts with below market prices and derivative contracts used for hedging purposes that were capitalized when Northrock was acquired.


The allowances for doubtful accounts and notes receivables and the allowances for investments and long-term receivables primarily relate to the Geothermal operations in Indonesia. See note 27 under "Concentrations of Credit Risk" for a discussion relating to these receivables.

NOTE 20 - ADVANCE SALES OF NATURAL GAS


The Company entered into a long-term fixed price natural gas sales contract for the delivery of approximately 72 billion cubic feet of gas over a ten-year period beginning in January 1999 and ending in December 2008. In January 1999, the Company received a non-refundable payment of approximately $120 million pursuant to the contract. The Company will also receive a fixed monthly reservation fee over the life of the contract. The Company entered into a ten-year natural gas price swap agreement, which effectively refloats the fixed price that the Company received under the long-term natural gas sales contract. The Company did not dedicate a portion of its natural gas reserves to the contract and it has the option to satisfy contract delivery requirements with natural gas purchased from third parties. Accordingly, the obligation associated with the future delivery of the natural gas has been recorded as deferred revenue and will be amortized into revenue as scheduled deliveries of natural gas are made throughout the contract period. Of the remaining unamortized balance at year-end 2001, approximately $73 million related to deliveries scheduled to be made in the years 2003 through 2008 and was recorded in other deferred credits and liabilities on the consolidated balance sheet. Approximately $12 million was included in other current liabilities on the consolidated balance sheet, representing deliveries to be made in 2002.
At December 31, 2001, the Company had in place an irrevocable surety bond in the amount of $106 million securing its performance under the sales contract.



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

In 1999, the Company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. ("Spirit LP"), a limited partnership. In exchange for its overriding royalty contributions, valued at $304 million, the Company received an initial general partnership interest in Spirit LP of approximately 55 percent. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. The fixed-price overrides are subject to economic limitations of production from the affected fields. The limited partner is entitled to receive a priority allocation of profits and cash distributions. The limited partner's share has a maximum term of 20 years, but may terminate after six years, subject to certain conditions. If the Company's credit rating falls below Ba1 or BB+, then the priority return to the limited partner increases by two percent and the Company would have to provide cash collateral or a letter of credit for the $250 million. Almost all the minority interests in earnings were paid out to the limited partner as cash distributions and amounted to approximately $16 million and $18 million, for 2001 and 2000, respectively. The minority interest on the Company's consolidated balance sheet related to this transaction was approximately $253 million at December 31, 2001.

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


As disclosed in note 18, at December 31, 2001, the Company had accrued $237 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable and reasonably estimable. The company may also incur additional liabilities in the future at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to the stage where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $260 million. The amount of such possible additional costs reflects the aggregate of the high end of the range of costs of feasible alternatives identified by the Company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because there are sites where the Company is not yet in a position to estimate all, or in some cases any, possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, and in some cases could change substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties.

The accrued costs and the possible additional costs are shown below in four categories of sites.

                                                           At December 31, 2001
                                                    ----------------------------
Millions of dollars                                   Reserve        Additional
--------------------------------------------------------------------------------
   Superfund and similar sites                            $  12          $  20
   Active company facilities                                 40             90
   Company facilities sold with retained liabilities
     and former company-operated sites                       98             70
   Inactive or closed company facilities                     87             80
--------------------------------------------------------------------------------
      Totals                                              $ 237          $ 260
================================================================================

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

The contamination of the sites included in the above categories was primarily caused by the former operations at these sites. The "Company Facilities Sold and Former Company-Operated Sites" and "Inactive or Closed Company Facilities" categories include former Company refineries, transportation and distribution facilities and service stations. The required remediation of these sites is mainly for petroleum hydrocarbon contamination as the result of leaking tanks or impoundments that were used in these operations. Also, included in these categories are former oil and gas fields that the company no longer operates. In most cases, these sites are contaminated with crude oil, oil field waste and other petroleum hydrocarbons. Contamination at other sites in this category was the result of former industrial chemical and polymers manufacturing and distribution facilities, agricultural chemical retail businesses and ferromolybdenum production operations.

The "Active Company Facilities" category includes oil and gas fields and mining operations. As with the oil and gas fields that were formerly operated by the Company, the active sites are primarily contaminated with the crude oil, oil field waste and other petroleum hydrocarbons. Contamination at the active mining sites is principally the result of the impact of mined material on the groundwater and/or surface water at these sites.

Contamination in the sites of the "Superfund and Similar Sites" category is the result of the disposal of substances at these sites by one or more potentially responsible parties ("PRPs"). Contamination of these sites could be from many sources, of which the Company may be one. The Company has been notified that it is a PRP at the sites included in this category. At the sites where the Company has not denied liability, the Company contribution to the contamination at these sites was primarily from waste from the current and former operations identified above.

Superfund and similar sites - At year-end 2001, Unocal had received notification from the U.S. Environmental Protection Agency that the Company may be a PRP at 26 sites and may share certain liabilities at these sites. Of the total, eight sites are under investigation and/or litigation and the Company's potential liability is not presently determinable and for one site the Company has denied responsibility. Of the remaining 17 sites, where probable costs can be reasonably estimated, reserves of $4 million have been established for future remediation and settlement costs.

Various state agencies and private parties had identified twenty-eight other similar PRP sites. Nine sites are under investigation and/or litigation and the Company's potential liability is not presently determinable. At five sites the Company's potential liability appears to be de minimis. At another two sites, the Company has made final settlement payments and is in the process of completing its involvement in the sites. The Company has denied responsibility at one site. Where probable costs can be reasonably estimated at the remaining eleven sites, reserves of $8 million have been established for future remediation and settlement costs.

In addition to the total of $12 million in reserves mentioned above, the Company has also estimated that additional costs of $20 million are possible for the "Superfund and Similar Sites" category.

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

Active Company facilities - The Company has a reserve of $40 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. Included in this category are:

o        The Molycorp molybdenum mine in Questa, New Mexico
o        The Molycorp lanthanide facility in Mountain Pass, California
o        Alaska oil and gas properties

The company estimates that it may incur possible additional costs of $90 million for this group of sites.

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

In each sale, the Company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems associated with its past operations. The reserves represent estimated future costs for remediation work: identified prior to the sale of these sites; included in negotiated agreements with the buyers of these sites where the Company retained certain levels of remediation liabilities; and/or identified in subsequent claims made by buyers of the properties. Former Company-operated sites include service stations, distribution facilities and oil and gas fields that were previously operated but not owned by the Company. The Company has an aggregate reserve of $98 million and additional costs of $70 million are possible for this category. The possible additional costs are primarily related to service station and distribution facilities and oil and gas properties.

Inactive or closed Company facilities - Reserves of $87 million have been established for these types of facilities. The major sites in this category are:

o        The Guadalupe oil field  on the central California coast
o        The Molycorp Washington and York facilities in Pennsylvania
o        The Beaumont Refinery in Texas.

These sites also have possible additional costs of $80 million associated with them.

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

The  Company  also must  provide  financial  assurance  for future  closure  and post-closure costs of its RCRA-permitted facilities and for decommissioning costs at facilities that are under radioactive source materials licenses. Pursuant to a 1998 settlement agreement between the Company and the State of California and the subsequent Stipulated Judgment entered by a Superior Court, the Company must provide financial assurance for anticipated costs of remediation activities at its inactive Guadalupe oil field. Also, pursuant to a 1995 settlement agreement between Molycorp and the California Department of Toxic Substances Control (and subsequent Final Judgment entered by a Superior Court), the Company must provide financial assurance for anticipated costs of disposing of certain wastes, as well as closing facilities associated with the handling of those wastes, at Molycorp's Mountain Pass, California, facility. At December 31, 2001, amounts included in the remediation reserve for these facilities totaled $93 million. At those sites where investigations or feasibility studies have advanced to the stage of analyzing alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $67 million. Although any possible additional costs for these sites are likely to be incurred at different times and over a period of many years, the Company believes that these obligations could have a material adverse effect on the Company's results of operations but are not expected to be material to the Company's consolidated financial condition or liquidity.

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

The Company maintains insurance coverage intended to reimburse the cost of damages and remediation related to environmental contamination resulting from sudden and accidental incidents under current operations. The purchased coverages contain specified and varying levels of deductibles and payment limits. Although certain of the Company's contingent legal exposures enumerated above are uninsurable either due to insurance policy limitations, public policy or market conditions, management believes that its current insurance program significantly reduces the possibility of an incident causing a material adverse financial impact to the Company.

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

NOTE 23 - TRUST CONVERTIBLE PREFERRED SECURITIES

In 1996, Unocal exchanged 10,437,873 newly issued 6.25 percent trust convertible preferred securities of Unocal Capital Trust, a Delaware business trust (the "Trust"), for shares of a then-outstanding issue of convertible preferred stock. Unocal acquired the convertible preferred securities, which have an aggregate liquidation value of $522 million, from the Trust, together with 322,821 common securities of the Trust, which have an aggregate liquidation value of $16 million, in exchange for $538 million principal amount of 6.25 percent convertible junior subordinated debentures of Unocal. The convertible preferred securities and common securities of the Trust, which have been retained by Unocal, represent undivided beneficial interests in the debentures, which are the sole assets of the Trust.

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

Stockholder Rights Plan - In 2000, the Board of Directors adopted a new stockholder rights plan ("2000 Rights Plan") to replace the 1990 Rights Plan. The Board declared a dividend of one preferred share purchase right ("Right") for each share of common stock outstanding, which was paid to stockholders of record on January 29, 2000, when the rights outstanding under the 1990 Rights Plan expired. The Board also authorized the issuance of one Right for each common share issued after January 29, 2000, and prior to the earlier of the date on which the Rights become exercisable, the redemption date or the expiration date. Until the Rights become exercisable, as described below, the outstanding Rights trade with, and will be inseparable from, the common stock and will be evidenced only by certificates or book-entry credits that represent shares of common stock. The Board of Directors has designated 5,000,000 shares of preferred stock as Series B Junior Participating Preferred Stock
("Series B preferred stock") in connection with the 2000 Rights Plan. The Series B preferred stock replaces the Series A preferred stock that was designated under the 1990 Rights Plan.

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


NOTE 25 - LOANS TO CERTAIN OFFICERS AND KEY EMPLOYEES

In March 2000, the Company entered into loan agreements with ten of its officers pursuant to the Company's 2000 Executive Stock Purchase Program (the "Program"). The Program was approved by the Board of Directors of the Company and by the Company's stockholders at the Annual Stockholders meeting in May 2000. The loans were granted to the officers to enable them to purchase shares of Company stock in the open market. The loans, which except under certain limited circumstances are full recourse to the officers, mature on March 16, 2008, and bear interest at the rate of 6.8 percent per annum. At December 31, 2001 and 2000, the balance of the loans under the Program, including accrued interest, totaled $35 million and $33 million, respectively, and was reflected as a reduction to stockholders' equity on the consolidated balance sheet. During 2001, the amount of accrued interest on the 2000 year-end balance was approximately $2 million.

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

A summary of the Company's stock plans for the last three years is presented below:

                                                      Weighted        Weighted
                                                   Average Option  Average Grant
                                                      Exercise          Date
                                        Number of       Price        Fair Value
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

                                      -106-

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

                                      -107-

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

Foreign currency contracts - Various foreign exchange currency forward, option and swap contracts are entered into by the Company from time to time to manage its exposures to adverse impacts of foreign currency fluctuations on recognized obligations and anticipated transactions. At December 31, 2001, the Company had approximately $1 million of after-tax deferred gains in accumulated other comprehensive income ("OCI") on the consolidated balance sheet related to cash flow hedges for future foreign currency denominated payment obligations through August 2008. Of this amount, the losses expected to be reclassified to the consolidated earnings statement during the next twelve months are immaterial.

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
================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Year ended December 31, 2000
                                        Unocal            Non-
                                 Unocal Capital  Union Guarantor
                                                 Oil     Subsi-  Elim-   Conso-
Millions of dollars             (Parent) Trust (Parent) diaries  nations lidated
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues      $ -      $ - $ 2,117 $ 8,365 $ (1,541)$ 8,941
Interest, dividends and
 miscellaneous income               11      34     142      26      (37)    176
Gain on sales of assets             -        -      75      10        -      85
--------------------------------------------------------------------------------
  Total revenues                   11       34   2,334   8,401   (1,578)  9,202
Costs and other deductions
Purchases, operating and
 other expenses                     3        -   1,461   6,945   (1,594)  6,815
Depreciation, depletion,
 amortization and impairments       -        -     339     547        -     886
Dry hole costs                      -        -      56     100        -     156
Interest expense                   34        1     204       8      (37)    210
Distributions on convertible
 preferred securties                -       33       -       -        -      33
--------------------------------------------------------------------------------
  Total costs and
   other deductions                37       34   2,060   7,600   (1,631)  8,100

Equity in earnings of
 subsidiaries                     776        -     645       -   (1,421)      -
Earnings from
 equity investments                 -        -      36      98        -     134
--------------------------------------------------------------------------------
Earnings from continuing
 operations before income taxes
  and minority interests          750        -     955     899  (1,368)   1,236
--------------------------------------------------------------------------------
Income taxes                      (10)       -     222     285        -     497
Minority interests                  -        -      (2)     (1)      19      16
--------------------------------------------------------------------------------
Earnings from continuing
 operations                       760        -     735     615   (1,387)    723
Earnings from discontinued
 operations                         -        -      41      30      (34)     37
--------------------------------------------------------------------------------
  Net earnings                  $ 760      $ -   $ 776   $ 645 $ (1,421)  $ 760
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
================================================================================

NOTE 29 - SEGMENT AND GEOGRAPHIC DATA

The Company's reportable segments are as follows:

Exploration and Production Segment - This category includes the Company's North American and International oil and gas operations. North America includes the U.S. Lower 48, Alaska and Canada oil and gas operations. The Company's International operations include activities outside of North America and are categorized under Far East and Other International. The Company's International Far East operations include production activities in Thailand, Indonesia and Myanmar. The Company's Other International operations include Bangladesh, the Netherlands, Azerbaijan, the Democratic Republic of Congo and Brazil. The Company is also involved in exploration and development activities in Asia, Latin America and West Africa. In 2001, $663 million, or approximately 10 percent, of the Company's total external sales and operating revenues were attributable to the sale of natural gas and condensate, produced offshore Thailand and Myanmar, to the Petroleum Authority of Thailand. The Company's International crude oil is primarily sold to third parties at spot market prices.


Trade Segment - The Trade segment externally markets most of the Company's worldwide liquids production, excluding that of Pure, and North American natural gas production, excluding that of Pure and the Alaska business unit. It is also responsible for executing various derivative contracts on behalf of the Company's Exploration and Production segment, excluding Pure, in order to manage the Company's exposure to commodity price changes. The Trade segment also purchases crude oil, condensate and natural gas from certain royalty owners, joint venture partners and other unaffiliated oil and gas producing and trading companies for resale. In addition, the segment trades hydrocarbon derivative instruments for non-hedge purposes for its own account subject to internal restrictions, including value at risk limits. The segment also trades limited amounts of physical inventories held for energy trading purposes.


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

                                      -119-

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

QUARTERLY FINANCIAL DATA (Unaudited)

                                                        2001 Quarters
                                         ---------------------------------------
Millions of dollars except
  per share amounts                          1st        2nd       3rd       4th
--------------------------------------------------------------------------------
Total revenues                           $ 2,214    $ 1,696   $ 1,579   $ 1,263
Earnings from equity investments              42         49        37        16
Total costs, including minority
  interests and income taxes               1,964      1,510     1,514     1,309
--------------------------------------------------------------------------------
After-tax earnings from
  continuing operations                      292        235       102       (30)
Discontinued operations
  Gain on disposal (net of tax)                4         12         -         1
Cumulative effect of accounting
  change (net of tax)                         (1)         -         -         -
--------------------------------------------------------------------------------
             Net earnings                $   295    $   247   $   102   $   (29)
================================================================================
Basic earnings per share
  of common stock (a)
      Continuing operations              $  1.19    $  0.98   $  0.42   $ (0.13)
      Discontinued operations               0.02       0.04         -      0.01
--------------------------------------------------------------------------------
Basic earnings per share
  of common stock                        $  1.21    $  1.02   $  0.42   $ (0.12)
================================================================================
Diluted earnings per share
  of common stock (a)
      Continuing operations              $  1.16    $  0.95   $  0.42   $ (0.13)
      Discontinued operations               0.02       0.04         -      0.01
--------------------------------------------------------------------------------
Diluted earnings per share
  of common stock                        $  1.18    $  0.99   $  0.42   $ (0.12)
================================================================================
Net sales and operating revenues         $ 2,206    $ 1,684   $ 1,573   $ 1,201
Gross margin (b)                         $   505    $   424   $   200   $   (44)
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

                                      -123-

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES


Results of Operations

Results of operations of oil and gas exploration and production activities are shown below. Sales revenues are shown net of purchases. Other revenues primarily include gains or losses on sales of oil and gas properties and miscellaneous rental income. Production costs include costs incurred to operate and maintain wells and related facilities, operating overhead and taxes other than income. Exploration expenses consist of geological and geophysical costs, leasehold rentals, amortization of exploratory leases and dry hole costs. Depreciation, depletion and amortization expense includes impairments and provisions of estimated future abandonment liabilities. Other operating expenses primarily include administrative and general expense. Income tax expense is based on the tax effects arising from the operations. Results of operations do not include general corporate overhead, interest costs, minority interests expense or the activities of the Trade business segment.

                                                         North America              International
                                               ---------------------------------  -------------------
Millions of dollars                             Lower 48     Alaska    Canada     Far East   Other     Total
---------------------------------------------------------------------------------------------------------------
2001
Sales
   To public                                         $ 374      $ 278     $ 223       $ 985    $ 129    $1,989
   Intercompany                                      1,439          -         -         199      111     1,749
Other revenues                                          51          4         -          (1)      (2)       52
---------------------------------------------------------------------------------------------------------------
      Total                                          1,864        282       223       1,183      238     3,790
Production costs                                       278        123        54         156       45       656
Exploration expenses                                   223          2        40          84       78       427
Depreciation, depletion and amortization               623         53       104         212       40     1,032
Other operating expenses                                86         17        20          70       34       227
---------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                     654         87         5         661       41     1,448
     Income taxes                                      221         32         4         284       13       554
---------------------------------------------------------------------------------------------------------------
Results of operations                                $ 433       $ 55       $ 1       $ 377     $ 28     $ 894
Results of equity investees (a)                        (11)         -         -          39       (1)       27
---------------------------------------------------------------------------------------------------------------
Total                                                $ 422       $ 55       $ 1       $ 416     $ 27     $ 921
===============================================================================================================
2000
Sales
   To public                                         $ 109      $ 248     $ 198       $ 994    $ 126    $1,675
   Intercompany                                      1,442         47         -         207       98     1,794
Other revenues                                          75          3        31           9        1       119
---------------------------------------------------------------------------------------------------------------
      Total                                          1,626        298       229       1,210      225     3,588
Production costs                                       208         80        51         152       45       536
Exploration expenses                                   219          6        33         108       47       413
Depreciation, depletion and amortization               383         57        90         212       39       781
Other operating expenses                                78          9        15          65       32       199
---------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                     738        146        40         673       62     1,659
     Income taxes                                      267         54       (20)        274       16       591
--------------------------------------------------------------------------------------------------------------
Results of operations                                $ 471       $ 92      $ 60       $ 399     $ 46    $1,068
Results of equity investees (a)                         18          -         -          18        -        36
---------------------------------------------------------------------------------------------------------------
Total                                                $ 489       $ 92      $ 60       $ 417     $ 46    $1,104
===============================================================================================================

(a) Unocal's proportional shares of investees accounted for by the equity method.

                                      -124-

Results of Operations (continued)
                                                         North America              International
                                               ---------------------------------  -------------------
Millions of dollars                             Lower 48     Alaska    Canada     Far East   Other     Total
---------------------------------------------------------------------------------------------------------------
1999
Sales
   To public                                          $ 39      $ 121     $ 113       $ 684     $ 94    $1,051
   Intercompany                                        781         61         -         177       65     1,084
Other revenues                                          28          3        13           9        2        55
---------------------------------------------------------------------------------------------------------------
      Total                                            848        185       126         870      161     2,190
Production costs                                       167         70        35         134       44       450
Exploration expenses                                   200          2        24          83       87       396
Depreciation, depletion and amortization               341         53        39         201       49       683
Other operating expenses                                65         10         8          59       32       174
---------------------------------------------------------------------------------------------------------------
     Pre-tax results of operations                      75         50        20         393      (51)      487
     Income taxes                                       22         19         7         166      (26)      188
---------------------------------------------------------------------------------------------------------------
Results of operations                                 $ 53       $ 31      $ 13       $ 227    $ (25)    $ 299
Results of equity investees (a)                          3          -         -          (3)      (1)       (1)
---------------------------------------------------------------------------------------------------------------
Total                                                 $ 56       $ 31      $ 13       $ 224    $ (26)    $ 298
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

                                      -126-

Average Prices and Production Costs per Unit (Unaudited)

The average sales price is based on sales revenues and volumes attributable to net working interest production. Where intersegment sales occur, intersegment sales prices approximate market prices. The average production costs are stated on a BOE basis, which includes natural gas that is converted at a ratio of 6.0 Mcf to one barrel of oil equivalent (this ratio represents the approximate energy content of the gas).

                                       North America           International
                                 ------------------------ ----------------------
                                 Lower 48  Alaska  Canada  Far East Other  Total
--------------------------------------------------------------------------------
2001 Average prices: (a)(b)
   Liquids - per barrel           $23.28   $20.74  $18.53  $22.50  $24.15 $22.31
   Natural gas - per mcf            4.22     1.37    3.17    2.52    2.75   3.25
Average production costs per BOE    3.83     5.55    4.46    2.26    4.09   3.44
--------------------------------------------------------------------------------
2000 Average prices: (a)(b)
   Liquids - per barrel           $27.20   $24.93  $22.46  $26.17  $27.84 $26.10
   Natural gas - per mcf            3.93     1.20    2.30    2.46    2.81   2.96
Average production costs per BOE    3.31     4.65    4.21    2.30    4.50   3.19
--------------------------------------------------------------------------------
1999 Average prices: (a)(b)
   Liquids - per barrel          $ 15.22   $13.07  $13.88  $15.42  $16.80 $15.02
   Natural gas - per mcf            2.17     1.20    2.31    2.03    2.19   2.04
Average production costs per BOE    2.73     3.87    3.88    2.03    4.00   2.72
--------------------------------------------------------------------------------

(a) Average prices include hedging gains and losses but exclude gains or losses on derivative positions not accounted for as hedges, the ineffective portion of hedges and other Trade margins.
(b)  Hedging gains (losses) included in average prices:
      2001
       Liquids - per barrel      $ 0.06    $ -     $ -     $ -     $ -   $ 0.02
       Natural gas - per mcf       0.09      -     (1.17)    -       -    (0.02)
      2000
       Liquids - per barrel      $ 0.04    $ -    $(1.85)  $ -     $ -   $(0.18)
       Natural gas - per mcf       0.02      -     (1.15)    -       -    (0.06)
      1999
       Liquids - per barrel      $(0.51)   $ -    $(2.02)  $ -     $ -   $(0.31)
       Natural gas - per mcf      (0.05)     -     (0.23)    -       -    (0.03)

Oil and Gas Reserve Data (Unaudited)


Proved oil and gas reserves are estimated by the Company in accordance with the Securities and Exchange Commission's definitions in Rule 4-10 of Regulation S-X. These definitions can be found on the SEC website at http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas.

Estimates of physical quantities of proved oil and gas reserves, determined by Company engineers, for the years 2001, 2000, and 1999 are presented on pages 129 through 130. These estimates do not include probable or possible reserves. Estimated oil and gas reserves are based on available reservoir data and are subject to future revision. Significant portions of the Company's proved undeveloped reserves, principally in offshore areas, require the installation or completion of related infrastructure facilities such as platforms, pipelines, and the drilling of development wells. Proved reserve quantities exclude royalty and other interests owned by others, as well as volumes received by Company owned gas plants in lieu of processing fees. Effective in 2001, the Company began reporting all reserves held under PSCs in Indonesia and a concession in the Democratic Republic of Congo utilizing the "economic interest" method, which excludes host country shares. The Company was already reporting its shares of reserves in Bangladesh, Myanmar and Azerbaijan utilizing the "economic interest" method. Estimated quantities for PSCs reported under the "economic interest" method are subject to fluctuations in the prices of oil and gas and recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. This change would be partially offset by a change in the Company's net equity share. The reserve quantities also include barrels of oil that the Company is contractually obligated to sell in Indonesia at prices substantially below market.


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

                                      -130-

Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

The standardized measure of discounted future net cash flows from proved oil and gas reserves for the years 2001, 2000, and 1999 are presented on page 132. Revenues are based on estimated production of proved reserves from existing and planned facilities and on prices of oil and gas at year-end 2001. Development and production costs related to future production are based on year-end cost levels and assume continuation of existing economic conditions. Income tax expense is computed by applying the appropriate year-end statutory tax rates to pre-tax future cash flows less recovery of the tax basis of proved properties and reduced by applicable tax credits.

The following data on the standardized measure of discounted future net cash flows from existing proved oil and gas reserves are calculated in the manner mandated by the FASB and SEC and are based on many subjective judgments and assumptions. Estimates of physical quantities of oil and gas reserves, future rates of production and the timing of such production, future production and development costs and the timing of said expenditures are subject to extensive revisions and a high degree of variability as a result of operating, political and general business risks. Different, but equally valid, assumptions and judgments could lead to significantly different results.

As set forth in note (a) to the table on page 132, the year-end prices required to be used in the calculations are highly volatile and were either at or near, in the case of Lower 48 and Canada natural gas prices, historically high levels at the end of 2000. Subsequent price decreases in 2001 had a significant adverse impact on the calculated present value of proved oil and gas reserves as of December 31, 2001. See "Summary of Changes in the Standardized Measure of Discounted Net Cash Flows" table on page 133 for the aggregate changes and significant components of such changes for the last three calendar years.

Probable and possible reserves and the value of exploratory acreage that may be developed in the future have not been included in the calculation of the data presented on pages 132 and 133. Likewise, future realized prices are expected to vary significantly from the mandated year-end prices utilized in the determination of the revenues included in the calculations. While the Company has exercised due care in the preparation of the data, it does not warrant that this data represent the fair market value of the Company's oil and gas properties or an estimate of the discounted present value of cash flows to be obtained from their development and production.

Standardized Measure of Discounted Future Net Cash Flows

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

Changes in Standardized Measure of Discounted Future Net Cash Flows (Unaudited)

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

                                      -133-

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

                                      -135-

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

                                      -136-

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

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial statements, financial statement schedules and exhibits filed as part of this annual report:

     (1)  Financial  Statements:   See  the "Index  to  Consolidated   Financial
          Statements and Financial Statement Schedule" under Item 8 of this report.

     (2) Financial Statement Schedule: See the "Index to Consolidated Financial Statements and Financial Statement Schedule" under Item 8 of this report.

     (3) Exhibits: The Exhibit Index on pages 142 through 144 of this report lists the exhibits that are filed as part of this report and identifies each management contract and compensatory plan or arrangement required to be filed.

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

                                                  UNOCAL CORPORATION
                                                     (Registrant)

Dated:     As of March 15, 2002               By:  /s/ TERRY G. DALLAS
           ---------------------              ------------------------
                                              Terry G. Dallas
                                              Executive Vice President
                                              and Chief Financial Officer

                                 CERTIFICATIONS

I, Charles R. Williamson, certify that:

1.       I have reviewed this annual report on Form 10-K of Unocal Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  September 19, 2002

                                                 /s/CHARLES R. WILLIAMSON
                                                 ------------------------------
                                                 Charles R. Williamson
                                                 Chairman of the Board
                                                 and Chief Executive Officer
--------------------------------------------------------------------------------

I, Terry G. Dallas, certify that:

1.       I have reviewed this annual report on Form 10-K of Unocal Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  September 19, 2002

                                                 /s/TERRY G. DALLAS
                                                 ------------------------------
                                                 Terry G. Dallas
                                                 Executive Vice President
                                                 and Chief Financial Officer

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

                               UNOCAL CORPORATION
                                  EXHIBIT INDEX

------------------- ------------------------------------------------------------
Exhibit 3.1*        Restated Certificate of Incorporation of Unocal, dated
                    as of January 31, 2000, and currently in effect (incorporated by reference to Exhibit 3.1 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 3.2*        Bylaws of Unocal, as amended through October 31, 2001,
                    and currently in effect (incorporated by reference to
                    Exhibit 3 to Unocal's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 4.1*        Standard Multiple-Series Indenture Provisions, January
                    1991, dated as of January 2, 1991 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
------------------- ------------------------------------------------------------
Exhibit 4.2*        Form of Indenture, dated as of January 30, 1991, among
                    Union Oil Company of California, Unocal and The Bank of New York (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-38505 and 33-38505-01)).
------------------- ------------------------------------------------------------
Exhibit 4.3*        Form of Indenture, dated as of February 3, 1995, among
                    Union Oil Company of California, Unocal and Chase Manhattan Bank and Trust Company, National Association, as successor Trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-3 of Union Oil Company of California and Unocal (File Nos. 33-54861 and 33-54861-01).
------------------- ------------------------------------------------------------
                    Other instruments defining the rights of holders of long term debt of Unocal and its subsidiaries are not being filed since the total amount of securities authorized under each of such instruments does not exceed 10 percent of the total assets of Unocal and its subsidiaries on a consolidated basis. Unocal agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
------------------- ------------------------------------------------------------
Exhibit 10.1* Rights Agreement, dated as of January 5, 2000, between Unocal and Mellon Investor Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 4 to Unocal's Current Report on Form 8-K dated January 5, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------

The following Exhibits 10.2 through 10.36 are management contracts or compensatory plans, contracts or arrangements as required by Item 14 (c) of Form 10-K and Item 601 (b) (10) (iii) (A) of Regulation S-K.

------------------- ------------------------------------------------------------
Exhibit 10.2*       1991 Management Incentive Program (incorporated by
                    reference to Exhibit A to Unocal's Proxy Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
------------------- ------------------------------------------------------------

Exhibit 10.3*       Unocal Revised Incentive Compensation Plan Cash
                    Deferral Program (incorporated by reference to Exhibit 10.3 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.4*       Amendments to 1991 Incentive Plan Awards (incorporated
                    by reference to Exhibit 10 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.5*       1998 Management Incentive Program, as amended,
                    consisting of the Revised Incentive Compensation Plan, the Long-Term Incentive Plan of 1998 and the 1998 Performance Stock Option Plan, (incorporated by reference to Exhibit B to Unocal's Proxy Statement dated April 12, 2000, for its 2000 Annual Meeting of Stockholders, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.6* Amendment to the Revised Incentive Compensation Plan, effective December 5, 2000 (incorporated by reference to
                    Exhibit 10.1 to Unocal's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.7* Amendment to the Long-Term Incentive Plan of 1998, as amended, adopted July 27, 2001, subject to stockholder approval at Unocal's May 20, 2002, Annual Meeting of Stockholders (incorporated by reference to Exhibit 10.2 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.8* Amendments to the 1998 Management Incentive Program, as amended, adopted February 12, 2002, partially subject to stockholder approval at Unocal's May 20, 2002, Annual Meeting of Stockholders.
------------------- ------------------------------------------------------------

------------------- ------------------------------------------------------------
Exhibit 10.9* Unocal Deferred Compensation Plan, effective September 24, 2001 (incorporated by reference to Exhibit 4 to Unocal's Registration Statement on Form S-8,
                    File No. 333-73540).
------------------- ------------------------------------------------------------
Exhibit 10.10*      Form of Nonqualified Stock Option Grant under the
                    Long-Term Incentive Plan of 1998, effective July 27, 2001, subject to stockholder approval, between Unocal and each of Charles R. Williamson (as to 450,000 shares Unocal Common Stock), Timothy H. Ling (as to 240,000 shares of Unocal Common Stock) and Dennis P.R. Codon (as to 150,000 shares of Unocal Common Stock), each with an exercise price of $35.355 per share (incorporated by reference to Exhibit 10.3 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.11*      Form of Nonqualified Stock Option Grant under the
                    Long-Term Incentive Plan of 1998, effective August 20, 2001, subject to stockholder approval, between Unocal and Terry G. Dallas as to 240,000 shares of Unocal Common Stock with an exercise price of $36.22 (incorporated by reference to
                    Exhibit 10.2 to Unocal's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.12* 2000 Executive Stock Purchase Program (incorporated by reference to Exhibit 10.1 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.13* Amendment to the 2000 Executive Stock Purchase Program, effective February 12, 2002.
------------------- ------------------------------------------------------------
Exhibit 10.14*      Award Agreement (Loan Agreement), together with
                    related promissory note, both dated March 16, 2000, between Unocal and Charles R. Williamson (incorporated by reference to Exhibit 10.4 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.15*      Award Agreement (Loan Agreement), together with
                    related promissory note, both dated March 16, 2000, between Unocal and Timothy H. Ling (incorporated by reference to
                    Exhibit 10.3 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.16*      Award Agreement (Loan Agreement), together with
                    related promissory note, both dated March 16, 2000, between Unocal and Dennis P. R. Codon (incorporated by reference to
                    Exhibit 10.5 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.17*      Unocal Nonqualified Retirement Plan "A", as amended
                    December 5, 2000 (incorporated by reference to Exhibit 10.12 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.18*      Unocal Nonqualified Retirement Plan "B", as amended
                    December 5, 2000 (incorporated by reference to Exhibit 10.13 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.19*      Unocal Nonqualified Retirement Plan "C", adopted
                    December 5, 2000 (incorporated by reference to Exhibit 10.14 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.20*      Unocal Supplemental Savings Plan, as amended December
                    5, 2000 (incorporated by reference to Exhibit 10.15 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.21* Amendments to the plans filed as the preceeding four exhibits, effective January 1 and September 1, 2001.
------------------- ------------------------------------------------------------
Exhibit 10.22*      Summary of Enhanced Severance Program, adopted
                    December 5, 2000 (incorporated by reference to Item 5--Other Events of Unocal's Current Report on Form 8-K dated December 5, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.23*      Other Compensatory Arrangements (incorporated by
                    reference to Exhibit 10.4 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.24*      Directors' Restricted Stock Plan of 1991 (incorporated
                    by reference to Exhibit B to Unocal's Proxy Statement dated March 18, 1991, for its 1991 Annual Meeting of Stockholders, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.25*      Amendments to the Directors Restricted Stock Plan,
                    effective February 8, 1996 (incorporated by reference to
                    Exhibit 10.7 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.26* Amendments to the Director's Restricted Stock Plan, effective June 1, 1998 (incorporated by reference to Exhibit
                    10.4 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
------------------- ------------------------------------------------------------
Exhibit 10.27*      2001 Directors' Deferred Compensation and Stock Award
                    Plan (incorporated by reference to Exhibit B to Unocal's Proxy Statement dated April 9, 2001, for its 2001 Annual Meeting of Stockholders, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.28*      Form of Director Indemnity Agreement between Unocal
                    and each of its directors (incorporated by reference to
                    Exhibit 10.14 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.29*      Form of Director Insurance Agreement between Unocal
                    and each of its directors (incorporated by reference to
                    Exhibit 10.15 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.30*      Form of Officer Indemnity Agreement between Unocal and
                    each of its officers (incorporated by reference to Exhibit
                    10.16 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.31*      Employment Agreement, effective as of March 27, 2000,
                    by and between Unocal and Charles R. Williamson (incorporated by reference to Exhibit 10.6 to Unocal's Current Report on Form 8-K dated March 16, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.32*      Change in Control Agreement, effective as of July 28,
                    1998, by and between Unocal and Timothy H. Ling (incorporated by reference to Exhibit 10.21 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.33*      Amendment, dated February 28, 2000, to the agreement
                    filed as the preceeding exhibit (incorporated by reference to Exhibit 10.22 to Unocal's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.34*      Employment Agreement, effective as of May 30, 2000, by
                    and between Unocal and Terry G. Dallas (incorporated by reference to Exhibit 10.2 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.35*      Employment Agreement, effective as of July 28, 1998,
                    by and between Unocal and Dennis P.R. Codon, (incorporated by reference to Exhibit 10.12 to Unocal's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 10.36*      Amendment, dated February 28, 2000, to the agreement
                    filed as the preceeding exhibit (incorporated by reference to Exhibit 10.30 to Unocal's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 12.1* Statement regarding computation of ratio of earnings to fixed charges of Unocal for the five years ended December 31, 2001.
------------------- ------------------------------------------------------------
Exhibit 12.2* Statement regarding computation of ratio of earnings to combined fixed charges and preferred stock dividends of Unocal for the five years ended December 31, 2001.
------------------- ------------------------------------------------------------
Exhibit 12.3* Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the five years ended December 31, 2001.
------------------- ------------------------------------------------------------
Exhibit 21*         Subsidiaries of Unocal Corporation.
------------------- ------------------------------------------------------------
Exhibit 23**        Consent of PricewaterhouseCoopers LLP.
------------------- ------------------------------------------------------------
Exhibit 99.1*       Restated and Amended Articles of Incorporation of Union
                    Oil Company of California, as amended through April 1, 1999, and currently in effect (incorporated by reference to
                    Exhibit 99.1 to Unocal's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 99.2* Bylaws of Union Oil Company of California, as amended through January 1, 2001, and currently in effect (incorporated by reference to Exhibit 99 to Unocal's Current Report on Form 8-K, dated December 8, 2000, File No. 1-8483).
------------------- ------------------------------------------------------------
Exhibit 99.3* Summary of change-of-control provisions in certain compensation plans (incorporated by reference to Exhibit 99 to Unocal's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-8483).
------------------- ------------------------------------------------------------
*  Previously filed.
** Filed herewith.

Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.