Form 10-Q/A
period 2002-06-30
UNOCAL CORP
filed 2002-09-20
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q/A
                                  Amendment No. 1
                                 -----------------
        (Mark One)

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

                                TABLE OF CONTENTS

                                                                            PAGE

Glossary....................................................................  i

                                     PART I

Item 1. Financial Statements

          Consolidated Earnings.............................................  1
          Consolidated Balance Sheet........................................  2
          Consolidated Cash Flows...........................................  3
          Notes to Financial Statements.....................................  4

SIGNATURE................................................................... 29

CERTIFICATIONS.............................................................. 29

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

Various state agencies and private parties had identified 23 other similar PRP sites. Two sites are under investigation and/or litigation and the Company's potential liability is not presently determinable. At three sites the Company's potential liability appears to be de minimis. At another site, the Company has made final settlement payments and is in the process of completing its involvement in the site. The Company has denied responsibility at two sites. Where probable and to the extent costs can be reasonably estimated at the remaining 15 sites, reserves of $6 million have been established for future remediation and settlement costs.

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

Company facilities sold with retained liabilities and former Company-operated sites - Company facilities sold with retained liabilities include:

o West Coast refining, marketing and transportation sites
o Auto/truckstop facilities throughout the U.S.
o Industrial chemical and polymer sites in the South, Midwest and California
o Agricultural chemical sites in the West and Midwest

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

Inactive or closed Company facilities - Reserves of $79 million have been established for these types of facilities. The major sites in this category are:
o The Guadalupe oil field on the central California coast
o The Molycorp Washington and York facilities in Pennsylvania
o The Beaumont Refinery in Texas

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


In view of the inherent difficulty of predicting the outcome of legal matters, the Company cannot state with confidence what the eventual outcome of the three preceding matters will be. However, based on current knowledge, none of the preceding matters is presently expected to have a material adverse effect on the Company's consolidated financial condition or liquidity, but each of them could have a material adverse effect on the Company's results of operations for the accounting period or periods in which one or more of them might be resolved adversely.


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

                                                 UNOCAL CORPORATION
                                                    (Registrant)


Dated:  As of August 12, 2002                    By:  /s/JOHN A. BRIFFETT
                                               ---------------------------------
                                                 John A. Briffett
                                                 Assistant Comptroller

                                 CERTIFICATIONS

I, Charles R. Williamson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Unocal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  September 19, 2002

                                                 /s/CHARLES R. WILLIAMSON
                                                 ------------------------------
                                                 Charles R. Williamson
                                                 Chairman of the Board
                                                 and Chief Executive Officer
--------------------------------------------------------------------------------

I, Terry G. Dallas, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Unocal Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  September 19, 2002

                                                 /s/TERRY G. DALLAS
                                                 -------------------------------
                                                 Terry G. Dallas
                                                 Executive Vice President
                                                 and Chief Financial Officer