Form 10-K/A
period 2001-12-31
UNOCAL CORP
filed 2002-09-23
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-K/A
                                  AMENDMENT NO. 2
                                 -----------------

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

Dated:     September 23, 2002                 By:  /s/ TERRY G. DALLAS
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

Dated:  September 23, 2002

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

Dated:  September 23, 2002

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