Form 10-Q/A
period 2002-06-30
UNOCAL CORP
filed 2002-09-23
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q/A
                                  Amendment No. 2
                                 -----------------
        (Mark One)

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

                                                 UNOCAL CORPORATION
                                                    (Registrant)


Dated:  September 23, 2002                    By:  /s/JOHN A. BRIFFETT
                                               ---------------------------------
                                                 John A. Briffett
                                                 Assistant Comptroller

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

Dated:  September 23, 2002

                                                 /s/TERRY G. DALLAS
                                                 -------------------------------
                                                 Terry G. Dallas
                                                 Executive Vice President
                                                 and Chief Financial Officer