Form 10-Q
period 2003-03-31
UNOCAL CORP
filed 2003-05-13
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 2003
                                     --------------------

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

Number of shares of Common Stock, $1 par value, outstanding as of April 30, 2003: 258,024,448

                                TABLE OF CONTENTS

                                                                            PAGE

Glossary....................................................................  i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Earnings.............................................  1
          Consolidated Balance Sheet........................................  2
          Consolidated Cash Flows...........................................  3
          Notes to Financial Statements.....................................  4


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................... 27

        Operating Highlights ............................................... 28

Item 3. Quantative and Qualitative Disclosures About Market Risk............ 38

Item 4. Controls and Procedures............................................. 42


PART II  OTHER INFORMATION

Item 1. Legal Proceedings................................................... 43

Item 6. Exhibits and Reports on Form 8-K.................................... 44


SIGNATURE................................................................... 45

CERTIFICATIONS.............................................................. 46

EXHIBIT INDEX............................................................... 48

                                    GLOSSARY

Below are certain definitions of key terms that may be in use in this Form 10-Q report.

M       Thousand                              Bbl    Barrels
MM      Million                               Cf/d   Cubic feet per day
B       Billion                               Cfe/d  Cubic feet of gas
T       Trillion                                     equivalent per day
CF      Cubic feet                            Btu    British thermal units
BOE     Barrels of oil equivalent             DD&A   Depreciation, depletion
                                                     and amortization
Liquids Crude oil, condensate and NGLs        NGLs   Natural gas liquids
Bbl/d   Barrels per day

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

o Dry hole is a well incapable of producing hydrocarbons in sufficient commercial quantities to justify future capital expenditures for completion and additional infrastructure.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS (UNAUDITED)                         UNOCAL CORPORATION

                                                      For the Three Months
                                                          Ended March 31,
                                                  --------------------------
Millions of dollars except per share amounts              2003        2002
----------------------------------------------------------------------------
Revenues
Sales and operating revenues                            $ 1,775     $ 1,035
Interest, dividends and miscellaneous income                 11          12
Gain  on sales of assets                                      3           2
----------------------------------------------------------------------------
      Total revenues                                      1,789       1,049
Costs and other deductions
Crude oil, natural gas and product purchases                646         295
Operating expense                                           294         299
Administrative and general expense                           51          43
Depreciation, depletion and amortization                    260         224
Asset impairments                                             -           -
Dry hole costs                                               71          28
Exploration expense                                          55          59
Interest expense                                             38          51
Property and other operating taxes                           22          16
Distributions on convertible preferred
 securities of subsidiary trust                               8           8
----------------------------------------------------------------------------
      Total costs and other deductions                    1,445       1,023

Earnings from equity investments                             43          37
----------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests                    387          63
----------------------------------------------------------------------------
Income taxes                                                168          40
Minority interests                                            2           1
----------------------------------------------------------------------------
Earnings from continuing operations                         217          22
----------------------------------------------------------------------------
Earnings from discontinued operations                         -           -
Cumulative effects of accounting changes (a)                (83)          -
----------------------------------------------------------------------------
      Net earnings                                      $   134      $   22
============================================================================
Basic earnings per share of common stock (b)
      Continuing operations                             $  0.84      $ 0.09
      Net earnings                                      $  0.52      $ 0.09
Diluted earnings per share of common stock (c)
      Continuing operations                             $  0.82      $ 0.09
      Net earnings                                      $  0.52      $ 0.09

Cash dividends declared per share of common stock       $  0.20      $ 0.20
----------------------------------------------------------------------------

(a)  Net of tax (benefit):                              $  ( 48)     $  -
(b)  Basic weighted average shares
        outstanding  (in thousands)                     258,005     244,207
(c)  Diluted weighted average shares
        outstanding (in thousands)                      271,729     245,247
           See Notes to the Consolidated Financial Statements.

                                      -1-

CONSOLIDATED BALANCE SHEET                                                                         UNOCAL CORPORATION

                                                                                At March 31,     At December  31,
                                                                          -------------------------------------------
Millions of dollars                                                                     2003 (a)                2002
---------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                           $ 356                   $ 168
   Accounts and notes receivable - net                                                 1,116                     994
   Inventories                                                                            91                      97
   Deferred income taxes                                                                 120                      90
   Other current assets                                                                   27                      26
---------------------------------------------------------------------------------------------------------------------
      Total current assets                                                             1,710                   1,375
Investments and long-term receivables - net                                            1,038                   1,044
Properties - net (b)                                                                   8,114                   7,879
Goodwill                                                                                 125                     122
Deferred income taxes                                                                    231                     210
Other assets                                                                             150                     130
---------------------------------------------------------------------------------------------------------------------
      Total assets                                                                  $ 11,368                $ 10,760
=====================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                                  $ 1,110                 $ 1,024
   Taxes payable                                                                         346                     223
   Dividends payable                                                                      51                      51
   Interest payable                                                                       52                      50
   Current portion of environmental liabilities                                          131                     113
   Current portion of long-term debt and capital leases                                    6                       6
   Other current liabilities                                                             173                     165
---------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        1,869                   1,632
Long-term debt and capital leases                                                      2,918                   3,002
Deferred income taxes                                                                    631                     593
Accrued abandonment, restoration and environmental liabilities                           878                     622
Other deferred credits and liabilities                                                   846                     816
Minority interests                                                                       275                     275

Commitments and contingencies - Note 13
Company-obligated mandatorily redeemable convertible preferred
   securities of a subsidiary trust holding solely parent debentures                     522                     522

Common stock ($1 par value, shares authorized:  750,000,000 (c))                         269                     269
Capital in excess of par value                                                           963                     962
Unearned portion of restricted stock issued                                              (17)                    (20)
Retained earnings                                                                      3,103                   3,021
Accumulated other comprehensive income                                                  (443)                   (486)
Notes receivable - key employees                                                         (35)                    (37)
Treasury stock - at cost  (d)                                                           (411)                   (411)
---------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                       3,429                   3,298
---------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                 $ 11,368                $ 10,760
=====================================================================================================================

(a)  Unaudited
(b)  Net of accumulated depreciation, depletion and amortization of:                $ 12,538                $ 12,277
(c)  Number of shares outstanding (in thousands)                                     258,005                 257,980
(d)  Number of shares (in thousands)                                                  10,623                  10,623
The Company follows the successful efforts method of accounting for its oil and gas activities.
           See Notes to the Consolidated Financial Statements.

                                      -2-

CONSOLIDATED CASH FLOWS (UNAUDITED)                                                                     UNOCAL CORPORATION

                                                                                                   For the Three Months
                                                                                                      Ended March 31,
                                                                                          ---------------------------------
Millions of dollars                                                                               2003                2002
---------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                                                     $ 134                $ 22
Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization                                                     260                 224
      Asset impairments                                                                              -                   -
      Dry hole costs                                                                                71                  28
      Amortization of exploratory leasehold costs                                                   24                  22
      Deferred income taxes                                                                         30                 (23)
      Gain on sales of assets (pre-tax)                                                             (3)                 (2)
      Cumulative effects of accounting changes                                                      83                   -
      Other                                                                                         32                 (11)
Working capital and other changes related to operations
     Accounts and notes receivable                                                                (122)                (14)
     Inventories                                                                                     6                   6
     Accounts payable                                                                               86                 (51)
     Taxes payable                                                                                 123                  82
     Other                                                                                         (39)                (12)
---------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                              685                 271
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                                                 (429)               (390)
   Proceeds from sales of assets                                                                    66                  28
   Proceeds from sale of discontinued operations                                                     -                   2
---------------------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                                 (363)               (360)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Long-term borrowings                                                                             16                 399
   Reduction of long-term debt and capital lease obligations                                      (100)               (123)
   Minority interests                                                                               (2)                 (2)
   Proceeds from issuance of common stock                                                            1                  14
   Dividends paid on common stock                                                                  (52)                (49)
   Other                                                                                             3                  (2)
---------------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                      (134)                237
---------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                          188                 148
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                                     168                 190
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                       $ 356               $ 338
===========================================================================================================================

Supplemental disclosure of cash flow information: Cash paid during the period for:
      Interest (net of amount capitalized)                                                        $ 35                $ 53
      Income taxes (net of refunds)                                                               $ 23                $ (8)

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes filed with the SEC in Unocal Corporation's 2002 Annual Report on Form 10-K.

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

Results for the three months ended March 31, 2003, are not necessarily indicative of future financial results.

Certain items in the prior year financial statements have been reclassified to conform to the 2003 presentation.

2.   Accounting Changes

SFAS No. 143: Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." If a reasonable estimate of fair value can be made, this Statement requires that the Company recognize liabilities related to the legal obligations associated with the retirement of its tangible long-lived assets in the periods in which the obligations are incurred (typically when the assets are installed). These obligations include the required decommissioning and removal of certain oil and gas platforms, plugging and abandonment of oil and gas wells and facilities and the closure and site restoration of certain mining facilities. The recognized liability amounts are based upon future retirement cost estimates and incorporate many assumptions such as expected economic recoveries of crude oil and natural gas, time to abandonment, future inflation rates and the risk free rate of interest adjusted for the Company's credit costs.

The Company has interests in some long-lived assets, such as commercial natural gas storage facilities, commercial crude oil and products storage facilities, commercial pipelines, etc. where the operations are not tied to any particular operating field reserves. As the Company expects these assets to continue operations for the foreseeable future, it cannot reasonably estimate when, or if, these facilities will be abandoned. Accordingly, the Company has not accrued abandonment and restoration liabilities for these assets. The Company will continue to monitor these assets for any changes to this position.

Prior to January 1, 2003, the Company was required under SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" to accrue its abandonment and restoration costs ratably over the productive lives of its assets. The Company previously used the units-of-production method to accrue these costs. SFAS No. 19 resulted in higher costs being accrued early in the fields' lives when production was at its highest levels and abandonment and restoration costs accruals were matched with the revenues as oil and gas were produced.

Under SFAS No. 143, when the liabilities for asset retirement obligations are initially recorded at their fair value, capital costs of the related assets will be increased by equal corresponding amounts. Over time, changes in the present value of the liabilities will be accreted and expensed and the capitalized asset costs will be depreciated over the useful lives of the corresponding assets. Because SFAS No. 143 requires the use of interest accretion for revaluing asset retirement obligation liabilities as a result of the passage of time, associated accretion costs will be higher near the end of the fields' lives when oil and gas production and related revenues are at their lowest levels.

Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" requires that the Company calculate the retroactive impact of adopting SFAS No. 143 from the inception of its asset retirement obligations to its January 1, 2003 adoption date. APB No. 20 requires that this impact be quantified and reported as a cumulative effect of an accounting change on the earnings statement. This cumulative effect includes the catch up of SFAS No. 143 accretion expense related to the fair value of the liabilities as well as the catch up of associated depreciation expense related to the increased capital costs of the corresponding assets. The cumulative effect also includes the reversal of abandonment and restoration costs previously charged to earnings under SFAS No. 19. In addition to the impact on earnings due to the differences in applying SFAS No. 19 and SFAS No. 143 to the Company's oil and gas operations, the cumulative effect also includes the impact related to the Company's mining operations under SFAS No. 143.

In the first quarter of 2003, the Company recognized a one time after-tax charge of $83 million as the cumulative effect of an accounting change related to the adoption of SFAS No. 143. The Company also increased its accrued abandonment and restoration liabilities by $268 million and increased its net properties by $138 million on the consolidated balance sheet as a result of the adoption of SFAS 143 as of January 1, 2003.

At January 1, 2003 and March 31, 2003, the Company had accrued a total of $758 million and $762 million, respectively, in estimated abandonment and restoration costs. First quarter 2003 accretion expense of approximately $11 million pre-tax was partially offset by abandonment liability settlements completed during the period. There were no material abandonment and restoration liabilities incurred or revisions in abandonment and restoration cost estimates during the first quarter 2003. The March 31, 2003 liability amount represents approximately one-half of the Company's determinable abandonment and restoration costs, adjusted for inflation.

The Company estimates that the impact of adopting SFAS No. 143 on its 2003 operating earnings will be an incremental charge of approximately $9 million after tax.

Had the Company been required to adopt SFAS No. 143 on January 1, 2002, the estimated liability for abandonment and restoration costs using current assumptions would have been approximately $713 million and $723 million at January 1, 2002 and March 31, 2002 respectively. Pro-forma net income information for the period ended March 31, 2002 is as follows:

                                                       As              Pro-
Millions of dollars except per share amounts        Reported          Forma
--------------------------------------------       ------------    -------------

Net Income                                                 $22              $20

Earnings per Share:
  Basic                                                  $0.09            $0.08
  Diluted                                                $0.09            $0.08

SFAS No. 146: Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.

SFAS No. 148: Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." The statement provides for three methods of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation. This Statement also amended the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of the Statement were adopted in the Company's 2002 Annual Report on Form 10-K. The Company adopted the fair value recognition provisions of SFAS No. 148, on a prospective basis, effective January 1, 2003 (see note 7 for further details). This change is estimated to decrease 2003 after-tax income by approximately $5 million. When fully phased in for future grants over the next three years, the annual expense is estimated to be approximately $10 million after-tax. Adoption of the fair value recognition provisions will not have a material effect on the Company's 2003 financial position or results of operations.

FASB Interpretation No. 45: Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company has included the disclosure requirements of the Interpretation in note 13. The adoption of this Interpretation did not have a material effect on the Company's financial position or results of operations.

FASB Interpretation No. 46: Effective January 1, 2003, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation requires the consolidation of certain companies that are defined as variable interest entities. This Interpretation is effective for new variable interest entities as of February 1, 2003. The effective date for the consolidation of entities existing prior to February 1, 2003 is July 1, 2003. The Company has included the disclosure requirements of the Interpretation in this report and expects the adoption of the recognition (i.e., consolidation) requirements of the Interpretation to increase its consolidated long-term debt by approximately $320 million in the third quarter of 2003. This amount will include $242 million related to a partnership interest in which the Company currently has a minority interest liability (see note 11 for further details) and $78 million of third-party debt related to Dayabumi Salak Pratma, Ltd. ("DSPL"), an equity investee that sells electricity generated from geothermal steam in Indonesia (see note 11 for further details).

3.   Other Financial Information

During the first quarters of 2003 and 2002, approximately 25 percent and 20 percent, respectively, of total sales and operating revenues were attributable to the resale of liquids and natural gas purchased from others in connection with marketing activities. Related purchase costs are classified as expense in the crude oil, natural gas and product purchase category on the consolidated earnings statement.

Capitalized interest totaled $16 million and $9 million for the first quarters of 2003 and 2002, respectively.

Exploration expense on the consolidated earnings statement consisted of the following:

                                                          For the Three Months
                                                              Ended March 31,
                                                     ---------------------------
Millions of dollars                                          2003          2002
--------------------------------------------------------------------------------
Exploration operations                                    $    15       $    23
Geological and geophysical                                     14            11
Amortization of exploratory leases                             24            22
Leasehold rentals                                               2             3
--------------------------------------------------------------------------------
     Exploration expense                                  $    55       $    59
================================================================================

4.   Restructuring

In 2002, the Company's Gulf Region business unit, which is part of the U.S. Lower 48 operations in the Exploration and Production segment, adopted a restructuring plan that resulted in the accrual of a $19 million pre-tax restructuring charge. The charge included the estimated costs of terminating 202 employees, all of whom were terminated in 2002. At March 31, 2003, approximately $14 million of the restructuring costs had been paid and charged against the liability, leaving accrued costs of $5 million on the consolidated balance sheet at March 31, 2003. The remaining costs are expected to be paid by the end of 2003.

Also in 2002, the Company adopted a restructuring plan that resulted in the accrual of a $4 million pre-tax restructuring charge related to Exploration and Production operations in Alaska. The restructuring charge reflected the costs of terminating 46 employees, of whom 38 had been terminated, as of March 31, 2003. Approximately $1 million of the restructuring costs had been paid and charged against the liability, leaving accrued costs of $3 million on the consolidated balance sheet at March 31, 2003. The remaining costs are expected to be paid during 2003 and the first half of 2004.

5.   Income Taxes

Income taxes on earnings from continuing operations for the first quarter of 2003 were $168 million compared with $40 million first quarter of 2002. The effective income tax rate for the first quarter of 2003 was 43 percent compared with 63 percent for the first quarter of 2002. The lower effective tax rate in 2003, as compared with 2002, reflects the mix of positive domestic and foreign earnings in 2003 compared to the mix of domestic losses and foreign earnings in 2002. Foreign earnings are generally taxed at higher rates.

6.   Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for earnings from continuing operations for the three months ended March 31, 2003 and 2002:

                                                                              Earnings           Shares          Per Share
Millions except per share amounts                                            (Numerator)      (Denominator)       Amount
----------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2003
     Earnings from continuing operations                                            $ 217             258.0
         Basic EPS                                                                                                   $ 0.84
                                                                                                                ============
      Effect of dilutive securities
         Options and common stock equivalents                                                           1.5
                                                                            --------------------------------
                                                                                      217             259.5          $ 0.84
         Distributions on subsidiary trust preferred securities (after-tax)             7              12.3
                                                                            --------------------------------
         Diluted EPS                                                                $ 224             271.8          $ 0.82
                                                                                                                ============

Three months ended March 31, 2002
     Earnings from continuing operations                                             $ 22             244.2
         Basic EPS                                                                                                   $ 0.09
                                                                                                                ============
      Effect of dilutive securities
         Options and common stock equivalents                                                           1.0
                                                                            --------------------------------
         Diluted EPS                                                                   22             245.2          $ 0.09
                                                                                                                ============
         Distributions on subsidiary trust preferred securities (after-tax)             7              12.3
                                                                            --------------------------------
         Antidilutive                                                                $ 29             257.5          $ 0.11

----------------------------------------------------------------------------------------------------------------------------

Not included in the computation of diluted EPS for the three months ended March 31, 2003 and 2002, were options outstanding to purchase approximately 11 million and 5.1 million shares, respectively, of common stock. These options were not included in the computation as the exercise prices were greater than average market prices of the common shares during the respective quarters.

7.   Stock-Based Compensation

Prior to 2003, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock-based compensation. Before 2003, stock-based compensation expense recognized in the Company's consolidated earnings included expenses related to the Company's various cash incentive plans that are paid to certain employees based upon defined measures of the Company's common stock price performance and total shareholder return. In addition, the amounts also included expenses related to the Company's Pure Resources, Inc. ("Pure") subsidiary, which had its own stock-based compensation plans. Under Opinion No. 25, stock-based employee compensation cost was not recognized in earnings when stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective, January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after December 31, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                           For the Three Months
                                                               Ended March 31,
                                                        ------------------------
Millions of dollars except per share amounts                2003           2002
--------------------------------------------------------------------------------
 Net earnings
    As reported                                            $ 134           $ 22
     Add: Stock-based employee compensation expense
          included in reported net income,
          net of related tax effects
          and minority interests                               2              7
     Deduct: Total stock-based employee compensation
             expense determined under the fair value
             based method for all awards, net of
             related tax effects and minority interests       (4)           (12)
                                                        ------------------------
 Pro forma net earnings                                    $ 132           $ 17
                                                        ========================
 Net earnings per share:
    Basic - as reported                                   $ 0.52         $ 0.09
    Basic - pro forma                                     $ 0.51         $ 0.07
    Diluted - as reported                                 $ 0.52         $ 0.09
    Diluted - pro forma                                   $ 0.51         $ 0.07

8.   Comprehensive Income

The Company's comprehensive income was:

                                                           For the Three Months
                                                               Ended March 31,
                                                         -----------------------
Millions of dollars                                          2003          2002
--------------------------------------------------------------------------------
   Net earnings                                             $ 134          $ 22
   Change in unrealized loss
         on hedging instruments (a)                           (10)          (20)
   Reclassification adjustment for settled
         hedging contracts (b)                                  7             6
   Unrealized foreign currency translation adjustments         46            (3)
--------------------------------------------------------------------------------
Total comprehensive income                                  $ 177           $ 5
================================================================================

(a) Net of tax effect of:                                      (6)          (12)
(b) Net of tax effect of:                                       4             3

9.   Cash and Cash Equivalents

                                            At March 31,         At December 31,
                                        ----------------------------------------
Millions of dollars                                 2003                 2002
--------------------------------------------------------------------------------
Cash                                              $   157              $    58
Time deposits                                         131                  110
Restricted cash                                         1                    -
Marketable securities                                  67                    -
--------------------------------------------------------------------------------
     Cash and cash equivalents                    $   356              $   168
================================================================================

The marketable securities at March 31, 2003 reflect the Company's short-term investment in a money market fund which invests in U.S. Treasury and other U.S. government agency obligations plus high quality bonds and commercial paper obligations of domestic corporations. The fund is rated "AAA" by Moody's Investors Service, Inc. and Standard & Poor's Ratings Services.

10.  Long Term Debt and Credit Agreements

During the first three months of 2003, the Company's consolidated debt, including the current portion, decreased by $84 million. The Company retired $89 million in 9.25% debentures which matured during the first quarter and paid down $10 million of medium-term notes which matured during the quarter. These decreases were partially offset by a $15 million increase in the Company's 3-year $295 million Canadian dollar-denominated non-revolving credit facility. At March 31, 2003, the borrowings under the credit facility translated to $201 million, using applicable foreign exchange rates.

11.   Variable Interest Entities

In 1999, the Company contributed fixed-price overriding royalty interests from its working interest shares in certain oil and gas producing properties in the Gulf of Mexico to Spirit Energy 76 Development, L.P. ("Spirit LP"), a limited partnership. In exchange for its overriding royalty contributions, valued at $304 million, the Company received an initial general partnership interest in Spirit LP of approximately 55 percent. An unaffiliated investor contributed $250 million in cash to the partnership in exchange for an initial limited partnership interest of approximately 45 percent. The Company consolidates this partnership. The fixed-price overrides are subject to economic limitations of production from the affected fields. The limited partner is entitled to receive a priority allocation of profits and cash distributions. The limited partner's share has a maximum term of 20 years, but may terminate in 2005 under certain conditions. If the Company's credit rating falls below Ba1 or BB+, then the priority return to the limited partner increases by two percent and the Company would have to provide cash collateral or a letter of credit for the $250 million. Almost all the minority interests in earnings are paid out to the limited partner as cash distributions. The minority interest on the Company's consolidated balance sheet related to this transaction was approximately $252 million at March 31, 2003. The primary purpose of this transaction was to raise capital. In the third quarter of 2003, FASB Interpretation No. 46 will require that the Company consolidate the unaffiliated investor (see note 2). This is expected to result in a reclassification of $242 million from minority interests to long-term debt on the Company's consolidated balance sheet. At March 31, 2003, the Company's maximum exposure to loss as a result of its involvement with Spirit Energy 76 Development, L.P. was approximately $251 million.

DSPL is a special purpose company formed for the purpose of building and operating a geothermal energy fueled power generating facility in Indonesia. Under a long-term electricity sales contract, this entity provides power to the Indonesian state-owned electricity company, PT. PLN (Persero) ("PLN"). Unocal Geothermal of Indonesia, Ltd. ("UGI") owns a 50 percent interest in DSPL and is under contract to administer DSPL operations. DSPL has no employees of its own. DSPL had loans and notes payable totaling $85 million at March 31, 2003. DSPL's debt obligations are non-recourse to UGI and to the Company, as neither entity has guaranteed these obligations. Effective in the third quarter of 2003, FASB Interpretation No. 46 (see note 2 for further details), will require the Company to consolidate DSPL, resulting in the reporting of the $78 million as long-term debt on the consolidated balance sheet at that time. At March 31, 2003, the Company's maximum exposure to loss as a result of its involvement with DSPL was approximately $100 million.

12.  Accrued Abandonment, Restoration and Environmental Liabilities

Effective January 1, 2003, the Company adopted SFAS No. 143 which increased its accrued abandonment and restoration liabilities by $268 million (see note 2). At March 31, 2003, the Company had accrued $762 million in estimated abandonment and restoration costs as liabilities. This amount represented approximately one-half of the Company's determinable abandonment and restoration costs, adjusted for inflation. Accretion expense for the first quarter was approximately $11 million pre-tax (see note 2). There were no material abandonment and restoration liabilities incurred or settled during the first quarter.

The Company's reserve for environmental remediation obligations at March 31, 2003 totaled $249 million, of which $131 million was included in current liabilities. This compared with $245 million at December 31, 2002, of which $113 million was included in current liabilities.

13.  Commitments and Contingencies

The Company has contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax, guarantees and other matters, certain of which are discussed more specifically below. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based on developments to date, the Company's estimates of the outcomes of these matters and its experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which could have a material effect on the Company's future results of operations and financial condition or liquidity.

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

As disclosed in note 12, at March 31, 2003, the Company had accrued $249 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable and reasonably estimable. The Company may also incur additional liabilities in the future at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to the stage where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $215 million. The amount of such possible additional costs reflects the aggregate of the high ends of the ranges of costs of feasible alternatives identified by the Company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because there are sites where the Company is not yet in a position to estimate all, or in some cases any, possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, and in some cases could change substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties.

The accrued costs and the possible additional costs are shown below for four categories of sites:

                                                            At March 31, 2003
                                                    ----------------------------
                                                                        Possible
                                                                      Additional
Millions of dollars                                       Reserve         Costs
--------------------------------------------------------------------------------
   Superfund and similar sites                              $ 17           $ 10
   Active Company facilities                                  34             25
   Company facilities sold with retained liabilities
     and former Company-operated sites                       102             80
   Inactive or closed Company facilities                      96            100
--------------------------------------------------------------------------------
      Total                                                $ 249          $ 215
================================================================================

The time frames over which the amounts included in the reserve may be paid extend from the near term to several years into the future. The sites included in the above categories are in various stages of investigation and remediation; therefore, the related payments against the existing reserve will be made in future periods. Also, some of the work is dependent upon reaching agreements with regulatory agencies and/or other third parties on the scope of remediation work to be performed, who will perform the work, the timing of the work, who will pay for the work and other factors that may have an impact on the timing of the payments for amounts included in the reserve. For some sites, the remediation work will be performed by other parties, such as the current owners of the sites, and the Company has a contractual agreement to pay a share of the remediation costs. For these sites, the Company generally has less control over the timing of the work and consequently the timing of the associated payments. Based on available information, the Company estimates that the majority of the amounts included in the reserve will be paid within the next three to five years.

At the sites where the Company has contractual agreements to share remediation costs with third parties, the reserve reflects the Company's estimated shares of those costs. In many of the oil and gas sites, remediation cost sharing is included in joint venture agreements that were made with third parties during the original operation of the sites. In many cases where the Company sold facilities or a business to a third party, sharing of remediation costs for those sites may be included in the sales agreement.

Contamination at the sites of the "Superfund and similar sites" category was the result of the disposal of substances at these sites by one or more PRPs. Contamination of these sites could be from many sources, of which the Company may be one. The Company has been notified that it is a PRP at the sites included in this category. At the sites where the Company has not denied liability, the Company's contribution to the contamination at these sites was primarily from operations identified below.

The "Active Company facilities" category includes oil and gas fields and mining operations. The oil and gas sites are primarily contaminated with crude oil, oil field waste and other petroleum hydrocarbons. Contamination at the active mining sites was principally the result of the impact of mined material on the groundwater and/or surface water at these sites.

The "Company facilities sold with retained liabilities and former Company-operated sites" and "Inactive or closed Company facilities" categories include former Company refineries, transportation and distribution facilities and service stations. The required remediation of these sites is mainly for petroleum hydrocarbon contamination as the result of leaking tanks, pipelines or other equipment or impoundments that were used in these operations. Also, included in these categories are former oil and gas fields that the Company no longer operates. In most cases, these sites are contaminated with crude oil, oil field waste and other petroleum hydrocarbons. Contamination at other sites in these categories of sites was the result of former industrial chemical and polymers manufacturing and distribution facilities, agricultural chemical retail businesses and ferromolybdenum production operations.

Superfund and similar sites - Included in this category of sites are:

    o    The McColl site in Fullerton, California
    o    The Operating Industries site in Monterey Park, California
    o    The Casmalia Waste site in Casmalia, California

At March 31, 2003, Unocal had received notifications from the U.S. Environmental Protection Agency ("EPA") that the Company may be a PRP at 22 sites and may share certain liabilities at these sites. Of the total, two sites are under investigation and/or litigation and the Company's potential liability is not presently determinable and for one site the Company has denied responsibility. Of the remaining 19 sites, where the Company has concluded that liability is probable and to the extent costs can be reasonably estimated, a reserve of $13 million has been established for future remediation and settlement costs.

Various state agencies and private parties had identified 18 other similar PRP sites. Two sites are under investigation and/or litigation and the Company's potential liability is not presently determinable and for one site, the Company has denied responsibility. At two sites the Company's potential liability appears to be de minimis. Where the Company has concluded that liability is probable and to the extent costs can be reasonably estimated at the remaining 13 sites, a reserve of $4 million has been established for future remediation and settlement costs.

The sites discussed above exclude 121 sites where the Company's liability has been settled, or where the Company has no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

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

Active Company facilities - Included in this category are:

    o The Molycorp molybdenum mine in Questa, New Mexico
    o The Molycorp lanthanide facility in Mountain Pass, California
    o Alaska oil and gas properties

The Company has a reserve of $34 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. The Company made payments of $4 million for this category of sites in the first quarter of 2003.

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

In each sale, the Company retained a contractual remediation or indemnification obligation and is responsible only for certain environmental problems that resulted from operations prior to the sale. The reserve represents estimated future costs for remediation work: identified prior to the sale of these sites; included in negotiated agreements with the buyers of these sites where the Company retained certain levels of remediation liabilities; and/or identified in subsequent claims made by buyers of the properties. Former Company-operated sites include service stations, distribution facilities and oil and gas fields that were previously operated but not owned by the Company.

The Company has an aggregate reserve of $102 million for this group of sites. Payments of $4 million were made during the first three months of 2003 for sites in this category.

Inactive or closed Company facilities - The major sites in this category are:

    o The Guadalupe oil field on the central California coast
    o The Molycorp Washington and York facilities in Pennsylvania
    o The Beaumont Refinery in Texas.

A reserve of $96 million has been established for these types of facilities. In the first quarter of 2003, provisions of $11 million were recorded for the "Inactive or closed Company facilities" category of sites, primarily for remediation projects at the Company's former refinery in Beaumont, Texas. The Company has been working with the Texas Commission on Environmental Quality
(TCEQ) to develop plans for closing impoundments used in the site's former operations and for other remediation projects. In the first quarter, the Company recorded a provision for the revised estimated costs of the impoundment closure plan based on the TCEQ initial draft permit that was issued in the first quarter. In the first quarter of 2003, $3 million in payments were made for sites in this category.

The Company is subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, the Resource Conservation and Recovery Act ("RCRA") and laws governing low level radioactive materials. Under these laws, the Company is subject to existing and/or possible obligations to remove or mitigate the environmental effects of the disposal or release of certain chemical, petroleum and radioactive substances at various sites. Corrective investigations and actions pursuant to RCRA and other federal, state and local environmental laws are being performed at the Company's facility in Beaumont, Texas, a former agricultural chemical facility in Corcoran, California, and Molycorp's facility in Washington, Pennsylvania. In addition, Molycorp is required to decommission its Washington and York facilities in Pennsylvania pursuant to the terms of their respective radioactive source materials licenses and decommissioning plans.

The Company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities and for decommissioning costs at facilities that are under radioactive source materials licenses. Pursuant to a 1998 settlement agreement between the Company and the State of California (and the subsequent stipulated judgment entered by the Superior Court), the Company must provide financial assurance for anticipated costs of remediation activities at its inactive Guadalupe oil field. Also, pursuant to a 1995 settlement agreement between Molycorp and the California Department of Toxic Substances Control (and subsequent final judgment entered by the Superior Court), the Company must provide financial assurance for anticipated costs of disposing of certain wastes, as well as closing facilities associated with the handling of those wastes, at Molycorp's Mountain Pass, California, facility. At March 31, 2003, amounts in the remediation reserve for these facilities totaled $101 million, as included in the previously discussed "Active Company Facilities" and "Inactive or closed Company facilities" categories. At those sites where investigations or feasibility studies have advanced to the stage of analyzing alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $70 million. Although any possible additional costs for these sites are likely to be incurred at different times and over a period of many years, the Company believes that these obligations could have a material adverse effect on the Company's results of operations but are not expected to be material to the Company's consolidated financial condition or liquidity.

The total environmental remediation reserve recorded on the consolidated balance sheet represents the Company's estimates of assessment and remediation costs based on currently available facts, existing technology and presently enacted laws and regulations. The remediation cost estimates, in many cases, are based on plans recommended to the regulatory agencies for approval and are subject to future revisions. The ultimate costs to be incurred could exceed the total amounts reserved. The reserve will be adjusted as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties. Therefore, amounts reserved may change substantially in the near term.

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

Certain Litigation and Claims

City of Santa Monica MTBE Lawsuit: In 2000, the City of Santa Monica, California (the "City") sued Shell Oil Company and other oil companies, including the Company, for contamination with methyl tertiary butyl ether ("MTBE") and a related chemical, tertiary butyl alcohol ("TBA"), of water pumped from the City's Charnock wellfield (City of Santa Monica v. Shell Oil Company et al. California Superior Court, Orange County, Case No. 01CC04331). The City alleges that releases from sites owned by Shell, ChevronTexaco Corporation and ExxonMobil Corporation caused the wellfield to be shut down, and that releases from sites owned by Unocal subsequently impacted the wellfield. In 2001, Shell filed a cross-complaint against the Company and other oil companies, seeking the recovery of the funds it has expended to respond to the contamination. Further proceedings on this cross-complaint remain stayed.

In November 2002, the City, ChevronTexaco and ExxonMobil entered into a settlement (the "Chevron-Exxon Settlement"), subject to court approval, under which the two companies would pay the City $30 million and construct and operate a water treatment plant. The City's expert has estimated that the cost of treatment plant construction and operation could exceed $500 million, but other experts estimate the cost of aquifer restoration at $33 million. The Company, Tosco Corporation (now part of Conoco Phillips) and other defendants, but not the Shell defendants, had been invited to participate in this settlement on terms which would have involved the Company paying the City $7.5 million and contributing to the costs of the treatment plant. Neither the Company nor the other invited defendants elected to participate on these terms and in March 2003, the Company, BP (named in the suit as "ARCO") and Ultramar filed a joint opposition to the Chevron-Exxon Settlement.

The court held a hearing on March 24, 2003 to consider approval of the settlement and its value as a credit against future recoveries from non-settling parties, which the settling parties have proposed at $40 million. The court took the matter under submission but expressed concern that the provision allowing ChevronTexaco and ExxonMobil to "veto" a settlement by other parties was improper. ARCO has announced that it settled with the City for $9,750,000 and has withdrawn its objections to the Chevron-Exxon settlement. Unocal and Ultramar were offered settlements at the same amount as ARCO. Unocal has rejected that offer but is seeking good faith negotiations with the City. The City has agreed, but no date for such negotiations has been set.

Based on a rigorous technical analysis of the data, the Company believes it has strong defenses to the allegations in the complaint, including the lack of evidence that its former service stations or activities are responsible for any contamination that has reached or threatens the wellfield. The Company also believes it has certain available defenses that the settling defendants and others may not have due to tolling agreements they entered into with the City; and, unlike the Shell defendants and the settling defendants, the Company is neither the object of punitive damages claims nor a cause of the wellfield's being originally shut down. The Company is also subject to potential partial responsibility for MTBE or TBA contamination in the wellfield arising from certain operations in the area of the Company's former gasoline marketing business that was sold in 1997, and is subject to potential liability, under a products liability theory, for gasoline it manufactured or sold that was ultimately distributed to area facilities operated by others. The Company's current analysis does not indicate any such liabilities are likely to be significant.

For several years prior to the City's suit, the EPA and the California Regional Water Quality Control Board have asserted jurisdiction over contamination of groundwater potentially affecting the wellfield, and these agencies have issued a number of orders under RCRA and state law to the Shell defendants and the other defendant oil companies, including the Company, with respect to both investigation of individual facilities and regional contamination, and requiring replacement of water lost to the City, which Shell is currently providing. In January 2003, the EPA Regional Administrator for Region IX wrote to the settling parties advising that it intended to issue a unilateral order to all parties whose releases have been demonstrated to contribute to contamination in the Charnock Sub-Basin ordering cleanup of MTBE and TBA "hot spots", unless a settlement in principle among all concerned parties is reached by March 31, 2003. The EPA also intends to defer to the City of Santa Monica's request to select and implement a wellhead treatment system. The Company received a copy of this letter. The Company has submitted to these agencies several technical analyses, which it believes demonstrate that its sites are not a part of any regional contamination problem, but, rather, present, at the most, localized issues which the Company, under agency oversight, has been successfully resolving.

Agrium Litigation: In June 2002, a lawsuit was filed against the Company by Agrium Inc., a Canadian corporation, and Agrium U.S. Inc., its U. S. subsidiary, in the Superior Court of the State of California for the County of Los Angeles (Agrium U.S. Inc. and Agrium Inc. v. Union Oil Company of California, Case No. BC275407) (the "Agrium Claim"). Simultaneously, the Company filed suit against the Agrium entities ("Agrium") in the U.S. District Court for the Central District of California (Union Oil Company of California v. Agrium, Inc., Case No. 02-04518 NM) (the "Company Claim").
The Company subsequently removed the Agrium Claim to the U.S. District Court for the Central District of California (Case No. 02-04769 NM). The federal court has since remanded the Agrium Claim to the California Superior Court. In addition, The Company has initiated arbitration concerning the Gas Purchase and Sale Agreement ("GPSA") between the Company and Agrium U.S. Inc. (AAA Case No. 70 198 00539 02) (the "Arbitration").

The Agrium Claim alleges numerous causes of action relating to Agrium's purchase from the Company of a nitrogen-based fertilizer plant on the Kenai Peninsula, Alaska, in September 2000. The primary allegations involve the Company's obligation to supply natural gas to the plant pursuant to the GPSA. Agrium alleges that the Company misrepresented the amount of natural gas reserves available for sale to the plant as of the closing of the transaction and that the Company has failed to develop additional natural gas reserves for sale to the plant. Agrium also alleges that the Company misrepresented the condition of the general effluent sewer at the plant and made misrepresentations regarding other environmental matters.

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

In the Company Claim, the Company seeks declaratory relief in its favor against the allegations of Agrium set forth above and for judgment on the Retained Earnout in the amount of $17 million plus interest accrued subsequent to May 2002.

The GPSA contains a contractual limit on liquidated damages of $25 million per year, not to exceed a total of $50 million over the life of the agreement. In addition, the agreement for the sale of the plant (the "PSA") contains a limit on damages of $50 million. The Company believes it has a meritorious defense to each of the Agrium claims, but that in any event its exposure to damages for all disputes is limited by the agreements. Agrium alleges that it is entitled to recover damages in excess of those amounts.

The Company believes that certain portions of its disputes with Agrium are subject to binding arbitration under the terms of the GPSA. The Company initiated the Arbitration to determine the amount and delivery rate of the remaining gas supply available under that agreement. Agrium claims the dispute resolution provisions of the PSA supersede the arbitration provisions of the GPSA.

In January 2003, the state court ordered that the arbitration issues should be combined in the litigation but the scope of the court's order is unclear. Agrium has filed a motion to clarify the order with respect to the Arbitration. The Company is appealing the order and has filed a motion to stay discovery pending resolution of that appeal. The parties have agreed in principle to postpone the Arbitration, pending resolution of the appeal. Discovery is now proceeding.

Petrobangla Claim: In July 2002, the Company's subsidiary Unocal Bangladesh Blocks Thirteen and Fourteen, Ltd. ("Unocal Blocks 13 and 14 Ltd.") received a letter from the Bangladesh Oil, Gas & Mineral Corporation ("Petrobangla") claiming, on behalf of the Bangladesh government and Petrobangla, compensation allegedly due in the amount of $685 million for 246 BCF of recoverable natural gas allegedly "lost and damaged" in a 1997 blowout and ensuing fire during the drilling by Occidental Petroleum Corporation (known at that time in Bangladesh as Occidental of Bangladesh Ltd.) ("OBL"), as operator, of the Moulavi Bazar #1 ("MB #1") exploration well on the Blocks 13 and 14 PSC area in Northeast Bangladesh. The Company and OBL believe that the claim vastly overstates the amount of recoverable gas involved in the blowout.

Consistent with worldwide industry contracting practice, there was no provision in the PSC for compensating the Bangladesh government or Petrobangla for resources lost during the contractors' operations. Even if some form of compensation were due, the Company and OBL believe that settlement compensation for the blowout was fully addressed in a 1998 Supplemental Agreement to the PSC, which, among other matters, waived OBL's then 50-percent contractor's share (as well as the then 50-percent contractor's share held by the Company's Unocal Bangladesh, Ltd., subsidiary) of entitlement to the recovery of costs incurred in the blowout, waived their right to invoke force majeure in connection with the blowout, and reduced by five percentage points their contractors' profit share (with a concomitant increase in Petrobangla's profit share) of future production from the sands encountered by the MB #1 well to a drill depth of 840 meters or, if the blowout sand reservoir were not deemed commercial, from other commercial fields in the Moulavi Bazar "ring-fenced" area of Block 14. Consequently, the Company and OBL consider the matter closed and Unocal Blocks 13 and 14 Ltd. has advised Petrobangla that no additional compensation is warranted.

Nuevo Energy Claim: In March 2003, the Company received a letter from Nuevo Energy Company regarding a contingent payment for the year 2002 owed by Nuevo to the Company under the terms of the 1996 Asset Purchase Agreement pursuant to which Nuevo purchased substantially all of the Company's operating California oil and gas properties. Notwithstanding that Nuevo had notified the Company in January 2003 of its estimate of the payment for 2002, Nuevo now claims that the long-standing calculation methodology for this payment was incorrect, that no payment should be due for 2002, and that the payment made for 2001 should be refunded. The Company disputes Nuevo's new position and expects to commence litigation in the event that the 2002 payment is not received. The potential cash exposure to the Company is $27 million.

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

Guarantees Related to Assets or Obligations of Third Parties

The Company has agreed to indemnify certain third parties for particular future remediation costs that may be incurred for properties held by these parties. The guarantees were established when the Company either leased property from or sold property to these third parties. The properties may or may not have been contaminated by various Company operations. Where it has been or will be determined that the Company is responsible for contamination, the guarantees require the Company to pay the costs to remediate the sites to specified cleanup levels or to levels that will be determined in the future.

The maximum potential amount of future payments that the Company could be required to make under these guarantees is indeterminate primarily due to the following: the indefinite term of the majority of these guarantees; the unknown extent of possible contamination; uncertainties related to the timing of the remediation work; possible changes in laws governing the remediation process; the unknown number of claims that may be made; changes in remediation technology; and the fact that most of these guarantees lack limitations on the maximum potential amount of future payments.

The Company has accrued probable and reasonably estimable assessment and remediation costs for the locations covered under these guarantees. These amounts are included in the "Company facilities sold with retained liabilities and former Company-operated sites" category of the Company's reserve for environmental remediation obligations. At March 31, 2003, the reserve for this category totaled $102 million. For those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $80 million. See the discussion elsewhere in this footnote for additional information regarding this category.

The Company has guaranteed the debt of certain joint ventures accounted for by the equity method. The majority of this debt matures evenly through the year 2014. The maximum potential amount of future payments the Company could be required to make is approximately $21 million.

In the ordinary course of business, the Company has agreed to indemnify cash deficiencies for certain domestic pipeline joint ventures, which the Company accounts for on the equity method. These guarantees are considered in the Company's analysis of overall risk. Since most of these agreements do not contain spending caps, it is not possible to quantify the amount of maximum payments that may be required. Nevertheless, the Company believes the payments would not have a material adverse impact on its financial condition or liquidity.

Financial Assurance for Unocal Obligations

In the normal course of business, the Company has performance obligations which are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily cover self-insurance, site restoration, dismantlement and other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by the Company if drawn upon. At March 31, 2003, the Company had obtained various surety bonds for approximately $220 million. These surety bonds included a bond for $90 million securing the Company's performance under a fixed price natural gas sales contract for the delivery of 72 billion cubic feet of gas over a ten-year period that began in January of 1999 and will end in December of 2008 and approximately $130 million in various other routine performance bonds held by local, city, state and federal agencies. The Company also had obtained approximately $33 million in standby letters of credit at March 31, 2003. The Company has entered into indemnification obligations in favor of the providers of these surety bonds and letters of credit. In addition, the Company has various other guarantees for approximately $550 million. Guarantees for approximately $333 million of this amount would require the Company to obtain a surety bond or a letter of credit or establish a trust fund if its credit rating were to drop below investment grade--that is BBB- or Baa3 from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively. Approximately $250 million of the surety bonds, letters of credit and other guarantees that the Company is required to obtain or issue reflect obligations that are already included on the consolidated balance sheet in other current liabilities and other deferred credits. The surety bonds, letters of credit and other guarantees may also reflect some of the possible additional remediation liabilities discussed earlier in this note.

Approximately $134 million of the $550 million in guarantees mentioned in the previous paragraph represents financial assurance given by the Company on behalf of its Molycorp subsidiary relating to permits covering operations and discharges from its Questa, New Mexico, molybdenum mine. The Company's financial assurance is for the completion of temporary closure plans (required only upon cessation of operations) and other obligations required under the terms of the permits. The costs associated with the financial assurance are based on estimations provided by agencies of the state of New Mexico.

Other matters

The Company has a lease agreement relating to its Discoverer Spirit deepwater drillship, with a remaining term of approximately two and a half years at March 31, 2003. The drillship has a current minimum daily rate of approximately $224,000. The future remaining minimum lease payment obligation was approximately $200 million at March 31, 2003.

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

14.  Financial Instruments and Commodity Hedging

Fair values of debt and other long-term instruments - The estimated fair value of the Company's long-term debt at March 31, 2003, including the current portion, was approximately $3,296 million. The fair value was based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

The estimated fair value of Unocal Capital Trust's 6 1/4 % convertible preferred securities was approximately $506 million at March 31, 2003. The fair value was based on the closing trading price of the preferred securities on March 31, 2003.

Commodity hedging activities - The Company uses hydrocarbon derivatives to mitigate its overall exposure to fluctuations in hydrocarbon commodity prices. During the three months ended March 31, 2003, the amount of the ineffectiveness for both cash flow and fair value hedges was immaterial. At March 31, 2003, the Company had approximately $25 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future commodity sales for the period beginning April 2003 through October 2004. Of this amount, approximately $20 million in after-tax losses are expected to be reclassified to the consolidated earnings statement during the next twelve months.

Foreign currency contracts - At March 31, 2003, the Company had approximately $1 million of after-tax deferred gains in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future foreign currency denominated payment obligations through December 2003. All of this amount is expected to be reclassified to the consolidated earnings statement during the next twelve months.

Interest rate contracts - The Company enters into interest rate swap contracts to manage its debt with the objective of minimizing the volatility and magnitude of the Company's borrowing costs. The Company may also enter into interest rate option contracts to protect its interest rate positions, depending on market conditions. At March 31, 2003, the Company had approximately $24 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges of interest rate exposures through September 2012. Of this amount, $3 million in after-tax losses are expected to be reclassified to the consolidated earnings statement during the next twelve months.

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

15.  Supplemental Condensed Consolidating Financial Information

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

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Three months ended March 31, 2003
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                           $ -      $ -     $ 512          $ 1,690         $ (427)       $ 1,775
Interest, dividends and miscellaneous income             -        8        11                2            (10)            11
Gain on sales of assets                                  -        -        (9)              12              -              3
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                     -        8       514            1,704           (437)         1,789
Costs and other deductions
Purchases, operating and other expenses                  2        -       282            1,211           (427)         1,068
Depreciation, depletion and amortization                 -        -       106              154              -            260
Dry hole costs                                           -        -        52               19              -             71
Interest expense                                         8        -        30               10            (10)            38
Distributions on convertible preferred securities        -        8         -                -              -              8
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                  10        8       470            1,394           (437)         1,445

Equity in earnings of subsidiaries                     142        -       211                -           (353)             -
Earnings from equity investments                         -        -         3               40              -             43
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests               132        -       258              350           (353)           387
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                            (2)       -        31              139              -            168
Minority interests                                       -        -         -                2              -              2
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                    134        -       227              209           (353)           217
Earnings from discontinued operations                    -        -         -                -              -              -
Cumulative effects of accounting changes                 -        -       (85)               2              -            (83)
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                   $ 134      $ -     $ 142            $ 211         $ (353)         $ 134
=============================================================================================================================

                                      -20-

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Three months ended March 31, 2002
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                           $ -      $ -     $ 209            $ 992         $ (166)       $ 1,035
Interest, dividends and miscellaneous income             -        8         7                5             (8)            12
Gain (loss) on sales of assets                           -        -        13              (11)             -              2
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                     -        8       229              986           (174)         1,049
Costs and other deductions
Purchases, operating and other expenses                  2        -       227              645           (162)           712
Depreciation, depletion and amortization                 -        -        87              137              -            224
Dry hole costs                                           -        -        15               13              -             28
Interest expense                                         8        -        43                9             (9)            51
Distributions on convertible preferred securities        -        8         -                -              -              8
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                  10        8       372              804           (171)         1,023

Equity in earnings of subsidiaries                      32        -       128                -           (160)             -
Earnings from equity investments                         -        -         -               37              -             37
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                22        -       (15)             219           (163)            63
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                            (2)       -       (47)              89              -             40
Minority interests                                       -        -         -                2             (1)             1
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                     24        -        32              128           (162)            22
Earnings from discontinued operations                    -        -         -                -              -              -
Cumulative effects of accounting changes                 -        -         -                -              -              -
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                    $ 24      $ -      $ 32            $ 128         $ (162)          $ 22
=============================================================================================================================

                                      -21-

CONDENSED CONSOLIDATED BALANCE SHEET
At March 31, 2003
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                      $    -  $   -     $    53      $    303       $       -      $    356
   Accounts and notes receivable - net                53      -         263           880             (80)        1,116
   Inventories                                         -      -          12            79               -            91
   Other current assets                                1      -         110            36               -           147
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                            54      -         438         1,298             (80)        1,710
Investments and long-term receivables - net        4,694      -       4,709           949          (9,314)        1,038
Properties - net                                       -      -       2,229         5,885               -         8,114
Other assets including goodwill                        3    541         234           514            (786)          506
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                $4,751  $ 541     $ 7,610      $  8,646       $ (10,180)     $ 11,368
=============================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                               $    -  $   -     $   298      $    865       $     (53)     $  1,110
   Current portion of long-term debt
         and capital leases                            -      -           -             6               -             6
   Other current liabilities                          51      3         341           387             (29)          753
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                       51      3         639         1,258             (82)        1,869
Long-term debt and capital leases                      -      -       2,321           597               -         2,918
Deferred income taxes                                  -      -        (145)          776               -           631
Accrued abandonment, restoration
   and environmental liabilities                       -      -         437           441               -           878
Other deferred credits and liabilities               541      -         445           636            (776)          846
Minority interests                                     -      -           -           315             (40)          275

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent debentures   -    522           -             -               -           522

Stockholders' equity                               4,159     16       3,913         4,623          (9,282)        3,429
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity  $4,751  $ 541     $ 7,610      $  8,646       $ (10,180)     $ 11,368
=============================================================================================================================

                                      -22-

CONDENSED CONSOLIDATED BALANCE SHEET
At December 31, 2002
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                      $    -  $   -     $   (18)     $    186       $        -     $    168
   Accounts and notes receivable - net                54      -         276           738              (74)         994
   Inventories                                         -      -          10            87                -           97
   Other current assets                                1      -          85            30                -          116
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                            55      -         353         1,041              (74)       1,375
Investments and long-term receivables - net        4,562      -       4,513           960           (8,991)       1,044
Properties - net                                       -      -       2,255         5,624                -        7,879
Other assets including goodwill                        3    541         272           (12)            (342)         462
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                $4,620  $ 541     $ 7,393      $  7,613       $   (9,407)    $ 10,760
=============================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                               $   -   $   -     $   290      $    788       $      (54)    $  1,024
   Current portion of long-term debt
         and capital leases                           -       -           -             6                -            6
   Other current liabilities                          44      3         120           455              (20)         602
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                       44      3         410         1,249              (74)       1,632
Long-term debt and capital leases                      -      -       2,418           584                -        3,002
Deferred income taxes                                  -      -        (116)          709                -          593
Accrued abandonment, restoration
   and environmental liabilities                       -      -         320           302                -          622
Other deferred credits and liabilities               541      -         424           184             (333)         816
Minority interests                                     -      -           -           313              (38)         275

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent debentures   -    522           -             -                -          522

Stockholders' equity                               4,035     16       3,937         4,272           (8,962)       3,298
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity  $4,620  $ 541     $ 7,393      $  7,613       $   (9,407)    $ 10,760
=============================================================================================================================

                                      -23-

CONDENSED CONSOLIDATED CASH FLOWS
For the Three Months Ended March 31, 2003
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities              $   51  $   -     $   221      $    413          $     -       $  685

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                        -      -        ( 95)         (334)               -         (429)
   Proceeds from sales of assets
      and discontinued operations                      -      -          42            24                -           66
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                  -      -         (53)         (310)               -         (363)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt and capital leases         -      -         (97)           13                -          (84)
   Dividends paid on common stock                    (52)     -           -             -                -          (52)
   Minority interests                                  -      -           -            (2)               -           (2)
   Other                                               1      -           -             3                -            4
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities  (51)     -         (97)           14                -         (134)
-----------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                  -      -          71           117                -          188
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period       -      -         (18)          186                -          168
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $    -  $   -     $    53       $   303          $     -        $ 356
=============================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
For the Three Months Ended March 31, 2002
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities              $   36  $   -     $ ( 192)     $    427          $     -       $  271

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                        -      -        ( 98)         (292)               -         (390)
   Proceeds from sales of assets
      and discontinued operations                      -      -           3            27                -           30
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                  -      -         (95)         (265)               -         (360)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt and capital leases         -      -         376          (100)               -          276
   Dividends paid on common stock                    (49)     -           -             -                -          (49)
   Minority interests                                  -      -           -            (2)               -           (2)
   Other                                              14      -          (2)            -                -           12
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities  (35)     -         374)         (102)               -          237
-----------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                  1      -          87            60                -          148
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period       -      -          62           128                -          190
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $    1  $   -     $   149       $   188          $     -        $ 338
=============================================================================================================================

16.  Segment Data

The Company's reportable segments are: Exploration and Production, Trade, Midstream, and Geothermal and Power Operations. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate, carbon and minerals and activities relating to businesses that were sold, are included under the Corporate and Other heading.

Segment Information                                                       Exploration & Production                   Trade
For the Three Months                                            North America                 International
ended March 31, 2003
Millions of dollars                               U.S. Lower 48      Alaska      Canada     Far East    Other
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                                $ 161         $ 66       $ 58       $ 309    $ 53          $ 920
Other income (loss) (a)                                       3            -          -           -       -             (1)
Inter-segment revenues                                      388            -         38          91       -              -
---------------------------------------------------------------------------------------------------------------------------
Total                                                       552           66         96         400      53            919

Earnings from equity investments                              3            -          -           9       4              1

Earnings (loss) from continuing operations                  111           15         24         121      21             (9)
Earnings from discontinued operations                         -            -          -           -       -              -
Cumulative effects of accounting changes (b)                 11          (43)         4          13       -              -
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         122          (28)        28         134      21             (9)
---------------------------------------------------------------------------------------------------------------------------
Assets (at March 31, 2003)                                3,333          336      1,243       2,934     868            385
---------------------------------------------------------------------------------------------------------------------------

                                          Midstream   Geothermal               Corporate & Other                     Total
                                                       & Power
                                                     Operations       Admin   Net Interest Environmental
                                                                    & General    Expense   & Litigation   Other (c)
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                   $ 141         $ 35          $ -        $ -         $ -       $ 32     $ 1,775
Other income (loss) (a)                          1            -            -          4           -          7          14
Inter-segment revenues                           2            -            -          -           -       (519)          -
---------------------------------------------------------------------------------------------------------------------------
Total                                          144           35            -          4           -       (480)      1,789

Earnings from equity investments                15            1            -          -           -         10          43

Earnings (loss) from continuing operations      18           12          (23)       (31)        (17)       (25)        217
Earnings from discontinued operations            -            -            -          -           -          -           -
Cumulative effects of accounting changes (b)    (2)           -            -          -           -        (66)        (83)
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             16           12          (23)       (31)        (17)       (91)        134
---------------------------------------------------------------------------------------------------------------------------
Assets (at March 31, 2003)                     538          530            -          -           -      1,201      11,368
---------------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Net of tax (benefit) $(48)
(c) Includes eliminations and consolidation adjustments.

Segment Information                                                       Exploration & Production                   Trade
For the Three Months                                            North America                 International
ended March 31, 2002
Millions of dollars                               U.S. Lower 48      Alaska      Canada     Far East    Other
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                                $ 114         $ 51      $ 40       $ 230    $ 23         $ 456
Other income (a)                                              3            -         -           -       -             -
Inter-segment revenues                                      166            -         -          52      20             -
---------------------------------------------------------------------------------------------------------------------------
Total                                                       283           51        40         282      43           456

Earnings (loss) from equity investments                      (1)           -         -           8       2            (1)

Earnings (loss) from continuing operations                    4           (6)       (9)         90      12             1
Earnings from discontinued operations                         -            -         -           -       -             -
Cumulative effects of accounting changes                      -            -         -           -       -             -
--------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                           4           (6)       (9)         90      12             1

Assets (at December 31, 2002)                             3,358          326     1,113       2,861     821           304
--------------------------------------------------------------------------------------------------------------------------

                                          Midstream   Geothermal               Corporate & Other                    Total
                                                       & Power
                                                     Operations      Admin   Net Interest Environmental
                                                                   & General   Expense    & Litigation   Other (b)
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                    $ 62         $ 28          $ -       $ -         $ -        $ 31     $ 1,035
Other income (a)                                 1            2            -         3           -           5          14
Inter-segment revenues                           2            -            -         -           -        (240)          -
---------------------------------------------------------------------------------------------------------------------------
Total                                           65           30            -         3           -        (204)      1,049

Earnings (loss) from equity investments         19           (3)           -         -           -          13          37

Earnings (loss) from continuing operations      19            6          (24)      (37)        (23)        (11)         22
Earnings from discontinued operations            -            -            -         -           -           -           -
Cumulative effects of accounting changes         -            -            -         -           -           -           -
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             19            6          (24)      (37)        (23)        (11)         22

Assets (at December 31, 2002)                  511          526            -         -           -         940      10,760
---------------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                      -26-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with Management's Discussion and Analysis in Item 7 of Unocal's 2002 Annual Report on Form 10-K.

                              CONSOLIDATED RESULTS

                                                           For the Three Months
                                                              Ended March 31,
                                                      --------------------------
Millions of dollars                                           2003         2002
--------------------------------------------------------------------------------
Earnings from continuing operations                          $ 217         $ 22
Earnings from discontinued operations                            -            -
Cumulative effects of accounting changes                       (83)           -
--------------------------------------------------------------------------------
Net earnings                                                 $ 134         $ 22
================================================================================

Continuing Operations

First Quarter Results: Earnings from continuing operations increased by $195 million in the first quarter of 2003 compared to the same quarter a year ago, primarily reflecting improved results from the Company's exploration and production operations, due to higher worldwide natural gas and liquids prices. Higher worldwide commodity prices increased net earnings by approximately $230 million. The Company's worldwide average realized natural gas price, including a loss of 27 cents per Mcf from hedging activities, was $3.90 per Mcf for the first quarter of 2003. This was an increase of $1.44 per Mcf, or 59 percent, from the $2.46 per Mcf, including a benefit of 9 cents per Mcf from hedging activities, realized during the first quarter of 2002. In the first quarter of 2003, the Company's worldwide average realized liquids price was $29.99 per Bbl, which was an increase of $11.13 per Bbl, or 59 percent, from the same period a year ago. The Company's hedging program lowered the average realized liquids price by 50 cents per Bbl in the first quarter of 2003 while the first quarter of 2002 included a gain of 6 cents per Bbl from hedging activities. The first quarter of 2003 included an after-tax gain of $2 million in mark-to-market accruals and realized gains/losses for non-hedge commodity derivatives recorded by the Company's Northrock Resources Ltd. ("Northrock") subsidiary, compared to an after-tax loss of $4 million in the same period a year ago. After-tax environmental and litigation expenses were $17 million in the first quarter of 2003, compared with $26 million in the same period a year ago.

These positive variance factors were partially offset by higher dry hole costs, higher DD&A rates (including asset retirement obligation accretion), higher pension related expenses and lower North America liquids production, which reduced net earnings by approximately $25 million, $20 million, $10 million and $10 million, respectively, in the first quarter of 2003 compared with the same period a year ago. North America liquids production averaged 88,000 Bbl/d in the first quarter of 2003, down from 99,000 Bbl/d a year ago. Most of the production decline was due to natural declines in existing fields in the Gulf of Mexico and the divestiture of various properties in Canada, onshore U.S. and the Gulf of Mexico.

Cumulative Effects of Accounting Changes

In the first quarter of 2003, the Company recorded a non-cash $83 million after-tax charge consisting of the cumulative effect of a change in accounting principle related to the initial adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." The Company also increased its accrued abandonment and restoration liabilities by $268 million and increased its net properties by $138 million on the consolidated balance sheet as a result of the adoption of SFAS No.143.

Revenues

Revenues from continuing operations for the first quarter of 2003 were $1.79 billion compared with $1.05 billion for the same period a year ago. The increase primarily reflected higher natural gas and liquids prices.

OPERATING HIGHLIGHTS                                     UNOCAL CORPORATION


                                                    For the Three Months
                                                        Ended March 31,
                                                 ---------------------------
                                                     2003              2002
----------------------------------------------------------------------------
North America Net Daily Production
  Liquids (thousand barrels)
     U.S. Lower 48 (a) (b)                            48                 56
     Alaska                                           22                 25
     Canada                                           18                 18
----------------------------------------------------------------------------
          Total liquids                               88                 99
  Natural gas - dry basis (million cubic feet)
     U.S. Lower 48 (a) (b)                           700                746
     Alaska                                           61                101
     Canada                                           97                 90
----------------------------------------------------------------------------
          Total natural gas                          858                937
North America Average Prices (excluding hedging activities) (c) (d)
  Liquids (per barrel)
     U.S. Lower 48                                $30.53             $18.36
     Alaska                                       $33.48             $18.61
     Canada                                       $28.44             $16.52
          Average                                 $30.77             $18.06
  Natural gas (per mcf)
     U.S. Lower 48                                $ 6.29             $ 2.23
     Alaska                                       $ 1.20             $ 1.57
     Canada                                       $ 5.64             $ 2.34
          Average                                 $ 5.83             $ 2.16
----------------------------------------------------------------------------
North America Average Prices (including hedging activities) (c) (d)
  Liquids (per barrel)
     U.S. Lower 48                                $28.97             $18.54
     Alaska                                       $33.48             $18.61
     Canada                                       $28.44             $16.52
          Average                                 $29.90             $18.17
  Natural gas (per mcf)
     U.S.  Lower 48                               $ 5.61             $ 2.47
     Alaska                                       $ 1.20             $ 1.57
     Canada                                       $ 5.33             $ 2.25
          Average                                 $ 5.25             $ 2.35
----------------------------------------------------------------------------

(a)  Includes proportional interests in production of equity investees.
(b)  Includes minority interests of :
                                         Liquids       1                  9
                                     Natural gas      10                 98
                          Barrels oil equivalent       2                 25
(c)  Excludes Trade segment margins.
(d) Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.

                                      -28-

OPERATING HIGHLIGHTS (CONTINUED)                         UNOCAL CORPORATION


                                                    For the Three Months
                                                        Ended March 31,
                                                 ---------------------------
                                                     2003              2002
----------------------------------------------------------------------------
International Net Daily Production (e)
  Liquids  (thousand barrels)
     Far East                                         55                 53
     Other (a)                                        21                 20
----------------------------------------------------------------------------
          Total liquids                               76                 73
  Natural gas - dry basis (million cubic feet)
     Far East                                        875                822
     Other (a)                                       107                 75
----------------------------------------------------------------------------
          Total natural gas                          982                897
International Average Prices (f)
  Liquids (per barrel)
     Far East                                     $29.69             $19.28
     Other                                        $32.21             $21.96
          Average                                 $30.11             $19.86
  Natural gas (per mcf)
     Far East                                     $ 2.76             $ 2.59
     Other                                        $ 2.83             $ 2.48
          Average                                 $ 2.77             $ 2.58
----------------------------------------------------------------------------
Worldwide Net Daily Production (a) (b) (e)
  Liquids  (thousand barrels)                        164                172
  Natural gas - dry basis (million cubic feet)     1,840              1,834
  Barrels oil equivalent (thousands)                 471                477

Worldwide Average Prices (excluding hedging activities) (c) (d)
  Liquids (per barrel)                            $30.49             $18.80
  Natural gas (per mcf)                           $ 4.17             $ 2.37

Worldwide Average Prices (including hedging activities) (c) (d)(f)
  Liquids (per barrel)                           $ 29.99             $18.86
  Natural gas (per mcf)                          $  3.90             $ 2.46
----------------------------------------------------------------------------

(a)  Includes proportional interests in production of equity investees.
(b)  Includes minority interests of :
                                         Liquids       1                  9
                                     Natural gas      10                 98
                          Barrels oil equivalent       2                 25
(c)  Excludes Trade segment margins.
(d) Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.
(e) International production is presented utilizing the economic interest method.
(f)  International did not have any hedging activities.

                                      -29-

Exploration and Production

The Company engages in oil and gas exploration, development and production worldwide. The results of this segment are discussed under the following two geographical breakdowns:

North America - Included in this category are the U.S. Lower 48, Alaska and Canada oil and gas operations. The emphasis of the U.S. Lower 48 operations is on the onshore, the shelf and deepwater areas of the Gulf of Mexico region and the Permian and San Juan Basins in west Texas and New Mexico. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations, excluding production from the Company's Pure Resources, Inc. ("Pure") subsidiary, is sold to the Company's Trade business segment. Natural gas produced by Northrock in Canada is also sold to the Company's Trade business segment. The remainder of U.S. Lower 48 and Canada production is sold to third parties. In Alaska, natural gas production, pursuant to agreements with the purchaser of the Company's former agricultural products business, is sold to a fertilizer plant in Nikiski, Alaska. In addition, the Company uses hydrocarbon derivative financial instruments such as futures, swaps and options to hedge portions of the Company's exposure to commodity price fluctuations.

First Quarter Results: Earnings from continuing operations were $150 million in the first quarter of 2003 compared to a loss of $11 million for the same period a year ago, which was an increase of $161 million. The increase was primarily due to higher natural gas and liquids prices, which increased net earnings by approximately $130 million and $55 million, respectively. North America's average realized natural gas price, including a loss of 58 cents per Mcf from hedging activities, was $5.25 per Mcf for the first quarter of 2003. This was an increase of $2.90 per Mcf, or 123 percent, from the $2.35 per Mcf, including a benefit of 19 cents per Mcf from hedging activities, realized during the first quarter of 2002. In the first quarter of 2003, North America's worldwide average realized liquids price was $29.90 per Bbl, which was an increase of $11.73 per Bbl, or 65 percent, from the same period a year ago. The Company's hedging program lowered the average realized liquids price by 87 cents per Bbl in the first quarter of 2003 while the first quarter of 2002 included a gain of 11 cents per Bbl from hedging activities. The first quarter of 2003 included an after-tax gain of $2 million in mark-to-market accruals and realized gains/losses for non-hedge commodity derivatives recorded by the Company's Northrock subsidiary, compared to an after-tax loss of $4 million in the same period a year ago.

These positive factors were partially offset by higher dry hole costs, lower natural gas and liquids production, and higher DD&A rates, which reduced after-tax earnings by approximately $25 million, $15 million and $10 million, respectively. Dry hole costs were higher due to the Bohr prospect located on Mississippi Canyon Block 637 in the deepwater Gulf of Mexico. North America average net daily natural gas production was 858 MMcf/d in the first quarter of 2003 compared to 937 MMcf/d in the same period a year ago, which was a decrease of 8 percent. The average net daily liquids production was 88 MBbl/d in the first quarter of 2003 compared to 99 MBbl/d in the same period a year ago, which was a decrease of 11 percent. This decrease was primarily attributable to natural declines in existing fields in the Gulf of Mexico and included the impact of about 5 MBOE/d from the divestiture of various properties in Canada, onshore U.S. and the Gulf of Mexico. Natural gas production in Alaska decreased 40 percent from a year ago due to natural declines in existing fields.

International - Unocal's International operations include oil and gas exploration and production activities outside of North America. The Company operates or participates in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan, the Democratic Republic of Congo and Brazil. International operations also include the Company's exploration activities and the development of energy projects primarily in Asia, Australia, Latin America and West Africa.

First Quarter Results: Earnings from continuing operations totaled $142 million in the first quarter of 2003 compared to $102 million in the same period a year ago, which was an increase of $40 million. The increase was due to $35 million in higher liquids prices, $10 million in higher natural gas prices and $10 million in higher natural gas production. These positive factors were partially offset by approximately $10 million in higher DD&A expense (including asset retirement obligation accretion). The average liquids price for International operations was $30.11 per Bbl in the first quarter of 2003, which was an increase of $10.25 per Bbl, or 52 percent, from the same period a year ago.

The average natural gas price for International operations was $2.77 per Mcf, which was an increase of 19 cents, or 7 percent, from the same period a year ago. Natural gas production in International operations was 982 MMcf/d in the first quarter of 2003 compared to 897 MMcf/d in the same period a year ago. This increase was primarily the result of higher demand from Thailand and Bangladesh.

TRADE

The Trade segment externally markets the majority of the Company's worldwide liquids production, excluding that of Pure, and North American natural gas production, excluding that of Pure and the Alaska business unit. It is also responsible for executing various derivative contracts on behalf of the Exploration and Production segment in order to manage the Company's exposures to commodity price changes. The Trade segment also purchases liquids and natural gas from certain of the Company's royalty owners, joint venture partners and unaffiliated oil and gas producing and trading companies for resale. In addition, the segment trades hydrocarbon derivative instruments, for which hedge accounting is not used, to exploit anticipated opportunities arising from commodity price fluctuations. The segment also purchases limited amounts of physical inventories for energy trading purposes when arbitrage opportunities arise. These commodity risk-management and trading activities are subject to internal restrictions, including value at risk limits, which measure the Company's potential loss from likely changes in market prices.

First Quarter Results: The results for the first quarter of 2003 were a loss of $9 million after-tax from continuing operations compared to after-tax earnings of $1 million in the same period a year ago. The lower results reflect losses from crude oil and natural gas trading activities, which were negatively impacted by extremely volatile commodity prices experienced during the first quarter of 2003.

Sales and operating revenues were $920 million in the first quarter of 2003 compared to $456 million in the same period a year ago, which was an increase of $464 million. These revenues represented approximately 52 percent and 45 percent of the Company's total sales and operating revenues for the first quarters of 2003 and 2002, respectively. In the first quarter of 2003, crude oil revenues increased by approximately $210 million and natural gas revenues increased by approximately $255 million, primarily due to higher commodity prices.

MIDSTREAM

The Midstream segment is comprised of the Company's equity interests in certain petroleum pipeline companies, wholly-owned pipeline systems throughout the U.S., and the Company's North America gas storage business.

First Quarter Results: Earnings from continuing operations totaled $18 million in the first quarter of 2003 compared to $19 million in the same period a year ago. The decrease was due primarily to $3 million in expenses related to the construction of the Baku-Tbilisi-Ceyhan ("BTC") pipeline project. This negative factor was mostly offset by improved results in the gas storage business.

GEOTHERMAL AND POWER OPERATIONS

The Geothermal and Power Operations business segment produces geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's activities also include the operation of geothermal steam-fired power plants in Indonesia and equity interests in gas-fired power plants in Thailand. The Company's non-exploration and production business development activities, primarily power-related, are also included in this segment.

First Quarter Results: Earnings from continuing operations totaled $12 million in the first quarter of 2003 compared to $6 million in the same period a year ago. The current period results benefited from the impact of higher power generation in Indonesia under the amended Salak agreements. The first quarter of 2002 included net losses related to the Company's equity interest in natural gas-fired power plants in Thailand.

CORPORATE AND OTHER

Corporate and Other includes general corporate overhead, miscellaneous operations (including real estate activities, carbon and minerals) and other corporate unallocated costs (including environmental and litigation expense). Net interest expense represents interest expense, net of interest income and capitalized interest.

First Quarter Results: The results for the first quarter of 2003 was a loss of $96 million compared to a loss of $95 million in the same period a year ago.
The results in the first quarter of 2003 for the carbon, minerals and real estate business activities were $6 million lower than the same period a year ago. In addition, the first quarter of 2003 reflected approximately $5 million in higher pension related expenses. Lower after-tax expenses for environmental and litigation matters benefited the first quarter of 2003, with expenses of $17 million after-tax compared to $23 million after-tax for the same period a year ago. Net interest expense was $6 million lower in the first quarter of 2003 compared to the same period a year ago, primarily due to higher capitalized interest on development projects.

FINANCIAL CONDITION

Cash flows from operating activities, including working capital and other changes, were $685 million for the three months ended March 31, 2003, compared with $271 million for the same period a year ago. The increase principally reflected the effects of higher worldwide commodity prices.

Pre-tax proceeds from asset sales were $66 million for the three months ended March 31, 2003. The Company completed the sale of various properties in Canada, onshore U.S. and the Gulf of Mexico, which netted the Company $64 million in proceeds. Pre-tax proceeds from asset sales for the three months ended March 31, 2002, including those classified as discontinued operations, were $30 million and primarily reflect the sale by the Company's Pure subsidiary of oil and gas producing properties in the U.S.

Capital expenditures were $429 million for the first quarter of 2003 compared with $390 million in the same period a year ago. Capital expenditures for 2003 are currently forecast at approximately $1.7 billion, essentially unchanged from 2002. In the first quarter of 2003, the Company's capital expenditures included approximately $215 million for the development of undeveloped proved oil and gas reserves.

The Company's total consolidated debt, including current maturities, at March 31, 2003, was $2.92 billion, compared with $3.0 billion at the end of 2002. This decrease primarily reflected the retirement of $89 million in 9.25% debentures which matured during the first quarter and $10 million of maturing medium-term notes (see note 10 for further detail on the Company's long-term debt). Cash and cash equivalents on hand totaled $356 million at March 31, 2003, up from $168 million at the end of 2002.

The Company has two credit facilities in place: a $400 million 364-day credit agreement and a $600 million 5-year credit agreement. The agreements provide for the termination of the loan commitments and require the prepayment of all outstanding borrowings in the event that (1) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of Unocal's board of directors, at least a majority of which are continuing directors, or (2) if continuing directors shall cease to constitute at least a majority of the board. The agreements do not have drawdown restrictions or prepayment obligations in the event of a credit rating downgrade. Both agreements limit the Company's total debt to total capitalization ratio to 70 percent (total capitalization is defined as total debt plus total equity, with the Company's convertible preferred securities included as equity in the ratio calculation.)

In addition, the Company also has a 3-year $295 million Canadian dollar-denominated non-revolving credit facility with a variable rate of interest. At March 31, 2003, the borrowing under the credit facility translated to $201 million, using applicable foreign exchange rates.

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

At March 31, 2003, the Company had sold $33 million of its domestic trade receivables under its accounts receivable securitization program, which was a decrease of $75 million from the $108 million level that was sold at year-end 2002. The Company also had in place a universal shelf registration statement as of March 31, 2003, with an unutilized balance of approximately $1.539 billion, which is available for the future issuance of other debt and/or equity securities depending on the Company's needs and market conditions. From time to time, the Company may also look to fund some of its long-term projects using other financing sources, including multilateral and bilateral agencies.

Maintaining investment-grade credit ratings, that is "BBB- / Baa3" and above from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively, is a significant factor in the Company's ability to raise short-term and long-term financing. As a result of the Company's current investment grade ratings, the Company has access to both the commercial paper and bank loan markets. The Company currently has a BBB+ / Baa2 credit rating by Standard & Poor's and Moody's, respectively. Moody's and Standard & Poor's outlooks remained stable for the Company's Prime-2 and A-2 commercial paper ratings, respectively. The Company does not believe it has a significant exposure to liquidity risk in the event of a credit rating downgrade.

ENVIRONMENTAL MATTERS

The Company is committed to operating its business in a manner that is environmentally responsible. This commitment is fundamental to the Company's core values. As part of this commitment, the Company has procedures in place to audit and monitor its environmental performance. In addition, it has implemented programs to identify and address environmental risks throughout the Company. Costs associated with identified environmental remediation obligations have been accrued in a reserve for such obligations. At March 31, 2003, the Company's remediation reserve totaled $249 million, of which $131 million was included in current liabilities. During the three months ended March 31, 2003, cash payments of $11 million were applied against the reserve and $15 million in provisions were added to the reserve. The Company may also incur additional liabilities in the future at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to stages where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $215 million. The Company's total environmental reserve and possible additional liability amounts are grouped into the following four categories.

                                                            At March 31, 2003
                                                    ----------------------------
                                                                        Possible
                                                                      Additional
Millions of dollars                                       Reserve         Costs
--------------------------------------------------------------------------------
   Superfund and similar sites                              $ 17           $ 10
   Active Company facilities                                  34             25
   Company facilities sold with retained liabilities
     and former Company-operated sites                       102             80
   Inactive or closed Company facilities                      96            100
--------------------------------------------------------------------------------
      Total                                                $ 249          $ 215
================================================================================

Also see notes 12 and 13 to the consolidated financial statements in Item 1 of this report for additional information on environmental related matters.

In the first quarter of 2003, provisions of $11 million were recorded for the "Inactive or closed Company facilities" category of sites, primarily for remediation projects at the Company's former refinery in Beaumont, Texas. The Company has been working with the Texas Commission on Environmental Quality ("TCEQ") to develop plans for closing impoundments used in the site's former operations and for other remediation projects. In the first quarter, Company recorded a provision for the revised estimated costs of the impoundment closure plan based on the TCEQ initial draft permit that was issued in the first quarter.

In the first quarter of 2003, estimated possible additional remediation costs decreased by $30 million. The net decrease was primarily for sites in the "Active Company facilities" category. This decrease was the result of the reclassification of costs to asset retirement obligations under SFAS No. 143 for the Company's Molycorp subsidiary (see note 2 for further detail).

Possible additional remediation costs for the "Inactive or closed Company facilities" category decreased by $5 million. This decrease was related to estimated remediation costs for the Company's former Beaumont, Texas refinery. Previously identified possible additional costs were included in the reserve for this site in the first quarter of 2003 as discussed above.

Partially offsetting the foregoing decreases was an increase of $5 million in possible additional costs for the "Company facilities sold with retained liabilities and former Company-operated sites" category. This increase was primarily for costs that may be incurred related to the cleanup of various sites that were part of the auto/truckstop system that the Company sold in 1993.

OUTLOOK

Certain of the statements in this discussion, as well as other forward-looking statements within this document, contain estimates and projections of amounts of or increases/decreases in future revenues, earnings, cash flows, capital expenditures, assets, liabilities and other financial items and of future levels of or increases/decreases in reserves, production, sales including related costs and prices, drilling activities and other statistical items; plans and objectives of management regarding the Company's future operations, products and services; and certain assumptions underlying such estimates, projection plans and objectives. While these forward-looking statements are made in good faith, future operating, market, competitive, legal, economic, political, environmental, and other conditions and events could cause actual results to differ materially from those in the foward-looking statements. See pages 56 through 64 of Management's Discussion and Analysis in Item 7 of the Company's 2002 Annual Report on Form 10-K for a discussion of certain of such conditions and events.

The economic situation in Asia, where most of the Company's international activity is centered, is still recovering with positive signs showing in the region. The Company looks at the natural gas market in Asia as one of its major strategic investments and believes that the governments in the region are committed to undertaking the reforms and restructuring necessary to enable their nations to continue their recoveries from the downturn. Volatile energy prices are expected to continue to impact financial results. The Company expects energy prices to remain volatile due to changes in climate conditions, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC, current and future worldwide political instability, especially recent events concerning Iraq, Nigeria and Venezuela, security and other factors.

The Company currently estimates its full-year 2003 production to average between 475,000 to 490,000 BOE per day. This production forecast includes the associated production loss of approximately 5,000 BOE per day from divestitures that the Company has completed so far this year. The Company has additional property divestitures pending or planned and additional adjustments to the production forecast range will be made as further divestitures are completed. The production forecast reflects the start of new oil production from the West Seno field in Indonesia, currently scheduled to begin late in the second quarter of 2003. The Company's total actual production for the year could also be impacted by cost recovery volume fluctuations under the Company's various foreign PSCs due to changes in commodity prices, demand for natural gas in Thailand, and production and exploration performance in the Gulf of Mexico. For the remaining three quarters of 2003, the Company has hedged 43.4 billion Btus of Lower 48 natural gas production with collars of $3.98 to $4.84 per MMBtu. This volume represents approximately 25 percent of expected Lower 48 natural gas production. The Company has hedged 1.5 million barrels of Lower 48 crude oil with collars between $28.94 and $32.71 per barrel in the second quarter of 2003, which represents 35 percent of expected Lower 48 crude oil production. Hedged crude oil production volumes beyond the second quarter levels are immaterial. Based on current prices, the Company's net earnings for the full-year are expected to change 14 cents per share for each $1 change in the Company's average worldwide realized price for crude oil and 7 cents per share for every 10-cent change in its average realized North America natural gas price, excluding the effect of hedging activities. The Company forecasts pre-tax dry hole costs of $155 million to $185 million and that pre-tax pension-related expenses will increase over 2002 by approximately $55 million to $60 million.

Exploration and Production - North America

U.S. Lower 48

The Company had two discoveries late in 2002 and one in 2003 in the deep shelf in the Gulf of Mexico, and it expects to continue its deep shelf program in the Gulf of Mexico with 9 to 15 additional wells in the remaining months of 2003.

In the Gulf of Mexico deepwater, the Company plans to continue funding the development of the Mad Dog discovery in which the Company has a 15.6 percent non-operating working interest. The Company anticipates first production in late 2004 or early 2005, with gross expected production of 75 MBbl/d of liquids and 35 MMcf/d of natural gas in 2007. The Company expects the co-venture integrated project team of the K-2 discovery to have a development plan in 2003. The Company also expects to drill 2 or 3 more wells in the Gulf of Mexico deepwater in the remaining months of 2003. The Company is currently drilling the Champlain prospect located on the Atwater Valley Block 63. The Company is participating in an appraisal well, which will earn it a 30 percent interest in the discovery by paying for 50 percent of the well costs. The Champlain prospect is strategic to the Company because of its proximity to the Mirage discovery, located on Mississippi Canyon Block 941, where it has a 25 percent non-operating working interest.

The Company continues to move forward with studies on development options for its Trident discovery in the deepwater Gulf of Mexico. The Company is having conversations with all the operators in the area about development scenarios and joint development planning. The Company is the operator of the discovery and has a 59.5 percent working interest in a seven-block area.

The Company has sold and anticipates selling more of its lower margin properties in the U.S. in 2003.

Alaska

The Ninilchik Unit development in the South Kenai Peninsula is progressing. First production from the Ninilchik Unit is also expected in the fourth quarter of 2003, with that early production going to the Kenai Gas Storage Facility for delivery to customers beginning in the first quarter of 2004. The Company has a 40 percent non-operating interest in the unit. The Company is also planning to drill at least one new exploration well on the Kenai Peninsula in 2003.

Exploration and Production - International

Far East

Thailand: Demand for natural gas from the Company's fields has been very strong as a result of the ongoing reduced production from adjacent fields operated by PTT Exploration and Production PLC ("PTTEP"), and the Company expects that demand to continue. The Company expects higher average liquids production, with the full-year effect of crude oil production from its Yala field. The Company has a 71 percent working interest in the Yala field (62 percent net of royalty). The Company's plans are geared towards exploring for additional oil and gas resources in the Gulf of Thailand and supporting the efforts of PTTEP in the development of the Arthit gas field in the gulf. The Company has a 16 percent working interest in the Arthit gas field.

Indonesia: The Company expects new production from the deepwater West Seno oil and gas field to come on line in late June or early July 2003. Gross daily production from the first phase of development is expected to reach about 35 MBOE to 40 MBOE by the end of 2003, increasing to a peak production level of approximately 60 MBbl/d of oil and 150 MMcf/d of natural gas (gross) in late 2005 with the second phase of development. Gross development costs for the first phase are expected to be approximately $500 million, with an additional $240 million for the second phase (Unocal's net share is expected to be approximately $450 million and $215 million for the first and second phases, respectively). The Company and its co-venturer completed financing arrangements for a portion of the total costs through the Overseas Private Investment Corporation in late March 2003 through two loans. One loan is $300 million for the first phase, and the other loan is $50 million for the second phase. The loan associated with the second phase is still subject to a final construction contract being obtained.

The Company's Unocal Rapak, Ltd. ("Unocal Rapak"), subsidiary is continuing its evaluation of engineering and development studies for the deepwater Ranggas oil prospect offshore East Kalimantan, Indonesia. The Company expects to complete the pre-development engineering to determine if Ranggas is a commercial development later in 2003. Unocal Rapak is operator of the Rapak PSC area and holds an 80 percent working interest. The Company began testing the oil potential of structures south of the main Ranggas discovery area in the second quarter of 2003. The Company is also evaluating early development options for the condensate discovered at its deepwater Gendalo-Gandang discovery in the Ganal PSC, offshore East Kalimantan. The Company's Unocal Ganal, Ltd., subsidiary is the operator of the Ganal PSC and holds an 80 percent working interest.

The Company will drill a deep well in the Sadewa field in the East Kalimantan PSC area to test for oil. The Sadewa discovery well was drilled in 2002 and found both natural gas and oil. The oil play found near the bottom of the well provided encouragement for deeper oil potential that could not be fully evaluated at the time. The Company holds a 50 percent working interest in the well.

The Company is also participating in the Donggala PSC, in which it had acquired a 19.55% non-operating working interest in early 2003. The Donggala PSC lies adjacent to and east of the Rapak PSC area.

China: The Company has worked with China National Offshore Oil Corporation, China New Star Petroleum Corporation, the Shanghai Municipality and the State Planning Commission to promote appraisal and development of natural gas resources in the Xihu Trough, off the coast of Shanghai, in the East China Sea. Unocal believes the area could contain significant amounts of recoverable natural gas. The Company is continuing its negotiations and is still expecting to sign PSCs in 2003 to explore and develop natural gas resources. The Company's working interest is expected to be 20 percent.

Other International

Azerbaijan: The Azerbaijan International Operating Company ("AIOC") consortium, in which the Company has a 10.28% working interest, is on track with its development of Phases I and II of the offshore Azeri field in the Azeri-Chirag-Gunashli structure in the Azerbaijan sector of the Caspian Sea. The project is under construction and on schedule with first oil from the Phase 1 Central Azeri platform expected early in 2005. A third phase is in early engineering and is expected to be approved in 2004. Gross production from the combined phases, plus the currently producing Early Oil Project in the Chirag Field, is forecasted to be over 1 MMBbl/d (gross) by 2009. This forecast is contingent upon the completion of the BTC pipeline project and the general political risks inherent to the region. The multi-country nature of this pipeline along with multinational participation in the consortium, in addition to expected project financing from international lending institutions like the IFC and EBRD and from several export credit agencies, should help to mitigate the political risk.

Bangladesh: Domestic sales in the country have expanded and the Company is working on amending agreements to increase the Take-or-Pay volume for natural gas sold to Petrobangla, the state oil and gas company. The Company also continues to work with the government of Bangladesh and Petrobangla to develop additional reserves and export natural gas to markets in neighboring India. At April 30, 2003, the Company's business unit in Bangladesh had a gross receivable balance of approximately $29 million relating to invoices billed for natural gas and condensate sales to Petrobangla. Approximately $23 million of the outstanding balance represented past due amounts and accrued interest for invoices covering November 2002 through March 2003. Generally, invoices, when paid, have been paid in full. The Company is working with Petrobangla and the government of Bangladesh regarding the collection of the outstanding receivables.

Midstream

Physical construction of the BTC pipeline began in April 2003. The pipeline project is planned to have a crude oil throughput capacity of 1 million Bbl/d. Completion of the pipeline is expected in late 2004 at an overall estimated cost of approximately $3 billion, and the pipeline is expected to be in operation in early 2005. The Company has an 8.9 percent interest and is one of eleven shareholders in the BTC pipeline project. The pipeline company anticipates financing up to 70 percent of the pipeline's cost.

The Kenai Kachemak Pipeline, currently under construction, will transport natural gas from Ninilchik to Kenai, where it will tie into the existing gas grid serving south central Alaska. The Company expects the 32-mile pipeline to be in operation in the fourth quarter of 2003.

Geothermal and Power Operations

In the Philippines, the Company's wholly-owned subsidiary Philippine Geothermal, Inc. and two government-owned entities, the National Power Corporation, the Power Sector Assets and Liabilities Corporation and the Philippine Department of Energy signed a compromise settlement agreement covering the definitive terms of settlement in March 2003. The parties are now in the process of securing all necessary Philippine government and court approvals of the settlement.

Major flooding and landslides caused by heavy rains at the Gunung Salak geothermal project area on Java in Indonesia during early May has resulted in damage to some of geothermal steam production and electric power generation and transmission facilities. As a result of the damage, electricity generation for the second and third quarters of 2003 is expected to be reduced significantly. The Company is currently assessing the full impact of the damage, alternative repair options and the anticipated impact on segment earnings.

The Company is in discussions with PT. PLN (Persero) concerning the Sarulla geothermal project in the island of Sumatra, Indonesia.

FUTURE ACCOUNTING CHANGES

FASB Interpretation No. 46: Effective January 1, 2003, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." (see note 2 to the consolidated financial statements in Item 1 of this report). The effective date for the consolidation of entities existing prior to February 1, 2003 is July 1, 2003. The Company expects the adoption of the recognition (i.e., consolidation) requirements of the Interpretation to increase its consolidated long-term debt by approximately $320 million in the third quarter of 2003. This amount will include $242 million related to a partnership interest in which the Company currently has a minority interest liability (see note 11 to the consolidated financial statements in Item 1 of this report) and $78 million of third-party debt of DSPL (see note 11 to the consolidated financial statements in Item 1 of this report).

SFAS No. 149: In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company is currently in the process of evaluating the impact of this pronouncement.

Other proposed accounting changes considered from time to time by the FASB, the SEC and the United States Congress could materially impact the Company's reported financial position and results of operations.

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

Interest Rate Risk - From time to time the Company temporarily invests its excess cash in short-term interest-bearing securities issued by high-quality issuers. Company policies limit the amount of investment in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk exposure to changes in interest rates relates to the Company's long-term debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. Interest rate risk sensitive derivative financial instruments, such as swaps or options may also be used depending upon market conditions.

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at March 31, 2003. Assuming a ten percent decrease in the Company's weighted average borrowing costs at March 31, 2003, the potential increase in the fair value of the Company's debt obligations and associated interest rate derivative instruments, including the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $100 million at March 31, 2003.

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

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At March 31, 2003, the Company had various foreign currency swaps and foreign currency forward contracts outstanding related to operations in Canada, Thailand and The Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position related to its outstanding foreign currency swaps and forward contracts. Assuming an adverse change of ten percent in foreign exchange rates at March 31, 2003, the potential decrease in fair value of the Company's foreign currency forward contracts, foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of its subsidiaries, would have been approximately $34 million at March 31, 2003.

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

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon current market data and uses a three-day time interval with a 97.5 percent confidence level. The model includes offsetting physical positions for any existing hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for hedging purposes was approximately $15 million at March 31, 2003. The value at risk related to hydrocarbon derivatives held for non-hedging purposes was approximately $5 million at March 31, 2003.

In order to provide a more comprehensive view of the Company's commodity price risk, a tabular presentation of open hydrocarbon derivatives is also provided. The following table sets forth the future volumes and price ranges of hydrocarbon derivatives held by the Company at March 31, 2003, along with the fair values of those instruments.

               Open Hydrocarbon Hedging Derivative Instruments (a)

                                                                                                              (Thousands of dollars)
                                          2003           2004          2005         2006        2007-2008            Fair Value
                                                                                                              Asset(Liability)(b)(c)
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Futures Positions
        Volume (MMBtu)                       530,000            -             -            -              -               $   1,385
        Average price, per MMBtu              $ 4.99
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
    Pay fixed price
        Volume (MMBtu)                     5,953,000    7,511,000     7,218,000    7,218,000     14,459,000               $  60,701
         Average swap price, per MMBtu        $ 2.58       $ 2.43        $ 2.37       $ 2.42         $ 2.50

    Receive fixed price
        Volume (MMBtu)                             -            -             -            -              -               $   2,458
        Average swap price, per MMBtu            $ -
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
        Volume (MMBtu)                    16,180,000            -             -            -              -               $   2,000
        Average price received, per MMBtu     $ 4.82
        Average price paid, per MMBtu         $ 4.70
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Collar Positions
        Volume (MMBtu)                    38,426,000      268,500             -            -              -               $ (27,021)
        Average ceiling price, per MMBtu      $ 4.66       $ 5.45
        Average floor price, per MMBtu        $ 3.79       $ 2.82
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Option (OTC)
        Put Volume (MMBtu)               (21,400,000)           -             -            -              -               $   2,185
        Average Put Price                     $ 3.25
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Future position
        Volume (Bbls)                       (815,000)           -             -            -              -               $    (714)
        Average price, per Bbl               $ 31.45
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Option
        Put Volume (Bbls)                 (1,600,000)    (720,000)            -            -              -               $    (413)
        Average price, per Bbl               $ 24.00      $ 20.00

------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Collar Positions
        Volume (Bbls)                      2,511,500      810,000             -            -              -               $   1,703
        Average ceiling price, per Bbl       $ 32.70      $ 28.16
        Average floor price, per Bbl         $ 28.42      $ 23.41
------------------------------------------------------------------------------------------------------------------------------------

(a)  Positions reflect long (short) volumes.
(b)  Net claims against counterparties with non-investment grade credit ratings are immaterial.
(c)  Includes $6,754 thousand in assumed liabilities which were capitalized as acquisition costs.

                                      -40-

            Open Hydrocarbon Non-Hedging Derivative Instruments (a)
                                                                                                              (Thousands of dollars)
                                                                                     2003            2004            Fair Value
                                                                                                                Asset(Liability) (b)
----------------------------------------------------------------------------------------------- --------------- --------------------
Natural Gas Futures Positions
          Volume (MMBtu)                                                             5,500,000               -             $ (6,739)
          Average price, per MMBtu                                                      $ 5.50
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
       Pay fixed price
          Volume (MMBtu)                                                             6,360,000               -             $    175
           Average swap price, per MMBtu                                                $ 5.20
       Receive fixed price
          Volume (MMBtu)                                                             5,091,375          95,438             $(11,502)
          Average swap price, per MMBtu                                                 $ 4.59          $ 1.99
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
          Volume (MMBtu)                                                            16,500,000               -             $  4,520
          Average price received, per MMBtu                                             $ 4.82             $ -
          Average price paid, per MMBtu                                                 $ 4.52             $ -
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Spread Swap Positions

          Volume (MMBtu)                                                             3,510,000       3,640,000             $  4,044
          Average price received, per MMBtu                                             $ 0.59          $ 0.54
          Average price paid, per MMBtu                                                 $ 0.79          $ 1.46
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Option (Listed)
          Call Volume (MMBtu)                                                       (6,250,000)              -             $  2,023
          Average Call price                                                            $ 6.08             $ -
          Put Volume (MMBtu)                                                        (1,600,000)              -             $ (1,244)
          Average Put Price                                                             $ 5.97             $ -
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Option (Over the Counter)
          Call Volume (MMBtu)                                                       (3,650,700)              -             $ (5,542)
          Average Call price                                                            $ 4.08             $ -
          Put Volume (MMBtu)                                                        (3,940,000)     (1,820,000)            $    (39)
          Average Put price                                                             $ 3.97          $ 4.50
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Spread Option (Over the Counter)
       NYMEX / IFERC (c)
          Call Volume (MMBtu)                                                       (1,000,000)              -             $     49
          Average Strike price                                                          $ 0.60             $ -
          Put Volume (MMBtu)                                                        (7,000,000)              -             $    158
          Average Strike price                                                          $ 0.25             $ -
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Future position
          Volume (Bbls)                                                                721,000               -             $    349
          Average price, per Bbl                                                       $ 35.27
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Option
          Put Volume (Bbls)                                                                  -               -             $   (230)
          Average price, per Bbl                                                           $ -
          Call Volumes (Bbls)                                                         (100,000)              -             $    255
          Average price, per Bbl                                                       $ 42.50
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Option (Calender Spread)
          Put Volume (Bbls)                                                            200,000               -             $   (138)
          Average price, per Bbl                                                        $ 0.80             $ -
          Call Volumes (Bbls)                                                         (200,000)              -             $     (8)
          Average price, per Bbl                                                        $ 0.93             $ -
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Swap Positions
       Pay fixed price
          Volume (Bbls)                                                             (4,559,540)              -             $ (3,048)
          Average swap price, per Bbl                                                  $ 30.45
       Receive fixed price
          Volume (Bbls)                                                              3,959,540               -             $  3,997
          Average swap price, per Bbl                                                  $ 30.69
------------------------------------------------------------------------------------------------------------------------------------

(a)  Positions reflect long (short) volumes.
(b)  Includes $7,476 thousand net claims against counterparties with non-investment grade credit ratings.
(c)  Prices quoted from the New York Mercantile Exchange (NYMEX) and Inside FERC Gas Report (IFERC).

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

See the information with respect to certain legal proceedings pending or threatened against the Company previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 2002. There is incorporated by reference: the information regarding the environmental remediation reserve and possible additional remediation costs in notes 12 and 13 to the consolidated financial statements in Item 1 of Part I of this report; the discussion of such amounts in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I; and the information regarding certain litigation and claims, tax matters and other contingent liabilities in note 13 to the consolidated financial statements.

Information with respect to recent developments in certain previously reported proceedings is set forth below:

1. In the California Superior Court cases (the Doe and Roe cases) alleging the Company's liability in connection with the construction of the natural gas pipeline from the Yadana field across Myanmar to the Thailand border, described in Paragraph 2 of Item 3 of the 2002 Form 10-K, the court has bifurcated the trial. Phase I will address choice of law and whether the correct corporate defendants are before the court. If Unocal is unsuccessful in Phase I, then Phase II will address liability. Phase I is scheduled for July 2003 and Phase II for December 2003.

     The Company believes that the outcomes of the federal and state cases are not likely to have a material adverse effect on the Company's financial condition or liquidity or, based on management's current assessment of the cases, the Company's results of operations.

Certain Environmental Matters Involving Civil Penalties

2. The Environmental Protection Agency ("EPA") and Unocal have entered into a civil settlement regarding the EPA's claims that Unocal violated the National Pollutant Discharge Elimination System (NPDES) general permit concerning the discharge of produced water and sanitary waste in Cook Inlet. The EPA claimed that Unocal violated the permit conditions in 65 separate instances at 11 different facilities located in Cook Inlet, Alaska. Some of the alleged violations include a monthly reporting period, and therefore qualify as daily violations for the entire standard 30-day month. The alleged violations consist of procedural failures such as failure to take samples or errors in reporting sample testing, and substantive failures such as discharges which exceeded the permit limits. On May 8, 2003, Unocal and the EPA have executed a Consent Agreement with respect to each affected facility. The settlement will be noticed in an Anchorage, Alaska, newspaper, and will be subject to public comment before final approval. The total amount of the fine imposed pursuant to the settlement agreement is $370,000, of which Unocal will pay $189,389 and the remainder will be paid by working interest owners in the affected facilities.
                                      -43-

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The Exhibit Index on page 48 of this report lists the exhibits that are filed as part of this report.

         (b) Reports on Form 8-K:

         Filed during the first quarter of 2003:

          (1) Current Report on Form 8-K, dated January 28, 2003 and filed February 5, 2003, for the purpose of reporting, under Item 5, the Company's fourth quarter and full-year 2002 earnings and related information, the Company's 2002 reserve replacement and finding development and acquisitions costs, the Company's 2003 outlook and other operational activity updates.

          (2) Current Report on Form 8-K, dated February 4, 2003 and filed February 10, 2003, for the purpose of reporting, under Item 5, the Company's designation of its Vice President and Chief Legal Officer as an "executive officer."

          (3) Current Report on Form 8-K, dated March 26, 2003 and filed April 1, 2003, for the purpose of reporting, under Item 5, the Company's drilling results of a well in the Gulf of Mexico, and under Item 7, the amendments and interpretations of certain compensation plans.

         Filed during the second quarter of 2003 to the date hereof:

          (1) Current Report on Form 8-K, dated April 1, 2003, and filed April 2, 2003, for the purpose of reporting, under Item 5 and Item 7, an amendment to Unocal's Rights Agreement.

          (2) Current Report on Form 8-K, dated April 24, 2003, and filed April 28, 2003, for the purpose of reporting, under Item 5, the Company's first quarter 2003 earnings and related information and the Company's 2003 outlook.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UNOCAL CORPORATION
                                                      (Registrant)


Dated:  May 12, 2003                           By:       /s/JOE D. CECIL
                                                  ------------------------------
                                                          Joe D. Cecil
                                                  Vice President and Comptroller
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

                                                    /s/CHARLES R. WILLIAMSON
                                                    ----------------------------
                                                    Charles R. Williamson
                                                    Chairman of the Board
                                                    and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003

                                                    /s/ TERRY G. DALLAS
                                                    ---------------------------
                                                    Terry G. Dallas
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX

10.1 Amendment No. 3 to Rights Agreement between Unocal and Mellon Investor Services, L.L.C., as Rights Agent dated as of April 1, 2003 (incorporated by reference to Exhibit 10 to Unocal's Current Report on Form 8-K dated April 1, 2003, File No. 1-8483).

10.2 Form of Director Indemnity Agreement between Unocal and each of its directors.

10.3 Form of Officer Indemnity Agreement (restated) between Unocal and each of its officers which had existing Indemnity Agreements.

10.4 Form of Officer Indemnity Agreement (new) between Unocal and each of its officers which did not have existing Indemnity Agreements.

10.5 Amendments and interpretations of certain compensation plans effective October 1, 2002 (incorporated by reference to Exhibit 10 to Unocal's Current Report on Form 8-K dated March 26, 2003, File No. 1-8483).

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the three months ended March 31, 2003 and 2002.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended March 31, 2003 and 2002.


Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.