Form 10-Q
period 2003-11-14
UNOCAL CORP
filed 2003-11-14
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 2003
                                     --------------------

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

Number of shares of Common Stock, $1 par value, outstanding as of October 31, 2003: 258,951,128

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


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................... 38

        Operating Highlights ............................................... 40

Item 3. Quantative and Qualitative Disclosures About Market Risk............ 56

Item 4. Controls and Procedures............................................. 60


PART II  OTHER INFORMATION

Item 1. Legal Proceedings................................................... 61

Item 5. Other Information................................................... 61

Item 6. Exhibits and Reports on Form 8-K.................................... 62

SIGNATURE................................................................... 63

EXHIBIT INDEX............................................................... 64

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS (UNAUDITED)                             UNOCAL CORPORATION

                                    For the Three Months     For the Nine Months
                                     Ended September 30,     Ended September 30,
                               -------------------------------------------------
Millions of dollars
except per share amounts                  2003       2002        2003       2002
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues           $ 1,478    $ 1,299     $ 4,817    $ 3,695
Interest, dividends
   and miscellaneous income                 (2)        (3)         18         17
Gain on sales of assets                     65          1         115          2
--------------------------------------------------------------------------------
      Total revenues                     1,541      1,297       4,950      3,714
Costs and other deductions
Crude oil, natural gas
   and product purchases                   447        401       1,629      1,124
Operating expense                          346        326         965        949
Administrative and general expense          61         34         199        114
Depreciation, depletion and amortization   231        245         746        724
Asset impairments                           83          6          86         27
Dry hole costs                              14         40          95         81
Exploration expense                         39         60         182        180
Interest expense                            45         40         119        134
Property and other operating taxes          18          7          61         41
Distributions on convertible preferred
   securities of subsidiary trust            8          8          24         24
--------------------------------------------------------------------------------
      Total costs and other deductions   1,292      1,167       4,106      3,398

Earnings from equity investments            54         35         150        123
--------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes
   and minority interests                  303        165         994        439
--------------------------------------------------------------------------------
Income taxes                               147         68         448        203
Minority interests                           4         (2)          8          2
--------------------------------------------------------------------------------
Earnings from continuing operations        152         99         538        234
--------------------------------------------------------------------------------
Earnings from discontinued operations        -          -           8          1
Cumulative effects of
   accounting changes (a)                    -          -         (83)         -
--------------------------------------------------------------------------------
      Net earnings                       $ 152       $ 99       $ 463      $ 235
================================================================================
Basic earnings per share
   of common stock (b)
      Continuing operations             $ 0.59     $ 0.41      $ 2.08     $ 0.96
      Net earnings                      $ 0.59     $ 0.41      $ 1.79     $ 0.96

Diluted earnings per share
   of common stock (c)
      Continuing operations             $ 0.58     $ 0.41      $ 2.05     $ 0.96
      Net earnings                      $ 0.58     $ 0.41      $ 1.78     $ 0.96

Cash dividends declared per share
   of common stock                      $ 0.20     $ 0.20      $ 0.60     $ 0.60
--------------------------------------------------------------------------------

(a)  Net of tax (benefit)                  $ -        $ -       $ (48)       $ -
(b)  Basic weighted average shares
        outstanding  (in thousands)    258,525    244,664     258,244    244,503
(c)  Diluted weighted average shares
        outstanding (in thousands)     272,691    245,226     272,172    245,378

              See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET                                   UNOCAL CORPORATION

                                               At September 30, At December  31,
                                           -------------------------------------
Millions of dollars                                2003 (a)                2002
--------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                   $    485                $    168
   Accounts and notes receivable - net            1,009                     994
   Inventories                                      132                      97
   Deferred income taxes                            122                      90
   Other current assets                              31                      26
--------------------------------------------------------------------------------
      Total current assets                        1,779                   1,375
Investments and long-term receivables - net         903                   1,044
Properties - net (b)                              8,492                   7,879
Goodwill                                            129                     122
Deferred income taxes                               261                     210
Other assets                                        146                     130
--------------------------------------------------------------------------------
   Total assets                                $ 11,710                $ 10,760
================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                            $  1,044                $  1,024
   Taxes payable                                    278                     223
   Dividends payable                                 51                      51
   Interest payable                                  52                      50
   Current portion of environmental liabilities     144                     113
   Current portion of long-term debt
      and capital leases                            249                       6
   Other current liabilities                        159                     165
--------------------------------------------------------------------------------
      Total current liabilities                   1,977                   1,632
Long-term debt and capital leases                 2,868                   3,002
Deferred income taxes                               709                     593
Accrued abandonment, restoration
      and environmental liabilities                 912                     622
Other deferred credits and liabilities              915                     816
Minority interests                                   28                     275

Commitments and contingencies - Note 17
Company-obligated mandatorily redeemable
      convertible preferred securities
      of a subsidiary trust holding
      solely parent debentures                      522                     522

Common stock ($1 par value,
      shares authorized:  750,000,000 (c))          269                     269
Capital in excess of par value                      985                     962
Unearned portion of restricted stock issued         (14)                    (20)
Retained earnings                                 3,329                   3,021
Accumulated other comprehensive income             (353)                   (486)
Notes receivable - key employees                    (26)                    (37)
Treasury stock - at cost  (d)                      (411)                   (411)
--------------------------------------------------------------------------------
      Total stockholders' equity                  3,779                   3,298
--------------------------------------------------------------------------------
   Total liabilities and stockholders' equity  $ 11,710                $ 10,760
================================================================================

(a) Unaudited
(b) Net of accumulated depreciation,
      depletion and amortization of:           $ 13,120                $ 12,277
(c) Number of shares outstanding (in thousands) 258,718                 257,980
(d) Number of shares (in thousands)              10,623                  10,623

The Company follows the successful efforts method of accounting for its oil and gas activities.

               See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS (UNAUDITED)                           UNOCAL CORPORATION

                                                            For the Nine Months
                                                            Ended September 30,
                                                          ----------------------
Millions of dollars                                         2003           2002
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                               $ 463          $ 235
Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization               746            724
      Asset impairments                                       86             27
      Dry hole costs                                          95             81
      Amortization of exploratory leasehold costs             88             74
      Deferred income taxes                                  102             25
      Gain on sales of assets                               (115)            (2)
      Gain on disposal of discontinued operations            (13)            (2)
      Pension expense                                         65             17
      Restructuring provisions net of payments                22             14
      Cumulative effect of accounting changes                 83              -
      Other                                                    5            (85)
Working capital and other changes
      related to operations
   Accounts and notes receivable                             (15)           160
   Inventories                                               (35)            (2)
   Accounts payable                                           20             44
   Taxes payable                                              55              4
   Other                                                       1            (82)
--------------------------------------------------------------------------------
       Net cash provided by operating activities           1,653          1,232
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)         (1,296)        (1,248)
   Proceeds from sales of assets                             343             61
   Proceeds from sale of discontinued operations              11              3
--------------------------------------------------------------------------------
       Net cash used in investing activities                (942)        (1,184)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Long-term borrowings                                      154            437
   Reduction of long-term debt
      and capital lease obligations                         (156)          (267)
   Minority interests                                       (257)            (6)
   Proceeds from issuance of common stock                     15             19
   Dividends paid on common stock                           (155)          (147)
   Other                                                       5              1
--------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities  (394)            37
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents         317             85
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year               168            190
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $ 485          $ 275
================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)                 $ 123          $ 136
      Income taxes (net of refunds)                        $ 310          $ 211

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

Results for the nine months ended September 30, 2003, are not necessarily indicative of future financial results.

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

In the first quarter of 2003, the Company recognized a one time after-tax charge of $83 million as the cumulative effect of an accounting change related to the adoption of SFAS No. 143. The Company also increased its accrued abandonment and restoration liabilities by $268 million and increased its net properties by $138 million on the consolidated balance sheet as a result of the adoption of SFAS 143 as of January 1, 2003. The Company estimates that the impact of adopting SFAS No. 143 on its 2003 operating earnings will be an incremental charge of approximately $10 million after tax.

Listed below is SFAS No. 143 pro-forma liability and earnings information for the periods ended December 31, 2000, 2001 and 2002 and September 30, 2002:

Pro Forma SFAS 143 liability carrying
amounts  for the periods shown
(Millions of dollars)                               2000        2001        2002
--------------------------------------------------------------------------------
Carrying amount of liability at beginning of year   $629        $661        $713
--------------------------------------------------------------------------------
Carrying amount of liability at end of period       $661        $713        $758
--------------------------------------------------------------------------------

Pro Forma amounts assuming SFAS 143
was applied retroactively
Millions of dollars
(except per share amounts)
                                           For the years ended     For the Nine
                                                December 31,       Months Ended
                                         2000     2001     2002    Sep. 30, 2002
--------------------------------------------------------------------------------
Net income as reported                   $760     $615     $331          $235

Earnings per share as reported:
   Basic                                $3.13    $2.52    $1.34         $0.96
   Diluted                              $3.08    $2.50    $1.34         $0.96

Pro forma net income                     $740     $596     $312          $221
Pro forma earnings per share:
   Basic                                $3.05    $2.44    $1.26         $0.90
   Diluted                              $3.00    $2.42    $1.26         $0.90
--------------------------------------------------------------------------------

SFAS No. 146: Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement provides guidance on the recognition and measurement of liabilities associated with disposal activities. The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.

SFAS No. 148: Effective January 1, 2003, the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." The Statement provides for three methods of transitioning from the intrinsic value to the fair value method of accounting for stock-based compensation. This Statement also amended the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements of the Statement were adopted in the Company's 2002 Annual Report on Form 10-K. The Company adopted the fair value recognition provisions of SFAS No. 148, on a prospective basis, effective January 1, 2003 (see note 9 for further details). This change is estimated to decrease 2003 after-tax income by approximately $6 million. Adoption of the fair value recognition provisions will not have a material effect on the Company's 2003 financial position or results of operations.

SFAS No. 149: Effective July 1, 2003, the Company adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.

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

FASB Interpretation No. 45: Effective January 1, 2003, the Company adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company has included the disclosure requirements of the Interpretation in note 17. The adoption of this Interpretation did not have a material effect on the Company's financial position or results of operations.

FASB Interpretation No. 46: Effective January 1, 2003, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation requires the consolidation of certain entities that generally lack sufficient equity to finance their own activity without support from others or where there is an absence of control by equity investors. This Interpretation was effective for new variable interest entities as of February 1, 2003. Effective July 1, 2003, the Company adopted the Interpretation for the entities that existed prior to February 1, 2003. The Company has included the disclosure requirements of the Interpretation in this report. Pursuant to the recognition requirements of FASB Interpretation No. 46, the Company consolidated in the third quarter of 2003 the long-term debt of an affiliate that operates geothermal steam-fired power plants in Indonesia. At September 30, 2003, the balance sheet includes $78 million related to this debt (see note 15 for further details). An additional $242 million, classified as minority interests as of June 30, 2003, related to a partnership interest in Spirit Energy 76 Development, L.P. ("Spirit LP"), would have been required to be consolidated as long-term debt under this Interpretation had it not been paid in July 2003. In addition, because of the complexities of this rule and the FASB deferral, as set forth in FASB Staff Position No. FIN 46-6, of mandatory adoption until December 31, 2003, the Company continues to review and may find additional material interests in entities which could require recognition or disclosure in the financial statements.

Other Matters: Consistent with SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," costs of acquiring oil and gas drilling rights have been classified as tangible assets in property, plant and equipment. The Company understands the staff of the SEC believes SFAS No. 19 does not provide guidance as to whether these assets should be classified as tangible or intangible and therefore believe SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," would require that drilling rights be classified as an intangible asset. The SEC has requested the FASB to address this perceived conflict within the related FASB statements. The resolution of this issue will have no impact on the Company's results of operations. If the FASB concurs with the SEC, it would result in additional disclosures and a balance sheet reclassification of these assets from Properties-net to Intangible Assets.

3.    Other Financial Information

During the third quarters of 2003 and 2002, approximately 20 percent and 24 percent, respectively, of total sales and operating revenues were attributable to the resale of liquids and natural gas purchased from others in connection with marketing activities. For the nine months ended September 30, 2003 and 2002, these percentages were each approximately 23 percent. Related purchase costs are classified as expense in the crude oil, natural gas and product purchase category on the consolidated earnings statement.

Capitalized interest totaled $11 million and $14 million for the third quarters of 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, capitalized interest totaled $46 million and $33 million, respectively. The increase for the comparative nine months periods was primarily due to the capitalized interest related to the Azerbaijan International Operating Company ("AIOC") development of Phase I of the offshore Azeri field in the Azeri-Chirag-Gunashli structure in the Azerbaijan sector of the Caspian Sea.

Exploration expense on the consolidated earnings statement consisted of the following:

                                        For the Three Months For the Nine Months
                                         Ended September 30, Ended September 30,
                                        -------------------- -------------------
Millions of dollars                            2003     2002       2003    2002
--------------------------------------------------------------------------------
Exploration operations                         $ 13     $ 18       $ 44    $ 66
Geological and geophysical                        7       10         41      29
Amortization of exploratory leasehold costs      17       29         88      74
Leasehold rentals                                 2        3          9      11
--------------------------------------------------------------------------------
     Exploration expense                       $ 39     $ 60       $182    $180
================================================================================

For the nine months ended September 30, 2003, amortization of exploratory leasehold costs included a $26 million pre-tax provision that was a result of the Company's relinquishment of 44 deepwater Gulf of Mexico blocks before their expiration dates. The Company intends to focus its deepwater Gulf of Mexico land position on those Outer Continental Shelf blocks that have the best potential. The prior year nine months period included a provision of $14 million pre-tax reflecting the relinquishment of exploration blocks in Brazil and Gabon.

4.    Dispositions Of Assets

In the third quarter of 2003, the Company's Chicago Carbon Company subsidiary sold 4.9 million of the common shares it held in Tom Brown, Inc. ("TBI"). The sale was part of the underwritten stock offering commenced by TBI in early September and represented approximately 85 percent of the 5.8 million shares held by the Unocal subsidiary. The Company realized proceeds of $122 million pre-tax from the sale. The price was $25.75 per share less transaction costs. The Company recorded a pre-tax gain of approximately $22 million in the current quarter results related to this sale. The Company expects to sell the remaining 875,000 TBI shares it holds as market conditions allow following a 90-day lock-up period.

In the second quarter of 2003, the Company sold its Matador Petroleum Corporation ("Matador") shares for approximately $80 million pre-tax. The Company recorded a $41 million pre-tax gain from the sale of its interest for the nine months period of 2003.

5.    Impairment of Assets

The Company, as part of its regular assessment and in conjunction with its assessment of the Gulf of Mexico properties held for sale (see note 12) recorded pre-tax impairment charges of $86 million, or $54 million after-tax, in the nine months period of 2003. Pre-tax impairments of approximately $79 million were related to oil and gas fields in the Gulf of Mexico region. In addition, the Company recorded impairments of approximately $5 million pre-tax relating to the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile and $2 million for pipeline assets associated with producing exploration and production properties held for sale in the Gulf of Mexico. The Company's interests in petroleum pipelines are part of the Midstream segment.

In the nine months period of 2002, the Company recorded pre-tax impairment charges of $27 million, or $17 million after-tax. Impairments of $23 million pre-tax were primarily related to oil and gas fields in Alaska and the Gulf of Mexico region. The Company also recorded a pre-tax impairment charge of $4 million due to a U.S. pipeline company, in which the Company owns an equity interest.

6.    Restructuring

In June 2003, the Company accrued a $27 million pre-tax restructuring charge and adopted a plan for streamlining the organizational structures in order to align them with the Company's portfolio requirements and business needs. In the third quarter of 2003, the Company accrued an additional $10 million pre-tax restructuring charge to reflect continued streamlining of the organizational structures. The charge is included in selling, administrative and general expense on the consolidated earnings statement. The following table reflects the 2003 restructuring activity by quarter:

----------------------- ----------------- ----------- ------------ -------------
Millions of dollars     # Employees added              Training /    Post-
(except employees)       to restructuring Termination Outplacement retirement
                               plan          Costs       Costs     Benefit Costs
----------------------- ----------------- ----------- ------------ -------------
1st Quarter Accrual              -             -           -            -
----------------------- ----------------- ----------- ------------ -------------
1st Quarter Payments                           -           -            -
----------------------- ----------------- ----------- ------------ -------------
Liability at 3/31/2003                         -           -            -
----------------------- ----------------- ----------- ------------ -------------
2nd Quarter Accrual             219           21           2            4
----------------------- ----------------- ----------- ------------ -------------
2nd Quarter Payments                           -           -            -
----------------------- ----------------- ----------- ------------ -------------
Liability at 6/30/2003                        21           2            4
----------------------- ----------------- ----------- ------------ -------------
3rd Quarter Accrual             127            9           -            1
----------------------- ----------------- ----------- ------------ -------------
3rd Quarter Payments                           2           -            -
----------------------- ----------------- ----------- ------------ -------------
Liability at 9/30/2003                        28           2            5
----------------------- ----------------- ----------- ------------ -------------

The majority of the liabilities are expected to be paid in 2003 and 2004. At September 30, 2003, 321 of 346 employees had been terminated or had been advised of planned termination dates as a result of the plan.

In June 2002, the Company's Gulf Region business unit, which is part of the U.S. Lower 48 operations in the Exploration and Production segment, adopted a restructuring plan that resulted in the accrual of a $19 million pre-tax restructuring charge. The charge included the estimated costs of terminating 202 employees, all of whom were terminated in 2002. At September 30, 2003, approximately $18 million of the restructuring costs had been paid and charged against the liability, leaving accrued costs of $1 million on the consolidated balance sheet. The remaining costs are expected to be paid by the end of 2003.

In November 2002, the Company adopted a restructuring plan that resulted in the accrual of a $4 million pre-tax restructuring charge related to Exploration and Production operations in Alaska. The restructuring charge reflected the costs of terminating 46 employees, of whom 43 had been terminated as of September 30, 2003. At September 30, 2003, approximately $3 million of the restructuring costs had been paid. The plan will essentially be completed at the end of 2003.

7.    Income Taxes

Income taxes on earnings from continuing operations for the third quarter and nine months periods of 2003 were $147 million and $448 million, respectively, compared with $68 million and $203 million for the comparable periods of 2002. The effective income tax rate for the third quarter and nine months periods of 2003 was 49 percent and 45 percent, respectively, compared with 41 percent and 46 percent for the comparable periods of 2002. The higher effective tax rate in the third quarter of 2003, as compared with the same period a year ago, is due primarily to currency-related adjustments in Thailand, which was partially offset by the effect of the mix of positive domestic and foreign earnings in 2003 compared to the mix of domestic losses and foreign earnings in 2002. Foreign earnings are generally taxed at higher rates. The lower effective tax rate for the nine months period of 2003, as compared with 2002, reflects the mix of positive domestic and foreign earnings in 2003 compared to the mix of domestic losses and foreign earnings in 2002, which was partially offset by the effect of currency-related adjustments in Thailand and tax adjustments related to the sale of affiliate investments in 2003. The Company plans to carryforward the 2002 net operating loss into 2003.

8.    Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for earnings from continuing operations for the third quarters and nine months ended September 30, 2003 and 2002:

--------------------------------------------------------------------------------
                                            Earnings      Shares       Per Share
Millions except per share amounts         (Numerator)  (Denominator)     Amount
--------------------------------------------------------------------------------
Three months ended September 30, 2003
   Earnings from continuing operations        $ 152         258.5
      Basic EPS                                                          $ 0.59
                                                                       =========
   Effect of dilutive securities
      Options and common stock equivalents                    1.9
                                            ---------------------------
                                                152         260.4        $ 0.58
   Distributions on subsidiary trust
      preferred securities (after-tax)            7          12.3
                                            ---------------------------
      Diluted EPS                             $ 159         272.7        $ 0.58
                                                                       =========

Three months ended September 30, 2002
   Earnings from continuing operations         $ 99         244.6
      Basic EPS                                                          $ 0.41
                                                                       =========
   Effect of dilutive securities
      Options and common stock equivalents                    0.6
                                            ---------------------------
      Diluted EPS                                99         245.2        $ 0.41
                                                                       =========
   Distributions on subsidiary trust
      preferred securities (after-tax)            7          12.3
                                            ---------------------------
      Antidilutive                            $ 106         257.5        $ 0.41
--------------------------------------------------------------------------------

Not included in the computation of diluted EPS for the three months ended September 30, 2003 and 2002, were options outstanding to purchase approximately
8.8 million and 8 million shares, respectively, of common stock. These options were not included in the computation as the exercise prices were greater than average market prices of the common shares during the respective quarters.

--------------------------------------------------------------------------------
                                            Earnings      Shares       Per Share
Millions except per share amounts         (Numerator)  (Denominator)     Amount
--------------------------------------------------------------------------------
Nine months ended September 30, 2003
   Earnings from continuing operations        $ 538         258.2
      Basic EPS                                                          $ 2.08
                                                                       =========
   Effect of dilutive securities
      Options and common stock equivalents                    1.7
                                            ---------------------------
                                                538         259.9        $ 2.07
   Distributions on subsidiary trust
      preferred securities (after-tax)           21          12.3
                                            ---------------------------
      Diluted EPS                             $ 559         272.2        $ 2.05
                                                                       =========

Nine months ended September 30, 2002
   Earnings from continuing operations         $234         244.5
      Basic EPS                                                          $ 0.96
                                                                       =========
   Effect of dilutive securities
      Options and common stock equivalents                    0.9
                                            ---------------------------
      Diluted EPS                               234         245.4        $ 0.96
                                                                       =========
   Distributions on subsidiary trust
      preferred securities (after-tax)           20          12.3
                                            ---------------------------
      Antidilutive                            $ 254         257.7        $ 0.99
--------------------------------------------------------------------------------

Not included in the computation of diluted EPS for the nine months ended September 30, 2003 and 2002, were options outstanding to purchase approximately 9 million and 5.8 million shares, respectively, of common stock. These options were not included in the computation as the exercise prices were greater than average market prices of the common shares during the respective periods.

Basic and diluted earnings per common share for discontinued operations were as follows:

                                       For the Three Months  For the Nine Months
                                        Ended September 30,  Ended September 30,
--------------------------------------------------------------------------------
Millions except per share amounts              2003     2002      2003     2002
--------------------------------------------------------------------------------
Basic earnings per share of common stock:
 Discontinued operations:
  Earnings from discontinued operations         $ -      $ -       $ 8      $ 1
  Weighted average common shares outstanding  258.5    244.6     258.2    244.5
  Earnings from discontinued operations         $ -      $ -      0.03      $ -

Dilutive earnings per share of common stock:
 Discontinued operations:
  Earnings from discontinued operations         $ -      $ -       $ 8      $ 1
  Weighted average common shares outstanding  272.7    245.2     272.2    245.4
  Earnings from discontinued operations         $ -      $ -    $ 0.03      $ -
--------------------------------------------------------------------------------

                                      -10-

9.    Stock-Based Compensation

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

                                       For the Three Months  For the Nine Months
                                        Ended September 30,  Ended September 30,
--------------------------------------------------------------------------------
Millions except per share amounts              2003     2002      2003     2002
--------------------------------------------------------------------------------
Net earnings
As reported                                   $ 152     $ 99     $ 463    $ 235
  Add: Stock-based employee compensation
       expense included in reported net
       income, net of related tax effects
       and minority interests                     4        7        10       15
  Deduct: Total stock-based employee
          compensation expense determined
          under the fair value based method
          for all awards, net of related tax
          effects and minority interests         (5)     (13)      (15)     (32)
                                            ------------------------------------
 Pro forma net earnings                       $ 151     $ 93     $ 458    $ 218
                                            ====================================

 Net earnings per share:
    Basic - as reported                      $ 0.59   $ 0.41     $ 1.79  $ 0.96
    Basic - pro forma                        $ 0.58   $ 0.38     $ 1.78  $ 0.89
    Diluted - as reported                    $ 0.58   $ 0.41     $ 1.78  $ 0.96
    Diluted - pro forma                      $ 0.58   $ 0.38     $ 1.76  $ 0.89

10.   Comprehensive Income

The Company's comprehensive income was:

                                       For the Three Months  For the Nine Months
                                        Ended September 30,  Ended September 30,
--------------------------------------------------------------------------------
Millions of dollars                            2003     2002      2003     2002
--------------------------------------------------------------------------------
Net earnings                                  $ 152     $ 99      $ 463   $ 235
Change in unrealized holding gain
   on investments (a)                             8        -          8       -
Change in unrealized gain (loss)
   on hedging instruments (b)                    17      (26)        14     (35)
Reclassification adjustment for
   settled hedging contracts (c)                  5        -         16      (1)
Unrealized pension liability adjustments (d)    (21)       -        (21)      -
Unrealized foreign currency
   translation adjustments                        2      (55)       116     (23)
--------------------------------------------------------------------------------
Total comprehensive income                    $ 163     $ 18      $ 596   $ 176
================================================================================

(a) Net of tax effect of:                         5        -          5       -
(b) Net of tax effect of:                        10      (15)         8     (21)
(c) Net of tax effect of:                         3        -          9       -
(d) Net of tax effect of:                        12        -         12       -

                                      -11-

11.   Cash and Cash Equivalents

                                            At September 30,     At December 31,
                                            ------------------------------------
Millions of dollars                                   2003                 2002
--------------------------------------------------------------------------------
Cash                                                 $ 240                 $ 58
Time deposits                                          130                  110
Marketable securities                                  115                    -
--------------------------------------------------------------------------------
     Cash and cash equivalents                       $ 485                $ 168
================================================================================

The marketable securities at September 30, 2003 reflect the Company's short-term investment in a money market fund which invests in U.S. Treasury and other U.S. government agency obligations plus high quality bonds and commercial paper obligations of domestic corporations. The fund is rated "AAA" by Moody's Investors Service, Inc. and Standard & Poor's Ratings Services.

12.   Assets Held for Sale

The Company initiated a divestiture program in June 2003 that will involve approximately 100 fields in the Gulf of Mexico shelf and onshore, including associated pipelines. In the third quarter of 2003, the Company reached an agreement with Forest Oil Corporation ("Forest") for the sale of 70 properties. The sale of the majority of the 70 properties to Forest was completed in the fourth quarter of 2003 (see note 21). The Company expects to sell the rest of the properties by year-end. The Company has marked the assets to market at September 30, 2003, and does not anticipate material gains or losses upon the closing of the sales in the fourth quarter of 2003.

The Company's Unocal North Sumatra Geothermal, Ltd. subsidiary has agreed to sell its rights and interest in the Sarulla geothermal project on the island of Sumatra, Indonesia to the Indonesian state electricity company. The anticipated sales price is $60 million. The transaction is expected to close in the fourth quarter of 2003, and the Company expects to record an after-tax gain of approximately $15 million on the transaction.

The Company is in the process of selling its interests in the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile. The anticipated sales price is approximately $38 million. The transaction is expected to close early 2004, and the Company recorded a pre-tax impairment on the transaction of approximately $5 million in the third quarter of 2003.

Details of the assets and liabilities for the assets classified as held for sale, as of September 30, 2003, are presented below:

Millions of dollars            U.S. Lower 48    Midstream    Geothermal    Total
--------------------------------------------------------------------------------
Assets
Properties - net                    $ 305          $ 6          $ 26      $ 337
Other assets                            6           38             -         44
--------------------------------------------------------------------------------
      Total assets                  $ 311         $ 44          $ 26      $ 381
================================================================================

Liabilities
Accrued abandonment, restoration
   and environmental liabilities    $ 90          $ -           $ -       $ 90
Other deferred credits
   and liabilities                     7            -             -          7
--------------------------------------------------------------------------------
      Total liabilities             $ 97          $ -           $ -       $ 97
================================================================================

                                      -12-

13.   Postemployment Benefit Plans

The Company has numerous plans worldwide that provide eligible employees with retirement benefits. The Company also has medical plans that provide health care benefits for eligible employees and many of its retired employees.

The Company's 2003 restructuring plan and the sale of producing properties in the Gulf of Mexico region resulted in the termination of a significant number of employees (see note 6). As a result, the Company recognized $5 million in curtailment costs related to its Qualified Retirement and Post Retirement Welfare plans covering current and former U.S. payroll employees. This charge is reflected as a component of administrative and general expense in the consolidated income statement. As a result of these terminations the Company was required to remeasure these postretirement benefit obligations as of September 30, 2003 and the cost of these plans for the full year 2003.

In the third quarter of 2003 the Company recognized an additional $25 million in minimum pension liability as a result of the remeasurement of the obligations and assets of the Qualified Retirement Plan at September 30, 2003. The recognition of this additional liability resulted in an $8 million reduction in the intangible asset for unrecognized prior years' service costs and a pre-tax charge of $33 million ($21 million after-tax) to the other comprehensive income component of stockholders' equity.

The assumed rates to measure the benefit obligations, expected returns on assets and expense for the Qualified Retirement and Post Retirement Welfare plans were:

                                    Pension Benefits            Other Benefits
--------------------------------------------------------------------------------
                                 1st-3rd Qtr.  4th Qtr.   1st-3rd Qtr.  4th Qtr.
Rate assumptions                     2003         2003       2003         2003
--------------------------------------------------------------------------------
Discount rates                      6.75%       6.00%         6.75%       6.00%
Rates of salary increases           5.00%       5.00%         5.00%       5.00%
Expected returns on plan assets     8.50%       8.50%          N/A        N/A

The remeasurement will not have a material impact on pension related expenses for the full year 2003 as the increase in the interest cost component triggered by utilizing a lower discount rate at September 30 was offset by lower service cost as a result of the curtailments.

14.   Long Term Debt and Credit Agreements

During the first nine months of 2003, the Company's consolidated debt, including the current portion, increased by $109 million. The Company retired $89 million in 9.25% debentures and paid down $11 million of medium-term notes which matured. The Company also repurchased $15 million of the $200 million outstanding balance in 6.375% notes due in 2004, $10 million of the $350 million outstanding balance in 7.35% notes due in 2009 and repaid $20 million of 6.20% Industrial Development Revenue Bonds.

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

These decreases in debt and other financings were partially offset by $154 million drawn under the Overseas Private Investment Corporation ("OPIC") Financing Agreement for the first phase of the West Seno project in Indonesia. The Company and its co-venturer completed financing arrangements for a portion of the total costs of the project through two loans arranged with OPIC. One loan is for $300 million and covers the first phase, and the other loan is for $50 million and is for the second phase. The second phase loan will be subject to further due diligence by the lender. The initial draw down of $79 million in April 2003 has a floating rate that is adjusted weekly, which as of September 30, 2003 was set at 1.06%. The remaining $75 million drawn down is fixed at a rate of 2.41%.

Effective in the third quarter of 2003, FASB Interpretation No. 46 (see note 2 for further details) required the Company to consolidate assets and liabilities and results of operations of Dayabumi Salak Pratama, Ltd. ("DSPL"), resulting in the recording of an additional $78 million as long-term debt on the consolidated balance sheet at September 30, 2003.

At September 30, 2003, the 3-year $295 million Canadian dollar-denominated non-revolving credit facility was unchanged; however due to increasing strength of the Canadian dollar, borrowings under the credit facility translated to $216 million, using applicable foreign exchange rates, or a $30 million increase from year-end 2002.

15.   Variable Interest Entities

DSPL is a variable interest entity formed for the purpose of building and operating a geothermal energy fueled power generating facility in Indonesia. Under a long-term electricity sales contract, DSPL provides power to the Indonesian state-owned electricity company, PT. PLN (Persero) ("PLN"). Unocal Geothermal of Indonesia, Ltd. ("UGI") owns a 50 percent interest in DSPL and is under contract to administer DSPL operations. DSPL has no employees of its own. DSPL had loans and notes payable totaling $78 million at September 30, 2003. Neither UGI nor the Company has guaranteed DSPL's debt obligations, which are non-recourse. Effective in the third quarter of 2003, FASB Interpretation No. 46 (see note 2 for further details) required the Company to consolidate DSPL, resulting in the reporting of an additional $78 million as long-term debt on the consolidated balance sheet at September 30, 2003.

16.   Accrued Abandonment, Restoration and Environmental Liabilities

Effective January 1, 2003, the Company adopted SFAS No. 143 which increased its accrued abandonment and restoration liabilities by $268 million (see note 2 for further detail). At January 1, 2003 and September 30, 2003, the Company had accrued $758 million and $791 million, respectively, in estimated abandonment and restoration costs as liabilities. The increase in the liability account from January 1, 2003 was due to accrued pre-tax accretion expense of $33 million. Abandonment liability settlements totaled $13 million during the first nine months of 2003 and were offset by $13 million in new abandonment liabilities recorded during the period. There were no material revisions to existing abandonment and restoration liabilities during the first nine months of 2003. The Company's total accrued abandonment and restoration liabilities of $791 million at September 30, 2003, include $90 million in abandonment liabilities associated with assets held for sale (see note 12 for further detail). The September 30, 2003 liability amount represented approximately one-half of the Company's determinable abandonment and restoration costs adjusted for inflation.

The Company's reserve for environmental remediation obligations at September 30, 2003 totaled $265 million, of which $144 million was included in current liabilities. This compared with $245 million at December 31, 2002, of which $113 million was included in current liabilities.

17.   Commitments and Contingencies

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

As disclosed in note 16, at September 30, 2003, the Company had accrued $265 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable and reasonably estimable. The Company may also incur additional liabilities in the future at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to the stage where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $210 million. The amount of such possible additional costs reflects the aggregate of the high ends of the ranges of costs of feasible alternatives identified by the Company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because there are sites where the Company is not yet in a position to estimate all, or in some cases any, possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, and in some cases could change substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties.

The accrued costs and the possible additional costs are shown below for four categories of sites:

                                                          At September 30, 2003
                                                    ----------------------------
                                                                       Possible
                                                                      Additional
Millions of dollars                                       Reserve         Costs
--------------------------------------------------------------------------------
   Superfund and similar sites                              $ 16           $ 15
   Active Company facilities                                  32             30
   Company facilities sold with retained liabilities
     and former Company-operated sites                        99             80
   Inactive or closed Company facilities                     118             85
--------------------------------------------------------------------------------
      Total                                                $ 265          $ 210
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

At September 30, 2003, Unocal had received notifications from the U.S. Environmental Protection Agency ("EPA") that the Company may be a PRP at 22 sites and may share certain liabilities at these sites. Of the total, four sites are under investigation and/or litigation and the Company's potential liability is not presently determinable and for one site, the Company has denied responsibility. At one site the Company's potential liability appears to be de minimis. Of the remaining 16 sites, where the Company has concluded that liability is probable and to the extent costs can be reasonably estimated, a reserve of $12 million has been established for future remediation and settlement costs.

Various state agencies and private parties had identified 18 other similar PRP sites. Four sites are under investigation and/or litigation and the Company's potential liability is not presently determinable and at three sites the Company's potential liability appears to be de minimis. Where the Company has concluded that liability is probable and to the extent costs can be reasonably estimated at the remaining 11 sites, a reserve of $4 million has been established for future remediation and settlement costs.

The sites discussed above exclude 125 sites where the Company's liability has been settled, or where the Company has no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

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

Active Company facilities - Included in this category are:

o  The Molycorp molybdenum mine in Questa, New Mexico
o  The Molycorp lanthanide facility in Mountain Pass, California
o  Alaska oil and gas properties

The Company has a reserve of $32 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. The Company recorded provisions of $8 million during the first nine months of 2003 for the "Active Company facilities" category of sites. The provisions were primarily for the remedial investigation and feasibility study (RI/FS) being performed at a molybdenum mine located in Questa, New Mexico, that is owned by the Company's Molycorp, Inc. ("Molycorp") subsidiary. Molycorp has been working closely with the U.S. Environmental Protection Agency and the State of New Mexico in conducting the RI/FS at the mine during the year. The RI/FS is being performed to determine if past mining operations have had an adverse impact on the environment. Numerous additions and changes to the RI/FS scope have been required by the agencies, which will require a higher level of effort than originally projected.

The Company made payments of $9 million for this category of sites in the first nine months of 2003.

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

The Company has an aggregate reserve of $99 million for this group of sites. During the first nine months of 2003, provisions of $27 million for the "Company facilities sold with retained liabilities and former Company-operated sites" category were recorded. These provisions included the estimated cleanup costs for oil fields located in Michigan and California that were formerly operated by the Company. The estimated costs are based on assessments recently performed at the sites, higher than anticipated volumes of contaminated soil at existing sites and higher remediation costs for soil excavation and disposal than originally anticipated.

The provisions for this category of sites were also the result of revised remediation cost estimates that were identified during the first and second quarters of 2003 for former service station sites.

Payments of $32 million were made during the first nine months of 2003 for sites in this category.

Inactive or closed Company facilities - The major sites in this category are:

o  The Guadalupe oil field on the central California coast
o  The Molycorp Washington and York facilities in Pennsylvania
o  The Beaumont Refinery in Texas.

A reserve of $118 million has been established for these types of facilities. During the first nine months of 2003, the Company accrued $42 million related to sites in this category primarily for the Guadalupe oil field and for remediation projects at the Beaumont Refinery. For the Guadalupe oil field site, it was determined that contaminated soil excavated from the site will probably be taken to an offsite landfill for disposal. The soil is contaminated with diluent, a kerosene-like additive used in the field's former operations. Previously, the Company had planned to remediate the soil on-site; however, a preliminary draft report for the ecological risk study being conducted indicates that on-site remediation is not viable. The provisions recorded for the site include the costs for the offsite disposal alternative. The provisions recorded for the Guadalupe oil field also include estimated costs for remediation work that is ongoing at the site. This work includes groundwater monitoring, operation and maintenance of remedial systems, restoration, site assessment and regulatory agency oversight and permitting procedures. The provisions for these costs are based on data from various studies and assessments that have been completed for the site in conjunction with data provided by the project management system the Company has in place.

A provision was also recorded for the Company's former Beaumont, Texas refinery. The Company has been working with the Texas Commission on Environmental Quality ("TCEQ") to develop plans for closing impoundments used in the site's former operations and for other remediation projects. In the first nine months of 2003, the Company recorded a provision for the revised estimated costs of the impoundment closure plan based on the TCEQ initial draft permit that was issued for the site.

Payments of $11 million were made during the first nine months of 2003 for sites in this category.

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

The Company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities and for decommissioning costs at facilities that are under radioactive source materials licenses. Pursuant to a 1998 settlement agreement between the Company and the State of California (and the subsequent stipulated judgment entered by the Superior Court), the Company must provide financial assurance for anticipated costs of remediation activities at its inactive Guadalupe oil field. Also, pursuant to a 1995 settlement agreement between Molycorp and the California Department of Toxic Substances Control (and subsequent final judgment entered by the Superior Court), the Company must provide financial assurance for anticipated costs of disposing of certain wastes, as well as closing facilities associated with the handling of those wastes, at Molycorp's Mountain Pass, California, facility. At September 30, 2003, amounts in the remediation reserve for these facilities totaled $121 million, as included in the previously discussed "Active Company facilities" and "Inactive or closed Company facilities" categories. At those sites where investigations or feasibility studies have advanced to the stage of analyzing alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $55 million.

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

Based on a rigorous technical analysis of the data, the Company believes it has strong defenses to the allegations in the complaint applicable to both its former operations and facilities and the product liability claims, including the lack of evidence that its former service stations or activities are responsible for any contamination that has reached or threatens the wellfield. Subject to a lifting of a current stay of discovery due to ongoing settlement discussions among the parties the Company intends to request completion of limited discovery previously stayed that may support filing of appropriate motions for summary adjudication on the City's most significant claims.

For several years prior to the City's suit, the EPA and the California Regional Water Quality Control Board have asserted jurisdiction over contamination of groundwater potentially affecting the wellfield, and these agencies have issued a number of orders under RCRA and state law to the Shell defendants and the other defendant oil companies, including the Company, with respect to both investigation of individual facilities and regional contamination, and requiring replacement of water lost to the City, which Shell is currently providing. In January 2003, the EPA Regional Administrator for Region IX wrote to the settling parties advising that it intended to issue a unilateral order to all parties whose releases have been demonstrated to contribute to contamination in the Charnock Sub-Basin ordering cleanup of MTBE and TBA "hot spots," unless a settlement in principle among all concerned parties was reached by June 30, 2003. The Company has submitted to these agencies several technical analyses, which it believes demonstrate that its sites are not a part of any regional contamination problem, but, rather, present, at the most, localized issues which the Company, under agency oversight, has been successfully resolving. The Company met with senior EPA and Water Board Officials in May 2003 to discuss these issues, and the EPA has so far taken no action on its January 2003 letter, but continues to assert potential enforcement options if overall settlements are not reached.

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

In the Company Claim, the Company seeks declaratory relief in its favor against the allegations of Agrium set forth above and for judgment on the Retained Earnout in the amount of $17 million plus interest accrued subsequent to May 2002. Unocal is also seeking over $600,000 in reliability bonuses due under the GSA and reimbursement of over $5 million in royalties paid to the State of Alaska.

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

On July 16, 2003, the court approved an agreed stipulation between the parties to submit all issues under the GPSA to arbitration. The arbitration proceedings are scheduled to commence May 24, 2004. Discovery is now proceeding.

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

Tax matters

The Company believes it has adequately provided in its accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues impact not only the year in which the items arose, but also the Company's tax situation in other tax years. With respect to 1979-1984 taxable years, all issues raised for these years have now been settled, with the exception of the effect of the carryback of a 1993 net operating loss ("NOL") to tax year 1984 and resultant credit adjustments. The 1985-1990 taxable years are before the Appeals division of the Internal Revenue Service. All issues raised with respect to those years have now been settled, with the exception of the effect of the 1993 NOL carryback and resultant adjustments. The Joint Committee on Taxation of the U.S. Congress has reviewed the settled issues with respect to 1979-1990 taxable years and no additional issues have been raised. While all tax issues for the 1979-1990 taxable years have been agreed and reviewed by the Joint Committee, these taxable years will remain open due to the 1993 NOL carryback. The 1993 NOL results from certain specified liability losses, which occurred during 1993, and which resulted in a tax refund of $73 million. Consequently, these tax years will remain open until the specified liability loss, which gave rise to the 1993 NOL, is finally determined by the Internal Revenue Service and is either agreed to with the IRS or otherwise concluded in the Tax Court proceeding. In 1999, the United States Tax Court granted Unocal's motion to amend the pleadings in its Tax Court cases to place the 1993 NOL carryback in issue. The 1991-1994 taxable years are now before the Appeals division of the Internal Revenue Service. The 1995-1997 taxable years are before the Appeals division of the Internal Revenue Service. The 1998-2001 taxable years are now under examination by the Internal Revenue Service.

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

The Company has accrued probable and reasonably estimable assessment and remediation costs for the locations covered under these guarantees. These amounts are included in the "Company facilities sold with retained liabilities and former Company-operated sites" category of the Company's reserve for environmental remediation obligations. At September 30, 2003, the reserve for this category totaled $99 million. For those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $80 million. See the discussion elsewhere in this footnote for additional information regarding this category.

The Company has guaranteed the debt of certain joint ventures accounted for by the equity method. The majority of this debt matures evenly through the year 2014. The maximum potential amount of future payments the Company could be required to make is approximately $20 million.

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

Financial Assurance for Unocal Obligations

In the normal course of business, the Company has performance obligations which are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily cover self-insurance, site restoration, dismantlement and other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by the Company if drawn upon. At September 30, 2003, the Company had obtained various surety bonds for approximately $196 million. These surety bonds included a bond for $83 million securing the Company's performance under a fixed price natural gas sales contract for the delivery of 72 billion cubic feet of gas over a ten-year period that began in January of 1999 and will end in December of 2008 and approximately $113 million in various other routine performance bonds held by local, city, state and federal agencies. The Company also had obtained approximately $46 million in standby letters of credit at September 30, 2003, of which $17 million represented additional collateral related to the aforementioned fixed price natural gas sales contract. The Company has entered into indemnification obligations in favor of the providers of these surety bonds and letters of credit.

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

Approximately $165 million of the surety bonds, letters of credit and other guarantees that the Company is required to obtain or issue reflect obligations that are already included on the consolidated balance sheet in other current liabilities and other deferred credits. The surety bonds, letters of credit and other guarantees may also reflect some of the possible additional remediation liabilities discussed earlier in this note.

Other matters

The Company has a lease agreement relating to its Discoverer Spirit deepwater drillship, with a remaining term of approximately 24 months at September 30, 2003. The drillship has a current minimum daily rate of approximately $224,000. The future remaining minimum lease payment obligation was approximately $160 million at September 30, 2003.

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

18.   Financial Instruments and Commodity Hedging

Fair values of debt and other long-term instruments - The estimated fair value of the Company's long-term debt at September 30, 2003, including the current portion, was approximately $3.49 billion. The fair value was based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

The estimated fair value of Unocal Capital Trust's 6 1/4 % convertible preferred securities was approximately $530 million at September 30, 2003. The fair value was based on the closing trading price of the preferred securities on September 30, 2003.

Commodity hedging activities - The Company uses hydrocarbon derivatives to mitigate its overall exposure to fluctuations in hydrocarbon commodity prices. The Company recognized $1 million of gains due to ineffectiveness for cash flow and fair value hedges in the third quarter and $2 million in gains in the nine months period ended September 30, 2003. At September 30, 2003, the Company had approximately $19 million of after-tax deferred gains in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future commodity sales for the period beginning October 2003 through December 2005. Essentially all of the after-tax gains are expected to be reclassified to the consolidated earnings statement during the next twelve months.

Foreign currency contracts - At September 30, 2003, the Company had approximately $1 million of after-tax deferred gains in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future foreign currency denominated payment obligations through December 2003. This entire amount is expected to be reclassified to the consolidated earnings statement during the next twelve months.

Interest rate contracts - The Company enters into interest rate swap contracts to manage its debt with the objective of minimizing the volatility and magnitude of the Company's borrowing costs. The Company may also enter into interest rate option contracts to protect its interest rate positions, depending on market conditions. At September 30, 2003, the Company had approximately $23 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges of interest rate exposures through September 2012. Of this amount, $3 million in after-tax losses are expected to be reclassified to the consolidated earnings statement during the next twelve months.

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

19.   Supplemental Condensed Consolidating Financial Information

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

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Three months ended September 30, 2003
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                           $ -      $ -     $ 339          $ 1,313         $ (174)       $ 1,478
Interest, dividends and miscellaneous income             -        8        (3)               -             (7)            (2)
Gain on sales of assets                                  -        -        15               42              8             65
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                     -        8       351            1,355           (173)         1,541
Costs and other deductions
Purchases, operating and other expenses                  4        -       254              817           (164)           911
Depreciation, depletion and amortization                 -        -        61              170              -            231
Impairments                                              -        -        14               69              -             83
Dry hole costs                                           -        -         5                9              -             14
Interest expense                                         8        -        38                8             (9)            45
Distributions on convertible preferred securities        -        8         -                -              -              8
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                  12        8       372            1,073           (173)         1,292

Equity in earnings of subsidiaries                     161        -       189                -           (350)             -
Earnings from equity investments                         -        -        (1)              55              -             54
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests               149        -       167              337           (350)           303
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                            (3)       -         6              144              -            147
Minority interests                                       -        -         -                4              -              4
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                    152        -       161              189           (350)           152
Earnings from discontinued operations                    -        -         -                -              -              -
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                   $ 152      $ -     $ 161            $ 189         $ (350)         $ 152
=============================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
Three months ended September 30, 2002
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                           $ -      $ -     $ 310          $ 1,199         $ (210)       $ 1,299
Interest, dividends and miscellaneous income             1        8       (68)              65             (9)            (3)
Gain on sales of assets                                  -        -         1                -              -              1
-----------------------------------------------------------------------------------------------------------------------------
      Total revenues                                     1        8       243            1,264           (219)         1,297
Costs and other deductions
Purchases, operating and other expenses                  1        -       (52)           1,089           (210)           828
Depreciation, depletion and amortization                 -        -        81              164              -            245
Impairments                                              -        -         2                4              -              6
Dry hole costs                                           -        -         5               35              -             40
Interest expense                                         8        -        31                9             (8)            40
Distributions on convertible preferred securities        -        8         -                -              -              8
-----------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                   9        8        67            1,301           (218)         1,167

Equity in earnings of subsidiaries                     101        -       (13)               -            (88)             -
Earnings from equity investments                         -        -         1               34              -             35
-----------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                93        -       164               (3)           (89)           165
-----------------------------------------------------------------------------------------------------------------------------
Income taxes                                            (3)       -        63                8              -             68
Minority interests                                       -        -         -                2             (4)            (2)
-----------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                     96        -       101              (13)           (85)            99
Earnings from discontinued operations                    -        -         -                -              -              -
Cumulative effects of accounting changes                 -        -         -                -              -              -
-----------------------------------------------------------------------------------------------------------------------------
      Net earnings                                   $  96      $ -     $ 101            $ (13)        $  (85)         $  99
=============================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the nine months ended September 30, 2003
                                                          Unocal                 Non-
                                                 Unocal  Capital  Union Oil    Guarantor
Millions of dollars                             (Parent)  Trust   (Parent)   Subsidiaries   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                         $ -      $ -   $ 1,212         $ 4,528        $ (923)       $ 4,817
Interest, dividends and miscellaneous income           -       25        15               6           (28)            18
Gain on sales of assets                                -        -        49              58             8            115
-------------------------------------------------------------------------------------------------------------------------
      Total revenues                                   -       25     1,276           4,592          (943)         4,950
Costs and other deductions
Purchases, operating and other expenses                9        -       877           3,064          (914)         3,036
Depreciation, depletion and amortization               -        -       245             501             -            746
Impairments                                            -        -        17              69             -             86
Dry hole costs                                         -        -        63              32             -             95
Interest expense                                      25        1        97              25           (29)           119
Distributions on convertible preferred securities      -       24         -               -             -             24
-------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                34       25     1,299           3,691          (943)         4,106

Equity in earnings of subsidiaries                   490        -       594               -        (1,084)             -
Earnings from equity investments                       -        -         6             144             -            150
-------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests             456        -       577           1,045        (1,084)           994
-------------------------------------------------------------------------------------------------------------------------
Income taxes                                          (7)       -        40             415             -            448
Minority interests                                     -        -         -               8             -              8
-------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                  463        -       537             622        (1,084)           538
Earnings from discontinued operations                  -        -         8               -             -              8
Cumulative effects of accounting changes               -        -       (55)            (28)            -            (83)
-------------------------------------------------------------------------------------------------------------------------
      Net earnings                                 $ 463      $ -     $ 490           $ 594      $ (1,084)         $ 463
=========================================================================================================================

                                      -28-

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the nine months ended September 30, 2002
                                                          Unocal                 Non-
                                                 Unocal  Capital  Union Oil    Guarantor
Millions of dollars                             (Parent)  Trust   (Parent)   Subsidiaries   Eliminations   Consolidated
-------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                         $ -      $ -     $ 805         $ 3,501        $ (611)       $ 3,695
Interest, dividends and miscellaneous income           1       25       (61)             80           (28)            17
Gain (loss) on sales of assets                         -        -        15             (13)            -              2
-------------------------------------------------------------------------------------------------------------------------
      Total revenues                                   1       25       759           3,568          (639)         3,714
Costs and other deductions
Purchases, operating and other expenses                4        -       434           2,582          (612)         2,408
Depreciation, depletion and amortization               -        -       261             463             -            724
Impairments                                            -        -        23               4             -             27
Dry hole costs                                         -        -        22              59             -             81
Interest expense                                      25        1       109              27           (28)           134
Distributions on convertible preferred securities      -       24         -               -             -             24
-------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                29       25       849           3,135          (640)         3,398

Equity in earnings of subsidiaries                   249        -       313               -          (562)             -
Earnings from equity investments                       -        -         3             120             -            123
-------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests             221        -       226             553          (561)           439
-------------------------------------------------------------------------------------------------------------------------
Income taxes                                         (10)       -       (23)            236             -            203
Minority interests                                     -        -         -               5            (3)             2
-------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                  231        -       249             312          (558)           234
Earnings from discontinued operations                  -        -         -               1             -              1
Cumulative effects of accounting changes               -        -         -               -             -              -
-------------------------------------------------------------------------------------------------------------------------
      Net earnings                                 $ 231      $ -     $ 249           $ 313        $ (558)         $ 235
=========================================================================================================================

                                      -29-

CONDENSED CONSOLIDATED BALANCE SHEET
At September 30, 2003
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                      $    -  $   -     $    99      $    386       $        -     $    485
   Accounts and notes receivable - net                71      -         252           770              (84)       1,009
   Inventories                                         -      -          12           120                -          132
   Other current assets                                -      -         122            31                -          153
-----------------------------------------------------------------------------------------------------------------------------
      Total current assets                            71      -         485         1,307              (84)       1,779
Investments and long-term receivables - net        5,001      -       5,062           828           (9,988)         903
Properties - net                                       -      -       2,257         6,238               (3)       8,492
Other assets including goodwill                        4    541         172         2,517           (2,698)         536
-----------------------------------------------------------------------------------------------------------------------------
      Total assets                                $5,076  $ 541     $ 7,976      $ 10,890       $  (12,773)    $ 11,710
=============================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                               $   -   $   -     $   299      $    816       $      (71)    $  1,044
   Current portion of long-term debt
         and capital leases                           -       -         215            34                -          249
   Other current liabilities                          51      3         284           360              (14)         684
-----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                       51      3         798         1,210              (85)       1,977
Long-term debt and capital leases                      -      -       2,078           790                -        2,868
Deferred income taxes                                  -      -        (163)          872                -          709
Accrued abandonment, restoration
   and environmental liabilities                       -      -         447           465                -          912
Other deferred credits and liabilities               541      -         524         2,546           (2,696)         915
Minority interests                                     -      -           -           320             (292)          28

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent
   debentures                                          -    522           -             -                -          522

Stockholders' equity                               4,484     16       4,292         4,687           (9,700)       3,779
-----------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity  $5,076  $ 541     $ 7,976      $ 10,890       $  (12,773)    $ 11,710
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
=============================================================================================================================

                                      -31-

CONDENSED CONSOLIDATED CASH FLOWS
For the nine months ended September 30, 2003
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities              $  140  $   -     $   415      $  1,098          $     -       $1,653

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                        -      -        (336)         (960)               -       (1,296)
   Proceeds from sales of assets
      and discontinued operations                      -      -         150           204                -          354
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                  -      -        (186)         (756)               -         (942)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt and capital leases         -      -        (114)          112                -           (2)
   Dividends paid on common stock                   (155)     -           -             -                -         (155)
   Minority interests                                  -      -           -          (257)               -         (257)
   Other                                              15      -           2             3                -           20
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities (140)     -        (112)         (142)               -         (394)
-----------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                  -      -         117           200                -          317
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period       -      -         (18)          186                -          168
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $    -  $   -     $    99       $   386          $     -        $ 485
=============================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
For the nine months ended September 30, 2002
                                                            Unocal                  Non-
                                                  Unocal   Capital  Union Oil    Guarantor
Millions of dollars                              (Parent)   Trust   (Parent)    Subsidiaries    Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities              $  128  $   -     $    43      $  1,061          $     -       $1,232

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                        -      -        (303)         (945)               -       (1,248)
   Proceeds from sales of assets
      and discontinued operations                      -      -          23            41                -           64
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                  -      -        (280)         (904)               -       (1,184)
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt and capital leases         -      -         284          (114)               -          170
   Dividends paid on common stock                   (147)     -           -             -                -         (147)
   Minority interests                                  -      -           -            (6)               -           (6)
   Other                                              19      -           1             -                -           20
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities (128)     -         285          (120)               -           37
-----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents       -      -          48            37                -           85
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period       -      -          62           128                -          190
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $    -  $   -     $   110       $   165          $     -        $ 275
=============================================================================================================================

20.   Segment Data

The Company's reportable segments are: Exploration and Production, Trade, Midstream, and Geothermal and Power Operations. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate, carbon and minerals and activities relating to businesses that were sold, are included under the Corporate and Other heading.

Segment Information                                                       Exploration & Production                   Trade
For the Three Months                                            North America                 International
ended September 30, 2003
Millions of dollars                               U.S. Lower 48      Alaska      Canada     Far East    Other
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                                $ 147         $ 63       $ 39       $ 317    $ 61          $ 633
Other income (loss) (a)                                      47            -         12           -       1             (1)
Inter-segment revenues                                      248            -         36          67       -              -
---------------------------------------------------------------------------------------------------------------------------
Total                                                       442           63         87         384      62            632

Earnings from equity investments                              6            -          -          11       2              1

Earnings (loss) from continuing operations                   77           12         15         115      21              3
Earnings from discontinued operations                         -            -          -           -       -              -
Cumulative effects of accounting changes                      -            -          -           -       -              -
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                          77           12         15         115      21              3
---------------------------------------------------------------------------------------------------------------------------
Assets (at September 30, 2003)                            3,325          329      1,272       3,085     963            292
---------------------------------------------------------------------------------------------------------------------------

                                          Midstream   Geothermal               Corporate & Other                     Total
                                                       & Power
                                                     Operations       Admin   Net Interest Environmental
                                                                    & General    Expense   & Litigation   Other (b)
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                   $ 142         $ 41          $ -        $ -         $ -       $ 35     $ 1,478
Other income (loss) (a)                          6            2            -         (4)          -          -          63
Inter-segment revenues                           2            -            -          -           -       (353)          -
---------------------------------------------------------------------------------------------------------------------------
Total                                          150           43            -         (4)          -       (318)      1,541

Earnings from equity investments                17            5            -          -           -         12          54

Earnings (loss) from continuing operations      16           19          (21)       (32)        (33)       (40)        152
Earnings from discontinued operations            -            -            -          -           -          -           -
Cumulative effects of accounting changes         -            -            -          -           -          -           -
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             16           19          (21)       (32)        (33)       (40)        152
---------------------------------------------------------------------------------------------------------------------------
Assets (at September 30, 2003)                 654          608            -          -           -      1,182      11,710
---------------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

Segment Information                                                       Exploration & Production                   Trade
For the Three Months                                            North America                 International
ended September 30, 2002
Millions of dollars                               U.S. Lower 48      Alaska      Canada     Far East    Other
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                                $ 120         $ 64       $ 43       $ 283    $ 39          $ 623
Other income (loss) (a)                                       2            -         (1)          -       1             (1)
Inter-segment revenues                                      210            -          -          59      37              -
---------------------------------------------------------------------------------------------------------------------------
Total                                                       332           64         42         342      77            622

Earnings (loss) from equity investments                       -            -          -           9       2              1

Earnings (loss) from continuing operations                   13           10         (2)        129       7             (1)
Earnings from discontinued operations                         -            -          -           -       -              -
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                          13           10         (2)        129       7             (1)
---------------------------------------------------------------------------------------------------------------------------
Assets (at December 31, 2002)                             3,358          326      1,113       2,861     821            304
---------------------------------------------------------------------------------------------------------------------------

                                          Midstream   Geothermal               Corporate & Other                     Total
                                                       & Power
                                                     Operations       Admin   Net Interest Environmental
                                                                    & General    Expense   & Litigation   Other (b)
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                   $  58         $ 28          $ -        $ -         $ -       $ 41     $ 1,299
Other income (loss) (a)                          1           (8)           -          3           -          1          (2)
Inter-segment revenues                           3            -            -          -           -       (309)          -
---------------------------------------------------------------------------------------------------------------------------
Total                                           62           20            -          3           -       (267)      1,297

Earnings (loss) from equity investments         15           (3)          -          -           -          11          35

Earnings (loss) from continuing operations      17            5          (21)       (28)        (14)       (16)         99
Earnings from discontinued operations            -            -            -          -           -          -           -
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             17            5          (21)       (28)        (14)       (16)         99
---------------------------------------------------------------------------------------------------------------------------
Assets (at December 31, 2002)                  511          526            -          -           -        940      10,760
---------------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

                                      -34-

Segment Information                                                       Exploration & Production                   Trade
For the Nine Months                                             North America                 International
ended September 30, 2003
Millions of dollars                               U.S. Lower 48      Alaska      Canada     Far East    Other
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                                $ 449         $191       $134       $ 925    $202         $2,291
Other income (loss) (a)                                      96            -         12           -       1             (2)
Inter-segment revenues                                      920            -        115         230       -              1
---------------------------------------------------------------------------------------------------------------------------
Total                                                     1,465          191        261       1,155     203          2,290

Earnings from equity investments                             15            -          -          30       7              2

Earnings (loss) from continuing operations                  277           41         47         352      71             (2)
Earnings from discontinued operations                         -            -          -           -       -              -
Cumulative effects of accounting changes (b)                 11          (43)         4          13       -              -
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                         288           (2)        51         365      71             (2)
---------------------------------------------------------------------------------------------------------------------------
Assets (at September 30, 2003)                            3,325          329      1,272       3,085     963            292
---------------------------------------------------------------------------------------------------------------------------

                                          Midstream   Geothermal               Corporate & Other                     Total
                                                       & Power
                                                     Operations       Admin   Net Interest Environmental
                                                                    & General    Expense   & Litigation   Other (c)
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                   $ 411         $104          $ -        $ -         $ -       $110     $ 4,817
Other income (loss) (a)                          8            4            -          6           -          8         133
Inter-segment revenues                           6            -            -          -           -     (1,272)        -
---------------------------------------------------------------------------------------------------------------------------
Total                                          425          108            -          6           -     (1,154)      4,950

Earnings from equity investments                49           10            -          -           -         37         150

Earnings (loss) from continuing operations      52           38          (66)       (91)        (78)      (103)        538
Earnings from discontinued operations            -            -            -          -           -          8           8
Cumulative effects of accounting changes (b)    (2)           -            -          -           -        (66)        (83)
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             50           38          (66)       (91)        (78)      (161)        463
---------------------------------------------------------------------------------------------------------------------------
Assets (at September 30, 2003)                 654          608            -          -           -      1,182      11,710
---------------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Net of tax benefit $(48)
(c) Includes eliminations and consolidation adjustments.

Segment Information                                                       Exploration & Production                   Trade
For the Nine Months                                             North America                 International
ended September 30, 2002
Millions of dollars                               U.S. Lower 48      Alaska      Canada     Far East    Other
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                                $ 357         $188       $143       $ 800    $ 99         $1,723
Other income (loss) (a)                                       6            -         (1)          -       1             (1)
Inter-segment revenues                                      610            -          -         173      78              1
---------------------------------------------------------------------------------------------------------------------------
Total                                                       973          188        142         973     178          1,723

Earnings (loss) from equity investments                       -            -          -          26       6              1

Earnings (loss) from continuing operations                   37          ( 1)        (5)        332      31              1
Earnings from discontinued operations                         -            -          -           -       -              -
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                          37          ( 1)        (5)        332      31              1
---------------------------------------------------------------------------------------------------------------------------
Assets (at December 31, 2002)                             3,358          326      1,113       2,861     821            304
---------------------------------------------------------------------------------------------------------------------------

                                          Midstream   Geothermal               Corporate & Other                     Total
                                                       & Power
                                                     Operations       Admin   Net Interest Environmental
                                                                    & General    Expense   & Litigation   Other (b)
---------------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                   $ 197         $ 89          $ -        $ -         $ -       $ 99     $ 3,695
Other income (loss) (a)                          3           (4)           -         11           -          4          19
Inter-segment revenues                           9            -            -          -           -       (871)          -
---------------------------------------------------------------------------------------------------------------------------
Total                                          209           85            -         11           -       (768)      3,714

Earnings (loss) from equity investments         52           (1)           -          -           -         39         123

Earnings (loss) from continuing operations      59           25          (64)       (93)        (50)       (38)        234
Earnings from discontinued operations            -            -            -          -           -          1           1
---------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                             59           25          (64)       (93)        (50)       (37)        235
---------------------------------------------------------------------------------------------------------------------------
Assets (at December 31, 2002)                  511          526            -          -           -        940      10,760
---------------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

21.   Subsequent Events

In October 2003, the Company announced a $300 million tender offer to repurchase debt securities due in 2005 and 2008. During October, the Company repurchased $194 million of debt principal through the tender offer at a premium of $21 million, including $115 million of the $200 million 7.20 percent notes due in 2005 and $79 million of the $100 million 6.50 percent notes due in 2008. In addition, through open market transactions, the Company repurchased an additional $96 million of various notes due from 2004 through 2009 at a premium of $12 million with an average interest rate of 6.20 percent, bringing the total repurchases to $290 million subsequent to September 30, 2003.

In late October and early November 2003, the Company completed the sale of the majority of the 70 properties held for sale in the Gulf of Mexico and onshore Louisiana to Forest Oil for net proceeds totaling $218 million. This price includes adjustments that take into account the July 1, 2003 effective date of the sale (see notes 5 and 12 for discussions related to these assets).
In addition, the sales of properties with preferential rights still outstanding are expected to close later in the fourth quarter of 2003.
The Company has marked these assets to market at September 30, 2003, and does not anticipate material gains or losses upon the closing of the sales.

In late October 2003, the Company completed a property exchange with Apache Corporation that consolidated both companies' interests in two oil and gas fields in the Gulf of Mexico region. Under the terms of the exchange, the Company received Apache's 13 percent working interest in the Unocal-operated Ship Shoal 208 field and an undisclosed amount of cash in exchange for Unocal's majority interest in the Lake Pagie field in Terrebone Parish, Louisiana. The Company now holds 100 percent of the Ship Shoal 208 field, which covers three Gulf of Mexico blocks. The Company expects to record a pre-tax gain of approximately $21 million from the transaction in the fourth quarter 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the consolidated financial condition and results of operations of the Company should be read in conjunction with Management's Discussion and Analysis in Item 7 of Unocal's 2002 Annual Report on Form 10-K.

                              CONSOLIDATED RESULTS

                                        For the Three Months For the Nine Months
                                        Ended September 30,  Ended September 30,
                                        ----------------------------------------
Millions of dollars                      2003      2002        2003        2002
--------------------------------------------------------------------------------
Earnings from continuing operations     $ 152      $ 99       $ 538       $ 234
Earnings from discontinued operations       -         -           8           1
Cumulative effects of accounting changes    -         -         (83)          -
--------------------------------------------------------------------------------
Net earnings                            $ 152      $ 99       $ 463       $ 235
================================================================================

Continuing Operations

Third Quarter Results: Earnings from continuing operations were $152 million in the third quarter of 2003, which was an increase of $53 million compared to the same quarter a year ago, primarily reflecting improved results from the Company's exploration and production operations due to higher worldwide natural gas and liquids prices. Higher worldwide commodity prices increased net earnings by approximately $100 million. The Company's worldwide average realized natural gas price, with no impact from hedging activities in the current quarter, was $3.60 per Mcf. This was an increase of 81 cents per Mcf, or 29 percent, from the $2.79 per Mcf realized during the same period a year ago, which included a gain of one cent per Mcf from hedging activities. In the current quarter, the Company's worldwide average realized liquids price was $27.28 per Bbl, which was an increase of $2.47 per Bbl, or 10 percent, from the same period a year ago. The Company's hedging program lowered the average realized liquids price by 6 cents per Bbl in the current quarter while the third quarter of the prior year included a loss of one cent per Bbl from hedging activities. The current quarter also included gains on asset sales of approximately $30 million after-tax related to the sale of the Company's shares in Tom Brown, Inc. ("TBI") (see note 4 to the consolidated financial statements in Item 1 of this report) and other oil and gas properties. Exploration expenses, including dry hole costs, were approximately $25 million lower in the third quarter of 2003 compared to the same period a year ago primarily as a result of lower dry hole costs in North America and lower amortization of exploratory leasehold costs worldwide. The geothermal and power operations added $14 million in earnings improvement in the current quarter as compared to the same period a year ago, primarily as a result of higher steam prices and generation in Indonesia and the impact of foreign exchange gains on the results from the Company's equity interests in gas-fired power plants in Thailand. The third quarter of 2002 included an after-tax loss of $5 million in mark-to-market accruals and realized gains/losses for non-hedge commodity derivatives recorded by the Company's Northrock Resources Ltd. ("Northrock") subsidiary.

These positive variance factors were partially offset by approximately $50 million in higher after-tax impairments compared to the same period a year ago, which was primarily related to the assets held for sale. In addition, worldwide production for the current quarter was 441,000 BOE/d down from 466,000 BOE/d for the same period a year ago due primarily to lower North America production which reduced net earnings by approximately $10 million in the current quarter compared with the same period a year ago. North America liquids production averaged 80,000 Bbl/d in the current quarter, down from 92,000 Bbl/d in the same period a year ago, while natural gas production averaged 734 MMcf/d in the current quarter, down from 867 MMcf/d in the same period a year ago. Most of the production decline was due to natural declines in existing fields in the Gulf of Mexico and the divestiture of various properties in Canada, onshore U.S. and the Gulf of Mexico during the first nine months of 2003. In addition, the Company's minerals operations contributed approximately $10 million after-tax of lower earnings in the current quarter as compared to the third quarter of 2002. Higher pension related expenses also reduced net earnings by approximately $10 million in the current quarter compared to the same period a year ago.

The Company's after-tax environmental and litigation expenses were $38 million in the current quarter of 2003, compared with $25 million in the same period a year ago, primarily reflecting higher outside litigation support costs. The current quarter also includes an additional $6 million after-tax charge related to the Company's 2003 restructuring plan.

Nine Months Results: Earnings from continuing operations were $538 million in the first nine months of 2003 compared to $234 million for the same period a year ago. Higher worldwide commodity prices increased net earnings by approximately $400 million. The Company's worldwide average realized natural gas price, including a loss of 11 cents per Mcf from hedging activities, was $3.68 per Mcf in the first nine months of 2003. This was an increase of 96 cents per Mcf, or 35 percent, from the $2.72 per Mcf, including a benefit of 4 cents per Mcf from hedging activities, realized during the first nine months of 2002. In the first nine months of 2003, the Company's worldwide average realized liquids price was $27.36 per Bbl, which was an increase of $4.98 per Bbl, or 22 percent, from the same period a year ago. The Company's hedging program lowered the average realized liquids price by 19 cents per Bbl in the first nine months of 2003 while the first nine months of 2002 included a gain of one cent per Bbl from hedging activities. International production increases also contributed approximately $35 million in higher earnings, primarily from higher Thailand liquids and natural gas production. The first nine months of 2003 included after-tax gains of approximately $60 million from asset sales, including the sale of all of the Company's stock holding in Matador Petroleum Corporation ("Matador") and the majority of its shares in TBI (see note 4 to the consolidated financial statements in Item 1 of this report). The geothermal and power operations added $13 million in earnings improvement in the nine months period of 2003 as compared to the same period a year ago, primarily as a result of the amended Salak agreements in Indonesia and the positive impact of foreign exchange rates on results from the Company's equity interests in gas-fired power plants in Thailand. The results in the first nine months of 2003 included an after-tax gain of $4 million in mark-to-market accruals and realized gains/losses for non-hedge commodity derivatives recorded by Northrock, compared with a $5 million after-tax loss in the same period a year ago.

These 2003 positive variance factors were partially offset by lower North America production, the aforementioned higher asset impairments, higher pension related expenses and higher dry hole costs, which reduced net earnings by approximately $40 million, $40 million, $30 million and $10 million, respectively, in the first nine months of 2003 compared with the same period a year ago. North America liquids production averaged 84,000 Bbl/d in the first nine months of 2003, down from 96,000 Bbl/d a year ago, while natural gas production averaged 800 MMcf/d down from 910 MMcf/d for the nine months period a year ago. Most of the production decline was due to natural declines in existing fields in the Gulf of Mexico and the divestiture of various properties in Canada, onshore U.S. and the Gulf of Mexico. In addition, the Company's minerals operations contributed approximately $20 million after-tax of lower earnings in the nine months period of 2003 as compared to the same period a year ago. After-tax environmental and litigation expenses were $83 million in the first nine months of 2003, compared with $62 million in the same period a year ago, primarily due to higher litigation expenses including related outside support costs. The first nine months of 2003 included the company-wide $23 million restructuring charge, while the same period a year ago included a $12 million restructuring charge for the Gulf Region business unit.

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

Revenues

Revenues from continuing operations for the third quarter of 2003 were $1.54 billion compared with $1.3 billion for the same period a year ago. In the first nine months of 2003, total revenues from continuing operations were $4.95 billion compared with $3.71 billion for the same period a year ago. The increases, in both the quarter and nine months amounts, primarily reflected higher crude oil and natural gas prices.

OPERATING HIGHLIGHTS                                          UNOCAL CORPORATION

                                       For the Three Months For the Nine Months
                                         Ended September 30, Ended September 30,
                                       -----------------------------------------
                                                 2003    2002     2003     2002
--------------------------------------------------------------------------------
North America Net Daily Production
  Liquids (thousand barrels)
     U.S. Lower 48 (a) (b)                         42      52       45       54
     Alaska                                        21      24       22       25
     Canada                                        17      16       17       17
--------------------------------------------------------------------------------
          Total liquids                            80      92       84       96
  Natural gas - dry basis (million cubic feet)
     U.S. Lower 48 (a) (b)                        595     716      650      740
     Alaska                                        49      61       59       79
     Canada                                        90      90       91       91
--------------------------------------------------------------------------------
          Total natural gas                       734     867      800      910
North America Average Prices (excluding hedging activities) (c)
  Liquids (per barrel)
     U. S. Lower 48                           $ 27.92 $ 24.85  $ 28.04  $ 22.24
     Alaska                                   $ 29.39 $ 26.10  $ 29.87  $ 23.36
     Canada                                   $ 24.02 $ 22.70  $ 25.37  $ 20.29
          Average                             $ 27.47 $ 24.79  $ 27.96  $ 22.18
  Natural gas (per mcf)
     U. S. Lower 48                            $ 4.78  $ 2.95   $ 5.39   $ 2.78
     Alaska                                    $ 1.46  $ 1.20   $ 1.27   $ 1.48
     Canada                                    $ 4.96  $ 2.08   $ 5.24   $ 2.38
          Average                              $ 4.57  $ 2.73   $ 5.05   $ 2.62
--------------------------------------------------------------------------------
North America Average Prices (including hedging activities) (c)
  Liquids (per barrel)
     U. S. Lower 48                           $ 27.71 $ 24.84  $ 27.37  $ 22.28
     Alaska                                   $ 29.39 $ 26.10  $ 29.87  $ 23.36
     Canada                                   $ 24.02 $ 22.70  $ 25.37  $ 20.29
          Average                             $ 27.36 $ 24.78  $ 27.59  $ 22.20
  Natural gas (per mcf)
     U. S. Lower 48                            $ 4.82  $ 2.97   $ 5.11   $ 2.87
     Alaska                                    $ 1.46  $ 1.20   $ 1.27   $ 1.48
     Canada                                    $ 4.64  $ 2.10   $ 4.93   $ 2.44
          Average                              $ 4.57  $ 2.75   $ 4.79   $ 2.69
--------------------------------------------------------------------------------

(a)Includes proportional interests in production of equity investees.
(b)Includes minority interests of :
                                    Liquids         -      8          1       8
                                Natural gas         -     94          7      96
                     Barrels oil equivalent         -     24          2      24
(c)Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.

                                      -40-

OPERATING HIGHLIGHTS (CONTINUED)                              UNOCAL CORPORATION

                                       For the Three Months For the Nine Months
                                         Ended September 30, Ended September 30,
                                       -----------------------------------------
                                                 2003    2002     2003     2002
--------------------------------------------------------------------------------
International Net Daily Production (d)
  Liquids  (thousand barrels)
     Far East                                      59      52       58       53
     Other (a)                                     20      20       20       20
--------------------------------------------------------------------------------
          Total liquids                            79      72       78       73
  Natural gas - dry basis (million cubic feet)
     Far East                                     883     859      888      855
     Other (a)                                     74      83       91       79
--------------------------------------------------------------------------------
          Total natural gas                       957     942      979      934
International Average Prices (d) (e)
  Liquids (per barrel)
     Far East                                  $26.65  $23.99   $26.92   $21.95
     Other                                     $29.19  $26.94   $27.74   $24.62
          Average                              $27.20  $24.84   $27.11   $22.62
  Natural gas (per mcf)
     Far East                                   $2.86   $2.84    $2.79    $2.74
     Other                                      $2.93   $2.80    $2.88    $2.70
          Average                               $2.87   $2.83    $2.80    $2.74
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Worldwide Net Daily Production (a) (b) (d)
  Liquids  (thousand barrels)                     159     164      162      169
  Natural gas - dry basis (million cubic feet)  1,691   1,809    1,779    1,844
  Barrels oil equivalent (thousands)              441     466      458      476
Worldwide Average Prices (excluding hedging activities) (c)
  Liquids (per barrel)                         $27.34  $24.82    $27.55  $22.37
  Natural gas (per mcf)                         $3.60   $2.78     $3.79   $2.68
Worldwide Average Prices (including hedging activities) (c) (e)
  Liquids (per barrel)                         $27.28  $24.81    $27.36  $22.38
  Natural gas (per mcf)                         $3.60   $2.79     $3.68   $2.72
--------------------------------------------------------------------------------

(a)Includes proportional interests in production of equity investees.
(b)Includes minority interests of :
                                    Liquids         -      8          1       8
                                Natural gas         -     94          7      96
                     Barrels oil equivalent         -     24          2      24
(c)Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.
(d)International production is presented utilizing the economic interest method.
(e)International did not have any hedging activities.

Selected Costs and Other Deductions

Administrative and general expense in 2003 included a $27 million pre-tax charge as a result of the restructuring program announced in June and an additional $10 million pre-tax restructuring charge in September. The increase in administrative and general expense also reflected higher pension-related expenses in 2003.

Exploration and Production

The Company engages in oil and gas exploration, development and production worldwide. The results of this segment are discussed under the geographical breakdown of North America and International:

North America - Included in this category are the U.S. Lower 48, Alaska and Canada oil and gas operations. The emphasis of the U.S. Lower 48 operations is on the onshore, the shelf and deepwater areas of the Gulf of Mexico region and the Permian and San Juan Basins in west Texas and New Mexico. A substantial portion of the crude oil and natural gas produced in the U.S. Lower 48 operations is sold to the Company's Trade business segment. Natural gas produced by Northrock in Canada is also sold to the Company's Trade business segment. The remainder of U.S. Lower 48 and Canada production is sold to third parties. In Alaska, the majority of natural gas production, pursuant to agreements with the purchaser of the Company's former agricultural products business, is sold to a fertilizer plant in Nikiski, Alaska. In addition, the Company uses hydrocarbon derivative financial instruments such as futures, swaps and options to hedge portions of the Company's exposure to commodity price fluctuations.

Third Quarter Results: Earnings from continuing operations were $104 million in the third quarter of 2003 compared to $21 million for the same period a year ago, which was an increase of $83 million. The increase was primarily due to higher natural gas and liquids prices, which increased net earnings by approximately $90 million. In addition, the current quarter included approximately $30 million after-tax in gains on asset sales primarily from the sale of TBI stock. The current quarter results also reflected approximately $20 million after-tax in lower exploration expenses, including dry hole costs. The third quarter of 2002 included an after-tax loss of $5 million in mark-to-market accruals and realized gains/losses for non-hedge commodity derivatives recorded by Northrock. These positive factors were partially offset by lower natural gas and liquids production, which reduced after-tax earnings by approximately $10 million. The current quarter also included after-tax impairment charges of $47 million primarily related to the Gulf of Mexico assets held for sale.

Nine Months Results: Earnings from continuing operations were $365 million in the first nine months of 2003 compared to $31 million for the same period a year ago. The increase was primarily due to higher natural gas and liquids prices, which increased net earnings by approximately $355 million. In addition, the Company recorded approximately $55 million after-tax in asset sale gains, primarily from the sale of TBI and Matador common stock. The first nine months of 2003 included an after-tax gain of $4 million in mark-to-market accruals and realized gains/losses for non-hedge commodity derivatives recorded by Northrock, while the comparable period a year ago included an after-tax loss of $5 million.

These positive factors were partially offset by the aforementioned impairments primarily related to the Gulf of Mexico assets held for sale, lower natural gas and liquids production, higher exploration expenses including dry hole costs, which reduced after-tax earnings by approximately $47 million, $40 million and $25 million, respectively. The nine months period of 2002 included a $12 million after-tax impairment in the Alaska business unit and a $12 million after-tax restructuring charge in the Gulf Region business unit.

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

Third Quarter Results: Earnings from continuing operations totaled $136 million in the current quarter, unchanged from the same period a year ago. Higher liquids and natural gas prices improved net earnings by $11 million. The results for the current quarter also benefited from $7 million in lower exploration expenses, including dry hole costs. These positive factors were offset by approximately $15 million in increased income tax expense due to higher effective tax rates, primarily caused by a weakening in the U.S. dollar against the Thai baht.

Nine Months Results: Earnings from continuing operations totaled $423 million in the first nine months of 2003 compared to $363 million in the same period a year ago, which was an increase of $60 million. The increase was primarily due to approximately $55 million in higher liquids and natural gas prices and $35 million in higher liquids and natural gas production. These positive factors were partially offset by approximately $25 million in higher DD&A expense (including asset retirement obligation accretion) and $5 million in increased income taxes due to higher effective tax rates, primarily due to the weakening of the U.S. dollar against the Thai baht. The higher natural gas production was primarily from increased demand tied to higher electric power needs in Thailand and higher production in Bangladesh. Higher liquids production was due to the Yala-Plamuk and Pailin Phase 2 projects in Thailand.

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

Third Quarter Results: Earnings from continuing operations totaled $3 million in the current quarter compared to a loss of $1 million in the same period a year ago. The higher results reflect gains from natural gas and crude oil trading activities, which were positively impacted by volatile commodity prices.

Sales and operating revenues from the Trade business segment were $633 million in the current quarter compared to $623 million in the same quarter a year ago, which was an increase of $10 million. These revenues represented approximately 43 percent and 48 percent of the Company's total sales and operating revenues for the third quarters of 2003 and 2002, respectively. Increases in natural gas and crude oil revenues, as a result of higher prices, were partially offset by lower natural gas and crude oil volumes.

Nine Months Results: The results for the first nine months were a loss of $2 million compared to earnings of $1 million in the same period a year ago. The decrease was primarily due to lower results related to domestic crude oil and natural gas marketing activities, which were negatively impacted by volatile commodity prices.

Sales and operating revenues were $2.29 billion in the first nine months of 2003 compared to $1.72 billion in the same period a year ago, which was an increase of` $568 million. These revenues represented approximately 48 percent and 47 percent of the Company's total sales and operating revenues for the first nine months of 2003 and 2002, respectively. In the first nine months of 2003, natural gas revenues increased by approximately $414 million and crude oil revenues increased by approximately $157 million, primarily due to higher commodity prices, as compared to the same period a year ago. Higher commodity prices were partially offset by lower crude oil and natural gas volumes.

MIDSTREAM

The Midstream segment is comprised of the Company's equity interests in certain petroleum pipeline companies, wholly-owned pipeline systems throughout the U.S., and the Company's North America gas storage business.

Third Quarter Results: Earnings from continuing operations totaled $16 million in the current quarter compared to $17 million in the same period a year ago. The decrease was due primarily to $4 million after-tax in impairments related to the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile and a U.S. pipeline associated with exploration and production assets held for sale in the Gulf of Mexico region. The results for the prior year quarter included a $2 million after-tax impairment of assets of a U.S. pipeline company in which the Company owns an equity interest.

Nine Months Results: Earnings from continuing operations totaled $52 million in the first nine months of 2003 compared to $59 million in the same period a year ago. The decrease was due primarily to $5 million in lower results from the pipelines and gas storage businesses and $3 million from expenses related to the Baku-Tbilisi-Ceyhan ("BTC") pipeline project. The nine months results of 2003 and 2002 also reflect the aforementioned asset impairments.

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

Third Quarter Results: Earnings from continuing operations totaled $19 million in the current quarter compared to $5 million in the same period a year ago. The current period results were positively impacted by higher steam prices and generation in Indonesia. In addition, the current period benefited from improved results from the Company's equity interests in gas-fired power plants in Thailand.

Nine Months Results: Earnings from continuing operations totaled $38 million in the first nine months of 2003 compared to $25 million in the same period a year ago. The current period results reflect improvements from the amended Salak agreements in Indonesia. In addition, the nine months results in 2003 reflect higher results from the Company's equity interests in gas-fired plants in Thailand and lower non-exploration and production business development expenses as compared to the same period a year ago.

CORPORATE AND OTHER

Corporate and Other includes general corporate overhead, miscellaneous operations (including real estate activities, carbon and minerals) and other corporate unallocated costs (including environmental and litigation expense). Net interest expense represents interest expense, net of interest income and capitalized interest.

Third Quarter Results: The results for the current quarter were a loss of $126 million compared to a loss of $79 million in the same period a year ago. After-tax expenses for environmental and litigation matters for the current quarter were $38 million compared to $25 million after-tax for the same period a year ago, primarily reflecting higher outside litigation support costs. In addition, the current quarter reflected approximately $10 million after-tax in lower results from the Company's minerals business, $10 million after-tax in higher pension related expenses, a $6 million in restructuring charge and $4 million in higher net after-tax interest expense primarily due to lower interest income and lower capitalized interest.

Nine Months Results: The results for the first nine months were a loss of $338 million compared to a loss of $245 million in the same period a year ago. The first nine months of 2003 included $23 million after-tax restructuring charge and higher pension related expenses of approximately $30 million. After-tax expenses for environmental and litigation matters for the nine months of 2003 were $83 million compared to $63 million after-tax for the same period a year ago. In addition, the nine months results of 2003 reflect approximately $20 million after-tax in lower earnings from the minerals business.

Restructuring

In June 2003, the Company accrued a $27 million pre-tax restructuring charge and adopted a plan for streamlining the organizational structures in order to align them with the Company's portfolio requirements and business needs. In the third quarter of 2003, the Company accrued an additional $10 million pre-tax restructuring charge to reflect continued streamlining of the organizational structures. The charge is included in selling, administrative and general expense on the consolidated earnings statement. The following table reflects the 2003 restructuring activity by quarter:
----------------------- ----------------- ----------- ------------ -------------
Millions of dollars     # Employees added              Training /    Post-
(except employees)       to restructuring Termination Outplacement retirement
                               plan          Costs       Costs     Benefit Costs
----------------------- ----------------- ----------- ------------ -------------
1st Quarter Accrual              -             -           -            -
----------------------- ----------------- ----------- ------------ -------------
1st Quarter Payments                           -           -            -
----------------------- ----------------- ----------- ------------ -------------
Liability at 3/31/2003                         -           -            -
----------------------- ----------------- ----------- ------------ -------------
2nd Quarter Accrual             219           21           2            4
----------------------- ----------------- ----------- ------------ -------------
2nd Quarter Payments                           -           -            -
----------------------- ----------------- ----------- ------------ -------------
Liability at 6/30/2003                        21           2            4
----------------------- ----------------- ----------- ------------ -------------
3rd Quarter Accrual             127            9           -            1
----------------------- ----------------- ----------- ------------ -------------
3rd Quarter Payments                           2           -            -
----------------------- ----------------- ----------- ------------ -------------
Liability at 9/30/2003                        28           2            5
----------------------- ----------------- ----------- ------------ -------------

The majority of the liabilities are expected to be paid in 2003 and 2004. At September 30, 2003, 321 of 346 employees had been terminated or had been advised of planned termination dates as a result of the plan.

In June 2002, the Company's Gulf Region business unit, which is part of the U.S. Lower 48 operations in the Exploration and Production segment, adopted a restructuring plan that resulted in the accrual of a $19 million pre-tax restructuring charge. The charge included the estimated costs of terminating 202 employees, all of whom were terminated in 2002. At September 30, 2003, approximately $18 million of the restructuring costs had been paid and charged against the liability, leaving accrued costs of $1 million on the consolidated balance sheet. The remaining costs are expected to be paid by the end of 2003.

In November 2002, the Company adopted a restructuring plan that resulted in the accrual of a $4 million pre-tax restructuring charge related to Exploration and Production operations in Alaska. The restructuring charge reflected the costs of terminating 46 employees, of whom 43 had been terminated as of September 30, 2003. At September 30, 2003, approximately $3 million of the restructuring costs had been paid. The plan will essentially be completed at the end of 2003.

FINANCIAL CONDITION

Cash flows from operating activities, including working capital and other changes, were $1.65 billion for the nine months ended September 30, 2003, compared with $1.23 billion for the same period a year ago. The increase principally reflected the effects of higher worldwide commodity prices. The positive impact from higher prices was partially offset by higher income tax payments, compared to the same period a year ago, and the repayment of the outstanding balance under the Company's accounts receivable securitization program.

Pre-tax proceeds from asset sales (including those classified as discontinued operations) were $354 million for the nine months ended September 30, 2003. The Company received $122 million from the sale of most of its shares in Tom Brown Inc. and $80 million from the sale of its common stock in Matador. The Company also completed the sale of various properties in Canada, onshore U.S. and the Gulf of Mexico, which netted the Company approximately $118 million in proceeds. Other miscellaneous property sales netted the Company $23 million in proceeds and $11 million related to a participation payment was received from the purchaser of the Company's former West Coast refining, marketing and transportation assets covering price differences between California Air Resources Board Phase 2 gasoline and conventional gasoline. Pre-tax proceeds from asset sales (including those classified as discontinued operations) were $64 million for the nine months ended September 30, 2002. These proceeds included $29 million from the sale of oil and gas producing properties in the U.S. by the Company's Pure subsidiary. Sale proceeds also included $17 million from various other oil and gas asset sales, $15 million in other miscellaneous properties and $3 million related to the aforementioned participation payment.

Capital expenditures were $1.3 billion for the first nine months of 2003 compared with $1.25 billion in the same period a year ago. Capital expenditures for 2003 are currently forecast at approximately $1.75 billion. Capital expenditures reflect higher spending on development projects, including the Caspian crude oil development and the Baku-Tbilisi-Ceyhan ("BTC") pipeline project, the West Seno field in deepwater Indonesia and Mad Dog field in the Gulf of Mexico. In the first nine months of 2003, the Company's capital expenditures included approximately $580 million for the development of undeveloped proved oil and gas reserves, primarily in Indonesia, Azerbaijan, Thailand and the deepwater Gulf of Mexico.

The Company's total consolidated debt, including current maturities, at September 30, 2003, was $3.12 billion, approximately $100 million more than at the end of 2002. During the first nine months of 2003, the Company retired $89 million in 9.25% debentures and paid down $10 million of medium-term notes which matured. The Company also repurchased $15 million of the $200 million outstanding balance in 6.375% notes due in 2004, $10 million of the $350 million outstanding balance in 7.35% notes due in 2009 and repaid $20 million of 6.20% Industrial Development Revenue Bonds. In addition, the Company prepaid a $5 million capital lease on a natural gasoline plant and paid down an additional $7 million of miscellaneous debt. These decreases in debt and capital leases were offset by $154 million drawn under the Overseas Private Investment Corporation ("OPIC") Financing Agreement for the first phase of the West Seno development project in Indonesia. In addition, effective in the third quarter of 2003, FASB Interpretation No. 46 required the Company to consolidate DSPL, resulting in the reporting of $78 million as long-term debt on the consolidated balance sheet at September 30, 2003.

In July the Company paid off the $252 million limited partner interest in Spirit Energy 76 Development, L.P. of which $242 million would have been reclassified as long-term debt in the third quarter pursuant to FASB Interpretation No. 46 (see note 13 for further detail on the Company's long-term debt).

Cash and cash equivalents on hand totaled $485 million at September 30, 2003, up from $168 million at the end of 2002.

The Company has two primary credit facilities in place: a $400 million 364-day credit agreement and a $600 million 5-year credit agreement, maturing October 2006. No borrowings were outstanding under either facility at September 30, 2003. The agreements provide for the termination of the loan commitments and require the prepayment of all outstanding borrowings in the event that (1) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of Unocal's board of directors, at least a majority of which are continuing directors, or (2) if continuing directors shall cease to constitute at least a majority of the board. The agreements do not have drawdown restrictions or prepayment obligations in the event of a credit rating downgrade. Both agreements limit the Company's total debt to total capitalization ratio to 70 percent (total capitalization is defined as total debt plus total equity, with the Company's convertible preferred securities included as equity in the ratio calculation.) In addition, the Company also has a 3-year $295 million Canadian dollar-denominated non-revolving credit facility with a variable rate of interest. At September 30, 2003, the borrowing under the Canadian credit facility translated to $216 million, using applicable foreign exchange rates.

Based on current commodity prices and current development projects, the Company expects cash generated from operating activities, asset sales and cash on hand in 2003 to be sufficient to cover its operating and capital spending requirements and to meet dividend payments and to pay down debt. The Company has substantial borrowing capacity to enable it to meet unanticipated cash requirements.

The Company relies on the commercial paper market, its accounts receivable securitization program and its revolving credit facilities to cover near-term borrowing requirements. At September 30, 2003, the Company did not have an outstanding balance under its accounts receivable securitization program, which was at $108 million at year-end 2002. The Company also had in place a universal shelf registration statement as of September 30, 2003, with an unutilized balance of approximately $1.539 billion, which is available for the future issuance of other debt and/or equity securities depending on the Company's needs and market conditions. From time to time, the Company may also look to fund some of its long-term projects using other financing sources, including multilateral and bilateral agencies.

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

ENVIRONMENTAL MATTERS

The Company is committed to operating its business in a manner that is environmentally responsible. This commitment is fundamental to the Company's core values. As part of this commitment, the Company has procedures in place to audit and monitor its environmental performance. In addition, it has implemented programs to identify and address environmental risks throughout the Company. Costs associated with identified environmental remediation obligations have been accrued in a reserve for such obligations. At September 30, 2003, the Company's remediation reserve totaled $265 million, of which $144 million was included in current liabilities. During the nine months period ended September 30, 2003, cash payments of $53 million were applied against the reserve and $77 million was added to the reserve. The Company may also incur additional liabilities in the future at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to stages where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $210 million. The Company's total environmental reserve and possible additional liability amounts are grouped into the following four categories.

                                                          At September 30, 2003
                                                    ----------------------------
                                                                       Possible
                                                                      Additional
Millions of dollars                                       Reserve         Costs
--------------------------------------------------------------------------------
   Superfund and similar sites                              $ 16           $ 15
   Active Company facilities                                  32             30
   Company facilities sold with retained liabilities
     and former Company-operated sites                        99             80
   Inactive or closed Company facilities                     118             85
--------------------------------------------------------------------------------
      Total                                                $ 265          $ 210
================================================================================

Also see notes 16 and 17 to the consolidated financial statements in Item 1 of this report for additional information on environmental related matters.

During the first nine months of 2003, the Company accrued $42 million related to sites in the "Inactive or closed Company facilities" category primarily for the Guadalupe oil field located on the central California coast and for remediation projects at the Company's former refinery in Beaumont, Texas.

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

A provision was also recorded for the Company's former Beaumont, Texas refinery. The Company has been working with the Texas Commission on Environmental Quality ("TCEQ") to develop plans for closing impoundments used in the site's former operations and for other remediation projects. In the first nine months of 2003, the Company recorded a provision for the revised estimated costs of the impoundment closure plan based on the TCEQ initial draft permit that was issued for the site.

During the first nine months of 2003, provisions of $27 million were recorded for the "Company facilities sold with retained liabilities and former Company-operated sites" category. These provisions included the estimated cleanup costs for oil fields located in Michigan and California that were formerly operated by the Company. The estimated costs are based on assessments recently performed at the sites, higher than anticipated volumes of contaminated soil at existing sites and higher remediation costs for soil excavation and disposal than originally anticipated. The provisions for this category of sites were also the result of revised remediation cost estimates that were identified during the first and second quarters of 2003 for former service station sites.

The Company recorded provisions of $8 million during the first nine months of 2003 for the "Active Company facilities" category of sites. The provisions were primarily for the remedial investigation and feasibility study (RI/FS) being performed at a molybdenum mine located in Questa, New Mexico, that is owned by the Company's Molycorp, Inc. ("Molycorp") subsidiary. Molycorp has been working closely with the U.S. Environmental Protection Agency and the State of New Mexico in conducting the RI/FS at the mine during the year. The RI/FS is being performed to determine if past mining operations have had an adverse impact on the environment. Numerous additions and changes to the RI/FS scope have been required by the agencies, which will require a higher level of effort than originally projected.

During the first nine months of 2003, estimated possible additional costs in excess of amounts included in the reserves for remediation obligations decreased by $35 million. The decrease was primarily for sites in the "Active Company facilities" category, as a result of the reclassification of costs to asset retirement obligations under SFAS No. 143 for the Company's Molycorp subsidiary (see note 2 for further detail). The decrease was also the result of the Company lowering its estimated costs for the "Inactive or closed Company facilities" category of sites by $20 million. These costs were included in the amounts added to the reserve for the Guadalupe oil field and the Beaumont Refinery sites as discussed above.

Partially offsetting the foregoing decreases was an increase of $5 million in possible additional costs for the "Superfund and similar sites" category. The increase is based on preliminary information that the Company has received regarding possible payments for remediation-related work that may need to be made for two sites located in California. Estimated possible additional costs for the "Company facilities sold with retained liabilities and former Company-operated sites" category also increased by $5 million during the first nine months of 2003. This increase was primarily for costs that may be incurred related to the cleanup of various sites that were part of the auto/truckstop system that the Company sold in 1993.

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

The Company currently estimates its full-year 2003 production to average between 450,000 to 455,000 BOE per day. This production forecast includes the impact of the sale of nearly 7,000 BOE per day of equity production from the Company's holdings in TBI and Matador, the sale of more than 20,000 BOE per day of production to Forest Oil Corporation and others during the fourth quarter, the associated production loss of approximately 5,000 BOE per day from other divestitures that the Company has completed so far this year, and the start-up delay of the West Seno field in Indonesia. The Company's total actual production for the year could also be impacted by cost recovery volume fluctuations under the Company's various foreign PSCs due to changes in commodity prices, demand for natural gas in Thailand, the rate of ramp-up of production from the West Seno field in Indonesia and production and exploration performance in the Gulf of Mexico.

For the fourth quarter of 2003, the Company has hedged 25 million MMBtu (million British thermal units) of Lower 48 natural gas production and 4 million Bbl of Lower 48 crude oil production, together representing approximately 70 percent of expected Lower 48 BOE production volume. Fourth quarter hedges include fixed price sales for 16 million MMBtu of natural gas at $5.99 per MMBtu and 3.1 million Bbl of crude oil at $31.14 per Bbl. In addition, the Company has hedged 9 million MMBtu of natural gas with pricing collars between $4.62 and $3.77 per MMBtu and 600,000 Bbl of crude oil with collars between $32.24 and $27.41 per Bbl. Based on current prices, the Company's net earnings for the fourth quarter are expected to change $8 million for each $1 change in the Company's average worldwide realized price for crude oil and $3.5 million for every 10-cent change in its average realized North America natural gas price, excluding the effect of hedging activities.

The Company has an active exploratory drilling program and forecasts fourth quarter pre-tax dry hole costs of $50 million to $65 million.

Exploration and Production - North America

U.S. Lower 48

The Company continues its deep shelf program in the Gulf of Mexico. Production at the Red Pepper shelf discovery on High Island Block 37 commenced in October, adding to the Company's Harvest deep shelf discovery on West Cameron Block 44 that commenced in late June and two other deep shelf producing fields. In late October, the Company drilled a successful appraisal well on its Harvest deep shelf field. The well was drilled to a total depth of 14,322 feet and encountered more than 140 feet of net natural gas pay. The Company expects to place the Harvest-2 well on production in mid-December and is in the process of formulating plans for a second appraisal well. The Company holds a 44-percent working interest in the field. The Company expects to continue its deep shelf drilling activity for the remainder of 2003, which is expected to bring the total number of deep shelf exploratory wells drilled to 11 for the year.

In the Gulf of Mexico deepwater, the Company completed a discovery well on the St. Malo prospect located on Walker Ridge Block 678. The discovery well encountered more than 450 feet of net oil pay. Based on the evaluation of this well, the Company expects to begin an appraisal program in 2004. The Company holds a 28.75 percent working interest in the prospect. In addition, the Company farmed-in to an exploratory well which is currently being drilled on the Puma prospect to earn a 15 percent working interest. The prospect is an exploration play offsetting the Mad Dog discovery. The Company expects to drill an additional well before the end of 2003.

The Company continues the funding of the development of the Mad Dog field in which the Company has a 15.6 percent non-operating working interest. The Company anticipates first production in the first half of 2005, with gross expected peak production of 75 MBbl/d of liquids and 30 MMcf/d of natural gas in 2007. The Company also expects the co-venture integrated project team of the K-2 discovery to complete a development plan by the end of 2003 with project sanctioning to occur in early 2004. The Company and its co-venturers are working on development options with the aim of sanctioning development of the Champlain discovery in 2004. The Company completed a successful appraisal well on the Champlain discovery in July 2003 and has a 30-percent working interest in the prospect.

The Company continues to move forward with studies on development options for its Trident discovery in the deepwater Gulf of Mexico. The Company is in discussions with all the operators in the area about development scenarios and joint development planning. The Company is the operator of the discovery and has a 59.5 percent working interest in a seven-block area.

In the fourth quarter of 2003, the Company expects to complete the sale of the 70 properties held for sale in the Gulf of Mexico and onshore Louisiana to Forest Oil Corporation and others for net proceeds totaling approximately $233 million. The effective date of the sale was July 1, 2003 (see notes 5 and 12 for discussions related to these assets). Of the total expected proceeds, $218 million had been received from Forest Oil as of November 12, 2003, with an additional $15 million expected to be received by year-end from Forest and other working interest owners in the properties who exercised their preferential rights. The Company continues to move forward with the divestiture of an additional 30 properties held for sale in the Gulf of Mexico region. The sale of these remaining properties is expected to close later in the fourth quarter of 2003.

In late October 2003, the Company completed a property exchange with Apache Corporation that consolidated both companies' interests in two oil and gas fields in the Gulf of Mexico region. Under the terms of the exchange, the Company received Apache's 13 percent working interest in the Unocal-operated Ship Shoal 208 field and an undisclosed amount of cash in exchange for Unocal's majority interest in the Lake Pagie field in Terrebone Parish, Louisiana. The Company now holds 100 percent of the Ship Shoal 208 field, which covers three Gulf of Mexico blocks. The Company expects to record a pre-tax gain of approximately $21 million from the transaction in the fourth quarter 2003. This consolidation of interests is part of the restructuring program began by the Company earlier this year to improve the profitability and sustainability of its Lower-48 exploration and production businesses. The Company anticipates completion of the divestiture program by the end of 2003 (see note 12 to the consolidated financial statements in Item 1 of this report).

Alaska

The Ninilchik Unit, on the South Kenai peninsula, began first production from two wells in September 2003 and the Company expects the remaining three wells to be brought on-line over the remainder of the year. The two wells are currently producing 16 MMcf/d gross. The Company has a 40 percent non-operating interest in the unit. Sales of Ninilchik natural gas to Enstar are scheduled to commence in January 2004.

Exploration and Production - International

Far East

Thailand: Demand for natural gas from the Company's fields has been strong as a result of reduced production from adjacent fields operated by other companies. This temporary spike in demand for the Company's production has now returned to normal levels as adjacent fields operated by other companies solved their delivery problems. The Company signed a heads of agreement with PTT Public Co., Ltd. ("PTT"), which is intended to amend and extend two of Unocal's gas sales contracts, while increasing gross contracted sales volumes from 740 MMcf/d to 850 MMcf/d in 2006, and to 1,240 MMcf/d in subsequent years. The Company and its partners also signed an agreement in October 2003 with PTT to increase gross contracted gas sales volumes from the Pailin field by nearly 12-percent to 368 MMcf/d.

The Company expects higher average liquids production, with the full-year effect of crude oil production from its Yala field. In September 2003, the Company filed notice with the government of Thailand seeking approval for the second phase of development of the Company's offshore oil fields. The second phase is designed to double gross oil production from the Yala and Plamuk fields to 40,000 barrels per day. Current plans call for the required new facilities to be installed by mid-2005 with start-up of new production commencing shortly thereafter. The Company has a 71.25 percent working interest in the Yala field (62 percent net of royalty). The Company will continue to explore for and develop additional oil and gas resources in the Gulf of Thailand and support the efforts of PTT Exploration and Production PLC ("PTTEP") in the development of the Arthit gas field in the gulf. The Company has a 16-percent working interest in the Arthit gas field.

 Indonesia: The Company's Unocal Ganal, Ltd. ("Unocal Ganal"), subsidiary has made a significant gas-condensate and oil discovery on the deepwater Gehem prospect in the Ganal production-sharing contract area, 3.5 miles south of the Ranggas field offshore East Kalimantan, Indonesia. The Gehem-1 well encountered 617 feet of net gas and gas-condensate pay and 18 feet of net oil pay. The well was drilled in 5,981 feet of water to a total vertical depth of 15,241 feet. More than 400 feet of the net pay was in a stratigraphic interval that had not been penetrated during drilling in the nearby Ranggas field. The results of the Gehem-1 well indicate possibly significant oil and condensate accumulations in the deeper untested trend underlying the existing Gada, Gula, and Ranggas discoveries. The Company expects to complete the Gehem-2 appraisal well during the fourth quarter. Unocal Ganal is the operator of the Ganal PSC and holds an 80-percent working interest.

The Company's new production from the deepwater West Seno oil and gas field came on line in early August 2003. The Company has experienced facility related start-up and processing issues, some of which have been corrected and others are still being addressed. Gross production for the third quarter from West Seno averaged more than 5,400 BOE per day. The Company had expected average production of nearly 20,000 BOE per day from West Seno in the third quarter. The Company will continue to drill additional development wells, which are expected to ramp up gross production from the field up to 15,000 to 20,000 BOE per day by year-end. The Company expects to achieve peak gross production rates of 35,000 to 45,000 BOE per day from Phase 1, rising to 55,000 to 65,000 BOE per day when Phase 2 is completed. Gross development costs for the first phase are expected to be approximately $500 million with an additional $240 million for the second phase (Unocal's net share is expected to be approximately $450 million and $215 million for the first and second phases, respectively). The Company and its co-venturer completed financing arrangements for a portion of the total costs through the Overseas Private Investment Corporation in late March 2003 through two loans. One loan is for $300 million and covers the first phase, and the other loan is for $50 million and is for the second phase. The loan associated with the second phase is still subject to a final construction contract being obtained.

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

 The Company is planning to have the Ranggas development project ready for government approval by early next year. The Company plans to move the Ranggas project along while assessing the deep potential and options for co-development with the Gehem field. Unocal Rapak is operator of the Rapak PSC area and holds an 80-percent working interest.

The Company is currently drilling a second deep appraisal well in the Sadewa field in the East Kalimantan PSC area to test for oil. The Sadewa discovery well was drilled in 2002 and found both natural gas and oil. The oil play found near the bottom of the well provided encouragement for deeper oil potential that could not be fully evaluated at the time. The first appraisal well also found both natural gas and oil. The Company holds a 50-percent working interest in the well.


China: The Company has worked with China National Offshore Oil Corporation ("CNOOC"), China New Star Petroleum Corporation, the Shanghai Municipality and the State Planning Commission to promote appraisal and development of natural gas resources in the Xihu Trough, off the coast of Shanghai, in the East China Sea. Unocal believes the area could contain significant amounts of recoverable natural gas. The Company signed five PSCs in 2003 to explore and develop natural gas resources. The project area covers nearly 5.4 million acres in approximately 300 feet of water. The project scope includes appraisal and development of discovered fields, as well as further exploration potential. CNOOC will be the operator of all five contract areas. The appraisal and exploration work for Phase 1 of the project will focus on development of the resources in and around the 173,000-acre Chunxiao Block. The near-term work program involves drilling appraisal and exploration wells to prove additional resources sufficient to warrant a first phase of commercial development. Natural gas from the project would be delivered by pipeline 220 miles to the Zhejiang province and Shanghai area markets. Liquids would be transported by pipeline to the Pinghu offshore development that is 37 miles from the proposed Xihu central processing platform. The Chinese government has encouraged the project participants to bring production on stream as soon as possible, targeting the middle of 2005. Production is expected to reach 250 MMcf/d within two years of first production. The Company holds a 20-percent working interest in the five PSCs.


Other International

Azerbaijan: The Azerbaijan International Operating Company ("AIOC") consortium, in which the Company has a 10.28% working interest, is on track with its development of Phases I and II of the offshore Azeri field in the Azeri-Chirag-Gunashli structure in the Azerbaijan sector of the Caspian Sea. The project is under construction, with Phase 1 approximately 70 percent complete and on schedule with first oil from the Phase 1 Central Azeri platform expected early in 2005. A third phase is in early engineering and is expected to be approved in 2004. Gross production from the combined phases, plus the currently producing Early Oil Project in the Chirag Field, is forecasted to be over 1 MMBbl/d (gross) by 2009. This forecast is contingent upon the completion of the BTC pipeline project and the general political risks inherent to the region. The multi-country nature of this pipeline along with multinational participation in the consortium, in addition to project financing from international lending institutions like the IFC and EBRD and expected loan packages from several export credit agencies, should help to mitigate the political risk.

Bangladesh: Natural gas sales in the country have expanded and the Company has completed work on amending agreements to increase the Take-or-Pay volume for natural gas sold to Petrobangla, the state oil and gas company. The new agreement increased the Take-or-Pay volume of natural gas from 80 MMcf/d to 100 MMcf/d gross. In addition, the Company signed agreements with Petrobangla to develop and produce natural gas from the Moulavi Bazar field located on Block
14. Under the agreement, the Company expects to produce 70 to 100 MMcf/d of natural gas beginning in the first quarter of 2005. Total development cost of the project is estimated at approximately $45 million. The Company also continues to work with the government of Bangladesh and Petrobangla to develop additional reserves and export natural gas to markets in neighboring India. At October 31, 2003, the Company's business unit in Bangladesh had a gross receivable balance of approximately $25 million relating to invoices billed for natural gas and condensate sales to Petrobangla. Approximately $21 million of the outstanding balance represented past due amounts and accrued interest for invoices covering March through September 2003. Generally, invoices, when paid, have been paid in full. The Company is working with Petrobangla and the government of Bangladesh regarding the collection of the outstanding receivables.

Myanmar: In late July 2003, the President of the United States signed the Burmese Freedom and Democracy Act of 2003 ("the Act") and issued Executive Order 13310 expanding existing U.S. sanctions against Myanmar. It appears that this latest action will not have a material adverse effect on revenues the Company receives from its interests in Myanmar.

Midstream

Construction of the BTC pipeline is progressing with about 40 percent of the project completed as of September 30, 2003. The pipeline project is planned to have a crude oil throughput capacity of 1 million Bbl/d. Completion of the pipeline is expected in late 2004 at an overall estimated cost of approximately $3 billion and is expected to be in operation in early 2005. The Company has an
8.9 percent interest and is one of eleven shareholders in the BTC pipeline project. The pipeline company anticipates financing up to 70 percent of the pipeline's cost. The Company signed a bridge financing agreement in the third quarter whereby the Company, along with several other participants will provide short-term financing to the State Oil Company of the Azerbaijan Republic ("SOCAR") for purposes of funding SOCAR's share of BTC pipeline expenditures until proceeds from the project financing are disbursed. The Company's 14.24% share of this financing is anticipated to amount to less than $50 million with payback, including interest, expected in the first half of 2004. In early November 2003 the IFC and EBRD approved packages of $250 million and $125 million, respectively, for the pipeline project. It is anticipated that with the IFC and EBRD approved loan packages to the project that export-import banks and other commercial lenders are likely to approve lending to the project.

The Kenai Kachemak Pipeline in Alaska was completed and is transporting natural gas from Ninilchik to Kenai, where it is tied into the existing gas grid serving south central Alaska.

Geothermal and Power Operations

In the Philippines, the Company's wholly-owned subsidiary Philippine Geothermal, Inc. and two government-owned entities, the National Power Corporation and the Power Sector Assets and Liabilities Management Corporation signed a compromise settlement agreement covering the definitive terms of settlement in March 2003. The parties are continuing the process of securing all necessary Philippine government and court approvals of the settlement.

The Company's Unocal North Sumatra Geothermal, Ltd. subsidiary has agreed to sell its rights and interest in the Sarulla geothermal project on the island of Sumatra, Indonesia to the Indonesian state electricity company. The anticipated sales price is $60 million. The transaction is expected to close by the end of 2003, and the Company expects to record a gain of approximately $15 million on the transaction (see note 12 to the consolidated financial statements in Item 1 of this report).

Corporate & Other

In October 2003, the Company repurchased a portion of its outstanding note issues both in a tender offer and open market purchases. Overall, the Company repurchased $290 million of debt principal at a premium of approximately $32 million in October and November. This activity coupled with debt repurchasing that occurred in late September brought the overall total of debt repurchases, since September 1, to $300 million at a premium of $34 million.


FUTURE ACCOUNTING CHANGES

FASB Interpretation No. 46: Effective January 1, 2003, the Company adopted the disclosure provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". The Company, as encouraged by the pronouncements of the FASB, partially adopted the recognition (i.e., consolidation) requirements of the Interpretation effective July 1, 2003. (See notes 2 and 14 to the consolidated financial statements in Item 1 of this report). In addition, because of the complexities of this rule and the FASB deferral, as set for in FASB Staff Position No. FIN 46-6, of mandatory adoption until December 31, 2003, the Company continues to review and may find additional material interests in entities which could require recognition or disclosure in the financial statements.

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

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at September 30, 2003. Assuming a ten percent decrease in the Company's weighted average borrowing costs at September 30, 2003, the potential increase in the fair value of the Company's debt obligations and associated interest rate derivative instruments, including the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $94 million at September 30, 2003.

Foreign Exchange Rate Risk - The Company conducts business in various parts of the world and in various foreign currencies. To limit the Company's foreign currency exchange rate risk related to operating income, foreign sales agreements generally contain price provisions designed to insulate the Company's sales revenues against adverse foreign currency exchange rates. In most countries, energy products are valued and sold in U.S. dollars and foreign currency operating cost exposures have not been significant. In other countries, the Company is paid for product deliveries in local currencies but at prices indexed to the U.S. dollar. These funds, less amounts retained for operating costs, are converted to U.S. dollars as soon as practicable. The Company's Canadian subsidiaries are paid in Canadian dollars for their crude oil and natural gas sales and have Canadian dollar denominated debt outstanding.

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At September 30, 2003, the Company had various foreign currency swaps and foreign currency forward contracts outstanding related to operations in Thailand and The Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position related to its outstanding foreign currency denominated debt, foreign currency swaps and forward contracts. Assuming an adverse change of ten percent in foreign exchange rates at September 30, 2003, the potential decrease in fair value of the foreign-currency denominated debt, foreign currency swaps and foreign currency forward contracts of the Company and its subsidiaries would have been approximately $25 million at September 30, 2003.

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

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon current market data and uses a three-day time interval with a 97.5 percent confidence level. The model includes offsetting physical positions for any existing hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for hedging purposes was approximately $37 million at September 30, 2003. The value at risk related to hydrocarbon derivatives held for non-hedging purposes was approximately $1 million at September 30, 2003.

In order to provide a more comprehensive view of the Company's commodity price risk, a tabular presentation of open hydrocarbon derivatives is also provided. The following table sets forth the future volumes and price ranges of hydrocarbon derivatives held by the Company at September 30, 2003, along with the fair values of those instruments.

              Open Hydrocarbon Hedging Derivative Instruments (a)

                                                                                                              (Thousands of dollars)
                                                                                                                  Fair Value Asset
                                             2003          2004           2005          2006      2007-2008      (Liability) (b)(c)
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Futures Positions
       Volume (MMBtu)                   (1,900,000)   (6,840,000)        30,000            -             -                $ 14,976
       Average price, per MMBtu             $ 5.66        $ 5.84         $ 5.01
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
    Pay fixed price
       Volume (MMBtu)                    5,514,500    16,205,000      8,793,000    7,218,000    14,459,000                $ 57,231
        Average swap price, per MMBtu       $ 4.77        $ 4.12         $ 2.84       $ 2.42        $ 2.50

    Receive fixed price
       Volume (MMBtu)                   11,590,000    33,790,000     25,550,000            -             -                $ 18,321
       Average swap price, per MMBtu        $ 5.75        $ 5.28         $ 4.63
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
       Volume (MMBtu)                            -             -              -            -             -                    $ 22
       Average price received, per MMBtu
       Average price paid, per MMBtu
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Collar Positions
       Volume (MMBtu)                    5,666,000       268,500              -            -             -                $ (3,032)
       Average ceiling price, per MMBtu     $ 4.50        $ 5.45
       Average floor price, per MMBtu       $ 3.77        $ 2.82
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Option
       Call Volume (MMBtu)                       -             -              -            -             -                  $ (200)
       Average Call price                      $ -
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Future position
       Volume (Bbls)                    (2,460,000)   (1,200,000)             -            -             -                $ 11,884
       Average price, per Bbl              $ 30.55       $ 29.37
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Option (Over The Counter)
       Put Volume (Bbls)                  (400,000)     (720,000)             -            -             -                   $ 858
       Average price, per Bbl              $ 24.00       $ 20.00
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Collar Positions
       Volume (Bbls)                       437,000       810,000              -            -             -                $ (1,607)
       Average ceiling price, per Bbl      $ 32.00       $ 28.16
       Average floor price, per Bbl        $ 27.15       $ 23.41
====================================================================================================================================

(a)  Positions reflect long (short) volumes.
(b)  Net claims against counterparties with non-investment grade credit ratings are immaterial.
(c)  Includes $4,948 thousand in assumed liabilities which were capitalized as acquisition costs.

            Open Hydrocarbon Non-Hedging Derivative Instruments (a)
                                                                        (Thousands of dollars)
                                              2003            2004         Fair Value Asset
                                                                           (Liability) (b)
                                        --------------- --------------- ------------------------
Natural Gas Futures Positions
          Volume (MMBtu)                     1,320,000               -                $(2,402)
          Average price, per MMBtu              $ 5.35
------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
       Pay fixed price
          Volume (MMBtu)                     1,215,000               -                $(2,694)
          Average swap price, per MMBtu         $ 5.25
       Receive fixed price
          Volume (MMBtu)                     1,084,088          95,438                $(2,098)
          Average swap price, per MMBtu         $ 5.16          $ 2.30
------------------------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
          Volume (MMBtu)                     5,520,000               -                $   783
          Average price received, per MMBtu     $ 4.64
          Average price paid, per MMBtu         $ 4.54
------------------------------------------------------------------------------------------------
Natural Gas Spread Swap Positions
          Volume (MMBtu)                     1,985,000       3,040,000                $ 3,965
          Average price received, per MMBtu     $ 0.99          $ 0.38
          Average price paid, per MMBtu         $ 0.72          $ 1.51
------------------------------------------------------------------------------------------------
Natural Gas Option (Listed & OTC)
          Call Volume (MMBtu)                5,150,000               -                $  (473)
          Average Call price                    $ 6.10
          Call Volume (MMBtu)              (15,990,000)     (1,940,000)               $ 5,020
          Average Call price                    $ 6.05          $ 5.79
          Put Volume (MMBtu)                 4,480,000       4,870,000                $(1,340)
          Average Put Price                     $ 4.62          $ 4.09
          Put Volume (MMBtu)               (10,910,000)       (455,000)               $ 2,128
          Average Put Price                     $ 4.41          $ 4.30
------------------------------------------------------------------------------------------------
Natural Gas Spread Option (Over the Counter)
       NYMEX / IFERC (c)
          Call Volume (MMBtu)                 (300,000)       (470,000)               $     0
          Average Strike price                  $ 0.75          $ 2.00
          Put Volume (MMBtu)                (1,000,000)              -                $    25
          Average Strike price                  $ 0.25             $ -
------------------------------------------------------------------------------------------------
Crude Oil Future position
          Volume (Bbls)                        100,000               -                $   (52)
          Average price, per Bbl               $ 28.34
------------------------------------------------------------------------------------------------
Crude Oil Option
          Call Volumes (Bbls)                1,135,000               -                $  (165)
          Average price, per Bbl               $ 32.77
          Call Volumes (Bbls)                 (600,000)              -                $   227
          Average price, per Bbl               $ 33.00
          Put Volume (Bbls)                    700,000               -                $  (171)
          Average price, per Bbl               $ 27.64
          Put Volume (Bbls)                   (700,000)              -                $   156
          Average price, per Bbl               $ 27.07
------------------------------------------------------------------------------------------------
Crude Oil Swap Positions
       Pay fixed price
          Volume (Bbls)                      1,450,000       2,300,000                $  (507)
          Average swap price, per Bbl          $ 27.49           26.13
       Receive fixed price
          Volume (Bbls)                      1,450,000       2,500,001                $   999
          Average swap price, per Bbl          $ 27.06         $ 25.78
------------------------------------------------------------------------------------------------

(a)  Positions reflect long (short) volumes.
(b)  Includes $3,464 thousand net claims against counterparties with non-investment grade credit ratings.
(c)  Prices quoted from the New York Mercantile Exchange (NYMEX) and Inside FERC Gas Report (IFERC).

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

There was no change in the Company's internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include an internal control report with its 2004 annual report on Form 10-K. The internal control report must assert (i) management's responsibilities to establish and maintain adequate internal control over financial reporting and
(ii) management's assessment of the effectiveness of this internal control as of the end of the most recent fiscal year. The Company's auditors will, in 2004, be required to audit, and report on, these assertions. In order to achieve compliance with Section 404 within the statutory period, management has formed a steering committee and adopted a detailed project work plan to assess the adequacy of the Company's internal controls, remediate any control weaknesses that may be identified and validate through testing that controls are functioning as documented. As a result of this initiative, the Company may make changes in its internal controls from time to time during the period prior to December 31, 2004.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

See the information with respect to certain legal proceedings pending or threatened against the Company previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 2002, and in Item 1 of Part II of Unocal's Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2003. There is incorporated by reference: the information regarding the environmental remediation reserve and possible additional remediation costs in notes 16 and 17 to the consolidated financial statements in
Item 1 of Part I of this report; the discussion of such amounts in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I; and the information regarding certain litigation and claims, tax matters and other contingent liabilities in note 17 to the consolidated financial statements.

Certain Environmental Matters Involving Civil Penalties

The Environmental Protection Agency ("EPA") and Unocal have entered into civil settlements regarding the EPA's claims that Unocal violated the National Pollutant Discharge Elimination System (NPDES) general permit concerning the discharge of produced water and sanitary wastes into the Cook Inlet. On May 8, 2003, Unocal and the EPA executed Consent Agreements with respect to alleged violations at 11 facilities. The settlements were subject to public comment before final approval. On September 29, 2003, the Consent Agreements for ten facilities received final approval, after those for three facilities were amended to incorporate an additional 120 alleged violations. Unocal and the EPA have entered into an amended Consent Agreement for one facility which remains subject to public comment before final approval. The outstanding Consent Agreement has been amended to incorporate an additional 61 alleged violations. Most of the additional alleged violations include a monthly reporting period, and therefore qualify as violations for each day of the entire standard 30-day month. The total amount of the fine imposed pursuant to the settlements is $531,875, of which Unocal will pay $327,991 and the remainder will be paid by other working interest owners in the affected facilities.

ITEM 5.  OTHER INFORMATION.

Effective October 1, 2003, the Company's Board of Directors named Samuel H. Gillespie III as senior vice president, chief legal officer and general counsel. Mr. Gillespie succeeds Charles O. Strathman and Timothy H. Thomas who had been serving as chief legal officer and general counsel, respectively, on an interim basis. Both Messrs. Strathman and Thomas will resume their former positions as vice president, Law, during a transition period over the next several months. Mr. Gillespie was also named as Corporate Secretary, succeeding Brigitte M. Dewez. Mr. Gillespie joins Unocal from the Washington, D.C., office of the law firm of Skadden, Arps, Slate, Meagher and Flom, where he advised energy clients and worked on a variety of international projects. Previously, he was senior vice president and general counsel with Mobil Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The Exhibit Index on page 64 of this report lists the exhibits that are filed as part of this report.

         (b) Reports on Form 8-K:

             Filed during the third quarter of 2003:

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

               (5) Current Report on Form 8-K, dated September 16, 2003, and filed September 18, 2003, for the purpose of reporting, under Item 5, the Company's sale of common shares held in Tom Brown, Inc.

               (6) Current Report on Form 8-K, dated September 21, 2003, and filed September 23, 2003, for the purpose of reporting, under Item 5, the Company agreement to sell 70 properties in the Gulf of Mexico and onshore Louisiana to Forest Oil Corporation.


             Filed during the fourth quarter of 2003 to the date hereof:

               (1) Current Report on Form 8-K, dated October 3, 2003, and filed October 6, 2003, for the purpose of reporting, under Item 5, the Company's production forecast for the third and fourth quarters of 2003.

               (2) Current Report on Form 8-K, dated October 29, 2003, and filed November 3, 2003, for the purpose of reporting under
                    Item 5, the Company's third quarter and nine months earnings results, other related information, the Company's outlook for the remainder of 2003 and a discovery in the deepwater Gulf of Mexico.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            UNOCAL CORPORATION
                                            (Registrant)


Dated:  November 14, 2003                   By: /s/JOE D. CECIL
                                            ---------------------
                                            Joe D. Cecil
                                            Vice President and Comptroller

                                            (Duly Authorized Officer and
                                             Principal Accounting Officer)

                                  EXHIBIT INDEX

10 Employment Agreement, effective as of October 1, 2003, by and between Unocal and Samuel H. Gillespie III.

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the nine months ended September 30, 2003 and 2002.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the nine months ended
         September 30, 2003 and 2002.

31 Certifications Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




              Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.