Form 10-Q
period 2004-03-31
UNOCAL CORP
filed 2004-05-07
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

        (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 2004
                                     --------------------

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

Number of shares of Common Stock, $1 par value, outstanding as of April 30, 2004: 263,550,447

                                TABLE OF CONTENTS

                                                                            PAGE

Glossary....................................................................  i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

          Consolidated Earnings.............................................  1
          Consolidated Balance Sheets.......................................  2
          Consolidated Cash Flows...........................................  3
          Notes to Consolidated Financial Statements........................  4


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

Item 3. Quantative and Qualitative Disclosures About Market Risk............ 38

Item 4. Controls and Procedures............................................. 42


PART II  OTHER INFORMATION

Item 1. Legal Proceedings................................................... 43

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities................................................ 43

Item 6. Exhibits and Reports on Form 8-K.................................... 44

SIGNATURE................................................................... 44

EXHIBIT INDEX............................................................... 45

                                    GLOSSARY

Below are definitions of certain key terms that may be in use in this Form 10-Q:

M            Thousand                    Bbl          Barrels
MM           Million                     Cf/d         Cubic feet per day
B            Billion                     Cfe/d        Cubic feet of gas
T            Trillion                                 equivalent per day
                                         Btu          British thermal units
CF           Cubic feet                  DD&A         Depreciation, depletion
                                                      and amortization
BOE          Barrels of oil equivalent   NGLs         Natural gas liquids
Liquids      Crude oil, condensate
             and NGLs
Bbl/d        Barrels per day


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

o BOE is a term used to quantify oil and natural gas amounts using a standard measurement. Gas volumes are converted to barrels of oil equivalent on the basis of energy content, where the volume of natural gas that when burned produces the same amount of heat as a barrel of oil (6,000 cubic feet of gas equals one barrel of oil equivalent).

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

o Economic interest method pursuant to production sharing contracts is a method by which the Company's share of the cost recovery revenue and the profit revenue is divided by market oil and gas prices and represents the volume to which the Company is entitled. The lower the commodity price, the higher the volume entitlement, and vice versa.

o Exploratory well is a well drilled to find and produce oil or natural gas reserves that is not a development well.

o Farm-in or farm-out is an agreement whereby the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who agrees to pay a portion of past or future costs. The interest received by an assignee is a "farm-in," while the interest transferred by the assignor is a "farm-out."

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

o Liquefied Natural Gas ("LNG") is a gas, mainly methane, which has been liquefied in a refrigeration and pressurization process to facilitate storage and transportation.

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

o    OPEC is the abbreviation for Organization of Petroleum Exporting Countries.

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

o Working interest is the percentage of ownership the Company has in a joint venture, partnership, consortium, project or acreage. Net working interest is working interest after deducting royalties.

o West Texas Intermediate ("WTI") crude oil is a light, sweet crude oil (high API gravity, low sulfur) used as the benchmark for U.S. crude oil refining and trading. WTI is deliverable at Cushing, Oklahoma to fill New York Mercantile Exchange ("NYMEX") futures contracts for light, sweet crude oil.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS (UNAUDITED)                             UNOCAL CORPORATION

                                                         For the Three Months
                                                             Ended March 31,
                                                    ----------------------------
Millions of dollars except per share amounts                 2004          2003
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues                              $ 1,837       $ 1,775
Interest, dividends and miscellaneous income                   11            11
Gain on sales of assets                                        44             3
--------------------------------------------------------------------------------
      Total revenues                                        1,892         1,789
Costs and other deductions
Crude oil, natural gas and product purchases                  750           646
Operating expense                                             288           294
Administrative and general expense                             63            51
Depreciation, depletion and amortization                      232           260
Impairments                                                     5             -
Dry hole costs                                                 25            71
Exploration expense                                            50            55
Interest expense                                               41            38
Property and other operating taxes                             20            22
Distributions on convertible preferred
     securities of subsidiary trust                             -             8
--------------------------------------------------------------------------------
      Total costs and other deductions                      1,474         1,445

Earnings from equity investments                               37            43
--------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                      455           387
--------------------------------------------------------------------------------
Income taxes                                                  181           168
Minority interests                                              5             2
--------------------------------------------------------------------------------
Earnings from continuing operations                           269           217
Cumulative effect of accounting changes (a)                     -           (83)
--------------------------------------------------------------------------------
      Net earnings                                          $ 269         $ 134
================================================================================

Basic earnings per share of common stock (b)
      Continuing operations                                $ 1.03        $ 0.84
      Cumulative effect of accounting changes                   -         (0.32)
--------------------------------------------------------------------------------
      Net earnings                                         $ 1.03        $ 0.52
================================================================================

Diluted earnings per share of common stock (c)
      Continuing operations                                $ 1.00        $ 0.82
      Cumulative effect of accounting changes                   -         (0.30)
--------------------------------------------------------------------------------
      Net earnings                                         $ 1.00        $ 0.52
================================================================================
Cash dividends declared per share of common stock          $ 0.20        $ 0.20
--------------------------------------------------------------------------------

(a)  Net of tax (benefit)                                     $ -         $ (48)
(b)  Basic weighted average shares
       outstanding  (in thousands)                        261,974       258,005
(c)  Diluted weighted average shares
       outstanding (in thousands)                         276,889       271,729

          See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                   UNOCAL CORPORATION

                                               At March 31,     At December  31,
                                               ---------------------------------
Millions of dollars                             2004 (a)                   2003
--------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                    $   760                 $   404
   Accounts and notes receivable - net            1,227                   1,292
   Inventories                                      110                     141
   Deferred income taxes                            116                     119
   Other current assets                              38                      35
--------------------------------------------------------------------------------
      Total current assets                        2,251                   1,991
Investments and long-term receivables - net         871                     892
Properties - net (b)                              8,399                   8,324
Goodwill                                            131                     131
Deferred income taxes                               302                     300
Other assets                                        182                     160
--------------------------------------------------------------------------------
      Total assets                              $12,136                 $11,798
================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                             $ 1,101                 $ 1,072
   Taxes payable                                    432                     326
   Dividends payable                                 52                      52
   Interest payable                                  51                      43
   Current portion of environmental liabilities     116                     118
   Current portion of long-term debt                 62                     248
   Other current liabilities                        232                     226
--------------------------------------------------------------------------------
      Total current liabilities                   2,046                   2,085
Long-term debt                                    3,199                   2,635
Deferred income taxes                               721                     704
Accrued abandonment, restoration
     and environmental liabilities                  860                     844
Other deferred credits and liabilities            1,013                     960
Minority interests                                   47                      39

Commitments and contingencies - Note 15
Company-obligated mandatorily redeemable
     convertible preferred securities of a
     subsidiary trust holding solely
     parent debentures                                -                     522

Common stock ($1 par value,
     shares authorized:  750,000,000 (c))           273                     271
Capital in excess of par value                    1,105                   1,031
Unearned portion of restricted stock issued         (31)                    (13)
Retained earnings                                 3,672                   3,456
Accumulated other comprehensive income             (331)                   (298)
Notes receivable - key employees                     (7)                    (27)
Treasury stock - at cost  (d)                      (431)                   (411)
--------------------------------------------------------------------------------
      Total stockholders' equity                  4,250                   4,009
--------------------------------------------------------------------------------
     Total liabilities and stockholders' equity $12,136                 $11,798
================================================================================

(a) Unaudited
(b) Net of accumulated depreciation,
         depletion and amortization of:         $11,953                 $11,711
(c) Number of shares outstanding (in thousands) 262,372                 260,594
(d) Number of shares (in thousands)              11,162                  10,623

The Company follows the successful efforts method of accounting for its oil and gas activities.
           See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS (UNAUDITED)                           UNOCAL CORPORATION

                                                       For the Three Months
                                                         Ended March 31,
                                               ---------------------------------
Millions of dollars                                          2004          2003
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                $ 269         $ 134
Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization                232           260
      Impairments                                               5             -
      Dry hole costs                                           25            71
      Amortization of exploratory leasehold costs              16            24
      Deferred income taxes                                    28            30
      Gain on sales of assets                                 (44)           (3)
      Pension expense net of contributions                     23            20
      Restructuring provisions net of payments                 (7)            -
      Cumulative effect of accounting changes                   -            83
      Other                                                    (6)           12
Working capital and other changes related to operations
     Accounts and notes receivable                             72          (122)
     Inventories                                               31             6
     Accounts payable                                          29            86
     Taxes payable                                            106           123
     Other                                                    (29)          (39)
--------------------------------------------------------------------------------
            Net cash provided by operating activities         750           685
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)            (360)         (429)
   Proceeds from sales of assets                               72            66
   Return of capital from affiliate company                    52             -
--------------------------------------------------------------------------------
            Net cash used in investing activities            (236)         (363)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Long-term borrowings                                        40            16
   Reduction of long-term debt and capital lease obligations (197)         (100)
   Minority interests                                           -            (2)
   Repurchases of common stock                                (20)            -
   Proceeds from issuance of common stock                      51             1
   Dividends paid on common stock                             (52)          (52)
   Loans to key employees                                      20             3
--------------------------------------------------------------------------------
         Net cash used in financing activities               (158)         (134)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                     356           188
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                404           168
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 760         $ 356
================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest (net of amount capitalized)                  $ 33          $  35
      Income taxes (net of refunds)                         $  6          $  23

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

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes filed with the SEC in Unocal Corporation's 2003 Annual Report on Form 10-K, as amended.

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

Results for the three months ended March 31, 2004, are not necessarily indicative of future financial results.

The Company has made changes in the reporting of its segments from the reporting utilized in the 2003 Annual Report on Form 10-K, as amended. The financial statements of the prior periods have been reclassified to conform to the 2004 presentation.

2.   Accounting Changes

SFAS No. 132 (revised 2003): In 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits (revised 2003)." In accordance with this pronouncement, beginning in 2004, quarterly reports include disclosure of the components of net pension and postretirement benefit cost as well as the changes in the estimated current year contributions to the plans. In addition, benefit payment information will be included in the Company's 2004 Annual Report on Form 10-K.

FASB Interpretation No. 46 (revised December 2003): Effective January 1, 2004 the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities ("VIE") which clarifies the definition of a VIE and provides a scope exception for certain entities that meet the Statement's definition of a "business." This pronouncement resulted in the deconsolidation of Unocal Capital Trust (the "Trust") (see note 13 for further details). As a result, the $522 million obligation for the Trust's convertible preferred securities was removed from the consolidated balance sheet and replaced by an increase in long-term debt for the $538 million in 6-1/4% convertible junior subordinated debentures of Unocal payable to the Trust. The Company also recorded its $16 million investment in the Trust on the consolidated balance sheet. The deconsolidation did not affect consolidated net earnings.

Other Matters: The Company has classified the cost of acquiring oil and gas drilling rights in property, plant and equipment. The FASB's Emerging Issues Task Force ("EITF") has on their agenda Issue No. 03-S, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to oil and gas companies." This issue addresses whether oil and gas drilling rights are intangible assets, and whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The resolution of this issue will have no impact on the Company's results of operations and statement of cash flows. If the EITF determines that the cost of oil and gas drilling rights should be classified as intangible assets, it would result in additional disclosures and a balance sheet reclassification of these assets from "Properties-net" to "Intangible Assets"
                                      -4-
amounting to approximately $1.48 billion and $1.53 billion at March 31, 2004 and December 31, 2003, respectively. In a similar issue, in March 2004, the EITF determined that the mineral rights of mining companies are tangible assets. Subsequent to this EITF consensus, the FASB has amended both SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," to clarify that mineral rights are tangible assets.
However, Issue 03-S remains to be addressed by the EITF.

In December 2003, "The Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act") was enacted, which introduces a prescription drug benefit under Medicare Part D. The availability of the new drug benefit could cause Medicare eligible plan participants to leave their current employer-sponsored plans (or cause employees to join such plans), depending on the drug benefits provided under those plans relative to the benefits provided by Medicare. The Act also provides that a non-taxable federal subsidy will be paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit that is at least "actuarially equivalent" to the Medicare Part D benefit. In accordance with FASB Staff Position 106-1, the Company has deferred the accounting for this Act and thus any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsors to change previously reported information. The Company is studying the Act to determine its economic impact. The federal subsidy is not payable to a plan sponsor for retirees who leave their current employer-sponsored plan to participate in the Medicare drug program. Final detailed regulations specifying the manner in which actuarial equivalency must be determined and the evidence required to demonstrate it are not yet available. It is not known whether the Company will amend the plan in response to the new legislation.

EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," is effective with the 2004 Form 10-K and requires additional disclosures for cost method investments. Effective with the third quarter of 2004, this also requires recognition and measurement guidance regarding impairment of cost method investments. The Company has not determined the impact of these new directives.

EITF issue 03-16, "Accounting for Investments in Limited Liability Companies ("LLCs")," is effective beginning with the third quarter 2004. This pronouncement will cause some entities to be accounted for on the equity rather than the cost basis. The Company is studying this rule.

3.   Other Financial Information

     o During the first quarters of 2004 and 2003, approximately 28 percent and 25 percent, respectively, of total sales and operating revenues were attributable to the resale of liquids and natural gas purchased from others in connection with marketing activities. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement.

     o Capitalized interest totaled $16 million in both the first quarters of 2004 and 2003.

     o Exploration expense on the consolidated earnings statement consisted of the following:

                                                           For the Three Months
                                                              Ended March 31,
                                                     ---------------------------
Millions of dollars                                          2004          2003
--------------------------------------------------------------------------------
Exploration operations                                       $ 17          $ 15
Geological and geophysical                                     15            14
Amortization of exploratory leasehold costs                    16            24
Leasehold rentals                                               2             2
--------------------------------------------------------------------------------
     Exploration expense                                     $ 50          $ 55
================================================================================

                                      -5-

     o The Company repurchased 539,208 shares from four of the original participants of its Executive Stock Purchase Program of 2000 at market prices in the first quarter of 2004. The purchases, which aggregated to approximately $20 million, were accounted for as Treasury Stock on the consolidated balance sheet. The recipients used the proceeds to repay the loans made by the Company for the original acquisition of the shares.

4.   Dispositions Of Assets

The Company's subsidiary, Unocal North Sumatra Geothermal, Ltd. ("UNSG"), received about $60 million from PT PLN (Persero) ("PLN"), the state electricity utility, for the sale of the Company's rights and interests in the Sarulla geothermal project on the island of Sumatra, Indonesia. PLN acquired UNSG's interest in the Joint Operation Contract with Pertamina, the Indonesian national petroleum company, and the Energy Sales Contract with PLN. The Company recorded a $21 million after-tax gain from the sale in the first quarter of 2004.

5.   Restructuring

In 2003, the Company accrued $38 million pre-tax in restructuring charges and adopted a plan for streamlining the organizational structures in order to align them with the Company's portfolio requirements and business needs. These charges were included in administrative and general expense on the consolidated earnings statement in the second, third and fourth quarters of 2003. At March 31, 2004, 335 of 360 employees had been terminated or had been advised of planned termination dates as a result of the plan. The following table reflects the 2004 payments activity. The majority of the remaining liability of $19 million is expected to be paid by the end of 2004.

                                                                   Training
Millions of dollars (except employees)          Termination      Out-placement
                                                 Costs              Costs
------------------------------------------------------------------------------
Liability at December 31, 2003                     $ 24               $ 2
------------------------------------------------------------------------------
1st Quarter Payments                                  7                 -
------------------------------------------------------------------------------
Liability at March 31, 2004                        $ 17               $ 2
==============================================================================

6.   Income Taxes

Income taxes on earnings from continuing operations for the first quarter of 2004 were $181 million compared with $168 million for the first quarter of 2003. The effective income tax rate for the first quarter of 2004 was 40 percent compared with 43 percent for the first quarter of 2003. The overall lower effective tax rate is due primarily to lower average taxes on foreign earnings in the first quarter of 2004, as compared to 2003.

7.   Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for earnings from continuing operations for the first quarters ended March 31, 2004 and 2003:

--------------------------------------------------------------------------------
                                                 Earnings    Shares    Per Share
Millions except per share amounts              (Numerator)(Denominator)  Amount
--------------------------------------------------------------------------------
Three months ended March 31, 2004
     Earnings from continuing operations        $ 269            262.0
         Basic EPS                                                       $ 1.03
                                                                        ========
      Effect of dilutive securities
         Options and common stock equivalents                      2.7
                                                ----------------------
                                                  269            264.7   $ 1.02
         Interest on convertible debentures
            payable to trust (after-tax)            7             12.3
                                                ----------------------
         Diluted EPS                            $ 276            277.0   $ 1.00
                                                                        ========
--------------------------------------------------------------------------------
Three months ended March 31, 2003
     Earnings from continuing operations        $ 217            258.0
         Basic EPS                                                       $ 0.84
                                                                        ========
      Effect of dilutive securities
         Options and common stock equivalents                      1.5
                                                ----------------------
                                                  217            259.5   $ 0.84
         Distributions on subsidiary trust
            preferred securities (after-tax)        7             12.3
                                                ----------------------
         Diluted EPS                            $ 224            271.8   $ 0.82
                                                                        ========
--------------------------------------------------------------------------------

Not included in the computation of diluted EPS for the three months ended March 31, 2004 and 2003, were options outstanding to purchase approximately 1.4 million and 11 million shares, respectively, of common stock. These options were not included in the computation as the exercise prices were greater than average market prices of the common shares during the respective quarters.

8.   Stock-Based Compensation

Prior to 2003, the Company applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock-based compensation. Accordingly, stock-based compensation expense recognized in the Company's consolidated earnings included expenses related to the Company's various cash incentive plans that are paid to certain employees based upon defined measures of the Company's common stock price performance and total shareholder return. In addition, the amounts also included expenses related to the Company's Pure Resources, Inc. ("Pure") subsidiary, which had its own stock-based compensation plans. Under APB Opinion No. 25, stock-based employee compensation cost was not recognized in earnings when stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                          For the Three Months
                                                              Ended March 31,
                                                        ------------------------
Millions of dollars except per share amounts                2004           2003
--------------------------------------------------------------------------------
 Net earnings
    As reported                                            $ 269          $ 134
     Add: Stock-based employee compensation expense
        included in reported net income, net of
        related tax effects and minority interests             5              2
     Deduct: Total stock-based employee compensation
        expense determined under the fair value based
        method for all awards, net of related tax
        effects and minority interests                        (7)            (4)
                                                        ------------------------
 Pro forma net earnings                                    $ 267          $ 132
                                                        ========================
 Net earnings per share:
    Basic - as reported                                   $ 1.03         $ 0.52
    Basic - pro forma                                     $ 1.02         $ 0.51
    Diluted - as reported                                 $ 1.00         $ 0.52
    Diluted - pro forma                                   $ 0.99         $ 0.51

9.   Comprehensive Income

The Company's comprehensive income was:

                                                          For the Three Months
                                                              Ended March 31,
                                                        ------------------------
Millions of dollars                                         2004           2003
--------------------------------------------------------------------------------
   Net earnings                                            $ 269          $ 134
   Change in unrealized gain (loss)
     on hedging instruments (a)                              (27)           (10)
   Reclassification adjustment for
     settled hedging contracts (b)                             3              7
   Unrealized foreign currency translation adjustments        (9)            46
--------------------------------------------------------------------------------
Total comprehensive income                                 $ 236          $ 177
================================================================================

(a) Net of tax effect of:                                    (16)           (6)
(b) Net of tax effect of:                                      2             4

                                      -8-

10.  Assets Held for Sale

In the first quarter of 2004, the Company's UNSG subsidiary sold its rights and interests in the Sarulla geothermal project on the island of Sumatra, Indonesia (see note 4 - Disposition of Assets). This property was held for sale as of December 31, 2003.

At March 31, 2004, the Company was in the process of completing the sale of certain of its prospective mineral fee lands in North America. The assets involved in the sale include approximately 3.3 million net acres, primarily in Texas, Louisiana, Mississippi, Arkansas and Alabama. The Company has agreed to sell these properties for approximately $190 million in cash. The purchase price will be adjusted to reflect the effective date of October 1, 2003. The sale is expected to close by the end of the second quarter 2004, and the Company expects to record an after-tax gain of approximately $65 million.

The Company also held for sale its interests in the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile.

Details of the assets classified as held for sale, as of March 31, 2004, are presented below:

                                                E&P        Midstream &
Millions of dollars                        North America    Marketing     Total
--------------------------------------------------------------------------------
Assets
Properties - net                                   $ 67         $ -        $ 67
Other assets                                          -          38          38
--------------------------------------------------------------------------------
      Total assets                                 $ 67        $ 38       $ 105
================================================================================

11.       Postemployment Benefit Plans

The Company has numerous plans worldwide that provide employees with retirement benefits. The Company also has medical plans that provide health care benefits for eligible employees and many of its retired employees. Most of the Company's plans covering employees outside of North America are unfunded and resulting liabilities are extinguished on a "pay as you go" basis.

The components of net periodic benefit cost for the Company's pension and postretirement medical plans for the periods ending March 31, 2004 and March 31, 2003 were:

                                                Pension Benefits  Other Benefits
                                                ----------------- --------------
Millions of dollars                             2004      2003    2004     2003
-------------------------------------------------------------------------------
Service cost (net of employee contributions)    $ 8       $ 7     $ 1       $ 1
Interest cost                                    20        20       7         6
Expected return on plan assets                  (19)      (21)      -         -
Amortization of:
  Transition obligation                           -         -       -         -
  Prior service cost                              1         1       -         -
  Net actuarial (gains) losses                   16        15       3         3
Curtailment and settlement (gains) losses         -         -       -         -
Cost of special separation benefits               -         -       -         -
--------------------------------------------------------------------------------
Net periodic pension and
   other benefit cost (credit)                  $26      $ 22    $ 11      $ 10
================================================================================

                                       -9-

The assumed weighted-average rates used to determine the preceding net periodic benefit costs were:

                                                Pension Benefits  Other Benefits
                                                ----------------- --------------
Weighted-average assumptions                    2004      2003    2004     2003
--------------------------------------------------------------------------------
Discount rates                                  6.00%     6.74%   6.00%    6.75%
Rates of salary increases                       4.91%     4.93%   4.99%    4.99%
Expected returns on plan assets                 8.00%     8.40%    N/A       N/A

In the quarter ended March 31, 2004, no contributions were made to the U.S. Qualified Retirement Plan. The Company is not required under existing funding or tax regulations to make any cash contributions to its U.S. Qualified Retirement Plan in 2004. The Company may elect, however, to make voluntary contributions to its U.S. Qualified Retirement Plan during the remainder of 2004.

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute approximately $4 million to its Supplemental Executive Retirement plans, approximately $17 million to its foreign pension plans and approximately $27 million to its worldwide postretirement medical plans in 2004. As of March 31, 2004, the Company does not anticipate that actual contributions for the full year 2004 for said plans will vary materially from these forecasted levels.

12.  Long Term Debt

The Company's total consolidated debt, including current maturities, was $3.26 billion at March 31, 2004, compared with $2.88 billion at the end of 2003. The increase reflects the recognition of $538 million in 6-1/4% convertible junior subordinated debentures, payable to the Trust, as long term debt, replacing the $522 million convertible preferred securities of the Trust (see note 2 and note 13 for further detail). During the first three months of 2004, the Company retired $173 million in 6.375% notes and paid down $20 million of medium-term notes, which matured during the quarter. These decreases were partially offset by $40 million in new borrowings relating to Phase 1 development of the Azeri-Chirag-Gunashli structure in the Azerbaijan sector of the Caspian Sea.

13.  Variable Interest Entities

In 1996, Unocal exchanged 10,437,873 newly issued 6-1/4% trust convertible preferred securities of Unocal Capital Trust, a Delaware statutory trust, for shares of a then-outstanding issue of convertible preferred stock. Unocal acquired the convertible preferred securities, which had an aggregate liquidation value of $522 million, from the Trust, together with 322,821 common securities of the Trust, which had an aggregate liquidation value of $16 million, in exchange for $538 million principal amount of 6-1/4% convertible junior subordinated debentures of Unocal. The Trust was accounted for as a 100-percent-owned consolidated finance subsidiary of Unocal, with the debentures and payments thereon by Unocal to the Trust eliminated in the consolidated financial statements. Pursuant to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," as revised in December 2003 (see note 2), the Company deconsolidated the Trust in the first quarter of 2004. As a result, the $522 million obligation for the convertible preferred securities was removed from the consolidated balance sheet and replaced by $538 million in 6-1/4% convertible junior subordinated debentures of Unocal payable to the Trust. In addition, the Company recorded its $16 million investment in the Trust in investments and long-term receivables-net on the consolidated balance sheet. Effective in the first quarter of 2004, interest payments on the debentures are now recorded as interest expense on the consolidated earnings statement. In prior periods, payments to the holders of the preferred securities were reported as a separate line item on the consolidated earnings statement.

14.  Accrued Abandonment, Restoration and Environmental Liabilities

At March 31, 2004, the Company had accrued $732 million in estimated abandonment and restoration costs as liabilities. At December 31, 2003, the Company had accrued $710 million in estimated abandonment and restoration costs. The increase in the liability account from December 31, 2003 was due to accrued pre-tax accretion expense of $11 million, $10 million in revisions to existing estimates and $5 million in new abandonment liabilities recorded during the period. Abandonment liability settlements totaled $4 million during the first three months of 2004.

The Company's reserve for environmental remediation obligations at March 31, 2004 totaled $244 million, of which $116 million was included in current liabilities. This compared with $252 million at December 31, 2003, of which $118 million was included in current liabilities.

15.  Commitments and Contingencies

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

As disclosed in note 14, at March 31, 2004, the Company had accrued $244 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable and reasonably estimable. The Company may also incur additional liabilities in the future at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to the stage where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $215 million. The amount of such possible additional costs reflects the aggregate of the high ends of the ranges of costs of feasible alternatives identified by the Company for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because there are sites where the Company is not yet in a position to estimate all, or in some cases any, possible additional costs. Both the amounts reserved and estimates of possible additional costs may change in the near term, and in some cases could change substantially, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties.

During the three months period ended March 31, 2004, cash payments of $24 million were applied against the reserves and $16 million in provisions were added to the reserves. Possible additional remediation costs increased by $10 million during the first three months period of 2004. The accrued costs and the estimated possible additional costs are shown below for four categories of sites:

                                                           At March 31, 2004
                                                    ----------------------------
                                                              Estimated Possible
Millions of dollars                                  Reserve   Additional Costs
--------------------------------------------------------------------------------
   Superfund and similar sites                          $ 15           $ 15
   Active Company facilities                              28             30
   Company facilities sold with retained liabilities
     and former Company-operated sites                    90             85
   Inactive or closed Company facilities                 111             85
--------------------------------------------------------------------------------
      Total                                            $ 244          $ 215
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

At March 31, 2004, the Company had received notifications from the U.S. Environmental Protection Agency ("EPA") that the Company may be a PRP at 24 sites and may share certain liabilities at these sites. Of the total, four sites are under investigation and/or litigation and the Company's potential liability is not presently determinable and for one site, the Company has denied responsibility. At one site, the Company's potential liability appears to be de minimis. Of the remaining 18 sites, where the Company has concluded that liability is probable and to the extent costs can be reasonably estimated, a reserve of $11 million has been established for future remediation and settlement costs.

Various state agencies and private parties had identified 22 other similar PRP sites. Seven sites are under investigation and/or litigation and the Company's potential liability is not presently determinable and at three sites the Company's potential liability appears to be de minimis. Where the Company has concluded that liability is probable and to the extent costs can be reasonably estimated at the remaining 12 sites, a reserve of $4 million has been established for future remediation and settlement costs.

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

Active Company facilities - Included in this category are:

     o    The Molycorp molybdenum mine in Questa, New Mexico
     o    The Molycorp lanthanide facility in Mountain Pass, California
     o    Alaska oil and gas properties

The Company has a reserve of $28 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. The Company recorded provisions of $2 million during the first three months of 2004 and made payments of $2 million for this category of sites.

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

The Company has an aggregate reserve of $90 million for this group of sites. During the first three months of 2004, provisions of $10 million for the "Company facilities sold with retained liabilities and former Company-operated sites" category were recorded. These provisions were primarily for approximately 100 sites where the Company had operated service stations, bulk plants or terminals. The provisions were based on new and revised cost estimates that were developed for these sites in the first quarter of 2004. Payments of $19 million were made during the first three months of 2004 for sites in this category.

Inactive or closed Company facilities - The major sites in this category are:

     o    The Guadalupe oil field on the central California coast
     o    The Molycorp Washington and York facilities in Pennsylvania
     o    The Beaumont Refinery in Texas.

A reserve of $111 million has been established for these types of facilities. During the first three months of 2004, the Company accrued $4 million related to sites in this category primarily for the Beaumont Refinery site. A provision was recorded by the Company for the updated cost estimates to close impoundments used in the former operations at this site. In the first quarter of 2004, final design work and related detailed cost estimates to close these impoundments were completed. The Company also received final approval of a permit for these projects from the Texas Commission on Environmental Quality. Payments of $3 million were made during the first three months of 2004 for sites in this category.

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

The Company also must provide financial assurance for future closure and post-closure costs of its RCRA-permitted facilities and for decommissioning costs at facilities that are under radioactive source materials licenses. Pursuant to a 1998 settlement agreement between the Company and the State of California (and the subsequent stipulated judgment entered by the Superior Court), the Company must provide financial assurance for anticipated costs of remediation activities at its inactive Guadalupe oil field. As previously discussed, remediation reserves for these sites are included in the "Inactive or closed Company facilities" category and totaled $99 million at March 31, 2004. At those sites where investigations or feasibility studies have advanced to the stage of analyzing alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $55 million. Although any possible additional costs for these sites are likely to be incurred at different times and over a period of many years, the Company believes that these obligations could have a material adverse effect on the Company's results of operations but are not expected to be material to the Company's consolidated financial condition or liquidity.

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

Certain Litigation and Claims

Nuevo Energy Claim: Nuevo Energy Company has paid Unocal $39.95 million to settle an ongoing dispute (U.S.D.C. Central District of California Case No. 03-4664 (RCx)) regarding contingent payments for 2002 and subsequent years owed by Nuevo to the Company under the terms of the 1996 Asset Purchase Agreement pursuant to which Nuevo purchased substantially all of the Company's operating California oil and gas properties. The Company received the full amount of the settlement payment on April 30, 2004. Under the settlement, the contingent payment agreement has been terminated. Nuevo has also released Unocal from liability for $10.8 million Nuevo claimed it paid to Unocal by mistake.

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

The Agrium Claim alleges numerous causes of action relating to Agrium's purchase from the Company of a nitrogen-based fertilizer plant on the Kenai Peninsula, Alaska, in September 2000. The primary allegations involve the Company's obligation to supply natural gas to the plant pursuant to the GPSA. Agrium alleges that the Company misrepresented the amount of natural gas reserves available for sale to the plant as of the closing of the transaction and that the Company has failed to develop additional natural gas reserves for sale to the plant. Agrium also alleges that the Company misrepresented the condition of the general effluent sewer at the plant and made misrepresentations regarding other environmental matters.
                                      -15-

Agrium seeks damages in an unspecified amount for breach of such representations and warranties, as well as for alleged misconduct by the Company in operating and managing certain oil and gas leases and other facilities. One of its expert witnesses, however, has calculated Agrium's damages in a range between $292 million and $708 million, depending upon different models. The Company disagrees with the witness. Agrium also seeks declaratory relief for the calculation of payments under a "Retained Earnout" covenant in the Purchase and Sale Agreement for the plant (the "PSA") that entitles the Company to certain contingent payments based on the price of ammonia subsequent to the September 2000 closing. The complaint includes demands for punitive damages and attorneys' fees.

In September 2002, Agrium amended its complaint to add allegations that the Company breached certain conditions of the September 2000 closing, breached certain indemnification obligations, and violated the pertinent health and safety code. Agrium also asked for recission of the sale of the fertilizer plant, in addition, or as an alternative, to money damages. In addition, Agrium seeks a declaration by the arbitral panel that has been convened (see below) that natural gas from Unocal's Ninilchik, Happy Valley fields "or elsewhere" should be delivered to the plant to meet Unocal's alleged obligations under the GPSA.

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

Consistent with worldwide industry contracting practice, there was no provision in the PSC for compensating the Bangladesh government or Petrobangla for resources lost during the contractor's operations. Even if some form of compensation were due, the Company and OBL believe that settlement compensation for the blowout was fully addressed in a 1998 Supplemental Agreement to the PSC (the "Supplemental Agreement"), which, among other matters, waived OBL's then 50-percent contractor's share (as well as the then 50-percent contractor's share held by the Company's Unocal Bangladesh, Ltd., subsidiary ("Unocal Bangladesh")) of entitlement to the recovery of costs incurred in the drilling of the MB #1 and the blowout, waived their right to invoke force majeure in connection with the blowout, and reduced by five percentage points their contractors' profit share (with a concomitant increase in Petrobangla's profit share) of future production from the sands encountered by the MB #1 well to a drill depth of 840 meters or, if the blowout sand reservoir were not present or development is not feasible deemed commercial, from other commercial fields in the Moulavi Bazar "ring-fenced" area of Block 14. Consequently, the Company and OBL consider the matter closed and Unocal Blocks 13 and 14 Ltd. has advised Petrobangla that no additional compensation is warranted. By Writ Petition Affidavit dated March 24, 2003, a concerned citizen filed suit in the Bangladesh lower court (Alam v. Bangladesh, Petrobangla, Department of Environment, and Unocal Bangladesh, Ltd., Supreme Court of Bangladesh, High Court Division, Writ Petition No. 2461 of
2003) on the basis of the MB #1 blowout. The Company was notified of the suit on May 26, 2003 when it received the court's order to show cause why the Supplemental Agreement should not be declared illegal and cancelled on account of its having
                                      -16-
been executed without lawful authority, and why Unocal Bangladesh should not be directed to stop exploration until it compensates for the MB#1 blowout. No hearing is currently scheduled on the matter, and the Company believes the action is not well founded.

Tax matters

The Company believes it has adequately provided in its accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues impacts not only the year in which the items arose, but also the Company's tax situation in other tax years. With respect to 1979-1994 taxable years, all issues raised for these years have now been tentatively settled with the Appeals division of the Internal Revenue Service ("IRS") as well as the Tax Court, including the carryback of a 1993 net operating loss ("NOL") to tax year 1984 and resultant credit adjustments. The 1993 NOL resulted from certain specified liability losses described in Internal Revenue Code Section 172. Since the audit of the 1979-1994 taxable years resulted in a net overpayment of income taxes for the period, the Joint Committee on Taxation of the U.S Congress must review the claim. Once notification from the Joint Committee is received, taxable years 1979-1994 will be effectively closed as a single package, pending entry of final decisions in Tax Court for the docketed years, to assure that interest is properly computed under the complex rules, which govern netting of interest. All such developments have been considered in the Company's accounts. The 1995-1997 taxable years are before the Appeals division of the IRS. The 1998- 2001 taxable years are now before the Exam division of the IRS.

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

The Company has accrued probable and reasonably estimable assessment and remediation costs for the locations covered under these guarantees. These amounts are included in the "Company facilities sold with retained liabilities and former Company-operated sites" category of the Company's reserve for environmental remediation obligations. At March 31, 2004, the reserve for this category totaled $90 million. For those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $85 million. See the discussion elsewhere in this footnote for additional information regarding this category.

The Company has a construction completion guarantee related to debt financing arrangements for the Baku-Tbilisi-Ceyhan ("BTC") pipeline project. The Company has an equity interest in the development of this pipeline from Baku, Azerbaijan through Georgia to the Mediterranean port of Ceyhan, Turkey. The Company's maximum potential future payments under the guarantee are estimated to be $310 million. The debt is secured by transportation proceeds from production of the Azeri field of the Caspian Sea. The debt is non-recourse upon financial completion certification, which is expected by 2009. As of March 31, 2004, the Company has recorded a liability of $19 million as the estimated value of this guarantee.

The Company has also guaranteed the debt of certain other entities accounted for by the equity method. The majority of this debt matures ratably through the year 2014. The maximum potential amount of future payments the Company could be required to make is approximately $17 million.

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

Financial Assurance for Unocal Obligations

In the normal course of business, the Company has performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily cover self-insurance, site restoration, dismantlement and other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by the Company if drawn upon. At March 31, 2004, the Company had obtained various surety bonds for $188 million. These surety bonds included a bond for $76 million securing the Company's performance under a fixed price natural gas sales contract for the delivery of 72 billion cubic feet of gas over a ten-year period that began in January of 1999 and will end in December of 2008 and $112 million in various other routine performance bonds held by local, city, state and federal agencies. The Company also had obtained $75 million in standby letters of credit at March 31, 2004, of which $15 million represented additional collateral related to the aforementioned fixed price natural gas sales contract. The Company has entered into indemnification obligations in favor of the providers of these surety bonds and letters of credit.

The Company has various other guarantees for approximately $525 million. Approximately $134 million of the $525 million in guarantees represent financial assurance given by the Company on behalf of its Molycorp subsidiary relating to permits covering operations and discharges from its Questa, New Mexico, molybdenum mine. The Company's financial assurance is for the completion of temporary closure plans (required only upon cessation of operations) and other obligations required under the terms of the permits. The costs associated with the financial assurance are based on estimations provided by agencies of the state of New Mexico.

Guarantees for approximately $300 million of the $525 million would require the Company to obtain a surety bond or a letter of credit or establish a trust fund if its credit rating were to drop below investment grade -- that is BBB- or Baa3 from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively.

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

Other matters

The Company has a lease agreement relating to the Discoverer Spirit deepwater drillship, with a current minimum daily rate of approximately $226,000. The future remaining minimum lease payment obligation was approximately $120 million at March 31, 2004. The contract will expire on September 18, 2005.

The Company also has other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Based on management's assessment of the ultimate amount and timing of possible adverse outcomes and associated costs, none of such matters is presently expected to have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

16.  Financial Instruments and Commodity Hedging

Interest rate contracts - The Company enters into interest rate swap contracts to manage its debt with the objective of minimizing the volatility and magnitude of the Company's borrowing costs. The Company may also enter into interest rate option contracts to protect its interest rate positions, depending on market conditions. At March 31, 2004, the Company had approximately $22 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges of interest rate exposures through September 2012. Of this amount, $3 million in after-tax losses are expected to be reclassified to the consolidated earnings statement during the next twelve months.

Foreign currency contracts - Various foreign exchange currency forward, option and swap contracts are entered into by the Company from time to time to manage its exposures to adverse impacts of foreign currency fluctuations on recognized obligations and anticipated transactions. At March 31, 2004, the Company had no material deferred amounts in accumulated other comprehensive income on the consolidated balance sheet related to foreign currency contracts.

Commodity hedging activities - The Company uses hydrocarbon derivatives to mitigate its overall exposure to fluctuations in hydrocarbon commodity prices. Ineffectiveness for cash flow and fair value hedges in the first quarter of 2004 was immaterial. At March 31, 2004, the Company had approximately $33 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future commodity sales for the period beginning April 2004 through December 2004. All of the after-tax losses are expected to be reclassified to the consolidated earnings statement during 2004.

Fair values for debt and other long-term instruments - The estimated fair values of the Company's long-term debt were $3.60 billion at March 31, 2004. Fair values were based on the discounted amounts of future cash outflows using the rates offered to the Company for debt with similar remaining maturities.

17.  Supplemental Condensed Consolidating Financial Information

Unocal guarantees all the publicly held securities issued by its 100 percent-owned subsidiary Union Oil. Such guarantees are full and unconditional and no subsidiaries of Unocal or Union Oil guarantee these securities.

As a result of adopting FASB Interpretation No. 46 (revised December 2003) (see note 2 and 13 for further detail), the Company deconsolidated Unocal Capital Trust (the "Trust") effective January 1, 2004.

The following tables present condensed consolidating financial information for
(a) Unocal (Parent), (b) Union Oil (Parent) and (c) on a combined basis, the subsidiaries of Union Oil (non-guarantor subsidiaries). Virtually all of the Company's operations are conducted by Union Oil and its subsidiaries. The 2003 tables also present the Trust, as part of the condensed consolidating financial information.

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the Three Months Ended March 31, 2004
                                                                            Non-
                                                  Unocal   Union Oil     Guarantor
Millions of dollars                              (Parent)   (Parent)    Subsidiaries   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                           $ -      $ 326          $ 1,717        $ (206)        $ 1,837
Interest, dividends and miscellaneous income             -          4                8            (1)             11
Gain on sales of assets                                  -         24               20             -              44
---------------------------------------------------------------------------------------------------------------------
      Total revenues                                     -        354            1,745          (207)          1,892
Costs and other deductions
Purchases, operating and other expenses                  2        229            1,146          (206)          1,171
Depreciation, depletion and amortization                 -         63              169             -             232
Impairments                                              -          3                2             -               5
Dry hole costs                                           -         17                8             -              25
Interest expense                                         8         26                8            (1)             41
---------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                  10        338            1,333          (207)          1,474

Equity in earnings of subsidiaries                     278        238                -          (516)              -
Earnings from equity investments                         -          1               36             -              37
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests               268        255              448          (516)            455
---------------------------------------------------------------------------------------------------------------------
Income taxes                                            (1)       (23)             205             -             181
Minority interests                                       -          -                5             -               5
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                    269        278              238          (516)            269
---------------------------------------------------------------------------------------------------------------------
      Net earnings                                   $ 269      $ 278            $ 238        $ (516)          $ 269
=====================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the Three Months Ended March 31, 2003
                                                                   Unocal                 Non-
                                                          Unocal  Capital  Union Oil    Guarantor
Millions of dollars                                      (Parent)  Trust    (Parent)  Subsidiaries  Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                  $ -      $ -      $ 512       $ 1,690        $ (427)        $ 1,775
Interest, dividends and miscellaneous income                    -        8         11             2           (10)             11
Gain (loss) on sales of assets                                  -        -         (9)           12             -               3
----------------------------------------------------------------------------------------------------------------------------------
      Total revenues                                            -        8        514         1,704          (437)          1,789
Costs and other deductions
Purchases, operating and other expenses                         2        -        282         1,211          (427)          1,068
Depreciation, depletion and amortization                        -        -        106           154             -             260
Impairments                                                     -        -          -             -             -               -
Dry hole costs                                                  -        -         52            19             -              71
Interest expense                                                8        -         30            10           (10)             38
Distributions on convertible preferred securities               -        8          -             -             -               8
----------------------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                         10        8        470         1,394          (437)          1,445

Equity in earnings of subsidiaries                            142        -        181             -          (323)              -
Earnings from equity investments                                -        -          3            40             -              43
----------------------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                      132        -        228           350          (323)            387
----------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                   (2)       -         31           139             -             168
Minority interests                                              -        -          -             2             -               2
----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                           134        -        197           209          (323)            217
Earnings from discontinued operations                           -        -          -             -             -               -
Cumulative effect of accounting changes                         -        -        (55)          (28)            -             (83)
----------------------------------------------------------------------------------------------------------------------------------
      Net earnings                                          $ 134      $ -      $ 142         $ 181        $ (323)          $ 134
==================================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
At March 31, 2004
                                                                              Non-
                                                     Unocal   Union Oil    Guarantor
Millions of dollars                                 (Parent)   (Parent)   Subsidiaries  Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ -      $ 332          $ 428           $ -           $ 760
   Accounts and notes receivable - net                    118        236          1,005          (132)          1,227
   Inventories                                              -          8            181           (79)            110
   Other current assets                                     -        121             33             -             154
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                118        697          1,647          (211)          2,251
Properties - net                                            -      1,988          6,414            (3)          8,399
Other assets including goodwill                         5,446      5,332          1,919       (11,211)          1,486
----------------------------------------------------------------------------------------------------------------------
      Total assets                                     $5,564    $ 8,017        $ 9,980     $ (11,425)       $ 12,136
======================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -      $ 290          $ 929        $ (118)        $ 1,101
   Current portion of long-term debt                        -          5             57             -              62
   Other current liabilities                               55        270            574           (16)            883
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                            55        565          1,560          (134)          2,046
Long-term debt                                            538      1,806            855             -           3,199
Deferred income taxes                                       -       (208)           929             -             721
Accrued abandonment, restoration
   and environmental liabilities                            -        388            472             -             860
Other deferred credits and liabilities                      -        692            324            (3)          1,013
Minority interests                                          -          -             40             7              47

Stockholders' equity                                    4,971      4,774          5,800       (11,295)          4,250
----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $5,564    $ 8,017        $ 9,980     $ (11,425)       $ 12,136
======================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
At December 31, 2003
                                                               Unocal                 Non-
                                                     Unocal   Capital  Union Oil   Guarantor
Millions of dollars                                 (Parent)   Trust   (Parent)   Subsidiaries   Eliminations   Consolidated
------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ 1      $ -      $ 45          $ 358            $ -          $ 404
   Accounts and notes receivable - net                     94        -       360            946           (108)         1,292
   Inventories                                              -        -        15            205            (79)           141
   Other current assets                                    (1)       -       127             28              -            154
------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                 94        -       547          1,537           (187)         1,991
Properties - net                                            -        -     2,012          6,315             (3)         8,324
Other assets including goodwill                         4,645      541     5,433          1,564        (10,700)         1,483
------------------------------------------------------------------------------------------------------------------------------
      Total assets                                     $4,739    $ 541   $ 7,992        $ 9,416      $ (10,890)      $ 11,798
==============================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -      $ -     $ 335          $ 831          $ (94)       $ 1,072
   Current portion of long-term debt                        -        -       193             55              -            248
   Other current liabilities                               52        3       299            427            (16)           765
------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                            52        3       827          1,313           (110)         2,085
Long-term debt                                              -        -     1,811            824              -          2,635
Deferred income taxes                                       -        -      (184)           888              -            704
Accrued abandonment, restoration
   and environmental liabilities                            -        -       390            454              -            844
Other deferred credits and liabilities                      -        -       654            309             (3)           960
Minority interests                                          -        -         -             32              7             39

Company-obligated mandatorily redeemable
   convertible preferred securities of a
   subsidiary trust holding solely parent debentures        -      522         -              -              -            522

Stockholders' equity                                    4,687       16     4,494          5,596        (10,784)         4,009
------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $4,739    $ 541   $ 7,992        $ 9,416      $ (10,890)      $ 11,798
==============================================================================================================================

                                      -23-

CONDENSED CONSOLIDATED CASH FLOWS
For the Three Months Ended March 31, 2004
                                                                             Non-
                                                     Unocal   Union Oil   Guarantor
Millions of dollars                                 (Parent)  (Parent)   Subsidiaries  Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities                      $ -     $ 523          $ 227           $ -           $ 750

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                             -       (63)          (297)            -            (360)
   Proceeds from sales of assets
      and discontinued operations                           -        20             52             -              72
   Return of capital from affiliate company                 -         -             52             -              52
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                       -       (43)          (193)            -            (236)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Change in long-term debt                                 -      (193)            36             -            (157)
   Dividends paid on common stock                         (52)        -              -             -             (52)
   Proceeds from issuance of common stock                  51         -              -             -              51
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (1)     (193)            36             -            (158)
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents           (1)      287             70             -             356
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period            1        45            358             -             404
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ -     $ 332          $ 428           $ -           $ 760
=====================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
For the Three Months Ended March 31, 2003
                                                                Unocal                  Non-
                                                      Unocal   Capital  Union Oil    Guarantor
Millions of dollars                                  (Parent)   Trust    (Parent)   Subsidiaries  Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities                      $ 51      $ -      $ 221          $ 413           $ -           $ 685

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                              -        -        (95)          (334)            -            (429)
   Proceeds from sales of assets
      and discontinued operations                            -        -         42             24             -              66
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                        -        -        (53)          (310)            -            (363)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Change in long-term debt and capital leases               -        -        (97)            13             -             (84)
   Dividends paid on common stock                          (52)       -          -              -             -             (52)
   Minority interests                                        -        -          -             (2)            -              (2)
   Other                                                     1        -          -              3             -               4
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (51)       -        (97)            14             -            (134)
--------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                        -        -         71            117             -             188
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period             -        -        (18)           186             -             168
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $ -      $ -       $ 53          $ 303           $ -           $ 356
================================================================================================================================

18.  Segment Data

The Company has made changes in the reporting of its segments from the reporting utilized in the 2003 Annual Report on Form 10-K, as amended, as detailed in the following tables. The Company's reportable segments are: Exploration and Production, Midstream & Marketing, and Geothermal. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate, carbon and minerals and those businesses that were sold or being phased-out, are included under the Corporate and Other heading.

The Company's Exploration and Production segment has simplified its North America presentation by combining the Alaska business unit with the U.S. Lower 48 business to form the U.S. geographic designation. In the International geographic designation, the Company will present two sub-categories: Asia and Other versus the previous categories of Far East and Other. In addition, the former Trade segment has been combined with the Midstream segment to form the Midstream & Marketing segment.

---------------------------------------------------------------------------------------------------------------------
Segment Information                                                 Exploration & Production
For the Three Months                                       North America           International
Ended March 31, 2004
---------------------------------------------------------------------------------------------------------------------
Millions of dollars                                   U.S.     Canada  Total N.A.  Asia    Other Total Intl Total E&P
---------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                           $ 305         $ 71    $ 376    $ 352     $ 57    $ 409    $ 785
Other income (loss) (a)                                 10            -       10        1        1        2       12
Inter-segment revenues                                 206           32      238      102        -      102      340
---------------------------------------------------------------------------------------------------------------------
Total                                                  521          103      624      455       58      513    1,137

Earnings (loss) from equity investments                  -            -        -       10        -       10       10

Earnings (loss) from continuing operations             116           12      128      158       17      175      303
Earnings from discontinued operations (net)              -            -        -        -        -        -        -
Cumulative effect of accounting changes                  -            -        -        -        -        -        -
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    116           12      128      158       17      175      303

Assets (at March 31, 2004)                           3,213        1,310    4,523    3,440      844    4,284    8,807
---------------------------------------------------------------------------------------------------------------------

                                                  Midstream   Geothermal         Corporate & Other              Total
                                                    &                               Net     Environ-
                                                  Marketing              Admin &  Interest  mental &
                                                                         General   Expense Litigation  Other(b)
---------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                           $ 981         $ 40      $ -      $ -      $ -     $ 31  $ 1,837
Other income (loss) (a)                                  5           32        -        6        -        -       55
Inter-segment revenues                                   2            -        -        -        -     (342)       -
---------------------------------------------------------------------------------------------------------------------
Total                                                  988           72        -        6        -     (311)   1,892

Earnings (loss) from equity investments                 16            1        -        -        -       10       37

Earnings (loss) from continuing operations              23           37      (27)     (32)     (16)     (19)     269
Earnings from discontinued operations (net)              -            -        -        -        -        -        -
Cumulative effect of accounting changes                  -            -        -        -        -        -        -
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                     23           37      (27)     (32)     (16)     (19)     269

Assets (at March 31, 2004)                           1,133          548        -        -        -    1,648   12,136
---------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

---------------------------------------------------------------------------------------------------------------------
Segment Information                                                 Exploration & Production
For the Three Months                                       North America           International
Ended March 31, 2003
---------------------------------------------------------------------------------------------------------------------
Millions of dollars                                   U.S.     Canada  Total N.A.  Asia    Other Total Intl Total E&P
---------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                           $ 227         $ 58    $ 285    $ 332     $ 30    $ 362    $ 647
Other income (loss) (a)                                  3            -        3        -        -        -        3
Inter-segment revenues                                 388           38      426       91        -       91      517
--------------------------------------------------------------------------------------------------------------------
Total                                                  618           96      714      423       30      453    1,167

Earnings (loss) from equity investments                  3            -        3        9        4       13       16

Earnings (loss) from continuing operations             126           24      150      132       10      142      292
Cumulative effect of accounting changes (b)            (32)           4      (28)      13        -       13      (15)
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                     94           28      122      145       10      155      277

Assets (at December 31, 2003)                        3,315        1,324    4,639    3,377      765    4,142    8,781
---------------------------------------------------------------------------------------------------------------------

                                                  Midstream   Geothermal         Corporate & Other              Total
                                                    &                               Net     Environ-
                                                  Marketing              Admin &  Interest  mental &
                                                                         General   Expense Litigation  Other(b)
---------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                         $ 1,061         $ 35      $ -      $ -      $ -     $ 32  $ 1,775
Other income (loss) (a)                                  -            -        -        4        -        7       14
Inter-segment revenues                                   2            -        -        -        -     (519)       -
---------------------------------------------------------------------------------------------------------------------
Total                                                1,063           35        -        4        -     (480)   1,789

Earnings (loss) from equity investments                 16            1        -        -        -       10       43

Earnings (loss) from continuing operations               9           12      (23)     (31)     (17)     (25)     217
Cumulative effect of accounting changes (b)             (2)           -        -        -        -      (66)     (83)
---------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                      7           12      (23)     (31)     (17)     (91)     134

Assets (at December 31, 2003)                        1,097          611        -        -        -    1,309   11,798
---------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Net of tax (benefit) $48
(c) Includes eliminations and consolidation adjustments.

                                      -26-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with Management's Discussion and Analysis in Item 7 of Unocal's 2003 Annual Report on Form 10-K, as amended, and the consolidated financial statements and related notes therein.

                                    OVERVIEW

In the first quarter of 2004, the Company met most of its operational and financial targets. Production was slightly below the forecasted range due to several factors, including an unforeseen two-month pipeline shutdown in the Gulf of Mexico because of a vessel accident involving a Mobile Bay pipeline. In addition, the West Seno facility in Indonesia had a planned two-week shutdown during the quarter. International production was less than anticipated due to lower volumes from Production Sharing Contracts due to higher prices. Thailand operations had an excellent quarter as natural gas sales continued to be above contract minimums. The higher Thai production partially offset the lower than expected production volumes in Indonesia and the Gulf of Mexico. Expenses and capital budgets were in the expected ranges and drill bit success continued in Indonesia.

Some of the more significant operational highlights from the first quarter of 2004 are listed below:

- Drilled significant deepwater discovery in the Gulf of Mexico (Puma) and had successful appraisal wells in Indonesia (Gehem and Gula).
- Drilling of two high-impact deepwater wells - Tobago and Mad Dog Deep - in the Gulf of Mexico.
- Continued ramp-up of production on the deepwater West Seno project in Indonesia, although slower than forecast.
- Continued discussion and negotiation on terms for supplying higher volumes of natural gas in both the short and long term in Thailand.
- Submitted development plan to sell natural gas from the Bibiyana field for Petrobangla, the state oil company, in Bangladesh.
- Received $60 million in cash from the sale of the Sarulla geothermal project to Indonesia's state electric utility.
- Progressed on construction of the Phase 1 and 2 developments of the Azerbaijan International Operating Company ("AIOC") project in the Caspian Sea; first oil at the wellhead is expected in late 2004 or early 2005 for Phase 1.
- Completed approximately 60 percent of the construction on the Baku-Tbilisi-Ceyhan ("BTC") export pipeline from the Caspian Sea.
- Reached agreement to sell certain fee mineral interests in the U.S. for approximately $190 million cash.

                              CONSOLIDATED RESULTS

In 2004, the Company's Exploration and Production segment has simplified its North America presentation by combining the Alaska business unit with the U.S. Lower 48 to form the U.S. geographic designation. In the International geographic designation, the Company will present two sub-categories: Asia and Other versus the previous categories of Far East and Other. In addition, the former Trade segment has been combined with the Midstream segment to form the Midstream & Marketing segment. See note 18 to the consolidated financial statements in Item 1 of this report for revisions in the Company's reportable segments.

                                                           For the Three Months
                                                               Ended March 31,
                                                      --------------------------
Millions of dollars                                           2004         2003
--------------------------------------------------------------------------------
Earnings from continuing operations                          $ 269        $ 217
Cumulative effect of accounting changes                          -          (83)
--------------------------------------------------------------------------------
Net earnings                                                 $ 269        $ 134
================================================================================

Earnings From Continuing Operations

Earnings from continuing operations were $269 million in the first quarter of 2004, which was an increase of $52 million compared to the same quarter a year ago. The increase was primarily due to higher realized worldwide natural gas prices, which increased net earnings by approximately $40 million. Higher International liquids production also contributed approximately $40 million in higher earnings, primarily from higher Indonesia and Thailand production. Dry hole costs were lower compared with the previous year, primarily due to lower drilling activity, increasing net earnings by approximately $30 million. Included in the current period are dry hole costs for the House Payment and Myrtle Beach exploratory wells in the Gulf of Mexico. Gains from asset sales, which included the sale of the Company's rights and interests in the Sarulla geothermal project in Indonesia, added another $30 million to net earnings. The Company's worldwide average realized natural gas price, which included a gain of 17 cents per Mcf from hedging activities in the current quarter, was $4.00 per Mcf. This was an increase of 10 cents per Mcf from the $3.90 per Mcf realized during the same period a year ago, which included a loss of 27 cents per Mcf from hedging activities. In the current quarter, the Company's worldwide average realized liquids price was $ 30.64 per Bbl, which was an increase of 65 cents per Bbl from the same period a year ago. The Company's hedging program lowered the average realized liquids price by $1.00 per Bbl in the current quarter while the prior year quarter included a loss of 50 cents per Bbl from hedging activities.

These positive variance factors were partially offset by lower North America production, which reduced net earnings by approximately $75 million in the first quarter of 2004 compared with the same period a year ago. North America liquids production averaged 72,000 Bbl/d in the first quarter of 2004, down from 88,000 Bbl/d a year ago, while natural gas production averaged 599 MMcf/d down from 858 MMcf/d for 2003. Most of the production decline was due to the divestiture of various properties in the Gulf of Mexico, onshore U.S. and Canada and pipeline down time in the Mobile Bay area of the Gulf of Mexico.

After-tax environmental and litigation expenses for the Company were $23 million in the first quarter of 2004, compared with $17 million in 2003.

The effective income tax rate for the current quarter was 40 percent compared with 43 percent for the first quarter of 2003, reflecting lower overall average foreign income tax expense due to a mix of earnings from countries with lower tax rates as compared to same period a year ago.

Cumulative Effect of Accounting Changes

In the first quarter of 2003, the Company recorded a non-cash $83 million after-tax charge for the cumulative effect of a change in accounting principle related to the initial adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

Revenues

Revenues from continuing operations for the first quarter of 2004 were $1.89 billion compared with $1.79 billion for the same period a year ago. The increase primarily reflected higher crude oil and natural gas prices. This was partially offset by lower North America production.

OPERATING HIGHLIGHTS                                                   UNOCAL CORPORATION

                                                                          1st Q     1st Q
                                                                     ---------------------
                                                                           2004      2003
------------------------------------------------------------------------------------------
North America Net Daily Production
  Liquids (thousand barrels)
     U.S. (a)                                                                55        70
     Canada                                                                  17        18
------------------------------------------------------------------------------------------
          Total liquids                                                      72        88
  Natural gas - dry basis (million cubic feet)
     U.S. (a)                                                               515       761
     Canada                                                                  84        97
------------------------------------------------------------------------------------------
          Total natural gas                                                 599       858
North America Average Prices (excluding hedging activities) (b)
  Liquids (per barrel)
     U. S.                                                              $ 32.66   $ 31.39
     Canada                                                             $ 28.51   $ 28.44
          Average                                                       $ 31.71   $ 30.77
  Natural gas (per mcf)
     U. S.                                                               $ 5.04    $ 5.86
     Canada                                                              $ 5.38    $ 5.64
          Average                                                        $ 5.09    $ 5.83
------------------------------------------------------------------------------------------
North America Average Prices (including hedging activities) (b)
  Liquids (per barrel)
     U. S.                                                              $ 29.87   $ 30.29
     Canada                                                             $ 28.51   $ 28.44
          Average                                                       $ 29.56   $ 29.90
  Natural gas (per mcf)
     U. S.                                                               $ 5.57    $ 5.24
     Canada                                                              $ 5.08    $ 5.33
          Average                                                        $ 5.50    $ 5.25
-----------------------------------------------------------------------------------------

(a)Includes proportional interests in production of equity investees.
(b)Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.

OPERATING HIGHLIGHTS (CONTINUED)                                       UNOCAL CORPORATION

                                                                          1st Q     1st Q
                                                                     ---------------------
                                                                           2004      2003
------------------------------------------------------------------------------------------
International Net Daily Production (c)
  Liquids  (thousand barrels)
     Asia                                                                   66         56
     Other (a)                                                              20         20
------------------------------------------------------------------------------------------
          Total liquids                                                     86         76
  Natural gas - dry basis (million cubic feet)
     Asia                                                                  884        960
     Other (a)                                                              25         22
------------------------------------------------------------------------------------------
          Total natural gas                                                909        982
International Average Prices (d)
  Liquids (per barrel)
     Asia                                                             $  31.44     $29.69
     Other                                                            $  32.12     $32.44
          Average                                                     $  31.57     $30.11
  Natural gas (per mcf)
     Asia                                                             $   2.97     $ 2.76
     Other                                                            $   4.29     $ 4.15
          Average                                                     $   2.98     $ 2.77
------------------------------------------------------------------------------------------
Worldwide Net Daily Production (a) (c)
  Liquids  (thousand barrels)                                              158        164
  Natural gas - dry basis (million cubic feet)                           1,508      1,840
  Barrels oil equivalent (thousands)                                       409        471
Worldwide Average Prices (excluding hedging activities) (b)
  Liquids (per barrel)                                                $  31.64     $30.49
  Natural gas (per mcf)                                               $   3.83     $ 4.17
Worldwide Average Prices (including hedging activities) (b)
  Liquids (per barrel)                                                $  30.64     $29.99
  Natural gas (per mcf)                                               $   4.00     $ 3.90
------------------------------------------------------------------------------------------

(a)Includes proportional interests in production of equity investees.
(b)Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.
(c)International production is presented utilizing the economic interest method.
(d)International did not have any hedging activities.

                            BUSINESS SEGMENT RESULTS

See note 18 to the consolidated financial statements in Item 1 of this report for details of the Company's new reportable segments, which are now organized as follows:

Exploration and Production

The Company engages in oil and gas exploration, development and production worldwide. The results of this segment are discussed under the geographical breakdown of North America and International:

North America - Included in this category are the U.S. and Canada oil and gas operations.

After-tax earnings totaled $128 million in the first quarter of 2004 compared to $150 million for the same period a year ago, which was a decrease of $22 million. The decrease was primarily due to lower production that was partially offset by higher natural gas prices and lower dry hole costs. Lower natural gas and liquids production reduced after-tax earnings by approximately $75 million while higher natural gas prices increased net earnings by approximately $20 million. Lower dry hole costs increased net earnings by approximately $25 million in the first quarter of 2004 primarily from lower Gulf of Mexico drilling activity. The first quarter of 2004 results also included a $15 million litigation settlement related to a previous asset sale and additional gains of $6 million related to the 2003 sale of certain assets in the Gulf of Mexico.

International - The Company's International operations encompass oil and gas exploration and production activities outside of North America. The Company, through its International subsidiaries, operates or participates in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan, the Democratic Republic of Congo and Brazil.

After-tax earnings totaled $175 million in the first quarter of 2004 compared to $142 million in the first quarter of 2003. The increase was primarily due to about $40 million in higher liquids production and approximately $15 million in higher natural gas prices. Higher liquids production was primarily due to the West Seno production in Indonesia, which began in the second half of 2003. These positive factors were partially offset by lower natural gas production from Myanmar and Bangladesh, which reduced after-tax earnings by about $15 million.

Midstream & Marketing

The Midstream & Marketing segment is comprised of the Company's equity interests in certain petroleum pipeline companies, wholly-owned pipelines and terminals throughout the U.S., the Company's North America gas storage business and the Company's organization that markets the majority of the Company's worldwide liquids production and North American natural gas production. In addition, the marketing organization conducts the Company's trading activities involving hydrocarbon derivative instruments, for which hedge accounting is not used, to exploit anticipated opportunities arising from commodity price fluctuations. The marketing organization also purchases limited amounts of physical inventories for energy trading purposes when arbitrage opportunities arise. These commodity risk-management and trading activities are subject to internal restrictions, including value at risk limits, which measure the Company's potential loss from likely changes in market prices

Earnings from continuing operations totaled $23 million in the current quarter compared to $9 million in the first quarter of 2003. The higher results primarily reflect gains from crude oil and natural gas trading activities, which were positively impacted by volatile commodity prices.

The segment's sales and operating revenues were $981 million in the current quarter compared to $1.06 billion in the same quarter a year ago. Included in these totals were sales from marketing activities totaling $833 million in the current quarter compared to $920 million in the same quarter a year ago, representing approximately 45 percent and 52 percent of the Company's total sales and operating revenues for the first quarters of 2004 and 2003, respectively. The decrease in sales from marketing activities was primarily due to lower domestic natural gas and crude oil revenues attributable to property sales in 2003. Higher international crude oil volumes partially offset these decreases.

Geothermal

The Geothermal segment produces geothermal steam for power generation, with operations in the Philippines and Indonesia. The segment's activities also include the operation of geothermal steam-fired power plants in Indonesia and equity interests in gas-fired power plants in Thailand.

Earnings from continuing operations totaled $37 million in the current quarter compared to $12 million in the same period a year ago. This increase was primarily due to the $21 million after-tax gain from the sale of the Company's rights and interests in the Sarulla geothermal project on the island of Sumatra, Indonesia.

Corporate and Other

Corporate and Other includes general corporate overhead, miscellaneous operations (including real estate, carbon and mineral businesses), other corporate unallocated costs (including environmental and litigation expenses) and net interest expense.

The results for the current quarter were a loss of $94 million compared to a loss of $96 million in the same period a year ago. The current quarter reflects approximately $4 million in improved results from the Company's real estate business. After-tax expenses for environmental and litigation matters for the current quarter were $20 million compared to $17 million in the same period a year ago.

                         LIQUIDITY and CAPITAL RESOURCES

Based on current commodity prices and current development projects, the Company expects cash generated from operating activities, asset sales and cash on hand in 2004 to be sufficient for the remainder of 2004 to cover its operating and capital spending requirements and to meet expected dividend payments and to pay down debt. The Company has substantial borrowing capacity to enable it to meet unanticipated cash requirements. Cash and cash equivalents on hand totaled $760 million at March 31, 2004, up from $404 million at the end of 2003.

Cash flows from operating activities, including working capital and other changes, were $744 million for the first three months ended March 31, 2004, compared with $685 million for the same period a year ago. The increase principally reflected the effects of higher worldwide commodity prices. The positive impact from higher prices was partially offset by the negative impact from lower North America production, compared to the same period a year ago. Changes in working capital during the first quarter of 2004 reflect the receipt of $35 million relating to a federal income tax refund related to estimated payments for the 2003 tax year, receipt of payment from the Indonesian government in settlement of disputed value added taxes paid by the Company in prior years and a reduction in receivables from joint venture partners in the U.S. as a result of asset sales in 2003.

Pre-tax proceeds from asset sales were $72 million for the three months ended March 31, 2004. The Company received about $60 million from the sale of its rights and interests in the Sarulla geothermal project in Indonesia. The Company also received $12 million from the sale of various properties in the Gulf of Mexico. Pre-tax proceeds from asset sales were $66 million for the three months ended March 31, 2003 primarily from the sale of various properties in Canada, onshore U.S. and the Gulf of Mexico.

Capital expenditures were $360 million for the first three months of 2004 compared with $429 million in the same period a year ago. Capital expenditures for 2004 are still forecasted at approximately $2.01 billion. In the first three months of 2004, the Company's capital expenditures included approximately $185 million for the development of undeveloped proved oil and gas reserves, primarily in Indonesia, Azerbaijan, Thailand and the deepwater Gulf of Mexico.

In the first quarter of 2004, cash flows from investing activities also included $52 million representing a return of capital as a result of the completion of the BTC financing which closed in February 2004. The BTC Pipeline Company is financing up to 70 percent of the pipeline's cost. The Company has an 8.9 percent equity interest in the pipeline company.

The Company's total consolidated debt, including current maturities, was $3.26 billion at March 31, 2004, compared with $2.88 billion at the end of 2003. The increase in total debt outstanding reflects the recognition of $538 million in 6-1/4% convertible junior subordinated debentures as debt replacing the Trust's convertible preferred securities on the balance sheet (see notes 2 and 13 to the consolidated financial statements). During the first three months of 2004, the Company also retired $173 million in 6.375% notes and paid down $20 million of medium-term notes that matured during the quarter. These decreases were partially offset by $40 million in funding relating to Phase 1 development of the Azeri-Chirag-Gunashli structure in the Azerbaijan sector of the Caspian Sea.

The Company has two primary credit facilities in place: a $400 million 364-day credit agreement and a $600 million 5-year credit agreement, maturing October 2006. No borrowings were outstanding under either facility at March 31, 2004. The Company's ability to borrow under these facilities is subject to the accuracy of certain representations and warranties and the absence of any events of default that the Company believes are customary for such facilities.
The agreements provide for the termination of the loan commitments and require the prepayment of all outstanding borrowings in the event that (1) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of Unocal's board of directors, at least a majority of which are continuing directors, or (2) if continuing directors shall cease to constitute at least a majority of the board. The agreements do not have drawdown restrictions or prepayment obligations in the event of a credit rating downgrade. Both agreements limit the Company's total debt to total capitalization ratio to 70 percent (total capitalization is defined as total debt plus total equity, with the Company's convertible junior subordinated debentures excluded from total debt and included as equity in the ratio calculation.) In addition, the Company also has a 3-year $295 million Canadian dollar-denominated non-revolving credit facility with a variable rate of interest. At March 31, 2004, the borrowing under the Canadian credit facility translated to $223 million, using applicable foreign exchange rates.

The Company relies on the commercial paper market, its accounts receivable securitization program and its revolving credit facilities to cover near-term borrowing requirements. At March 31, 2004, the Company did not have an outstanding balance under its accounts receivable securitization program. The Company also had in place a universal shelf registration statement as of March 31, 2004, with an unutilized balance of approximately $1.539 billion, which is available for the future issuance of other debt and/or equity securities depending on the Company's needs and market conditions. From time to time, the Company may also look to fund some of its long-term projects using other financing sources, including multilateral and bilateral agencies.

Maintaining investment-grade credit ratings, that is "BBB- / Baa3" and above from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively, is a significant factor in the Company's ability to raise short-term and long-term financing. As a result of the Company's current investment grade ratings, the Company has access to both the commercial paper and bank loan markets. The Company currently has a BBB+ / Baa2 credit rating by Standard & Poor's and Moody's, respectively, and an A-2 / Prime-2 for its commercial paper ratings. Moody's and Standard & Poor's outlooks, as of the date of the filing of this report, remained stable for the Company's long term debt and commercial paper ratings. The Company does not believe it has a significant exposure to liquidity risk in the event of a credit rating downgrade.

Off-Balance Sheet Arrangements

The Company has a construction completion guarantee related to debt financing associated with its equity interest in the development of the BTC pipeline project. The maximum potential future payments under the guarantee is estimated to be $310 million. Extending guarantees to creditors allows the project to reduce its borrowing costs. The Company is not the primary beneficiary in this arrangement. See note 15 to the consolidated financial statements for a detailed discussion.

                              ENVIRONMENTAL MATTERS

The Company is committed to operating its business in a manner that is environmentally responsible. This commitment is fundamental to the Company's core values. As part of this commitment, the Company has procedures in place to audit and monitor its environmental performance. In addition, it has implemented programs to identify and address environmental risks throughout the Company. Costs associated with identified environmental obligations have been accrued in a reserve for such obligations. At March 31, 2004, the Company's reserves for environmental remediation obligations totaled $244 million, of which $116 million was included in current liabilities. During the first three months period of 2004, cash payments of $24 million were applied against the reserves and $16 million in provisions were added to the reserves. The Company may also incur additional liabilities at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to stages where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, the Company estimates that it could incur possible additional remediation costs aggregating approximately $215 million.

The reserve amounts and estimated possible additional costs are grouped into the following four categories:

                                                           At March 31, 2004
                                                    ----------------------------
                                                              Estimated Possible
Millions of dollars                                  Reserve   Additional Costs
--------------------------------------------------------------------------------
   Superfund and similar sites                          $ 15           $ 15
   Active Company facilities                              28             30
   Company facilities sold with retained liabilities
     and former Company-operated sites                    90             85
   Inactive or closed Company facilities                 111             85
--------------------------------------------------------------------------------
      Total                                            $ 244          $ 215
================================================================================

Also, see notes 14 and 15 to the consolidated financial statements in Item 1 of this report for additional information on environmental related matters.

During the first three months of 2004, provisions of $10 million were recorded for the "Company facilities sold with retained liabilities and former Company-operated sites" category. These provisions were primarily for approximately 100 sites where the Company had operated service stations, bulk plants or terminals. The provisions were based on new and revised cost estimates that were developed for these sites in the first quarter of 2004.

The Company accrued $4 million related to sites in the "Inactive or closed Company facilities" category during the first three months of 2004 primarily for the Company's former refinery in Beaumont, Texas. A provision was recorded for the updated cost estimates to close impoundments used in the former operations at this site. In the first quarter of 2004, final design work and related detailed cost estimates to close these impoundments were completed. The Company also received final approval of a permit for these projects from the Texas Commission on Environmental Quality.

In the first three months of 2004, estimated possible additional costs in excess of amounts included in the reserves for remediation obligations increased by $10 million. The increase was for sites in the "Company facilities sold with retained liabilities and former Company-operated sites" category. The higher costs were primarily for a former oil field in Michigan and for former service station sites at various locations. Estimated possible additional costs for the former Michigan oil field were increased for the cost of assessments and remediation that may need to be performed on certain areas within the site that may have been contaminated by the former oil field operation. These costs are based on an evaluation being performed at the site in the first quarter of 2004. Higher possible additional costs for the former service station sites are based on new and revised estimates of the upper end of remediation costs ranges that were developed during the first three months of 2004.

                                     OUTLOOK

Realized prices for liquids and North America natural gas are a significant driver of financial performance for the Company. Energy prices are expected to remain volatile due to a variety of fundamental and market perception factors including variability of the weather on a year to year basis, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC, current and future worldwide political instability, especially events concerning Iraq, worldwide security and other factors. The Company has secured fixed price "hedges" to mitigate some of that volatility, primarily relating to a portion of its 2004 North America natural gas and crude oil production.

The economic situation in Asia, where most of the Company's international activity is centered, is showing positive signs. The Company looks at the natural gas market in Asia as one of its major strategic investments.

The Company's estimate for production for the second quarter of 2004 is between 410,000 and 420,000 BOE per day. The current estimate for full-year 2004 production is about 425,000 BOE per day. The full-year 2004 outlook reflects lower cost recovery barrels from PSCs due to higher commodity prices, slower than expected production ramp-up from the West Seno field in Indonesia and the lack of success in the exploration drilling program on the Gulf of Mexico deep shelf.

The Company's outlook of important 2004 activities is as follows:

Exploration and Production - North America

United States

o In the deep water region of the Gulf of Mexico, the Mad Dog development project will be nearing completion by the end of 2004. Initial production is expected in early 2005. The Company has a 15.6 percent working interest.

o Another Gulf of Mexico deep water development moving forward in 2004 is the K-2 field, in which the Company has a 12.5 percent working interest. Initial production is expected in March 2005.

o Gulf of Mexico exploration will be focused on the deep water. In May, the Company's exploratory well on the Tobago prospect in Alaminos Canyon Block 859 was a discovery. The well, in which the Company has a 40.01 percent working interest found about 50 net feet of oil pay. The discovery was one of several wells that have been drilled to date in the Alaminos Canyon area to evaluate the development potential for the Perdido Foldbelt. The Company is also currently participating in the drilling of a deep test exploratory well in the Mad Dog field. Other appraisal activities expected in 2004 include follow-up wells on the Company's Saint Malo and Puma discoveries in the deep water Gulf of Mexico.

o In Alaska, first production from the Company's Happy Valley discovery is planned for late 2004 upon completion of an extension of the Kenai Kachemak Pipeline. Other natural gas prospects in the southern Kenai Peninsula are targeted for exploration. The Company expects to drill two or three of them in 2004.

Exploration and Production - International

Asia

Thailand:

o Thailand's electricity market continues to grow at around 9 percent per annum. Additional supplies of natural gas to meet that growth have been constrained by pipeline capacity. Recent de-bottlenecking activities on the two existing pipelines in the Gulf of Thailand should allow the Company an opportunity for increased production in 2004 and 2005, prior to the expected completion of the third pipeline in 2006.

o Significant new crude oil production is anticipated from Phase 2 development of the Platong, Yala, Surat, and Plamuk areas. Development work has advanced in 2004, with an additional 20 MBbl/d of gross crude oil expected in the second half of 2005.

o The Company anticipates signing final agreements in 2004 for the extension of existing natural gas sales agreements and expansion of contract quantities by 15 percent by 2006, and another 50 percent by 2010-2012.

o The Arthit field's natural gas sales agreement has been signed and development work is expected during 2004 with first production anticipated in 2006.

Indonesia:

o At the West Seno field, the Company expects to drill an additional 14 wells by the end of this year and expects to achieve a gross exit rate at the end of 2004 for Phase 1 of 35 MBOE/d.

o The Company is starting to solidify its development plans for the first Deep Water natural gas development. Development will likely be around two major hubs: first production is expected to come from the Gendalo field to the south where eight appraisal wells have been drilled. The Company is aiming for late 2006 or early 2007 for first gas. The second complex will probably be the Rangass-Gehem oil and gas development and will follow with production in 2007 or 2008. A third appraisal well is currently drilling on Gehem's northern edge, which is very near to the southern part of the Ranggas field. The Company will also be drilling a deep Ranggas well to target oil in formations similar to those in deep Gehem.

o Exploration and appraisal drilling will continue in 2004 in the deep water Kutei Basin. This drilling activity will test for crude oil in deeper horizons below the Company's past natural gas discoveries. These tests will also allow the Company to certify additional natural gas volumes, which will be used to secure increased allocations of the new Bontang sales contracts, the majority of which are anticipated in 2010 and beyond.

Vietnam:

o The Company has recently signed a Heads of Agreement with PetroVietnam for natural gas development. The Company will be fulfilling its drilling commitments by the end of 2004 and is continuing to work to bring Vietnam gas to market between 2008 and 2010.

China:

o Both development and exploration activity is expected in 2004 on the Company's PSC areas in the Xihu Trough off the coast of Shanghai.

o Evaluation of technical information will proceed on existing wells that were drilled in the past. Once the evaluation is complete, a final development plan will be determined.

o Exploration drilling is anticipated with up to six "wildcat" and appraisal wells expected in 2004. The first appraisal well has been completed and the first exploration well is currently being drilled. A successful drilling campaign is essential to achieve minimum commercial reserves for the Phase I development. If the exploration and appraisal programs prove sufficient reserves, commercial natural gas production could begin in late 2005.

Bangladesh:

o Construction and development drilling on the Moulavi Bazar field is progressing, with first production expected in the first half of 2005. Moulavi Bazar is expected to have peak production of 70 to 100 MMcf/d.

o The Company is in negotiations for a third natural gas sales agreement in Bangladesh covering the Bibiyana field. The Company expects to conclude negotiations later in 2004. The Bibiyana field is capable of being developed in stages, which could provide Bangladesh with natural gas resources in the short, medium and long term time frames.

Other International

Azerbaijan:

o Progress is continuing in 2004 on the development of the BP operated AIOC project. The Company expects sanctioning of Phase 3 in the third quarter of this year. Phase 3, which is the deepwater portion of the project, is the final phase of full field development. Gross production is expected to ramp up to more than 200 MBbl/d in 2005, rising to 700 MBbl/d in 2007 and over 1 million Bbl/d by 2009. The Company has a 10.28 percent working interest.

Midstream & Marketing

o In parallel with the AIOC field development work in Azerbaijan, the BTC pipeline is expected to be fully operational in the second half of 2005. The portions of the pipeline through Azerbaijan and Georgia are expected to be complete and ready for line-fill in the first quarter of 2005. The Company's interest in this pipeline is 8.9 percent. The BTC pipeline will transport the crude oil from the AIOC field to the Turkish port of Ceyhan and will have a capacity of 1 million Bbl/d.

o The Company completed the sale of its Cal Ven Pipeline system located in Alberta, Canada, for approximately $19 million in May 2004.


                            FUTURE ACCOUNTING CHANGES

See Note 2 to the consolidated financial statements for information about recent accounting pronouncements.

                           FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "forecasts," "will" and words of similar import. These forward-looking statements include, but are not limited to, statements regarding contingent liabilities for environmental, litigation and tax matters and under guarantees and indemnities, expected exploratory drilling and project developments, capital expenditures, the Company's ability to fund its activities from available cash, borrowings and financings, production rates and timing, commodity prices and future negotiations, sales and transactions.

These statements are not guarantees of future performance or outcomes. They are based upon Unocal's current expectations and beliefs and are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Actual results could differ materially as a result of factors including changes in commodity prices; the levels of the company's oil and gas production; the extent of the company's operating cash flow and other capital resources available to fund its capital expenditures; regulatory, political, geological, operating and economic considerations; performance by third parties of their contractual obligations; and other factors discussed in Unocal's 2003 Annual Report on Form 10-K, as amended, and subsequent reports filed with the U.S. Securities and Exchange Commission (SEC). Copies of the Company's SEC filings are available from the Company by calling 800-252-2233 or from the SEC by calling 800-SEC-0330. The reports are also available on the Unocal web site, www.unocal.com.

Unocal undertakes no obligation to update the forward-looking statements in this report to reflect future events or circumstances. All such statements are expressly qualified in their entirety by this cautionary statement.

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

The Company evaluated the potential effect that near term changes in interest rates would have had on the fair value of its interest rate risk sensitive financial instruments at March 31, 2004. Assuming a ten percent decrease in the Company's weighted average borrowing costs at March 31, 2004, the potential increase in the fair value of the Company's debt obligations and associated interest rate derivative instruments, including the debt obligations and associated interest rate derivative instruments of its subsidiaries, would have been approximately $89 million at March 31, 2004.

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

From time to time the Company may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to its foreign currency debt or other obligations. At March 31, 2004, the Company had various foreign currency forward contracts outstanding related to operations in Thailand and the Netherlands. The Company evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of the Company's combined foreign currency position related to its outstanding foreign currency swaps, forward contracts and foreign-currency denominated debt. Assuming an adverse change of ten percent in foreign exchange rates at March 31, 2004, the potential decrease in fair value of the foreign currency swaps, foreign currency forward contracts and foreign-currency denominated debt of the Company and its subsidiaries would have been approximately $33 million at March 31, 2004.

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

The Company uses a variance-covariance value at risk model to assess the market risk of its hydrocarbon derivatives. Value at risk represents the potential loss in fair value the Company would experience on its hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. The Company's risk model is based upon current market data and uses a three-day time interval with a 97.5 percent confidence level. The model includes offsetting physical positions for any existing hydrocarbon derivatives related to the Company's fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes the Company's net interests in its subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon the Company's risk model, the value at risk related to hydrocarbon derivatives held for hedging purposes was approximately $8 million at March 31, 2004. The value at risk related to hydrocarbon derivatives held for non-hedging purposes was $1 million at March 31, 2004.

In order to provide a more comprehensive view of the Company's commodity price risk, a tabular presentation of open hydrocarbon derivatives is also provided. The following table sets forth the future volumes and price ranges of hydrocarbon derivatives held by the Company at March 31, 2004, along with the fair values of those instruments.

               Open Hydrocarbon Hedging Derivative Instruments (a)

                                                                                                           (Thousands of dollars)
                                                      2004            2005          2006        2007-2008         Fair Value
                                                                                                           Asset (Liability) (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------
Natural Gas Futures Positions
        Volume (MMBtu)                              1,160,000         30,000             -              -                $   1,200
        Average price, per MMBtu                       $ 4.86         $ 5.01
        Volume (MMBtu)                            (11,010,000)                                                           $  (2,642)
        Average price, per MMBtu                       $ 5.70
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
     Pay fixed price
        Volume (MMBtu)                             14,817,500     10,163,000     7,218,000     14,459,000                $ 104,679
         Average swap price, per MMBtu                 $ 3.90         $ 3.14        $ 2.42         $ 2.50

     Receive fixed price
        Volume (MMBtu)                             30,640,000              -             -              -                $ (24,619)
        Average swap price, per MMBtu                  $ 5.27
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Natural Gas Collar Positions
        Volume (MMBtu)                                      -              -             -              -                $     (33)
        Average ceiling price, per MMBtu
        Average floor price, per MMBtu
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Crude Oil Future position
        Volume (Bbls)                              (3,229,000)             -             -              -                $ (16,727)
        Average price, per Bbl                        $ 32.52
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Crude Oil Collar Positions
        Volume (Bbls)                                 540,000              -             -              -                $  (4,144)
        Average ceiling price, per Bbl                $ 28.40
        Average floor price, per Bbl                  $ 24.00
===================================================================================================================================

(a)  Positions reflect long (short) volumes.
(b)  Net claims against counterparties with non-investment grade credit ratings are immaterial.
(c)  Includes $2,677 thousand in assumed liabilities which were capitalized as acquisition costs.

                                      -40-


             Open Hydrocarbon Non-Hedging Derivative Instruments (a)
                                                                                                     (Thousands of dollars)
                                                                         2004          2005                Fair Value
                                                                                                      Asset (Liability) (b)
------------------------------------------------------------------- --------------- ------------ --------------------------
Natural Gas Futures Positions
           Volume (MMBtu)                                                3,820,000                                $    916
           Average price, per MMBtu                                         $ 5.55
           Volume (MMBtu)                                               (3,720,000)                               $ (1,413)
           Average price, per MMBtu                                         $ 5.43
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
       Pay fixed price
           Volume (MMBtu)                                               10,892,500                                $  7,230
            Average swap price, per MMBtu                                   $ 5.22
       Receive fixed price
           Volume (MMBtu)                                                9,359,463                                $ (8,835)
           Average swap price, per MMBtu                                    $ 5.08
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Natural Gas Spread Swap Positions
           Volume (MMBtu)                                               27,880,000                                $    986
           Average price paid, per MMBtu                                    $ 0.30
           Volume (MMBtu)                                               29,105,000                                $   (802)
           Average price received, per MMBtu                                $ 0.31
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Natural Gas Option (Listed & OTC)
           Call Volume (MMBtu)                                           1,120,000                                $     20
           Average Call price                                               $ 5.99
           Call Volume (MMBtu)                                          (7,340,000)                               $    (98)
           Average Call price                                               $ 6.09
           Put Volume (MMBtu)                                            4,180,000                                $ (1,188)
           Average Put Price                                                $ 4.16
           Put Volume (MMBtu)                                           (6,920,000)                               $  1,519
           Average Put Price                                                $ 4.39
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Crude Oil Future position
           Volume (Bbls)                                                 4,480,000                                $ 13,687
           Average price, per Bbl                                          $ 32.79
           Volume (Bbls)                                                (4,830,000)                               $(12,345)
           Average price, per Bbl                                          $ 32.89
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Crude Oil Option (Listed & OTC)
           Call Volumes (Bbls)                                             200,000                                $   (148)
           Average price, per Bbl                                          $ 40.00
           Call Volumes (Bbls)                                            (600,000)                               $    287
           Average price, per Bbl                                          $ 39.92
           Put Volume (Bbls)                                               100,000                                $   (158)
           Average price, per Bbl                                          $ 33.00
           Put Volume (Bbls)                                              (640,000)                               $    718
           Average price, per Bbl                                          $ 22.03
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Crude Oil Swap Positions
       Pay fixed price
           Volume (Bbls)                                                 7,428,440      654,560                   $ 21,986
           Average swap price, per Bbl                                     $ 30.47        26.91
       Receive fixed price
           Volume (Bbls)                                                 6,361,960      754,540                   $(21,810)
           Average swap price, per Bbl                                     $ 30.24        26.11
===========================================================================================================================

(a)  Positions reflect long (short) volumes.
(b)  Includes $1,866 thousand net claims against counterparties with non-investment grade credit ratings.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of that time, that the Company's disclosure controls and procedures are effective in timely identifying material information potentially required to be included in the Company's SEC filings.

There was no change in the Company's internal controls over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 will require the Company to include an internal control report with its 2004 annual report on Form 10-K. The internal control report must assert, among other things, (i) management's responsibilities to establish and maintain adequate internal control over financial reporting and (ii) management's assessment of the effectiveness of this internal control as of the end of the most recent fiscal year. The Company's independent auditors will, in 2004, be required to audit, and report on, these assertions. In order to achieve compliance with Section 404 within the statutory period, management has formed a steering committee and adopted a detailed project work plan to assess the adequacy of the Company's internal controls, remediate any control weaknesses that may be identified and validate through testing that controls are functioning as documented. The Company may make changes in its internal control processes from time to time.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

See the information with respect to certain legal proceedings pending or threatened against the Company previously reported in Item 3 of Unocal's Annual Report on Form 10-K for the year ended December 31, 2003, as amended. There is incorporated by reference: the information regarding the environmental remediation reserve and possible additional remediation costs in notes 14 and 15 to the consolidated financial statements in Item 1 of Part I of this report; the discussion of such amounts in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I; and the information regarding certain litigation and claims, tax matters and other contingent liabilities in note 15 to the consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table shows information regarding repurchases by the Company of its shares of common stock during the first quarter of 2004:

----------------------------------------------------------------------------------------------------------------------------
                                                                      Total Number of
                                                                          Shares
                                                   Total                Purchased as
                                                 Number of            Part of Publicly          Maximum Dollar Value of
                                                   Shares    Average     Announced               Shares That May Yet Be
                                                 Purchased  Price Paid    Plans or                Purchased Under the
           Period                                   (1)      per share    Programs                Plans or Progrmas (2)
----------------------------------------------------------------------------------------------------------------------------
January 1 through January 31, 2004                  63,622    $37.62        None                      $189,000,000
----------------------------------------------------------------------------------------------------------------------------
February 1 through February 29, 2004               567,219    $36.88        None                      $189,000,000
----------------------------------------------------------------------------------------------------------------------------
March 1 through March 31, 2004                      36,804    $37.65        None                      $189,000,000
----------------------------------------------------------------------------------------------------------------------------
  Total                                            667,645    $36.99        None                      $189,000,000
----------------------------------------------------------------------------------------------------------------------------

1. During the quarter, 48,169 shares repurchased were restricted stock cancelled by the Company for the payment of withholding taxes due on restricted stock that vested under various employee restricted stock plans.

         During the quarter, 80,268 shares were also purchased in the open market and distributed to employee participants in the Company's savings plans, which are defined contribution plans with 401(k) features.

         The Company repurchased 539,208 shares from four of the original participants of its Executive Stock Purchase Program of 2000 at market price. The purchase of this number of shares was separately approved by the Board of Directors in February 2004.

2. In December 1996, the Board of Directors authorized the repurchase of $400 million of its common stock. In January 1998, the Board extended the stock repurchase program, increasing the authorized amount by $200 million. There is no expiration date to the repurchase program. A balance of $189 million remains for additional purchases.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The Exhibit Index on page 45 of this report lists the exhibits that are filed or furnished, as applicable, as part of this report.

         (b) Reports on Form 8-K filed or furnished during the first quarter of 2004:

          (1) Current Report on Form 8-K, dated January 13, 2004, and filed January 14, 2004, for the purpose of reporting, under Item 5, a discovery in the deepwater Gulf of Mexico.

          (2) Current Report on Form 8-K, dated January 27, 2004, and filed February 6, 2004, for the purpose of reporting, under Item 5, the Company's fourth quarter 2003 earnings and related information, the Company's 2003 reserve replacement and finding development and acquisitions costs, the Company's 2004 outlook.

          (3) Current Report on Form 8-K, dated February 25, 2004, and filed March 4, 2004, for the purpose of reporting, under Item 5, a discovery in deepwater Indonesia and the sale of certain geothermal assets.

          (4) Current Report on Form 8-K, dated March 11, 2004, and filed March 15, 2004, for the purpose of reporting, under Item 5, the Company's agreement to sell certain fee minerals interests.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                UNOCAL CORPORATION
                                                    (Registrant)


Dated:  May 7, 2004                   By:         /s/JOE D. CECIL
                                      ------------------------------------------
                                                  Joe D. Cecil
                                                  Vice President and Comptroller
                                                  (Duly Authorized Officer and
                                                  Principal Accounting Officer)

                                  EXHIBIT INDEX

3 Bylaws of Unocal, as amended through March 31, 2004, and currently in effect.

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the three months ended March 31, 2004 and 2003.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended March 31, 2004 and 2003.

31.1 CEO certifications pursuant to Exchange Act Rule 13a-14(a).

31.2 CFO certifications pursuant to Exchange Act Rule 13a-14(a)

32 Furnished Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.