Form 10-Q
period 2004-06-30
UNOCAL CORP
filed 2004-08-06
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   June 30, 2004
                                     --------------------

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

Number of shares of Common Stock, $1.00 par value, outstanding as of July 30, 2004: 264,748,504

                                TABLE OF CONTENTS

                                                                            PAGE

GLOSSARY....................................................................  i

FORWARD-LOOKING STATEMENTS.................................................. iii

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

          Consolidated Earnings.............................................  1
          Consolidated Balance Sheets.......................................  2
          Consolidated Cash Flows...........................................  3
          Notes to Consolidated Financial Statements........................  4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................... 32

Item 3. Quantative and Qualitative Disclosures About Market Risk............ 46

Item 4. Controls and Procedures............................................. 50


PART II  OTHER INFORMATION

Item 1. Legal Proceedings................................................... 51

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
        of Equity Securities................................................ 51

Item 4. Submission of Matters to a Vote of Security Holders................. 52

Item 5. Other Information................................................... 52

Item 6. Exhibits and Reports on Form 8-K.................................... 53

SIGNATURE................................................................... 53

EXHIBIT INDEX............................................................... 54

                                    GLOSSARY

Below are definitions of certain key terms that may be used in this Form 10-Q:
M            Thousand                    Bbl          Barrels
MM           Million                     Cf/d         Cubic feet per day
B            Billion                     Cfe/d        Cubic feet of gas
T            Trillion                                 equivalent per day
                                         Btu          British thermal units
CF           Cubic feet                  DD&A         Depreciation, depletion
                                                      and amortization
BOE          Barrels of oil equivalent   NGLs         Natural gas liquids
Liquids      Crude oil, condensate
             and NGLs
Bbl/d        Barrels per day

o API Gravity is a measurement of the gravity (density) of crude oil and other liquid hydrocarbons by a system recommended by the American Petroleum Institute ("API"). The measuring scale is calibrated in terms of "API degrees." The higher the API gravity, the lighter the oil.

o Bilateral institution refers to a country specific institution that lends funds primarily to promote the export of goods from that country. Examples of bilateral institutions are Ex-Im (U.S.), Hermes (Germany), SACE (Italy), COFACE (France), and JBIC (Japan).

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

o Economic interest method pursuant to production sharing contracts is a method by which our share of the cost recovery revenue and the profit revenue is divided by market oil and gas prices and represents the volume to which we are entitled. The lower the commodity price, the higher the volume entitlement, and vice versa.

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

o Floating Production Storage and Offloading ("FPSO") technology refers to the use of a vessel that is stationed above or near an offshore oil field. Produced fluids from platform based and subsea completion wells are brought by flowlines to the vessel where they are separated, treated, stored and then offloaded to another vessel for transportation.

o Gross acres or gross wells are the total acres or wells in which we have a working interest.

o Hydrocarbons are organic compounds of hydrogen and carbon atoms that form the basis of all petroleum products.

o Lifting is the amount of liquids each working-interest partner takes physically. The liftings may be more or less than actual entitlements based on royalties, working interest percentages, and a number of other factors.

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

o Net acreage and net oil and gas wells are obtained by multiplying gross acreage and gross oil and gas wells by our working interest percentage in the properties.

o Net pay is the amount of oil or gas saturated rock capable of producing oil or gas.

o    Net working interest is a working interest after deducting royalties.

o    OPEC is the abbreviation for Organization of Petroleum Exporting Countries.

o Producible well is a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of production exceed production expenses and taxes.

o Production Sharing Contract ("PSC") is a contractual agreement between us and a host government whereby we, act as contractor, bear all exploration, development and production costs in return for an agreed upon share of the proceeds from the sale of production.

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

o Trend or Play is an area or region of concentrated activity with a group of related fields and/or prospects.

o Working interest is the percentage of ownership we have in a joint venture, partnership, consortium, project or acreage.

o West Texas Intermediate ("WTI") crude oil is a light, sweet crude oil (high API gravity, low sulfur) used as the benchmark for U.S. crude oil refining and trading. WTI is deliverable at Cushing, Oklahoma to fill New York Mercantile Exchange ("NYMEX") futures contracts for light, sweet crude oil.

                           FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. All statements other than historical facts are forward-looking. These statements may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "forecasts," "could," "will" and words of similar meaning, and include statements regarding:

o exploratory drilling, project development and other plans and objectives for future operations,
o    oil and gas production rates and timing,
o    operating and capital expenditures,
o    negotiations, sales and transactions with third parties,
o the availability of cash on hand, borrowings and cash from asset sales and financings to fund our activities,
o the use of cash on hand to repurchase common stock, preferred securities of Unocal Capital Trust and to make a contribution to our U.S. Qualified Retirement Plan,
o    possible contingent payments pursuant to completed transactions,
o    future tax refunds,
o    commodity prices,
o the amount and timing of contingent liabilities for environmental, litigation and tax matters and under guarantees and indemnities,
o    economic conditions, and
o    the impact of new or existing accounting pronouncements.

         Although these statements are based upon Unocal's current expectations and beliefs, they are subject to known and unknown risks and uncertainties that could cause actual results and outcomes to differ materially from those described in, or implied by, the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks and uncertainties include:

o changes in commodity prices and the effectiveness of our hedging activities to manage that volatility,
o our ability to find or acquire additional oil and gas reserves and to develop deepwater fields and other large projects in a timely and cost-effective manner,
o the accuracy of our estimates and judgments regarding hydrocarbon resources and formations,
o    decline rates of producing properties in which we have an interest,
o adverse geological and other operational factors, such as formation irregularities, equipment failures or shortages, fires, blow-outs and weather conditions,
o our success in competing against other energy companies and retaining and attracting qualified personnel,
o future costs for environmental, litigation and other contingent liabilities and those under our postemployment benefit plans and medical plans,
o the extent of our cash flow and other capital resources available to fund capital expenditures,
o market conditions for our common stock and the preferred securities of Unocal Capital Trust,
o regulatory factors, such as changes in environmental laws and receipt of required permits and licenses,
o    international and domestic political and economic factors,
o our ability to enter into agreements and transactions on acceptable terms with, and performance by, foreign governmental entities, joint venture partners, independent contractors, operators of properties in which we have an interest and other third parties, and
o other factors discussed in our 2003 Annual Report on Form 10-K, as amended, and subsequent reports filed by us with the U.S. Securities and Exchange Commission ("SEC").

         Copies of our SEC filings are available by calling us at (800) 252-2233 or from the SEC by calling (800) SEC-0330. The reports are also available on our web site, www.unocal.com. We undertake no obligation to update the forward-looking statements in this report to reflect future events or circumstances. All such statements are expressly qualified in their entirety by this cautionary statement.
                      -------------------------------------

         For the purpose of this report, the terms "Unocal," "Union Oil," "we," "our," "its" and the "Company" refer to Unocal Corporation ("Unocal") and its consolidated subsidiaries, including Union Oil Company of California ("Union Oil"), unless the context otherwise provides.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS (UNAUDITED)                                                               UNOCAL CORPORATION

                                                                    For the Three Months        For the Six Months
                                                                      Ended June 30,              Ended June 30,
                                                                  ------------------------------------------------
Millions of dollars except per share amounts                           2004         2003         2004        2003
------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                                        $ 1,921      $ 1,557      $ 3,751     $ 3,325
Interest, dividends and miscellaneous income                             19            9           30          20
Gain on sales of assets                                                  40           47           84          50
------------------------------------------------------------------------------------------------------------------
      Total revenues                                                  1,980        1,613        3,865       3,395
Costs and other deductions
Crude oil, natural gas and product purchases                            766          536        1,516       1,182
Operating expense                                                       376          325          662         618
Administrative and general expense                                       46           87          109         138
Depreciation, depletion and amortization                                240          254          472         513
Impairments                                                               9            3           14           3
Dry hole costs                                                           40           10           65          81
Exploration expense                                                      48           88           98         143
Interest expense                                                         46           36           87          74
Property and other operating taxes                                       22           21           42          43
Distributions on convertible preferred securities of subsidiary trust     -            8            -          16
------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                                1,593        1,368        3,065       2,811
Earnings from equity investments                                         38           53           75          96
------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests                                425          298          875         680
------------------------------------------------------------------------------------------------------------------
Income taxes                                                            144          131          323         297
Minority interests                                                       (1)           2            4           4
------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                     282          165          548         379
Earnings from discontinued operations (a)                                59           12           62          15
Cumulative effect of accounting changes (b)                               -            -            -         (83)
------------------------------------------------------------------------------------------------------------------
      Net earnings                                                    $ 341        $ 177        $ 610       $ 311
==================================================================================================================
Basic earnings per share of common stock (c)
      Continuing operations                                          $ 1.07       $ 0.65       $ 2.08      $ 1.47
      Discontinued operations                                          0.22         0.04         0.24        0.06
      Cumulative effect of accounting changes                             -            -            -       (0.32)
------------------------------------------------------------------------------------------------------------------
      Net earnings                                                   $ 1.29       $ 0.69       $ 2.32      $ 1.21
==================================================================================================================
Diluted earnings per share of common stock (d)
      Continuing operations                                          $ 1.04       $ 0.64       $ 2.03      $ 1.45
      Discontinued operations                                          0.21         0.04         0.22        0.05
      Cumulative effect of accounting changes                             -            -            -       (0.30)
------------------------------------------------------------------------------------------------------------------
      Net earnings                                                   $ 1.25       $ 0.68       $ 2.25      $ 1.20
==================================================================================================================
Cash dividends declared per share of common stock                    $ 0.20       $ 0.20       $ 0.40      $ 0.40
------------------------------------------------------------------------------------------------------------------

(a)  Net of tax (benefit)                                              $ 30          $ 7         $ 32       $   9
(b)  Net of tax (benefit)                                              $  -          $ -         $  -       $ (48)
(c)  Basic weighted average shares outstanding  (in thousands)      263,916      258,202      262,945     258,103
(d)  Diluted weighted average shares outstanding (in thousands)     277,754      272,108      277,232     271,907

                          See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                                                  UNOCAL CORPORATION

                                                                            At June 30,       At December  31,
                                                                          -------------------------------------
Millions of dollars                                                                2004 (a)               2003
---------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                                                      $ 939                  $ 404
   Accounts and notes receivable - net                                            1,316                  1,292
   Inventories                                                                      142                    141
   Deferred income taxes                                                            108                    119
   Other current assets                                                              37                     35
---------------------------------------------------------------------------------------------------------------
      Total current assets                                                        2,542                  1,991
Investments and long-term receivables - net                                         886                    892
Properties - net (b)                                                              8,440                  8,324
Goodwill                                                                            130                    131
Deferred income taxes                                                               314                    300
Other assets                                                                        165                    160
---------------------------------------------------------------------------------------------------------------
      Total assets                                                             $ 12,477               $ 11,798
===============================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                             $ 1,148                $ 1,072
   Taxes payable                                                                    300                    326
   Dividends payable                                                                 53                     52
   Interest payable                                                                  42                     43
   Current portion of environmental liabilities                                     117                    118
   Current portion of long-term debt and capital leases                             236                    248
   Other current liabilities                                                        206                    226
---------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                   2,102                  2,085
Long-term debt and capital leases                                                 3,104                  2,635
Deferred income taxes                                                               724                    704
Accrued abandonment, restoration and environmental liabilities                      871                    844
Other deferred credits and liabilities                                            1,042                    960
Minority interests                                                                   46                     39

Commitments and contingencies - Note 16
Company-obligated mandatorily redeemable convertible preferred
   securities of a subsidiary trust holding solely parent debentures                  -                    522

Common stock ($1 par value, shares authorized:  750,000,000 (c))                    276                    271
Capital in excess of par value                                                    1,154                  1,031
Unearned portion of restricted stock issued                                         (28)                   (13)
Retained earnings                                                                 3,961                  3,456
Accumulated other comprehensive income                                             (340)                  (298)
Notes receivable - key employees                                                     (4)                   (27)
Treasury stock - at cost  (d)                                                      (431)                  (411)
---------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                  4,588                  4,009
---------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                            $ 12,477               $ 11,798
===============================================================================================================

(a)  Unaudited
(b)  Net of accumulated depreciation, depletion and amortization of:           $ 12,109               $ 11,711
(c)  Number of shares outstanding (in thousands)                                264,600                260,594
(d)  Number of shares (in thousands)                                             11,162                 10,623

           See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS (UNAUDITED)                                                          UNOCAL CORPORATION

                                                                                        For the Six Months
                                                                                          Ended June 30,
                                                                                 ------------------------------
Millions of dollars                                                                    2004               2003
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                                                          $ 610              $ 311
Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization                                          472                515
      Impairments                                                                        14                  3
      Dry hole costs                                                                     65                 81
      Amortization of exploratory leasehold costs                                        32                 71
      Deferred income taxes                                                             ( 6)                40
      Gain on sales of assets                                                           (84)               (50)
      Gain on disposal of discontinued operations                                       (84)               (13)
      Pension expense net of contributions                                               44                 42
      Restructuring provisions net of payments                                          (14)                27
      Cumulative effect of accounting changes                                             -                 83
      Other                                                                             (37)                 4
Working capital and other changes related to operations
     Accounts and notes receivable                                                       45                  6
     Inventories                                                                         (1)                (4)
     Accounts payable                                                                    76                 26
     Taxes payable                                                                      (26)                (3)
     Other                                                                               20                (54)
---------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                 1,126              1,085
---------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)                                      (801)              (917)
   Proceeds from sales of assets                                                        158                191
   Proceeds from sales of discontinued operations                                       120                  -
   Return of capital from affiliate company                                              48                  -
---------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                      (475)              (726)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Long-term borrowings                                                                 135                 79
   Reduction of long-term debt and capital lease obligations                           (241)              (143)
   Minority interests                                                                    (1)                (3)
   Repurchases of common stock                                                          (20)                 -
   Proceeds from issuance of common stock                                                94                 10
   Dividends paid on common stock                                                      (105)              (103)
   Loans to key employees                                                                24                  3
   Other                                                                                 (2)                (7)
---------------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                                         (116)              (164)
---------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                               535                195
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                          404                168
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $ 939              $ 363
===============================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest (net of amount capitalized)                                             $ 87               $ 83
      Income taxes (net of refunds)                                                   $ 317              $ 275

                          See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       General

The consolidated financial statements included in this report are unaudited and, in the opinion of our management, include all adjustments necessary for a fair presentation of financial position and results of operations. All adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from these interim financial statements in accordance with the Securities and Exchange Commission ("SEC") disclosure requirements for Form 10-Q. Therefore, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes filed with the SEC in our 2003 Annual Report on Form 10-K, as amended.

Our consolidated financial statements include the accounts of subsidiaries in which a controlling interest is held and variable interest entities where Unocal is the primary beneficiary. Investments in entities without a controlling interest are generally accounted for by the equity method. Under the equity method, our investments are stated at cost plus the equity in undistributed earnings and losses after acquisition. Income taxes estimated to be payable when earnings are distributed are included in deferred income taxes. Other securities and investments excluding marketable securities are generally carried at cost. Undivided interests in oil and gas joint ventures are consolidated on a proportionate basis. We follow the successful efforts method of accounting for our oil and gas activities.

Results for the six months ended June 30, 2004, are not necessarily indicative of future financial results.

We made changes in the reporting of our segments from the reporting utilized in the 2003 Annual Report on Form 10-K, as amended (see note 20 - Segment Data). The financial statements of the prior periods have been reclassified to conform to the 2004 presentation.

2.       Accounting Changes

SFAS No. 132 (revised 2003): In 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits (revised 2003)." In accordance with this pronouncement, beginning in 2004, quarterly reports include disclosure of the components of net pension and postretirement benefit cost as well as the changes in the estimated current year contributions to the plans. In addition, benefit payment information will be included in our 2004 Annual Report on Form 10-K.

FASB Interpretation No. 46 (revised December 2003): Effective January 1, 2004, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" which clarifies the definition of a variable interest entity ("VIE") and provides a scope exception for certain entities that meet the Statement's definition of a "business." This pronouncement resulted in the deconsolidation of Unocal Capital Trust (the "Trust") (see note 14 for further details). As a result, the $522 million obligation for the Trust's convertible preferred securities was removed from the consolidated balance sheet and replaced by an increase in long-term debt for the $538 million in 6-1/4% convertible junior subordinated debentures of Unocal payable to the Trust. We also recorded a $16 million investment in the Trust on the consolidated balance sheet. The deconsolidation did not affect our consolidated net earnings.

Other Matters: In July 2004, the FASB issued for comment by August 17, 2004, proposed FASB Staff Position No. 142-b, "Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil- and Gas-Producing Entities," that clarifies that oil and gas drilling rights are tangible assets. This position is consistent with our classification of the cost of acquiring oil and gas drilling rights in property, plant and equipment on our consolidated balance sheet. Unocal's net properties include approximately $1.43 billion and $1.53 billion at June 30, 2004 and December 31, 2003, respectively, for investment in these rights. Earlier, the FASB's Emerging Issues Task Force ("EITF") had given consideration to whether these rights are intangible assets and subject to the classification and disclosure provisions of FASB Statement No. 142.

In December 2003, "The Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the "Act") was enacted, which introduces a prescription drug benefit under Medicare Part D. The availability of the new drug benefit could cause Medicare eligible plan participants to leave their current employer-sponsored plans (or cause employees to join such plans), depending on the drug benefits provided under those plans relative to the benefits provided by Medicare. The Act also provides that a non-taxable federal subsidy will be paid to sponsors of postretirement benefit plans that provide retirees with a drug benefit that is at least "actuarially equivalent" to the Medicare Part D benefit. The federal subsidy is not payable to a plan sponsor for retirees who leave their current employer-sponsored plan to participate in the Medicare drug program. Final detailed regulations specifying the manner in which actuarial equivalency must be determined and the evidence required to demonstrate it are not yet available. It is not known whether we will amend the plan in response to the new legislation. In accordance with FASB Staff Position 106-2, we are deferring the accounting for this Act and thus any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the plan. If current employer-sponsored plans are at least actuarially equivalent to the Medicare Part D benefit, this Staff Position states the effect of the subsidy on benefits attributable to past service would result in an actuarial experience gain that would be amortized to earnings. The effect of the subsidy on current service would reduce service cost. This accounting is effective for the third quarter of 2004. Although we continue to study the Act, we do not expect the impact on earnings to be material.

EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," is effective with the 2004 Form 10-K and requires additional disclosures for cost method investments. Effective with the third quarter of 2004, this consensus also provides recognition and measurement guidance regarding impairment of cost method investments. We have not determined the impact of these new directives.

EITF issue 03-16, "Accounting for Investments in Limited Liability Companies ("LLCs")," is effective beginning with the third quarter 2004. This pronouncement may cause some entities to be accounted for by the equity method rather than on a cost basis. We are studying this rule.

3.       Other Financial Information

o Revenues - During the second quarters of 2004 and 2003, approximately 27 percent and 25 percent, respectively, of total sales and operating revenues were attributable to the resale of liquids and natural gas purchased from others in connection with marketing activities. For the six months ended June 30, 2004 and 2003, these percentages were approximately 27 percent and 25 percent, respectively. Related purchase costs are classified as expense in the crude oil, natural gas and product purchases category on the consolidated earnings statement.

o Capitalized Interest - During the second quarters of 2004 and 2003, capitalized interest totaled $10 million and $19 million, respectively. For the six months ended June 30, 2004 and 2003, capitalized interest totaled $26 million and $35 million, respectively. The decrease from the prior year was related to development projects in Indonesia and Azerbaijan.

o Exploration Expense - Our exploration expense on the consolidated earnings statement consisted of the following:

                                  For the Three Months        For the Six Months
                                      Ended June 30,              Ended June 30,
                                  --------------------        ------------------
Millions of dollars                 2004         2003          2004         2003
--------------------------------------------------------------------------------
Exploration operations             $ 18         $ 16           $ 35        $  31
Geological and geophysical           10           20             25           34
Amortization of exploratory
 leasehold costs                     16           47             32           71
Leasehold rentals                     4            5              6            7
--------------------------------------------------------------------------------
     Exploration expense           $ 48         $ 88           $ 98        $ 143
================================================================================

     Amortization of exploratory leasehold costs for the second quarter and six month periods of 2004 was lower than the comparable periods of 2003, which included a $26 million pre-tax provision resulting from our decision to relinquish 44 deepwater Gulf of Mexico blocks before the end of their lease term. The remaining decrease in the amortization of exploratory leasehold costs for the second quarter and six month periods of 2004 is principally due to lower amortization levels for the Gulf of Mexico compared to the same periods a year ago.

o Executive Stock Purchase Program - In the first quarter of 2004, we repurchased 539,208 shares of our common stock from four of the original participants of the Executive Stock Purchase Program of 2000 at market prices in the first quarter of 2004. The purchases, which aggregated to approximately $20 million, were accounted for as treasury stock on the consolidated balance sheet. The recipients used the proceeds to repay the loans made by Unocal for the original acquisition of the shares.

4.       Dispositions Of Assets

Our subsidiary, Pure Resources Inc. ("Pure"), sold certain of its mineral fee lands it held in several states to Black Stone Minerals Company, LP. The sale involved Pure's royalty interests, overriding royalty interests, minor working interests, and subsurface mineral rights on approximately 3.3 million net acres, located primarily in Texas, Louisiana, Mississippi, Arkansas and Alabama. The $190 million sale price included approximately $75 million for the prospective portion of these mineral fee lands resulting in a $22 million after-tax gain. The net proceeds received were $176 million after sale price adjustments to reflect the effective date of the transaction as October 1, 2003. The sale of the producing portion of these lands was recorded in discontinued operations (see note 7 for further detail).

Our subsidiary, Unocal North Sumatra Geothermal, Ltd. ("UNSG"), received about $60 million from PT PLN (Persero) ("PLN"), the state electricity utility, for the sale of our rights and interests in the Sarulla geothermal project on the island of Sumatra, Indonesia. PLN acquired UNSG's interest in the Joint Operation Contract with Pertamina, the Indonesian national petroleum company and the Energy Sales Contract with PLN. We recorded a $21 million after-tax gain from the sale in the first quarter of 2004.

5.       Restructuring

In 2003, we accrued $38 million pre-tax in restructuring charges and adopted a plan for streamlining the organizational structures in order to align them with our portfolio requirements and business needs. These charges represented the costs associated with eliminating 360 positions and were included in administrative and general expense on the consolidated earnings statement in the second, third and fourth quarters of 2003. During the second quarter of 2004, the plan was modified to reflect a reduction in the number of employees involved in the restructuring and the subsequent reversal of $2 million pre-tax in previously recognized costs. At June 30, 2004, 288 of 324 employees in the plan had been terminated. The remaining 36 individuals have been advised of planned termination dates as a result of the plan. The following table reflects the 2004 plan activity. The majority of the remaining liability of $12 million is expected to be paid by the end of 2004.

Millions of dollars               Number of     Termination        Training/
(except employees)                Employees       Costs      Out-placement Costs
--------------------------------------------------------------------------------
Liability at December 31, 2003      360           $ 24               $ 2
1st Quarter Payments                                 7                 -
--------------------------------------------------------------------------------
Liability at March 31, 2004                       $ 17               $ 2
2nd Quarter adjustments             (36)            (2)                -
2nd Quarter payments                                 4                 1
--------------------------------------------------------------------------------
Liability at June 30, 2004          324           $ 11               $ 1
================================================================================

                                      -6-

6.       Income Taxes

Income taxes on earnings from continuing operations for the second quarter and six month periods of 2004 were $144 million and $323 million, respectively, compared with $131 million and $297 million for the comparable periods of 2003. The effective income tax rate for the second quarter and six month periods of 2004 was 34 percent and 37 percent, respectively, compared with 44 percent for each of the same periods a year ago. The overall lower effective tax rates for both the second quarter and six month periods of 2004, as compared to the same periods a year ago, are due primarily to a net deferred tax benefit of $27 million recorded in the second quarter of 2004 for settlements and assessments with various taxing authorities (see note 16 - "Tax Matters" for additional detail) and the tax benefit effect in the second quarter of 2004 of currency related adjustments in Thailand.

7.       Discontinued Operations

In June 2004, we sold certain of our prospective and producing mineral fee lands in the U.S., which included approximately 2 MBOE/d of production in Mississippi, Arkansas and Alabama (see note 4 for further details). The $190 million sale price included approximately $115 million for the producing portion of these mineral fee lands resulting in an after-tax gain of approximately $43 million. The net proceeds received were $176 million after sale price adjustments to reflect the effective date of the transaction as October 1, 2003. The gain on the asset disposal plus normal results of operations prior to the sale have been reported as discontinued operations in the consolidated earnings statement. These properties generated revenues of $12 million and net earnings of approximately $6 million in the six month period of 2004 and revenues of $13 million and net earnings of approximately $6 million in the six month period of 2003.

We also sold our Cal Ven Pipeline system located in Alberta, Canada, for approximately $19 million in May 2004 and recorded an after-tax gain of approximately $13 million. The gain plus normal results of operations prior to the sale have been reported as discontinued operations in the consolidated earnings statement. The Cal Ven pipeline generated revenues of $1 million and net earnings of approximately $0.4 million in 2004 and revenues of $1 million and net earnings of approximately $0.4 million in the six month period of 2003.

In 2003, we recorded an after-tax gain of $8 million related to the 1997 sale of our former West Coast refining, marketing and transportation assets. The sales agreement contained a provision calling for payments to us for price differences between California Air Resources Board Phase 2 gasoline and conventional gasoline. This provision of the agreement terminated at the end of 2003.

The following table summarizes the results from these discontinued operations:

                                For the Three Months          For the Six Months
                                   Ended June 30,               Ended June 30,
                             ---------------------------------------------------
Millions of dollars              2004          2003           2004          2003
--------------------------------------------------------------------------------
Revenues                          $ 6           $ 7           $ 13          $ 14
Total costs and other deductions    1             1              3             3
--------------------------------------------------------------------------------
Earnings from discontinued
  operations before income taxes    5             6             10            11
Income taxes on
  discontinued operations           2             2              4             4
--------------------------------------------------------------------------------
Earnings from
  discontinued operations           3             4              6             7

Gain on disposal of discontinued
  operations before income taxes   84            13             84            13
Income taxes on disposal of
  discontinued operations          28             5             28             5
--------------------------------------------------------------------------------
  Gain on disposal of
  discontinued operations          56             8             56             8
--------------------------------------------------------------------------------
Total earnings from
  discontinued operations        $ 59          $ 12           $ 62          $ 15
================================================================================

8.       Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for earnings from continuing operations for the second quarter and six month periods ended June 30, 2004 and 2003:

--------------------------------------------------------------------------------
                                      Earnings        Shares          Per Share
Millions except per share amounts    (Numerator)   (Denominator)        Amount
--------------------------------------------------------------------------------
Three months ended June 30, 2004
Earnings from continuing operations     $ 282          263.9
Basic EPS                                                               $ 1.07
                                                                    ============
Effect of dilutive securities
Options and common stock equivalents                     1.6
                                     -----------------------
                                          282          265.5            $ 1.06
Interest on convertible debentures
 payable to trust (after-tax)               7           12.3
                                     -----------------------
Diluted EPS                             $ 289          277.8            $ 1.04
                                                                    ============

Three months ended June 30, 2003
Earnings from continuing operations     $ 165          258.2
Basic EPS                                                                $ 0.65
                                                                    ============
Effect of dilutive securities
Options and common stock equivalents                     1.6
                                     -----------------------
                                          165          259.8             $ 0.64
Distributions on subsidiary trust
 preferred securities (after-tax)           7           12.3
                                     -----------------------
Diluted EPS                             $ 172          272.1             $ 0.64
                                                                    ============
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                      Earnings        Shares          Per Share
Millions except per share amounts    (Numerator)   (Denominator)        Amount
--------------------------------------------------------------------------------
Six months ended June 30, 2004
Earnings from continuing operations     $ 548          262.9
Basic EPS                                                                $ 2.08
                                                                    ============
Effect of dilutive securities
Options and common stock equivalents                     2.0
                                     -----------------------
                                          548          264.9             $ 2.07
Interest on convertible debentures
 payable to trust (after-tax)              14           12.3
                                     -----------------------
Diluted EPS                             $ 562          277.2             $ 2.03
                                                                    ============

Six months ended June 30, 2003
Earnings from continuing operations     $ 379          258.1
Basic EPS                                                                $ 1.47
                                                                    ============
Effect of dilutive securities
Options and common stock equivalents                     1.5
                                     -----------------------
                                          379          259.6             $ 1.46
Distributions on subsidiary trust
 preferred securities (after-tax)          14           12.3
                                     -----------------------
Diluted EPS                             $ 393          271.9             $ 1.45
                                                                    ============
--------------------------------------------------------------------------------

Certain options were not included in the computation of diluted EPS as the exercise prices were greater than average market prices of the common shares during the respective periods. For the three month and six month periods ended June 30, 2004, there were options outstanding to purchase approximately 3.6 million and 2.5 million shares, respectively, of common stock that were excluded from the computation of diluted EPS. In the three month and six month periods ended June 30, 2003, there were options outstanding to purchase approximately
8.9 million and 10.5 million shares, respectively, of common stock that were excluded from the computation of diluted EPS.

9.       Stock-Based Compensation

Prior to 2003, we applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock-based compensation. Accordingly, stock-based compensation expense recognized in our consolidated earnings included expenses related to various cash incentive plans that were paid to certain employees based upon defined measures of Unocal's common stock price performance and total shareholder return. In addition, the amounts also included expenses related to our subsidiary, Pure Resources, Inc. ("Pure"), which had its own stock-based compensation plans. Under APB Opinion No. 25, stock-based employee compensation cost was not recognized in earnings when stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                               For the Three Months          For the Six Months
                                  Ended June 30,               Ended June 30,
                           -----------------------------------------------------
Millions of dollars
except per share amounts        2004          2003          2004           2003
--------------------------------------------------------------------------------
 Net earnings
As reported                    $ 341         $ 177         $ 610          $ 311
Add: Stock-based employee
     compensation expense
     included in reported net
     income, net of related
     tax effects and minority
     interests                     2             4             7              6
Deduct: Total stock-based
        employee compensation
        expense determined under
        the fair value based
        method for all awards,
        net of related tax
        effects and minority
        interests                 (2)           (6)           (9)           (10)
                           -----------------------------------------------------
Pro forma net earnings         $ 341         $ 175         $ 608          $ 307
                           =====================================================
 Net earnings per share:
    Basic - as reported        $ 1.29        $ 0.69        $ 2.32         $ 1.21
    Basic - pro forma          $ 1.29        $ 0.68        $ 2.31         $ 1.19
    Diluted - as reported      $ 1.25        $ 0.68        $ 2.25         $ 1.20
    Diluted - pro forma        $ 1.25        $ 0.67        $ 2.24         $ 1.18

10.      Comprehensive Income

Unocal's comprehensive income is detailed in the following table:

                                 For the Three Months       For the Six Months
                                     Ended June 30,            Ended June 30,
                                 -----------------------------------------------
Millions of dollars               2004          2003         2004          2003
--------------------------------------------------------------------------------
Net earnings                     $ 341         $ 177        $ 610         $ 311
Change in unrealized gain (loss)
 on hedging instruments (a)         (5)            7          (21)           (3)
Reclassification adjustment for
 settled hedging contracts (b)      17             4            9            11
Unrealized foreign currency
 translation adjustments           (21)           68          (30)          114
--------------------------------------------------------------------------------
Total comprehensive income       $ 332         $ 256        $ 568         $ 433
================================================================================

(a) Net of tax effect of:           (3)            4          (13)           (2)
(b) Net of tax effect of:           10             2            5             6

                                      -9-

11.      Assets Held for Sale

As of June 30, 2004, we held for sale our interest in the Trans-Andean oil pipeline, which transports crude oil from Argentina to Chile. This property is part of our Midstream and Marketing segment and the investment represents approximately $32 million in assets on our consolidated balance sheet.

In the second quarter of 2004, we sold certain of our prospective mineral fee lands in North America (see note 7 - Discontinued Operations). These lands were held for sale as of December 31, 2003.

In the first quarter of 2004, our UNSG subsidiary sold its rights and interests in the Sarulla geothermal project on the island of Sumatra, Indonesia (see note 4 - Disposition Of Assets). This property was held for sale as of December 31, 2003.

12.      Postemployment Benefit Plans

We have numerous plans worldwide that provide employees with retirement benefits. We also have medical plans that provide health care benefits for eligible employees and many of our retired employees. Most of our plans covering employees outside of North America are unfunded and resulting liabilities are extinguished on a "pay as you go" basis.

The components of net periodic benefit cost for our pension and postretirement medical plans for the three month and six month periods ending June 30, 2004 and June 30, 2003 were:

                                           For the Three Months Ended June 30,
                                         Pension Benefits        Other Benefits
                                        -----------------       ----------------
Millions of dollars                       2004      2003         2004       2003
--------------------------------------------------------------------------------
Service cost
 (net of employee contributions)           $ 8       $ 6          $ 1        $ 1
Interest cost                               20        16            6          5
Expected return on plan assets             (19)      (16)           -          -
Amortization of:
  Prior service cost                         2         2            -          -
  Net actuarial (gains) losses              14        15            4          2
Curtailment and settlement (gains) losses    -         3            -          1
--------------------------------------------------------------------------------
Net periodic pension and
   other benefit cost (credit)            $ 25      $ 26         $ 11        $ 9
================================================================================

                                             For the Six Months Ended June 30,
                                         Pension Benefits        Other Benefits
                                        -----------------       ----------------
Millions of dollars                      2004       2003         2004      2003
--------------------------------------------------------------------------------
Service cost
 (net of employee contributions)          $ 16       $ 13          $ 2       $ 2
Interest cost                               40         36           13        11
Expected return on plan assets             (38)       (37)           -         -
Amortization of:
  Prior service cost                         3          3            -         -
  Net actuarial (gains) losses              30         30            7         5
Curtailment and settlement (gains) losses    -          3            -         1
--------------------------------------------------------------------------------
Net periodic pension and
   other benefit cost (credit)            $ 51       $ 48         $ 22      $ 19
================================================================================

The assumed weighted-average rates used to determine the preceding net periodic benefit costs were:

                                     Pension Benefits            Other Benefits
                                    --------------------------------------------
Weighted-average assumptions          2004      2003             2004      2003
-------------------------------------------------------------------------------
Discount rates                       6.00%     6.74%            6.00%     6.75%
Rates of salary increases            4.91%     4.93%            4.99%     4.99%
Expected returns on plan assets      8.00%     8.40%              N/A       N/A

We are still in the process of evaluating the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our U.S. Postretirement Welfare plan. In keeping with the guidance provided by FASB Staff Position 106-2, we have deferred accounting for this Act and thus the measurement of the net periodic postretirement benefit cost at June 30, 2004 does not reflect the effects of the Act on the plan.

We are not required under existing funding or tax regulations to make any cash contributions to our U.S. Qualified Retirement Plan in 2004; however, we did make a voluntary $100 million pre-tax contribution to our U.S. Qualified Retirement Plan on July 29, 2004.

We disclosed in our financial statements for the year ended December 31, 2003 that we expected to contribute approximately $48 million in support of our various postemployment benefit plans. This amount consists of $4 million to our Supplemental Executive Retirement plans, approximately $17 million to our foreign pension plans and approximately $27 million to our worldwide postretirement medical plans in 2004. As of June 30, 2004, we anticipate that actual contributions in support of our worldwide post employment benefit plans (exclusive of the aforementioned $100 million contribution to our U.S. Qualified Retirement Plan) in 2004 will not vary materially from the levels forecasted at year-end 2003.

13.      Long Term Debt

Unocal's total consolidated debt, including current maturities, was $3.34 billion at June 30, 2004, compared with $2.88 billion at the end of 2003. The increase primarily reflects the recognition of $538 million in 6-1/4% convertible junior subordinated debentures, payable to the Trust, as long term debt, replacing the $522 million convertible preferred securities of the Trust (see note 2 and note 14 for further detail).

During the six months period of 2004, we retired $173 million in 6.375% notes and paid down $20 million of medium-term notes, which matured during the quarter. In addition, we retired the remaining $24 million limited recourse loan balance under the Azerbaijan International Operating Company's Early Oil Project in the second quarter of 2004. We also made a $15 million principal payment on the variable rate portion of the Overseas Private Investment Corporation ("OPIC") Financing Agreement for the West Seno project in Indonesia, which is scheduled to mature in June 2009.

These decreases were partially offset by $40 million in new borrowings related to Phase 1 development of the Azeri-Chirag-Gunashli structure in the Azerbaijan sector of the Caspian Sea, scheduled for repayment semiannually from June 2006 through December 2015 and $95 million drawn under two new loans from the OPIC Financing Agreement, both limited recourse loans, for the first phase of the West Seno project in Indonesia. One loan was drawn for $50 million and the other was drawn for $45 million, and they each carried fixed rates that were 3.61% and 4.78%, respectively. Principal payments on the $50 million loan are scheduled semiannually from June 2005 to December 2007, and on the $45 million loan payments are scheduled from June 2005 to June 2008.

A capital lease of $30 million was also added during the second quarter of 2004 for a 10-year lease agreement on a floating storage unit for our Thailand production operations. The lease agreement has an extension option for an additional 5 years.

14.      Variable Interest Entities

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

Pursuant to FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" as revised in December 2003 (see note 2), we deconsolidated the Trust in the first quarter of 2004. As a result, the $522 million obligation for the convertible preferred securities was removed from the consolidated balance sheet and replaced by $538 million in 6-1/4% convertible junior subordinated debentures of Unocal payable to the Trust. In addition, we recorded our $16 million investment in the Trust in investments and long-term receivables-net on the consolidated balance sheet. Effective in the first quarter of 2004, interest payments on the debentures are now recorded as interest expense on the consolidated earnings statement. In prior periods, payments to the holders of the preferred securities were reported as a separate line item on the consolidated earnings statement. Payments are subject to deferral under certain circumstances. If payments are deferred, Unocal would be prohibited from paying dividends on its common stock during the deferral period.

15.      Accrued Abandonment, Restoration and Environmental Liabilities

At June 30, 2004, we had accrued $739 million in estimated abandonment and restoration costs as liabilities. At December 31, 2003, we had accrued $710 million in estimated abandonment and restoration costs. The increase in the liability account from December 31, 2003 was due to $22 million in accrued pre-tax accretion expense, $10 million in revisions to existing estimates and $6 million in new abandonment liabilities recorded during the period. Abandonment liability settlements totaled $9 million during the first six months of 2004.

Our reserve for environmental remediation obligations at June 30, 2004 totaled $249 million, of which $117 million was included in current liabilities. This compared with $252 million at December 31, 2003, of which $118 million was included in current liabilities.

16.      Commitments and Contingencies

Unocal has contingent liabilities for existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax, guarantees and other matters, some of which are discussed more specifically below. We accrue liabilities when it is probable that future costs will be incurred and these costs can be reasonably estimated. Accruals are based on developments to date, our estimates of the outcomes of these matters and our experience in contesting, litigating and settling other matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which could have a material effect on our future results of operations and financial condition or liquidity.

Environmental matters

We continue to move forward to address environmental issues for which we are responsible. In cooperation with regulatory agencies and others, we follow procedures that we have established to identify and cleanup contamination associated with past operations. We are subject to loss contingencies pursuant to federal, state, local and foreign environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by us or owned by others and are associated with past and present operations, including sites at which we have been identified as a potentially responsible party ("PRP") under the federal Superfund laws and comparable state laws.

Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where we are able to determine whether we are liable or, even if liability is determined to be probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of our liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper clean-up methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several and retroactive liabilities on PRPs, the fact that we are usually just one of a number of companies identified as a PRP, or other reasons.

Assessment and Remediation

As disclosed in note 15, at June 30, 2004, we had accrued $249 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable and reasonably estimable. The amount accrued represents our reserve for assessment and remediation obligations based on currently available facts, existing technology and presently enacted laws and regulations. The remediation cost estimates, in many cases, are based on plans recommended to the regulatory agencies for approval and are subject to future revisions. The ultimate costs to be incurred could exceed the total amounts reserved. We may also incur additional liabilities in the future at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to the stage where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, we estimate that we could incur possible additional remediation costs aggregating approximately $210 million. The amount of such possible additional costs reflects the aggregate of the high ends of the ranges of costs of feasible alternatives that we identified for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because there are sites where we are not yet in a position to estimate all, or in some cases any, possible additional costs. Both the amounts reserved and estimates of possible additional costs will be adjusted as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties. Therefore, the amounts reserved and the possible additional estimated costs may change in the near term, and in some cases could change substantially.

During the six month period ended June 30, 2004, cash payments of $39 million were applied against the reserves and $36 million in provisions were added to the reserves. Possible additional remediation costs increased by $5 million during the six month period of 2004. The accrued costs and the estimated possible additional costs are shown below for four categories of sites:

                                                       At June 30, 2004
                                            ------------------------------------
                                                              Estimated Possible
Millions of dollars                           Reserve          Additional Costs
--------------------------------------------------------------------------------
Superfund and similar sites                 $ 16                       $ 15
Active Company facilities                     32                         30
Company facilities sold with retained
 liabilities and former
 Company-operated sites                       93                         80
Inactive or closed Company facilities        108                         85
--------------------------------------------------------------------------------
      Total                                $ 249                      $ 210
================================================================================

The time frames over which the amounts included in the reserve may be paid extend from the near term to several years into the future. The sites included in the above categories are in various stages of investigation and remediation; therefore, the related payments against the existing reserve will be made in future periods. Also, some of the work is dependent upon reaching agreements with regulatory agencies and/or other third parties on the scope of remediation work to be performed, who will perform the work, the timing of the work, who will pay for the work and other factors that may have an impact on the timing of the payments for amounts included in the reserve. For some sites, the remediation work will be performed by other parties, such as the current owners of the sites, and we have a contractual agreement to pay a share of the remediation costs. For these sites, we generally have less control over the timing of the work and consequently the timing of the associated payments. Based on available information, we estimate that the majority of the amounts included in the reserve will be paid within the next three to five years.

At the sites where we have contractual agreements to share remediation costs with third parties, the reserve reflects our estimated shares of those costs. In many of the oil and gas sites, remediation cost sharing is included in joint venture agreements that were made with third parties during the original operation of the sites. In many cases where we sold facilities or a business to a third party, sharing of remediation costs for those sites may be included in the sales agreement.

     Superfund and similar sites

     Contamination at the sites of the "Superfund and similar sites" category was the result of the disposal of substances at these sites by one or more PRPs. Contamination of these sites could be from many sources, of which we may be one. We have been notified that we are a PRP at the sites included in this category. At the sites where we have not denied liability, our contribution to the contamination at these sites was primarily from operations in the categories. Included in this category of sites are:

         o        the McColl site in Fullerton, California
         o        the Operating Industries site in Monterey Park, California
         o        the Casmalia Waste site in Casmalia, California

     At June 30, 2004, we have received notifications from the U.S. Environmental Protection Agency ("EPA") that we may be a PRP at 24 sites and may share certain liabilities at these sites. Of the total, four sites are under investigation and/or litigation, and our potential liability is not presently determinable; and for two sites, our potential liability appears to be de minimis. Of the remaining 18 sites, where we have concluded that liability is probable and to the extent costs can be reasonably estimated, a reserve of $13 million has been established for future remediation and settlement costs.

     Various state agencies and private parties had identified 21 other similar PRP sites. Six sites are under investigation and/or litigation, and our potential liability is not presently determinable; and at three sites, our potential liability appears to be de minimis. Where we have concluded that liability is probable and to the extent costs can be reasonably estimated at the remaining 12 sites, a reserve of $3 million has been established for future remediation and settlement costs.

     The sites discussed above exclude 127 sites where our liability has been settled, or where we have no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

     We do not consider the number of sites for which we have been named a PRP as a relevant measure of liability. Although the liability of a PRP is generally joint and several, we are usually just one of numerous companies designated as a PRP. Our ultimate share of the remediation costs at those sites often is not determinable due to many unknown factors. The solvency of other responsible parties and disputes regarding responsibilities may also impact our ultimate costs.

     Active Company facilities

     The "Active Company facilities" category includes oil and gas fields and mining operations. The oil and gas sites are primarily contaminated with crude oil, oil field waste and other petroleum hydrocarbons. Contamination at the active mining sites was principally the result of the impact of mined material on the groundwater and/or surface water at these sites. Included in this category are:

         o        the Molycorp molybdenum mine in Questa, New Mexico
         o        the Molycorp lanthanide facility in Mountain Pass, California
         o        Alaska oil and gas properties

     We have a reserve of $32 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. We recorded provisions of $8 million during the first six months of 2004. The provisions were primarily for the estimated additional costs of the remedial investigation and feasibility study (RI/FS) that is continuing at a molybdenum mine located in Questa, New Mexico, which is owned by the Company's Molycorp, Inc. ("Molycorp") subsidiary. The estimated additional costs are based on an evaluation that Molycorp performed in the second quarter of 2004 of the remaining work that will be required to complete the RI/FS. Molycorp has been conducting the RI/FS cooperatively with the U.S. Environmental Protection Agency to determine what, if any, adverse impacts past mining operations may have had on the environment. During the first six months of 2004, we made payments of $4 million for this category of sites.

     Company facilities sold with retained liabilities and former Company operated sites

     The "Company facilities sold with retained liabilities and former Company-operated sites" category includes our former refineries, transportation and distribution facilities and service stations. The required remediation of these sites is mainly for petroleum hydrocarbon contamination as the result of leaking tanks, pipelines or other equipment or impoundments that were used in these operations. Also included in this category are former oil and gas fields that we no longer operate. In most cases, these sites are contaminated with crude oil, oil field waste and other petroleum hydrocarbons. Contamination at other sites in these categories of sites was the result of former industrial chemical and polymers manufacturing and distribution facilities and agricultural chemical retail businesses. Included in this category are:

         o        West Coast refining, marketing and transportation sites
         o        auto/truckstop facilities in various locations in the U.S.
         o industrial chemical and polymer sites in the South, Midwest and California
         o        agricultural chemical sites in the West and Midwest.

     In each sale, we retained a contractual remediation or indemnification obligation and are responsible only for certain environmental problems that resulted from operations prior to the sale. The reserve represents estimated future costs for remediation work: identified prior to the sale of these sites; included in negotiated agreements with the buyers of these sites where we retained certain levels of remediation liabilities; and/or identified in subsequent claims made by buyers of the properties. Our former operated sites include service stations, distribution facilities and oil and gas fields that we previously operated but did not own.

     We have an aggregate reserve of $93 million for this group of sites. During the first six months of 2004, provisions of $23 million for this category were recorded. These provisions were primarily for approximately 200 sites where we had operated service stations, bulk plants or terminals. The provisions were based on new and revised cost estimates that were developed for these sites in the first six months of 2004. Payments of $28 million were made during the first six months of 2004 for sites in this category.

     Inactive or closed Company facilities

     The "Inactive or closed Company facilities" category includes former oil and gas fields and other locations that are no longer operating. In most cases, these sites are contaminated with crude oil, oil field waste and other petroleum hydrocarbons. Other sites in this category were contaminated from former ferromolybdenum production operations. Included in this category are:

         o        the Guadalupe oil field on the central California coast
         o        the Molycorp Washington and York facilities in Pennsylvania
         o        the Beaumont Refinery in Texas.

     A reserve of $108 million has been established for these types of facilities. During the first six months of 2004, we accrued $4 million related to sites in this category primarily for the Beaumont Refinery site. A provision was recorded for the updated cost estimates to close impoundments used in our former operations at this site. Final design work and related detailed cost estimates to close these impoundments were completed. We also received final approval of a permit for these projects from the Texas Commission on Environmental Quality. Payments of $6 million were made during the first six months of 2004 for sites in this category.

Legal Compliance

We are subject to federal, state and local environmental laws and regulations, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended, the Resource Conservation and Recovery Act ("RCRA") and laws governing low level radioactive materials. Under these laws, we are subject to existing and/or possible obligations to remove or mitigate the environmental effects of the disposal or release of certain chemical, petroleum and radioactive substances at various sites. Corrective investigations and actions pursuant to RCRA and other federal, state and local environmental laws are being performed at our facility in Beaumont, Texas, a former agricultural chemical facility in Corcoran, California, Molycorp's facility in Washington, Pennsylvania and other facilities. In addition, Molycorp is required to decommission its Washington and York facilities in Pennsylvania pursuant to the terms of their respective radioactive source materials licenses and decommissioning plans.

We also must provide financial assurance for future closure and post-closure costs of our RCRA-permitted facilities and for decommissioning costs at facilities that are under radioactive source materials licenses. Pursuant to a 1998 settlement agreement between us and the State of California (and the subsequent stipulated judgment entered by the Superior Court), we must provide financial assurance for anticipated costs of remediation activities at our inactive Guadalupe oil field. As previously discussed, remediation reserves for these sites are included in the "Inactive or closed Company facilities" category and totaled $97 million at June 30, 2004. At those sites where investigations or feasibility studies have advanced to the stage of analyzing alternative remedies and/or ranges of costs, we estimate that we could incur possible additional remediation costs aggregating approximately $55 million. Although any possible additional costs for these sites are likely to be incurred at different times and over a period of many years, we believe that these obligations could have a material adverse effect on our results of operations but are not expected to be material to our consolidated financial condition or liquidity.

Insurance

We maintain insurance coverage intended to reimburse the cost of damages and remediation related to environmental contamination resulting from sudden and accidental incidents under current operations. The purchased coverages contain specified and varying levels of deductibles and payment limits. Although certain of our contingent legal exposures enumerated above are uninsurable either due to insurance policy limitations, public policy or market conditions, our management believes that our current insurance program significantly reduces the possibility of an incident causing us a material adverse financial impact.

Certain Litigation and Claims

Agrium Litigation: In June 2002, a lawsuit was filed against us by Agrium Inc., a Canadian corporation, and Agrium U.S. Inc., its U.S. subsidiary, in the Superior Court of the State of California for the County of Los Angeles (Agrium U.S. Inc. and Agrium Inc. v. Union Oil Company of California, Case No. BC275407) (the "Agrium Claim"). Simultaneously, we filed suit against the Agrium entities ("Agrium") in the U.S. District Court for the Central District of California (Union Oil Company of California v. Agrium, Inc., Case No. 02-04518 NM)
(the "Company Claim"). We subsequently removed the Agrium Claim to the U.S. District Court for the Central District of California (Case No. 02-04769 NM). The federal court remanded the Agrium Claim to the California Superior Court.
In addition, we initiated arbitration concerning the Gas Purchase and Sale Agreement ("GPSA") between us and Agrium U.S. Inc. (AAA Case No. 70 198
00539 02) (the "Arbitration").

The Agrium Claim alleges numerous causes of action relating to Agrium's purchase from us of a nitrogen-based fertilizer plant on the Kenai Peninsula, Alaska, in September 2000. The primary allegations involve our obligation to supply natural gas to the plant pursuant to the GPSA. Agrium alleges that we misrepresented the amount of natural gas reserves available for sale to the plant as of the closing of the transaction and that we have failed to develop additional natural gas reserves for sale to the plant. Agrium also alleges that we misrepresented the condition of the general effluent sewer at the plant and made misrepresentations regarding other environmental matters.

Agrium seeks damages in an unspecified amount for breach of such representations and warranties, as well as for alleged misconduct by us in operating and managing certain oil and gas leases and other facilities. Agrium also seeks declaratory relief for the calculation of payments under a "Retained Earnout" covenant in the Purchase and Sale Agreement for the plant (the "PSA") that entitles us to certain contingent payments based on the price of ammonia subsequent to the September 2000 closing. The complaint includes demands for punitive damages and attorneys' fees.

In September 2002, Agrium amended its complaint to add allegations that we breached certain conditions of the September 2000 closing, breached certain indemnification obligations, and violated the pertinent health and safety code. Agrium also asked for recission of the sale of the fertilizer plant, in addition, or as an alternative, to money damages. In addition, Agrium sought a declaration by the arbitration panel that has been convened (see below) that natural gas from Unocal's Ninilchik, Happy Valley fields in South Kenai "or elsewhere" should be delivered to the plant to meet Unocal's alleged obligations under the GPSA.

In the Company Claim, we seek declaratory relief in our favor against the allegations of Agrium set forth above and for judgment on the Retained Earnout in the amount of $17 million plus interest accrued subsequent to May 2002. Unocal also sought reimbursement of over $5 million in royalties paid to the State of Alaska.

The GPSA contains a contractual limit on liquidated damages of $25 million per year, not to exceed a total of $50 million over the life of the agreement. In addition, the PSA contains a limit on damages of $50 million.

On July 16, 2003, the court approved an agreed stipulation between the parties to submit all issues under the GPSA to arbitration. The arbitration proceedings commenced May 24, 2004. One of Agrium's expert witnesses testified in the arbitration proceeding that Agrium's damages were in a range between $292 million and $708 million, depending upon different models. The arbitration panel issued its ruling on July 22, 2004. The arbitration panel agreed with us that the GPSA is a reserves-based contract. The panel's decision laid out the methodology for determining past and future gas delivery quantities and for calculating liquidated damages arising from underdeliveries of gas by us to the fertilizer plant. Using the methodology, the arbitration panel found we owed Agrium $36 million plus $2 million in interest for underdelivery of natural gas to the fertilizer plant through April 2004. Based on current delivery projections from certain dedicated fields, we expect to reach the GPSA $50 million cap for liquidated damages over time for underdeliveries subsequent to April 2004. The arbitration panel did not rule on the enforceability of this $50 million cap because its award did not exceed the amount of the cap. The parties continue to disagree over the cap's enforceability. The arbitration panel also ordered Agrium to reimburse us $5 million for excess royalties that have been paid by us to the state of Alaska.

The litigation related to the PSA remains pending in California Superior Court in Los Angeles County. We believe we have a meritorious defense to each of the Agrium remaining claims, but that in any event our exposure to damages for all disputes under the agreements is limited by those agreements. Agrium alleges that it is entitled to recover damages in excess of those amounts.

Petrobangla Claim: In July 2002, our subsidiary Unocal Bangladesh Blocks Thirteen and Fourteen, Ltd. ("Unocal Blocks 13 and 14 Ltd.") received a letter from the Bangladesh Oil, Gas & Mineral Corporation ("Petrobangla") claiming, on behalf of the Bangladesh government and Petrobangla, compensation allegedly due in the amount of $685 million for 246 BCF of recoverable natural gas allegedly "lost and damaged" in a 1997 blowout and ensuing fire during the drilling by Occidental Petroleum Corporation (known at that time in Bangladesh as Occidental of Bangladesh Ltd.) ("OBL"), as operator, of the Moulavi Bazar #1 ("MB #1") exploration well on the Blocks 13 and 14 PSC area in Northeast Bangladesh. Unocal and OBL believe that the claim vastly overstates the amount of recoverable gas involved in the blowout.

Consistent with worldwide industry contracting practice, there was no provision in the PSC for compensating the Bangladesh government or Petrobangla for resources lost during the contractor's operations. Even if some form of compensation were due, Unocal and OBL believe that settlement compensation for the blowout was fully addressed in a 1998 Supplemental Agreement to the PSC (the "Supplemental Agreement"), which, among other matters, waived OBL's then 50-percent contractor's share (as well as the then 50-percent contractor's share held by our Unocal Bangladesh, Ltd., subsidiary ("Unocal Bangladesh")) of entitlement to the recovery of costs incurred in the drilling of the MB #1 and the blowout, waived their right to invoke force majeure in connection with the blowout, and reduced by five percentage points their contractors' profit share (with a concomitant increase in Petrobangla's profit share) of future production from the sands encountered by the MB #1 well to a drill depth of 840 meters or, if the blowout sand reservoir were not present or development is not feasible deemed commercial, from other commercial fields in the Moulavi Bazar "ring-fenced" area of Block 14. Consequently, Unocal and OBL consider the matter closed and Unocal Blocks 13 and 14 Ltd. has advised Petrobangla that no additional compensation is warranted. By Writ Petition Affidavit dated March 24, 2003, a concerned citizen filed suit in the Bangladesh lower court (Alam v. Bangladesh, Petrobangla, Department of Environment, and Unocal Bangladesh, Ltd., Supreme Court of Bangladesh, High Court Division, Writ Petition No. 2461 of
2003) on the basis of the MB #1 blowout. We were notified of the suit on May 26, 2003 when we received the court's order to show cause why the Supplemental Agreement should not be declared illegal and cancelled on account of its having been executed without lawful authority, and why Unocal Bangladesh should not be directed to stop exploration until it compensates for the MB#1 blowout. No hearing is currently scheduled on the matter, and we believe the action is not well founded.

Tax Matters

We believe we have adequately provided in our accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues affects not only the year in which the items arose, but also our tax situation in other tax years.

With respect to the 1979-1994 taxable years, the Joint Committee on Taxation of the U.S. Congress has reviewed and approved the settlement of all issues for these years, including the carryback of a 1993 net operating loss to taxable year 1984 and resultant credit adjustments, as previously agreed with the Appeals division of the Internal Revenue Service ("IRS"). This settlement and corresponding recalculation of taxable income and credits for this period resulted in an overpayment of taxes. We anticipate receiving a cash refund of at least $68 million, representing overpaid taxes plus interest thereon, in the third quarter of 2004. Taxable years 1979-1984 are now closed and barred from additional assessment of federal income taxes. Although the IRS has completed its audit of Unocal for taxable years 1985-1994 and a settlement has been reached for all such years, these years cannot be formally closed until a separate audit by the IRS of the Alaska Kuparuk River Unit tax partnership is completed. Accordingly, the IRS refers to the 1985-1994 taxable years as "partially closed." All such developments have been considered in our accounts.

With respect to the 1995-1997 taxable years, a settlement of all issues has been reached with the Appeals division of the IRS. Although the IRS has completed its audit of Unocal for taxable years 1995-1997 and a settlement has been reached for all such years, these years cannot be formally closed until a separate audit by the IRS of the Alaska Kuparuk River Unit tax partnership is completed. Accordingly, the IRS refers to the 1995-1997 taxable years as "partially closed." All such developments have been considered in our accounts.

The 1998-2001 taxable years are before the Exam division of the IRS.

With respect to state tax matters, a tentative settlement has been reached with the Franchise Tax Board of the state of California with respect to taxable years 1989-1991. Unocal anticipates receiving a cash refund of approximately $11 million representing overpaid taxes plus interest thereon, later this year.

Guarantees Related to Assets or Obligations of Third Parties

Future Remediation Costs

We have agreed to indemnify certain third parties for particular future remediation costs that may be incurred for properties held by these parties. The guarantees were established when we either leased property from or sold property to these third parties. The properties may or may not have been contaminated by our former operations. Where it has been or will be determined that we are responsible for contamination, the guarantees require us to pay the costs to remediate the sites to specified cleanup levels or to levels that will be determined in the future.

The maximum potential amount of future payments that we could be required to make under these guarantees is indeterminate primarily due to the following: the indefinite term of the majority of these guarantees; the unknown extent of possible contamination; uncertainties related to the timing of the remediation work; possible changes in laws governing the remediation process; the unknown number of claims that may be made; changes in remediation technology; and the fact that most of these guarantees lack limitations on the maximum potential amount of future payments.

We have accrued probable and reasonably estimable assessment and remediation costs for the locations covered under these guarantees. These amounts are included in the "Company facilities sold with retained liabilities and former Company-operated sites" category of our reserve for environmental remediation obligations.

At June 30, 2004, the reserve for this category totaled $93 million. For those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, we estimate that we could incur possible additional remediation costs aggregating approximately $80 million.

BTC Construction Completion Guarantee

We have a construction completion guarantee related to debt financing arrangements for the Baku-Tbilisi-Ceyhan ("BTC") pipeline project. We have an equity interest in the development of this pipeline from Baku, Azerbaijan through Georgia to the Mediterranean port of Ceyhan, Turkey. Our maximum potential future payments under the guarantee are estimated to be $310 million. The debt is secured by transportation proceeds from production of the Azeri field in the Caspian Sea. The debt is non-recourse upon financial completion certification, which is expected by 2009. As of June 30, 2004, we have recorded a liability of $19 million as the estimated value of this guarantee.

Other Guarantees and Indemnities

We have also guaranteed the debt of certain other entities accounted for by the equity method. The majority of this debt matures ratably through the year 2014. The maximum potential amount of future payments we could be required to make is approximately $16 million.

In the ordinary course of business, we have agreed to indemnify cash deficiencies for certain domestic pipeline joint ventures, which we account for on the equity method. These guarantees are considered in our analysis of overall risk. Since most of these agreements do not contain spending caps, it is not possible to quantify the amount of maximum payments that may be required. Nevertheless, we believe the payments would not have a material adverse impact on our financial condition or liquidity.

Financial Assurance for Unocal Obligations

Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily cover self-insurance, site restoration, dismantlement and other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon. At June 30, 2004, we had obtained various surety bonds for $184 million. These surety bonds included a bond for $72 million securing our performance under a fixed price natural gas sales contract for the delivery of 72 billion cubic feet of gas over a ten-year period that began in January of 1999 and will end in December of 2008 and $112 million in various other routine performance bonds held by local, city, state and federal agencies. We also had obtained $62 million in standby letters of credit at June 30, 2004, of which $14 million represented additional collateral related to the aforementioned fixed price natural gas sales contract. We have entered into indemnification obligations in favor of the providers of these surety bonds and letters of credit.

Other Guarantees and Credit Rating Triggers

We have various other guarantees for approximately $525 million. Approximately $134 million of the $525 million in guarantees represent financial assurance we gave on behalf of our Molycorp subsidiary relating to permits covering operations and discharges from Molycorp's Questa, New Mexico, molybdenum mine. Our financial assurance is for the completion of temporary closure plans (required only upon cessation of operations) and other obligations required under the terms of the permits. The costs associated with the financial assurance are based on estimations provided by agencies of the state of New Mexico.

Guarantees for approximately $300 million of the $525 million would require us to obtain a surety bond or a letter of credit or establish a trust fund if our credit rating were to drop below investment grade -- that is BBB- or Baa3 from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively.

Classification on Balance Sheet

Approximately $150 million of the surety bonds, letters of credit and other guarantees that we are required to obtain or issue reflect obligations that are already included on the consolidated balance sheet in other current liabilities and other deferred credits. The surety bonds, letters of credit and other guarantees may also reflect some of the possible additional remediation liabilities discussed earlier in this note.

Other Matters

Our lease agreement for the Discoverer Spirit deepwater drillship has a current minimum daily rate of approximately $226,000. The future remaining minimum lease payment obligation was approximately $100 million at June 30, 2004. The contract will expire on September 18, 2005.

We also have other contingent liabilities for litigation, claims and contractual agreements arising in the ordinary course of business. Based on management's assessment of the ultimate amount and timing of possible adverse outcomes and associated costs, none of these other matters is presently expected to have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

17.      Loans to Certain Officers and Key Employees

In February 2004, we repurchased 539,208 shares from four of the original participants in our 2000 Executive Stock Purchase Program (the "Program") at market price for approximately $20 million. The purchase of this number of shares was approved by our board of directors in February 2004. The Program was approved by our board of directors and by our stockholders at the annual stockholders meeting in May 2000. The balance of the loans under this Program, including accrued interest, totaled $4 million at June 30, 2004 and $27 million at December 31, 2003, and was reflected as a reduction to stockholders' equity on the consolidated balance sheet.

18.      Financial Instruments and Commodity Hedging

Interest rate contracts - We enter into interest rate swap contracts to manage our debt with the objective of minimizing the volatility and magnitude of our borrowing costs. We may also enter into interest rate option contracts to protect our interest rate positions, depending on market conditions. At June 30, 2004, we had approximately $21 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges of interest rate exposures through September 2012. Of this amount, $3 million in after-tax losses are expected to be reclassified to the consolidated earnings statement during the next twelve months.

Foreign currency contracts - Various foreign exchange currency forward, option and swap contracts are entered into from time to time to manage our exposures to adverse impacts of foreign currency fluctuations on recognized obligations and anticipated transactions. At June 30, 2004, we had no material deferred amounts in accumulated other comprehensive income on the consolidated balance sheet related to foreign currency contracts.

Commodity hedging activities - We use hydrocarbon derivatives to mitigate our overall exposure to fluctuations in hydrocarbon commodity prices. We reported a gain of $1 million in the first six months of 2004 due to ineffectiveness for cash flow and fair value hedges. At June 30, 2004, we had approximately $23 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future commodity sales for the period beginning July 2004 through December 2004. Nearly all of the after-tax losses are expected to be reclassified to the consolidated earnings statement during 2004.

Fair values for debt and other long-term instruments - The estimated fair values of our long-term debt were $3.56 billion at June 30, 2004. Fair values were based on the discounted amounts of future cash outflows using the rates offered to us for debt with similar remaining maturities.

19.      Supplemental Condensed Consolidating Financial Information

Unocal guarantees all the publicly held securities issued by its 100 percent-owned subsidiary Union Oil. Such guarantees are full and unconditional and no subsidiaries of Unocal or Union Oil guarantee these securities.

As a result of adopting FASB Interpretation No. 46 (revised December 2003) (see note 2 and 14 for further detail), we deconsolidated Unocal Capital Trust effective January 1, 2004.

The following tables present condensed consolidating financial information for
(a) Unocal (Parent), (b) Union Oil (Parent) and (c) on a combined basis, the subsidiaries of Union Oil (non-guarantor subsidiaries). Virtually all of our operations are conducted by Union Oil and its subsidiaries. The 2003 tables also present the Trust, as part of the condensed consolidating financial information.

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the Three Months Ended June 30, 2004
                                                                                Non-
                                                     Unocal   Union Oil      Guarantor
Millions of dollars                                 (Parent)   (Parent)    Subsidiaries   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                           $ -      $ 318          $ 1,833        $ (230)        $ 1,921
Interest, dividends and miscellaneous income             1          1               19            (2)             19
Gain on sales of assets                                  -        (40)              80             -              40
---------------------------------------------------------------------------------------------------------------------
      Total revenues                                     1        279            1,932          (232)          1,980
Costs and other deductions
Purchases, operating and other expenses                  3        292            1,194          (231)          1,258
Depreciation, depletion and amortization                 -         65              175             -             240
Impairments                                              -          3                6             -               9
Dry hole costs                                           -         10               30             -              40
Interest expense                                         9         31                8            (2)             46
---------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                  12        401            1,413          (233)          1,593

Equity in earnings of subsidiaries                     350        443                -          (793)              -
Earnings from equity investments                         -          2               37            (1)             38
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests               339        323              556          (793)            425
---------------------------------------------------------------------------------------------------------------------
Income taxes                                            (2)       (29)             175             -             144
Minority interests                                       -          -               (1)            -              (1)
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                    341        352              382          (793)            282
Earnings from discontinued operations                    -         (2)              61             -              59
---------------------------------------------------------------------------------------------------------------------
      Net earnings                                   $ 341      $ 350            $ 443        $ (793)          $ 341
=====================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the Three Months Ended June 30, 2003
                                                               Unocal                Non-
                                                       Unocal  Capital Union Oil  Guarantor
Millions of dollars                                   (Parent)  Trust  (Parent)  Subsidiaries Eliminations Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                             $ -     $ -     $ 361      $ 1,518       $ (322)      $ 1,557
Interest, dividends and miscellaneous income               -       9         7            4          (11)            9
Gain on sales of assets                                    -       -        43            4            -            47
-----------------------------------------------------------------------------------------------------------------------
      Total revenues                                       -       9       411        1,526         (333)        1,613
Costs and other deductions
Purchases, operating and other expenses                    3       -       341        1,036         (323)        1,057
Depreciation, depletion and amortization                   -       -        78          176            -           254
Impairments                                                -       -         3            -            -             3
Dry hole costs                                             -       -         6            4            -            10
Interest expense                                           9       1        29            7          (10)           36
Distributions on convertible preferred securities          -       8         -            -            -             8
-----------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                    12       9       457        1,223         (333)        1,368

Equity in earnings of subsidiaries                       187       -       224            -         (411)            -
Earnings from equity investments                           -       -         4           49            -            53
-----------------------------------------------------------------------------------------------------------------------

Earnings from continuing operations before
     income taxes and minority interests                 175       -       182          352         (411)          298
-----------------------------------------------------------------------------------------------------------------------
Income taxes                                              (2)      -         3          130            -           131
Minority interests                                         -       -         -            2            -             2
-----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                      177       -       179          220         (411)          165
Earnings from discontinued operations                      -       -         8            4            -            12
-----------------------------------------------------------------------------------------------------------------------
      Net earnings                                     $ 177     $ -     $ 187        $ 224       $ (411)        $ 177
=======================================================================================================================

                                      -22-

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the Six Months Ended June 30, 2004
                                                                                Non-
                                                     Unocal   Union Oil      Guarantor
Millions of dollars                                 (Parent)   (Parent)    Subsidiaries   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                           $ -      $ 644          $ 3,543        $ (436)        $ 3,751
Interest, dividends and miscellaneous income             1          5               27            (3)             30
Gain on sales of assets                                  -        (16)             100             -              84
---------------------------------------------------------------------------------------------------------------------
      Total revenues                                     1        633            3,670          (439)          3,865
Costs and other deductions
Purchases, operating and other expenses                  5        521            2,338          (437)          2,427
Depreciation, depletion and amortization                 -        128              344             -             472
Impairments                                              -          6                8             -              14
Dry hole costs                                           -         27               38             -              65
Interest expense                                        17         57               16            (3)             87
Distributions on convertible preferred securities        -          -                -             -               -
---------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                  22        739            2,744          (440)          3,065

Equity in earnings of subsidiaries                     628        681                -        (1,309)              -
Earnings from equity investments                         -          3               73            (1)             75
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests               607        578              999        (1,309)            875
---------------------------------------------------------------------------------------------------------------------
Income taxes                                            (3)       (52)             378             -             323
Minority interests                                       -          -                4             -               4
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                    610        630              617        (1,309)            548
Earnings from discontinued operations                    -         (2)              64             -              62
---------------------------------------------------------------------------------------------------------------------
      Net earnings                                   $ 610      $ 628            $ 681      $ (1,309)          $ 610
=====================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the Six Months Ended June 30, 2003
                                                               Unocal                Non-
                                                       Unocal  Capital Union Oil  Guarantor
Millions of dollars                                   (Parent)  Trust  (Parent)  Subsidiaries Eliminations Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                             $ -     $ -     $ 873      $ 3,201       $ (749)      $ 3,325
Interest, dividends and miscellaneous income               -      17        18            6          (21)           20
Gain on sales of assets                                    -       -        34           16            -            50
-----------------------------------------------------------------------------------------------------------------------
      Total revenues                                       -      17       925        3,223         (770)        3,395
Costs and other deductions
Purchases, operating and other expenses                    5       -       623        2,246         (750)        2,124
Depreciation, depletion and amortization                   -       -       184          329            -           513
Impairments                                                -       -         3            -            -             3
Dry hole costs                                             -       -        58           23            -            81
Interest expense                                          17       1        59           17          (20)           74
Distributions on convertible preferred securities          -      16         -            -            -            16
-----------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                    22      17       927        2,615         (770)        2,811

Equity in earnings of subsidiaries                       329       -       405            -         (734)            -
Earnings from equity investments                           -       -         7           89            -            96
-----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests                 307       -       410          697         (734)          680
-----------------------------------------------------------------------------------------------------------------------
Income taxes                                              (4)      -        34          267            -           297
Minority interests                                         -       -         -            4            -             4
-----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                      311       -       376          426         (734)          379
Earnings from discontinued operations                      -       -         8            7            -            15
Cumulative effect of accounting changes                    -       -       (55)         (28)           -           (83)
-----------------------------------------------------------------------------------------------------------------------
      Net earnings                                     $ 311     $ -     $ 329        $ 405       $ (734)        $ 311
=======================================================================================================================

                                      -24-

CONDENSED CONSOLIDATED BALANCE SHEET
At June 30, 2004
                                                                              Non-
                                                     Unocal   Union Oil    Guarantor
Millions of dollars                                 (Parent)   (Parent)   Subsidiaries  Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ 1      $ 360          $ 578           $ -           $ 939
   Accounts and notes receivable - net                    120        273          1,043          (120)          1,316
   Inventories                                              -          8            213           (79)            142
   Other current assets                                    (1)       118             28             -             145
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                120        759          1,862          (199)          2,542
Properties - net                                            -      1,962          6,481            (3)          8,440
Other assets including goodwill                         5,768      5,631          1,924       (11,828)          1,495
----------------------------------------------------------------------------------------------------------------------
      Total assets                                     $5,888    $ 8,352       $ 10,267     $ (12,030)       $ 12,477
======================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -      $ 369          $ 899        $ (120)        $ 1,148
   Current portion of long-term debt                        -        162             74             -             236
   Other current liabilities                               56        225            439            (2)            718
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                            56        756          1,412          (122)          2,102
Long-term debt and capital leases                         538      1,649            917             -           3,104
Deferred income taxes                                       -       (219)           943             -             724
Accrued abandonment, restoration
   and environmental liabilities                            -        370            501             -             871
Other deferred credits and liabilities                      -        726            319            (3)          1,042
Minority interests                                          -          -             39             7              46

Stockholders' equity                                    5,294      5,070          6,136       (11,912)          4,588
----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $5,888    $ 8,352       $ 10,267     $ (12,030)       $ 12,477
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
==============================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
For the Six Months Ended June 30, 2004
                                                                             Non-
                                                     Unocal   Union Oil   Guarantor
Millions of dollars                                 (Parent)  (Parent)   Subsidiaries  Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                      $ 7     $ 613          $ 506           $ -         $ 1,126

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                             -      (131)          (670)            -            (801)
   Proceeds from sales of assets
      and discontinued operations                           -        28            250             -             278
   Return of capital from affiliate company                 -         -             48             -              48
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                       -      (103)          (372)            -            (475)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt                                 -      (193)            87             -            (106)
   Dividends paid on common stock                        (105)        -              -             -            (105)
   Proceeds from issuance of common stock                  94         -              -             -              94
   Repurchases of common stock                            (20)        -              -             -             (20)
   Other                                                   24        (2)            (1)            -              21
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (7)     (195)            86             -            (116)
---------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents            -       315            220             -             535
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period            1        45            358             -             404
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ 1     $ 360          $ 578           $ -           $ 939
=====================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
For the Six Months Ended June 30, 2003
                                                                Unocal                  Non-
                                                      Unocal   Capital  Union Oil    Guarantor
Millions of dollars                                  (Parent)   Trust    (Parent)   Subsidiaries  Eliminations   Consolidated
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities                      $ 90      $ -      $ 389          $ 606           $ -         $ 1,085

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                              -        -       (223)          (694)            -            (917)
   Proceeds from sales of assets
      and discontinued operations                            -        -        123             68             -             191
   Return of capital from affiliate company                  -        -          -              -             -               -
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                        -        -       (100)          (626)            -            (726)
--------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt and capital leases               -        -       (114)            50             -             (64)
   Dividends paid on common stock                         (103)       -          -              -             -            (103)
   Proceeds from issuance of common stock                   10        -          -              -             -              10
   Repurchases of common stock                               -        -          -              -             -               -
   Other                                                     3        -         (7)            (3)            -              (7)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (90)       -       (121)            47             -            (164)
--------------------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                        -        -        168             27             -             195
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period             -        -        (18)           186             -             168
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $ -      $ -      $ 150          $ 213           $ -           $ 363
================================================================================================================================

20.      Segment Data

We made changes in the reporting of our segments from the reporting utilized in the 2003 Annual Report on Form 10-K, as amended, as detailed in the following tables. Our reportable segments are: (1) Exploration and Production, (2) Midstream and Marketing, and (3) Geothermal. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate, carbon and minerals and those businesses that were sold or being phased-out, are included under the Corporate and Other heading.

Our Exploration and Production segment has simplified its North America presentation by combining the Alaska business unit with the U.S. Lower 48 business to form the U.S. geographic designation. In the International geographic designation, we now present Asia and Other, instead of the previous categories of Far East and Other. In addition, the former Trade segment has been combined with the Midstream segment to form the Midstream and Marketing segment.

----------------------------------------------------------------------------------------------------------------------
Segment Information                                                 Exploration and Production
For the Three Months                                       North America           International
Ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Millions of dollars                                   U.S.     Canada  Total N.A.  Asia    Other Total Int'l Total E&P
----------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                          $ 197       $ 68      $ 265   $ 356    $ 79      $ 435      $ 700
Other income (loss) (a)                                35          -         35       1       1          2         37
Inter-segment revenues                                229         34        263     100       -        100        363
----------------------------------------------------------------------------------------------------------------------
Total                                                 461        102        563     457      80        537      1,100

Earnings (loss) from equity investments                 -          -          -      12       2         14         14

Earnings (loss) from continuing operations            108         16        124     137      29        166        290
Earnings from discontinued operations (net)            46          -         46       -       -          -         46
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   154         16        170     137      29        166        336

Assets (at June 30, 2004)                           3,210      1,267      4,477   3,529     927      4,456      8,933
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                  Midstream   Geothermal         Corporate and Other            Total
                                                    and                             Net     Environ-
                                                  Marketing              Admin &  Interest  mental &
                                                                         General   Expense Litigation  Other(b)
----------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                        $ 1,003      $ 124        $ -     $ -     $ -       $ 94    $ 1,921
Other income (loss) (a)                                 3         13          -       4       -          2         59
Inter-segment revenues                                  4          -          -       -       -       (367)         -
----------------------------------------------------------------------------------------------------------------------
Total                                               1,010        137          -       4       -       (271)     1,980

Earnings (loss) from equity investments                12         (2)         -       -       -         14         38

Earnings (loss) from continuing operations             18         57        (21)    (33)    (11)       (18)       282
Earnings from discontinued operations (net)            13          -          -       -       -          -         59
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    31         57        (21)    (33)    (11)       (18)       341


Assets (at June 30, 2004)                           1,082        625          -       -       -      1,837     12,477
----------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

----------------------------------------------------------------------------------------------------------------------
Segment Information                                                 Exploration and Production
For the Three Months                                       North America           International
Ended June 30, 2003
----------------------------------------------------------------------------------------------------------------------
Millions of dollars                                   U.S.     Canada  Total N.A.  Asia    Other Total Int'l Total E&P
----------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                          $ 197       $ 37      $ 234   $ 321    $ 66      $ 387      $ 621
Other income (loss) (a)                                46          -         46       -       -          -         46
Inter-segment revenues                                284         41        325      72       -         72        397
----------------------------------------------------------------------------------------------------------------------
Total                                                 527         78        605     393      66        459      1,064

Earnings (loss) from equity investments                 6          -          6      11       -         11         17

Earnings (loss) from continuing operations            100          8        108     126      19        145        253
Earnings from discontinued operations (net)             4          -          4       -       -          -          4
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   104          8        112     126      19        145        257

Assets (at December 31, 2003)                       3,315      1,324      4,639   3,377     765      4,142      8,781
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                  Midstream   Geothermal         Corporate and Other            Total
                                                    and                             Net     Environ-
                                                  Marketing              Admin &  Interest  mental &
                                                                         General   Expense Litigation  Other(b)
----------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                          $ 865       $ 28        $ -     $ -     $ -       $ 43    $ 1,557
Other income (loss) (a)                                 1          2          -       6       -          1         56
Inter-segment revenues                                  3          -          -       -       -       (400)         -
----------------------------------------------------------------------------------------------------------------------
Total                                                 869         30          -       6       -       (356)     1,613

Earnings (loss) from equity investments                17          4          -       -       -         15         53

Earnings (loss) from continuing operations             21          7        (22)    (28)    (28)       (38)       165
Earnings from discontinued operations (net)             -          -          -       -       -          8         12
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    21          7        (22)    (28)    (28)       (30)       177

Assets (at December 31, 2003)                       1,097        611          -       -       -      1,309     11,798
----------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

----------------------------------------------------------------------------------------------------------------------
Segment Information                                                 Exploration and Production
For the Six Months                                       North America           International
Ended June 30, 2004
----------------------------------------------------------------------------------------------------------------------
Millions of dollars                                   U.S.     Canada  Total N.A.  Asia    Other Total Int'l Total E&P
----------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                          $ 495      $ 139      $ 634   $ 708   $ 136      $ 844    $ 1,478
Other income (loss) (a)                                45          -         45       2       2          4         49
Inter-segment revenues                                435         66        501     202       -        202        703
----------------------------------------------------------------------------------------------------------------------
Total                                                 975        205      1,180     912     138      1,050      2,230

Earnings (loss) from equity investments                 -          -          -      22       2         24         24

Earnings (loss) from continuing operations            221         28        249     295      46        341        590
Earnings from discontinued operations (net)            49          -         49       -       -          -         49
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   270         28        298     295      46        341        639

Assets (at June 30, 2004)                           3,210      1,267      4,477   3,529     927      4,456      8,933
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                  Midstream   Geothermal         Corporate and Other            Total
                                                    and                             Net     Environ-
                                                  Marketing              Admin &  Interest  mental &
                                                                         General   Expense Litigation  Other(b)
----------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                        $ 1,984      $ 164        $ -     $ -     $ -      $ 125    $ 3,751
Other income (loss) (a)                                 8         45          -      10       -          2        114
Inter-segment revenues                                  6          -          -       -       -       (709)         -
----------------------------------------------------------------------------------------------------------------------
Total                                               1,998        209          -      10       -       (582)     3,865

Earnings (loss) from equity investments                28         (1)         -       -       -         24         75

Earnings (loss) from continuing operations             41         94        (48)    (65)    (27)       (37)       548
Earnings from discontinued operations (net)            13          -          -       -       -          -         62
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    54         94        (48)    (65)    (27)       (37)       610

Assets (at June 30, 2004)                           1,082        625          -       -       -      1,837     12,477
----------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Includes eliminations and consolidation adjustments.

----------------------------------------------------------------------------------------------------------------------
Segment Information                                                 Exploration and Production
For the Six Months                                       North America           International
Ended June 30, 2003
----------------------------------------------------------------------------------------------------------------------
Millions of dollars                                   U.S.     Canada  Total N.A.  Asia    Other Total Int'l Total E&P
----------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                          $ 417       $ 95      $ 512   $ 653    $ 96      $ 749    $ 1,261
Other income (loss) (a)                                49          -         49       -       -          -         49
Inter-segment revenues                                672         79        751     163       -        163        914
----------------------------------------------------------------------------------------------------------------------
Total                                               1,138        174      1,312     816      96        912      2,224

Earnings (loss) from equity investments                 9          -          9      20       4         24         33

Earnings (loss) from continuing operations            223         32        255     258      29        287        542
Earnings from discontinued operations (net)             7          -          7       -       -          -          7
Cumulative effect of accounting changes (b)           (32)         4        (28)     13       -         13        (15)
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   198         36        234     271      29        300        534

Assets (at December 31, 2003)                       3,315      1,324      4,639   3,377     765      4,142      8,781
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                  Midstream   Geothermal         Corporate and Other            Total
                                                    and                             Net     Environ-
                                                  Marketing              Admin &  Interest  mental &
                                                                         General   Expense Litigation  Other(c)
----------------------------------------------------------------------------------------------------------------------
Sales & operating revenues                        $ 1,926       $ 63        $ -     $ -     $ -       $ 75    $ 3,325
Other income (loss) (a)                                 1          2          -      10       -          8         70
Inter-segment revenues                                  5          -          -       -       -       (919)         -
----------------------------------------------------------------------------------------------------------------------
Total                                               1,932         65          -      10       -       (836)     3,395

Earnings (loss) from equity investments                33          5          -       -       -         25         96

Earnings (loss) from continuing operations             30         19        (45)    (59)    (45)       (63)       379
Earnings from discontinued operations (net)             -          -          -       -       -          8         15
Cumulative effect of accounting changes (b)            (2)         -          -       -       -        (66)        (83)
----------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    28         19        (45)    (59)    (45)      (121)       311

Assets (at December 31, 2003)                       1,097        611          -       -       -      1,309     11,798
----------------------------------------------------------------------------------------------------------------------

(a) Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b) Net of tax (benefit) $48
(c) Includes eliminations and consolidation adjustments.

21.      Subsequent Events

On July 29, 2004, we sold our 50 percent equity interest in a jointly held project company that owns UnoPaso Exploracao e Producao de Petroleo e Gas Ltda., a Brazilian exploration and production venture for $67 million plus possible future payments. The underlying assets sold represent net production of approximately 4.5 MBOE/d and represent our remaining oil and natural gas assets in Brazil. We expect to record an after-tax gain of $1 million in the third quarter of 2004.

On July 1, 2004, we sold property in Parachute, Colorado for $24 million in cash. We expect to record an after-tax gain of $15 million in the third quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with Management's Discussion and Analysis in Item 7 of Unocal's 2003 Annual Report on Form 10-K, as amended, and the consolidated financial statements and related notes therein. Our 2003 Annual Report on Form 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and contractual obligations. You should read the following discussion and analysis together with the cautionary statement under "Forward-Looking Statements" on page iii of this report.

We simplified our reporting segments effective January 1, 2004. In our Exploration and Production segment: (1) we combined the Alaska business unit with the U.S. Lower 48 to form the U.S. geographic designation under North America and (2) we now present Asia and Other instead of the previous categories of Far East and Other under International. In addition, the former Trade segment has been combined with the Midstream segment to form the Midstream and Marketing segment. See note 20 to the consolidated financial statements in Item 1 of this report for revisions to our reportable segments.

                                    OVERVIEW

Unocal's primary line of business is the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids. Our principal operations are in Asia and North America. We are also a leading producer of geothermal energy and a provider of electrical power in Asia. Other activities include ownership in proprietary and common carrier pipelines, natural gas storage facilities and the marketing of hydrocarbon commodities. Our strategy is focused on creating value for our stockholders by continuing to advance oil and gas development projects and delivering successful exploration results through the drill bit. Fluctuations in hydrocarbon commodity prices and the resulting impact on our realized prices for liquids and North America natural gas are a significant driver of our financial performance.

Some of our more significant operational highlights and asset sales from the second quarter of 2004 and through the date of this report are listed below:
-  Deepwater oil discovery drilled on the Tobago prospect in the Gulf of Mexico.
- Deepwater appraisal wells encountered hydrocarbons on the St. Malo prospect in the Gulf of Mexico and on the deepwater Ranggas, Gehem and Gula prospects in Indonesia.
- Ramp-up of production continued on the deepwater West Seno project in Indonesia, although slower than initially forecast.
- Installed a floating storage unit for oil production from fields in the Gulf of Thailand that resulted in decreased production during the installation process.
- Construction of the Phase 1 and 2 developments of the Azerbaijan International Operating Company ("AIOC") project in the Caspian Sea progressed; first oil at the wellhead is expected in early 2005 for Phase 1.
- AIOC participant companies are reviewing for approval Phase 3 development and official sanction is expected by year-end 2004.
 - Approximately 70 percent of
   the construction completed on the Baku-Tbilisi-Ceyhan ("BTC") export pipeline from the Caspian Sea.
- Agreement reached in June 2004 to settle an eight-year dispute over operation of the Tiwi and Mak-Ban geothermal steam fields in the Philippines.
-  Certain mineral fee lands in the U.S. sold for $190 million.
- Arbitration panel decision received in dispute over our gas deliveries to Agrium's Kenai, Alaska nitrogen-based fertilizer plant and Agrium's obligation to reimburse us for royalties on the supplied natural gas.
   Unocal is required to pay $36 million for past deliveries through April
   2004 plus $2 million in interest. See note 16 under Part I, Item 1 of this report.
- $67 million received in cash from the sale of our 50 percent equity interest in a jointly held project company that owned UnoPaso Exploracao e Producao de Petroleo e Gas Ltda., a Brazilian exploration and production venture that owned our remaining oil and natural gas assets in Brazil; possible future payments contingent on achieving certain natural gas prices and/or volume thresholds.

                              CONSOLIDATED RESULTS

The following table summarizes our consolidated net earnings for the second quarter and six month periods ended June 30, 2004 and 2003:

                                   For the Three Months       For the Six Months
                                       Ended June 30,            Ended June 30,
                                 -----------------------------------------------
Millions of dollars                   2004         2003        2004         2003
--------------------------------------------------------------------------------
Earnings from continuing operations  $ 282        $ 165       $ 548        $ 379
Earnings from discontinued operations   59           12          62           15
Cumulative effect of accounting changes  -            -           -          (83)
--------------------------------------------------------------------------------
Net earnings                         $ 341        $ 177       $ 610        $ 311
================================================================================

Earnings From Continuing Operations

         Second Quarter Results: Earnings from continuing operations were $282 million in the second quarter of 2004, which was an increase of $117 million compared to the same quarter a year ago. The increase was primarily due to higher realized worldwide liquids and natural gas prices, which increased net earnings by approximately $50 million and $35 million, respectively. In the current quarter, our worldwide average realized liquids price was $32.61 per Bbl, which was an increase of $7.25 per Bbl from the same period a year ago. Our hedging program lowered the average realized liquids price by $1.94 per Bbl in the current quarter while the prior year quarter included a loss of 4 cents per Bbl from hedging activities. Our worldwide average realized natural gas price, which included a loss of 11 cents per Mcf from hedging activities in the current quarter, was $3.65 per Mcf. This was an increase of 12 cents per Mcf from the $3.53 per Mcf realized during the same period a year ago, which included a loss of 7 cents per Mcf from hedging activities. In addition, our Geothermal segment settled an outstanding eight-year dispute over operation of the Tiwi and Mak-Ban geothermal steam fields in the Philippines and recorded an after-tax settlement gain of $46 million. We also recorded a net tax benefit of $27 million for settlements and assessments with various taxing authorities. During the quarter, our subsidiary, Pure Resources Inc., recorded a $23 million after-tax gain from the sale of exploratory mineral fee lands. The second quarter of 2004 also benefited from approximately $25 million after-tax in lower exploration expense compared to the same period a year ago, primarily due to the higher amortization of exploratory leasehold costs in 2003 resulting from the relinquishment of 44 deepwater blocks in the Gulf of Mexico. The second quarter of 2004 included a $1 million after-tax benefit from an adjustment to the 2003 company-wide restructuring plan, which was recorded originally as a $17 million restructuring charge in the second quarter of 2003.

These positive variance factors were partially offset by lower North America production, which reduced net earnings by approximately $50 million in the second quarter of 2004 compared with the same period a year ago. North America liquids production averaged 70,000 Bbl/d in the second quarter of 2004, down from 84,000 Bbl/d a year ago, while natural gas production averaged 594 MMcf/d down from 805 MMcf/d for 2003. Most of the production decline was due to the divestiture of various properties in the Gulf of Mexico, onshore U.S. and Canada in 2003. In addition, dry hole costs were approximately $15 million higher in the current quarter compared to the same period a year ago, primarily from Indonesia and Thailand. We also recorded a provision of $46 million pre-tax ($29 million after-tax) associated with the recent arbitration ruling regarding Agrium's Kenai, Alaska nitrogen-based fertilizer plant, and our obligations to supply natural gas to the plant. The second quarter of 2003 included a $20 million after-tax gain on the sale of our equity interest in Matador Petroleum Corporation ("Matador"). Our after-tax environmental and litigation expenses were $15 million in the second quarter of 2004, compared with $29 million in 2003.

         Six Months Results: Earnings from continuing operations were $548 million in the first six months of 2004 compared to $379 million for the same period a year ago. The increase was primarily due to higher worldwide natural gas and liquids prices, which increased net earnings by approximately $70 million and $55 million, respectively. Our worldwide average realized natural gas price, including a gain of 3 cents per Mcf from hedging activities, was $3.92 per Mcf in the first six months of 2004. This was an increase of 21 cents per Mcf, or 6 percent, from the $3.71 per Mcf, including a loss of 17 cents per Mcf from hedging activities, realized during the first six months of 2003. In the first six months of 2004, our worldwide average realized liquids price was $31.41 per Bbl, which was an increase of $3.87 per Bbl, or 14 percent, from the same period a year ago. Our hedging program lowered the average realized liquids price by $1.45 per Bbl in the first six months of 2004 while the first six months of 2003 included a loss of 26 cents per Bbl from hedging activities. Exploration expenses and dry hole costs were lower in the first six months of 2004 compared with the same period a year ago, primarily due to lower amortization of exploratory leasehold costs and lower drilling activity, increasing net earnings by approximately $40 million. In addition, the first six months of 2004 included the aforementioned settlement gain of $46 million by our Geothermal segment. We also recorded the net tax benefit of $27 million recorded for settlements and assessments with various taxing authorities.

These positive variance factors were partially offset by lower North America production, which reduced net earnings by approximately $115 million in the first six months of 2004. North America liquids production averaged 71,000 Bbl/d in the first six months of 2004, down from 85,000 Bbl/d a year ago, while natural gas production averaged 595 MMcf/d down from 833 MMcf/d for the six months period a year ago. Most of the production decline was due to the divestiture of various properties in the Gulf of Mexico, onshore U.S. and Canada in 2003 and a field shut-in at the Mobile Bay area in the Gulf of Mexico due to pipeline damage in the first quarter of 2004. We also recorded the aforementioned provision of $29 million after-tax associated with the arbitration ruling regarding Agrium's Kenai, Alaska nitrogen-based fertilizer plant.

The first six months of 2004 included approximately $25 million in after-tax gains from asset sales, primarily from the sale of certain of our exploratory mineral fee lands in the U.S. The first six months of 2003 included approximately $30 million in after-tax gains, primarily from the $20 million after-tax gain on the sale of our equity interest in Matador. The first six months of 2004 also included a $1 million after-tax benefit from an adjustment to the 2003 company-wide restructuring plan, which was recorded originally as a $17 million restructuring charge in the second quarter of 2003. After-tax environmental and litigation expenses were $38 million in the first six months of 2004, compared with $46 million in the same period a year ago.

Earnings From Discontinued Operations

Earnings from discontinued operations were $59 million and $12 million in the second quarters of 2004 and 2003, respectively, and $62 million and $15 million for the six month periods of 2004 and 2003, respectively.

The second quarter and six month periods of 2004 included approximately $43 million after-tax from our sale of certain mineral fee producing properties in the United States and $13 million after-tax from our sale of the Cal Ven pipeline located in Alberta, Canada. The remaining amounts in the second quarter and six month periods of 2004 reflect after-tax earnings of $3 million and $6 million, respectively, from our operations in these mineral fee producing properties and the Cal Ven pipeline prior to the sale. After-tax earnings from the mineral fee producing properties and the Cal Ven pipeline were $4 million and $7 million during the second quarter and six month periods of 2003, respectively.

In the second quarter of 2003, we recorded an after-tax gain of $8 million related to the 1997 sale of our former West Coast refining, marketing and transportation assets. The sales agreement contained a provision calling for payments to us for price differences between California Air Resources Board Phase 2 gasoline and conventional gasoline. This provision of the agreement terminated at the end of 2003.

Cumulative Effect of Accounting Changes

In the first quarter of 2003, we recorded a non-cash $83 million after-tax charge for the cumulative effect of a change in accounting principle related to the initial adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations."

Revenues

Revenues from continuing operations for the second quarter of 2004 were $1.98 billion compared with $1.61 billion for the same period a year ago. In the first six months of 2004, total revenues from continuing operations were $3.87 billion compared with $3.40 billion for the same period a year ago. The increase in both the second quarter and six month periods primarily reflected higher crude oil and natural gas prices. This was partially offset by lower North America production.

Income Taxes

Income taxes on earnings from continuing operations for the second quarter and six month periods of 2004 were $144 million and $323 million, respectively, compared with $131 million and $297 million for the comparable periods of 2003. The effective income tax rate for the second quarter and six month periods of 2004 was 34 percent and 37 percent, respectively, compared with 44 percent for both of the comparable periods of 2003. The overall lower effective tax rates for both the second quarter and six months periods of 2004, as compared to 2003, are due primarily to a net deferred tax benefit of $27 million recorded in the second quarter of 2004 for settlements and assessments with various taxing authorities and the tax benefit effect in the second quarter of 2004 of currency related adjustments in Thailand.

The following table summarizes our net daily production and average prices for our North America and International Exploration and Production business units:

OPERATING HIGHLIGHTS UNOCAL CORPORATION                           For the Three Months For the Six Months
                                                                      Ended June 30,     Ended June 30,
                                                                   --------------------------------------
                                                                         2004      2003      2004   2003
---------------------------------------------------------------------------------------------------------
North America Net Daily Production
  Liquids (thousand barrels)
     U.S. (a)                                                              55        67        55     68
     Canada                                                                15        17        16     17
---------------------------------------------------------------------------------------------------------

          Total liquids                                                    70        84        71     85
  Natural gas - dry basis (million cubic feet)
     U.S. (a)                                                             511       719       512    742
     Canada                                                                83        86        83     91
---------------------------------------------------------------------------------------------------------
          Total natural gas                                               594       805       595    833
North America Average Prices (excluding hedging activities) (b)
  Liquids (per barrel)
     U. S.                                                            $ 35.91   $ 26.53   $ 33.66 $ 29.11
     Canada                                                           $ 29.89   $ 23.52   $ 29.17 $ 26.05
          Average                                                     $ 34.58   $ 25.93   $ 32.66 $ 28.48
  Natural gas (per mcf)
     U. S.                                                             $ 4.80    $ 4.64    $ 5.20  $ 5.25
     Canada                                                            $ 5.40    $ 5.13    $ 5.37  $ 5.40
          Average                                                      $ 4.88    $ 4.69    $ 5.23  $ 5.27
---------------------------------------------------------------------------------------------------------
North America Average Prices (including hedging activities) (b)
  Liquids (per barrel)
     U. S.                                                            $ 30.52   $ 26.41   $ 29.64 $ 28.49
     Canada                                                           $ 29.89   $ 23.52   $ 29.17 $ 26.05
          Average                                                     $ 30.38   $ 25.84   $ 29.54 $ 27.99
  Natural gas (per mcf)
     U. S.                                                             $ 4.53    $ 4.50    $ 5.34  $ 4.86
     Canada                                                            $ 5.08    $ 4.79    $ 5.06  $ 5.07
          Average                                                      $ 4.61    $ 4.53    $ 5.30  $ 4.89
---------------------------------------------------------------------------------------------------------

(a)Includes proportional interests in production of equity investees.
(b)Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.

OPERATING HIGHLIGHTS (CONTINUED)                                  For the Three Months For the Six Months
                                                                      Ended June 30,     Ended June 30,
                                                                   --------------------------------------
                                                                         2004      2003      2004   2003
---------------------------------------------------------------------------------------------------------
International Net Daily Production (c)
  Liquids  (thousand barrels)
     Asia                                                                  61        59        64     58
     Other (a)                                                             20        20        20     20
---------------------------------------------------------------------------------------------------------
          Total liquids                                                    81        79        84     78
  Natural gas - dry basis (million cubic feet)
     Asia                                                                 891       977       885    968
     Other (a)                                                             31        23        28     22
---------------------------------------------------------------------------------------------------------
          Total natural gas                                               922     1,000       913    990
International Average Prices (d)
  Liquids (per barrel)
     Asia                                                             $ 34.02   $ 24.77   $ 32.66 $ 27.06
     Other                                                            $ 36.01   $ 25.19   $ 34.30 $ 27.10
          Average                                                     $ 34.52   $ 24.90   $ 33.02 $ 27.07
  Natural gas (per mcf)
     Asia                                                              $ 3.02    $ 2.74    $ 2.99  $ 2.75
     Other                                                             $ 4.01    $ 4.60    $ 4.17  $ 4.38
          Average                                                      $ 3.03    $ 2.76    $ 3.01  $ 2.76
---------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
Worldwide Net Daily Production (a) (c)
  Liquids  (thousand barrels)                                             151       163       155     163
  Natural gas - dry basis (million cubic feet)                          1,516     1,805     1,508   1,823
  Barrels oil equivalent (thousands)                                      404       463       406     467
Worldwide Average Prices (excluding hedging activities) (b)
  Liquids (per barrel)                                                $ 34.55   $ 25.40   $ 32.86 $ 27.80
  Natural gas (per mcf)                                                $ 3.76    $ 3.60    $ 3.89  $ 3.88
Worldwide Average Prices (including hedging activities) (b)
  Liquids (per barrel)                                                $ 32.61   $ 25.36   $ 31.41 $ 27.54
  Natural gas (per mcf)                                                $ 3.65    $ 3.53    $ 3.92  $ 3.71
---------------------------------------------------------------------------------------------------------

(a)Includes proportional interests in production of equity investees.
(b)Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.
(c)International production is presented utilizing the economic interest method.
(d)International did not have any hedging activities.

                            BUSINESS SEGMENT RESULTS

See note 20 to the consolidated financial statements in Item 1 of this report for details to our reportable segments effective as of January 1, 2004, which are organized as follows:

Exploration and Production

We engage in oil and gas exploration, development and production worldwide. The results of this segment are discussed under the geographical breakdown of North America and International:

North America - Included in this category are the U.S. and Canada oil and gas operations.

         Second Quarter Results: After-tax earnings totaled $124 million in the second quarter of 2004 compared to $108 million for the same period a year ago, which was an increase of $16 million. Higher natural gas and liquids prices contributed $35 million in higher earnings in the second quarter of 2004 compared with the quarter a year ago. Lower amortization of exploratory leasehold costs in the second quarter of 2004 compared with the same period a year ago increased earnings by approximately $20 million. These positive factors were offset by lower natural gas and liquids production in the second quarter of 2004 compared with the same period a year ago, which reduced after-tax earnings by approximately $50 million. The current quarter results included a $23 million after-tax gain from the sale of certain of our exploratory mineral fee lands in the United States, while the second quarter of 2003 included a $20 million after-tax gain on the sale of our equity interest in Matador.

         Six Months Results: After-tax earnings totaled $249 million in the first six months of 2004 compared to $255 million for the same period a year ago, which was a decrease of $6 million. Lower natural gas and liquids production in the first six months of 2004 compared to the same period a year ago reduced after-tax earnings by approximately $115 million. This factor was partially offset by higher natural gas and liquids prices, which increased net earnings by approximately $55 million in the first six months of 2004 compared with the same period a year ago. In addition, exploration expenses and dry hole costs were lower in the first six months of 2004 compared with the same period a year ago, primarily due to lower amortization of exploratory leasehold costs and lower drilling activity, which increased net earnings by approximately $50 million.

         The first six months of 2004 also included the $23 million after-tax gain from the sale of certain of our exploratory mineral fee lands in the United States and a $15 million litigation settlement related to a previous asset sale. The six months results of 2003 included the $20 million after-tax gain on the sale of our equity interest in Matador.

International - Our International operations encompass oil and gas exploration and production activities outside of North America. Through our International subsidiaries, we operate or participate in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan, the Democratic Republic of Congo and Brazil.

         Second Quarter Results: After-tax earnings totaled $166 million in the second quarter of 2004 compared to $145 million in the second quarter of 2003. The increase was primarily due to higher liquids and natural gas prices, which increased net earnings by approximately $40 million and $10 million, respectively. These positive factors were partially offset by lower natural gas production principally from Myanmar and Indonesia, which reduced after-tax earnings by about $15 million. Higher dry hole costs reduced net earnings by approximately $15 million, primarily from Indonesia and Thailand.

         Six Months Results: After-tax earnings totaled $341 million in the first six months of 2004 compared to $287 million in the first six months of 2003. The increase was primarily due to higher liquids and natural gas prices, which increased net earnings by approximately $45 million and $25 million, respectively. Higher liquids production benefited the 2004 results by adding approximately $30 million to net earnings and was primarily due to the West Seno production in Indonesia. These positive factors were partially offset by lower natural gas production from Myanmar and Indonesia, which reduced after-tax earnings by approximately $25 million. Higher dry hole costs reduced net earnings by approximately $10 million, primarily from Indonesia and Thailand.

Midstream and Marketing

The Midstream and Marketing segment is comprised of our equity interests in certain petroleum pipeline companies, wholly-owned pipelines and terminals throughout the U.S., our North America gas storage business and the organization that markets the majority of our worldwide liquids production and North American natural gas production. In addition, the marketing organization conducts our trading activities involving hydrocarbon derivative instruments, for which hedge accounting is not used, to exploit anticipated opportunities arising from commodity price fluctuations. The marketing organization also purchases limited amounts of physical inventories for energy trading purposes when arbitrage opportunities arise. These commodity risk-management and trading activities are subject to internal restrictions, including value at risk limits, which measure our potential loss from likely changes in market prices.

         Second Quarter Results: Earnings from continuing operations totaled $18 million in the current quarter compared to $21 million in the second quarter of 2003. The results for the second quarter of 2004 reflect lower earnings from our North American gas storage business and lower results from our pipeline business.

         The segment's sales and operating revenues were $1.01 billion in the current quarter compared to $869 million in the same quarter a year ago. Included in these totals were sales from marketing activities totaling $851 million in the current quarter compared to $738 million in the same quarter a year ago, representing approximately 44 percent and 47 percent of our total sales and operating revenues for the second quarters of 2004 and 2003, respectively. The increase in sales from marketing activities was primarily due to higher international and domestic crude oil revenues, which was partially offset by lower domestic natural gas revenues attributable mainly to property sales in 2003.

         Six Months Results: Earnings from continuing operations totaled $41 million in the first six months of 2004 compared to $30 million in the same period a year ago. The higher 2004 results reflect gains from crude oil and natural gas trading activities, which were positively impacted by volatile commodity prices. This was partially offset by lower earnings from our North American gas storage business.

         The segment's sales and operating revenues were $2.0 billion in the first six months of 2004 compared to $1.93 billion in the same period a year ago. Included in these totals were sales from marketing activities totaling $1.68 billion in the current six month period compared to $1.66 billion in the same period a year ago, representing approximately 45 percent and 50 percent of our total sales and operating revenues for the 2004 and 2003 periods, respectively. The increase in sales from marketing activities was primarily due to higher international and domestic crude oil revenues, which was mostly offset by lower domestic natural gas revenues attributable mainly to property sales in 2003.

Geothermal

The Geothermal segment includes geothermal steam production for power generation, with operations in the Philippines and Indonesia. Geothermal activities also include the operation of geothermal steam-fired power plants in Indonesia and equity interests in gas-fired power plants in Thailand.

         Second Quarter Results: Earnings from continuing operations totaled $57 million in the current quarter compared to $7 million in the same period a year ago. The current quarter results included a $46 million gain from the settlement of the outstanding contract dispute in our Philippines operations (see "PGI Settlement" below for further detail). The remaining increase was primarily due to improved results from our operations at Gunung Salak on the island of Java, Indonesia. The second quarter of 2003 reflects lost generation and additional repair costs associated with damage caused by landslides at Gunung Salak.

         Six Months Results: Earnings from continuing operations totaled $94 million in the first six months of 2004 compared to $19 million in the same period a year ago. The 2004 results included the $46 million after-tax gain from the settlement of the outstanding contract dispute in our Philippines operations and the $21 million after-tax gain from the sale of our rights and interests in the Sarulla geothermal project on the island of Sumatra, Indonesia. The remaining increase was primarily due to improved results from our operations at Gunung Salak. The prior year's results reflect lost generation and additional repair costs associated with damage caused by landslides at Gunung Salak.

         PGI Settlement: Our Philippines Geothermal, Inc. ("PGI") subsidiary obtained in June 2004 final Philippine government and court approvals of a settlement for past contractual issues covering the ongoing operations of the steam resources at Tiwi and Mak-Ban on the island of Luzon. In July, PGI received the majority of all outstanding amounts owed by National Power Corporation and Power Sector Assets and Liabilities Management Corporation.

Corporate and Other

Corporate and Other includes general corporate overhead, miscellaneous operations (including real estate, carbon and mineral businesses), other corporate unallocated costs (including environmental and litigation expenses) and net interest expense.

         Second Quarter Results: The results for the current quarter were a loss of $83 million compared to a loss of $116 million in the same period a year ago. After-tax expenses for environmental and litigation matters for the current quarter were $15 million compared to $29 million in the same period a year ago. In the second quarter of 2004, we recorded a provision of $46 million pre-tax ($29 million after-tax) associated with the arbitration ruling regarding Agrium's Kenai, Alaska nitrogen-based fertilizer plant, and our obligations to supply natural gas to the plant. We also recorded a net tax benefit of $27 million for settlements and assessments with various taxing authorities. The current quarter benefited from a $1 million after-tax benefit from an adjustment to the 2003 company-wide restructuring plan, while the prior year quarter included a $17 million restructuring charge (see note 5 to the consolidated financial statements in Item 1 of this report).

         Six Months Results: The results for the first six months of 2004 were a loss of $177 million compared to a loss of $212 million in the same period a year ago. After-tax expenses for environmental and litigation matters for the six months of 2004 were $35 million compared to $46 million after-tax for the same period a year ago. In the six month period of 2004, we recorded the aforementioned provision of $29 million after-tax associated with the arbitration ruling regarding Agrium's Kenai, Alaska nitrogen-based fertilizer plant and the net tax benefit of $27 million for settlements and assessments with various taxing authorities. The first six months of 2004 included the $1 million after-tax benefit from the adjustment to the 2003 company-wide restructuring, which was originally recorded as a $17 million restructuring charge in the second quarter of 2003.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand totaled $939 million at June 30, 2004, up from $404 million at the end of 2003. Based on current commodity prices and current development projects, we expect cash generated from operating activities, asset sales and cash on hand in 2004 to be sufficient for the remainder of 2004 to cover our operating and capital spending requirements and to make expected dividend payments and to pay down debt. In addition, we believe that our available borrowing capacity is sufficient to enable us to meet any unanticipated cash requirements if needed. As of the date of this report, there are no material restrictions imposed by contracts or credit agreements that would limit the movement of cash between Unocal and its consolidated subsidiaries, equity investees or variable interest entities (including restrictions on the payment of dividends or distributions) or otherwise have a material impact on liquidity.

As announced on July 28, 2004, a program to spend up to $511 million in cash on hand began in the third quarter of 2004. We have already made a $100 million contribution to our U.S. pension plan on July 29, 2004. The remaining program, if completed in full, would also consist of (a) repurchasing up to $150 million of Unocal common stock from our previously announced and authorized $200 million repurchase program (of which only approximately $11 million has been expended to date) and (b) the redemption or other repurchase of up to 50 percent of the aggregate liquidation value of the outstanding 6-1/4% Trust Convertible Preferred Securities of the Trust (approximately $261 million).

Cash Flows from Operating Activities

Cash flows from operating activities, including working capital and other changes, were $1.13 billion for the first six months ended June 30, 2004, compared with $1.09 billion for the same period a year ago. The increase principally reflected the effects of higher worldwide commodity prices. The positive impact from higher prices was partially offset by the negative impact from lower North America production, compared to the same period a year ago. Changes in working capital during the first six months of 2004 reflect the receipt of $35 million relating to a federal income tax refund related to estimated payments for the 2003 tax year, the receipt of payment from the Indonesian government in settlement of disputed value added taxes we paid in prior years and the reduction in receivables from joint venture partners in the U.S. as a result of asset sales in 2003.

Asset Sales

Pre-tax proceeds from asset sales relating to continuing and discontinued operations were $278 million for the six months ended June 30, 2004. The current year included net proceeds of $176 million from the sale of certain of our mineral fee lands in the United States, $60 million from the sale of our rights and interests in the Sarulla geothermal project in Indonesia and $19 million from the sale of the Cal Ven Pipeline system in Canada. We also received approximately another $23 million from the sale of various properties, primarily in the Gulf of Mexico. Pre-tax proceeds from asset sales were $191 million for the six months ended June 30, 2003. We received $80 million from the 2003 sale of our equity interest in Matador. We also completed the sale of various properties in Canada, onshore U.S. and the Gulf of Mexico in the first half of 2003, which netted us approximately $105 million in proceeds.

Capital Expenditures and Other Investing Activities

Capital expenditures were $801 million for the first six months of 2004 compared with $917 million in the same period a year ago. This year's expenditures level primarily reflects lower development capital requirements in the Gulf of Mexico deepwater. Last year, capital expenditures in our Midstream and Marketing segment included the BTC pipeline project expenditures prior to its financing by the BTC Pipeline Company. In the first six months of 2004, capital expenditures included approximately $335 million for the development of undeveloped proved oil and gas reserves, primarily in Indonesia, Azerbaijan, Thailand and the deepwater Gulf of Mexico.

In the first six months of 2004, cash flows from investing activities included $52 million representing a return of capital from the completion of the BTC financing which closed in February 2004. The BTC Pipeline Company is financing up to 70 percent of the pipeline's cost. We have an 8.9 percent equity interest in the pipeline company.

Long-term Debt

During the first six months of 2004, we retired $173 million in 6.375% notes and paid down $20 million of medium-term notes that matured during the second quarter of 2004. In addition, we retired the remaining $24 million limited recourse loan balance under the AIOC Early Oil Project in the second quarter of 2004. We also made a $15 million principal payment on the variable rate portion of the Overseas Private Investment Corporation ("OPIC") Financing Agreement for the West Seno project in Indonesia, which is scheduled to mature in June 2009.

These decreases were partially offset by $40 million in new borrowing relating to Phase 1 development of the Azeri-Chirag-Gunashli structure in the Azerbaijan sector of the Caspian Sea, scheduled for repayment semiannually from June 2006 through December 2015 and $95 million drawn under two new loans from the OPIC Financing Agreement, both limited recourse loans, for the first phase of the West Seno project in Indonesia. One loan was drawn for $50 million and the other was drawn for $45 million, and they each carried fixed rates that were 3.61% and 4.78%, respectively. Principal payments on the $50 million loan are scheduled semiannually from June 2005 to December 2007, and on the $45 million loan payments are scheduled from June 2005 to June 2008.

Credit Facilities and Other Financing Sources

We have two primary credit facilities in place: a $400 million 364-day credit agreement, which is due to terminate on September 30, 2004, and a $600 million credit agreement, which is due to terminate on October 31, 2006. No borrowings were outstanding under either facility at June 30, 2004. Our ability to borrow under these facilities is subject to the accuracy of certain representations and warranties and the absence of any events of default that we believe are customary for such facilities. The agreements provide for the termination of the loan commitments and require the prepayment of all outstanding borrowings in the event that (1) any person or group becomes the beneficial owner of more than 30 percent of the then outstanding voting stock of Unocal other than in a transaction having the approval of Unocal's board of directors, at least a majority of which are continuing directors, or (2) if continuing directors shall cease to constitute at least a majority of the board. The agreements do not have drawdown restrictions or prepayment obligations in the event of a credit rating downgrade. Both agreements limit our total debt to total capitalization ratio to 70 percent (total capitalization is defined as total debt plus total equity, with the convertible junior subordinated debentures excluded from total debt and included as equity in the ratio calculation.) We are currently negotiating a $1 billion five-year credit facility to replace our existing $400 million and $600 million credit agreements.

In addition, we also have a $295 million Canadian dollar-denominated non-revolving credit facility with a variable rate of interest due to terminate on December 19, 2005. At June 30, 2004, the borrowing under the Canadian credit facility translated to $223 million, using the applicable foreign exchange rate.

In addition to our revolving credit facilities, we have historically relied on the commercial paper market and our accounts receivable securitization program to cover near-term borrowing requirements. At June 30, 2004, we had no outstanding balance under the accounts receivable securitization program. We also have in place a universal shelf registration statement as of June 30, 2004, with an unutilized balance of approximately $1.539 billion, which is available for the future issuance of other debt and/or equity securities depending on our needs and market conditions. From time to time, we may also look to fund some of our long-term projects using other financing sources, including multilateral and bilateral agencies.

Credit Ratings

Maintaining investment-grade credit ratings, that is "BBB- / Baa3" and above from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively, is a significant factor in our ability to raise short-term and long-term financing. As a result of our current investment grade ratings, we have access to both the commercial paper and bank loan markets. We currently have a BBB+ / Baa2 credit rating by Standard & Poor's and Moody's, respectively, and an A-2 / Prime-2 for our commercial paper ratings. Moody's and Standard & Poor's outlooks, as of the date of the filing of this report, remained stable for our long term debt and commercial paper ratings. We do not believe that we have a significant exposure to liquidity risk in the event of a credit rating downgrade.

Off-Balance Sheet Arrangements

We have a construction completion guarantee related to debt financing associated with our equity interest in the development of the BTC pipeline project. The maximum potential future payments under the guarantee are estimated to be $310 million. Extending guarantees to creditors allows the project to reduce its borrowing costs. We are not the primary beneficiary in this arrangement. See note 16 to the consolidated financial statements for a detailed discussion.

                              ENVIRONMENTAL MATTERS

We are committed to operating our business in a manner that is environmentally responsible. This commitment is fundamental to our core values. As part of this commitment, we have procedures in place to audit and monitor our environmental performance. In addition, we have implemented programs to identify and address environmental risks throughout our company.

Costs associated with identified and reasonably estimable environmental obligations have been accrued in a reserve for such obligations. At June 30, 2004, our reserves for environmental remediation obligations totaled $249 million, of which $117 million was included in current liabilities. During the first six month period of 2004, cash payments of $39 million were applied against the reserves and $36 million in provisions were added to the reserves. We may also incur additional liabilities at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to stages where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, we estimate that we could incur possible additional remediation costs aggregating approximately $210 million.

The reserve amounts and estimated possible additional costs are grouped into the following four categories:

                                                       At June 30, 2004
                                            ------------------------------------
                                                              Estimated Possible
Millions of dollars                           Reserve          Additional Costs
--------------------------------------------------------------------------------
Superfund and similar sites                 $ 16                       $ 15
Active Company facilities                     32                         30
Company facilities sold with retained
 liabilities and former
 Company-operated sites                       93                         80
Inactive or closed Company facilities        108                         85
--------------------------------------------------------------------------------
      Total                                $ 249                      $ 210
================================================================================

See notes 15 and 16 to the consolidated financial statements in Item 1 of this report for additional information on environmental related matters.

During the first six months of 2004, provisions of $23 million were recorded for the "Company facilities sold with retained liabilities and former
Company-operated sites" category. These provisions were primarily for approximately 200 sites where we had operated service stations, bulk plants or terminals. The provisions were based on new and revised cost estimates that were developed for these sites in the first six month of 2004.

We recorded provisions of $8 million during the first six months of 2004 for the "Active Company facilities" category of sites. The provisions were primarily for the estimated additional costs of the remedial investigation and feasibility study (RI/FS) that is continuing at a molybdenum mine located in Questa, New Mexico, which is owned by the Company's Molycorp, Inc. ("Molycorp") subsidiary. The estimated additional costs are based on an evaluation that Molycorp performed in the second quarter of 2004 of the remaining work that will be required to complete the RI/FS. Molycorp has been conducting the RI/FS cooperatively with the U.S. Environmental Protection Agency to determine what, if any, adverse impacts past mining operations may have had on the environment.

We accrued $4 million related to sites in the "Inactive or closed Company facilities" category during the first six months of 2004 primarily for our former refinery in Beaumont, Texas. A provision was recorded for the updated cost estimates to close impoundments used in the former operations at this site. In the first six months of 2004, final design work and related detailed cost estimates to close these impoundments were completed. We also received final approval of a permit for these projects from the Texas Commission on Environmental Quality.

In the first six months of 2004, estimated possible additional costs in excess of amounts included in the reserves for remediation obligations increased by $5 million. The increase was for sites in the "Company facilities sold with retained liabilities and former Company-operated sites" category. The higher costs were primarily for a former oil field in Michigan and for former service station sites at various locations. Estimated possible additional costs for the former Michigan oil field were increased for the cost of assessments and remediation that may need to be performed on certain areas within the site that may have been contaminated by the former oil field operation. These costs are based on an evaluation being performed at the site in 2004. Higher possible additional costs for the former service station sites are based on new and revised estimates of the upper end of remediation costs ranges that were developed during the first six months of 2004.

                               OPERATIONS OUTLOOK

The following operations outlook is based upon our current expectations and beliefs. These statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those described. Please see the cautionary statement under "Forward-Looking Statements" on page iii of this report.

We expect energy prices to remain volatile due to a variety of fundamental and market perception factors including variability of the weather on a year-to-year basis, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC, current and future worldwide political instability, especially events concerning Iraq, worldwide security and other factors. We have secured fixed price "hedges" to seek to mitigate some of that volatility, primarily relating to a portion of our 2004 and 2005 North America natural gas and crude oil production.

We believe the economic situation in Asia, where most of our international activity is centered, is becoming more positive. We look at the natural gas market in Asia as one of our major strategic investments.

Our current outlook for full-year 2004 production is about 400,000 BOE per day using a more conservative methodology than the prior estimate of 425,000 BOE per day. The new outlook includes lower volumes due to dispositions of producing assets in the United States and Brazil (4,000 BOE per day) and the impact of higher prices on PSCs (3,000 BOE per day). The new outlook also reflects infrastructure turnarounds and reduced performance at the West Seno field (8,000 BOE per day) plus other various factors (10,000 BOE per day).

Our current outlook of important 2004 operational activities is as follows:

Exploration and Production - North America

United States

o Two new deep water Gulf of Mexico developments are moving toward completion in 2004. The Mad Dog field (operated by BP p.l.c. "BP") is expected to come on stream in the second quarter of 2005. The K-2 field (operated by BP) is expected to come on stream late in the first quarter of 2005 or early in the second quarter of 2005. The estimate of initial net production is about 2,000 to 3,000 BOE/d from each field. We have a 15.6 percent working interest in Mad Dog and a 12.5 percent working interest in K-2.

o In July, the first appraisal well on the deep water Gulf of Mexico St. Malo discovery was completed on Walker Ridge Block 678. The well encountered more than 400 net feet of oil pay at depths greater than were encountered in the 2003 discovery well. We are currently evaluating the extensive test data conducted on the well. The evaluation will focus on productivity, additional appraisal operations and the viability of development options. We have a 28.75 percent working interest in the St. Malo discovery.

o We are currently drilling a deeper zone test on the Sardinia prospect on Keathley Canyon Block 681. Following Sardinia, we expect to drill a deeper zone test called the Sequoia prospect below our Mirage discovery. Other deep water Gulf of Mexico drilling activities expected include follow-up wells on our Puma discovery and a deep test under the Mad Dog structure operated by BP.

o In Alaska, first production from our Happy Valley discovery is planned for late 2004 upon completion of an extension of the Kenai Kachemak Pipeline. Other natural gas prospects in the southern Kenai Peninsula are targeted for exploration.

Exploration and Production - International

Asia

Thailand:

o Thailand's electricity market continues to grow at approximately 8 percent per annum. Additional supplies of natural gas to meet that growth have been constrained by pipeline capacity. Recent de-bottlenecking activities on the two existing pipelines in the Gulf of Thailand should allow us an opportunity for increased production in 2004 and 2005, prior to the expected completion of the third pipeline in 2006.

o Phase 2 development of the Pattani oil project is now underway. Upon expected completion late in the second quarter of 2005 or early in the third quarter of 2005, this project would add initially 7,000 BOE/d net and is expected to rise to about 15,000 BOE/d by the end of 2005.

o We anticipate signing final agreements in 2004 or 2005 to extend our existing natural gas sales agreements and expand contract quantities by 15 percent by 2006, and another 50 percent by 2010-2012.

o The Arthit field's natural gas sales agreement has been signed and development work is expected during 2004 with first production anticipated in 2006.

Indonesia:

o At the West Seno field, we expect to complete Phase 1 drilling activities by the end of 2004. In the fourth quarter, we expect to have a two week shut down to make repairs to processing equipment. There are currently 20 wells completed and gross production averaged 24,000 BOE/d in June. By the end of the year, 26 to 28 wells are expected to be on-line with an expected gross exit rate of between 25,000 and 35,000 BOE/d. Bids were recently opened for Phase 2 development, including offshore installation and tension leg platform fabrication. We believe that the bid results were unacceptably high. Accordingly, cost reduction options are being considered, and the construction period will extend beyond 2005.

o We are continuing to work on solidifying our development plans for the first deep water natural gas development project. Development will likely be around two major hubs. First production is expected in late 2007 from the Gendalo field where eight appraisal wells have been drilled to date. The second development project is expected to be the Ranggas-Gehem oil and gas complex where first production could come on-line in 2008.

o We expect exploration and appraisal drilling to continue in 2004 in the deep water Kutei Basin. This drilling activity will test new areas in recently awarded PSCs in the deep water.

Vietnam:

o We have recently signed a Heads of Agreement with PetroVietnam for natural gas development. We fulfilled our drilling commitments in the second quarter of 2004 and are continuing to work to bring Vietnam gas to market between 2008 and 2010.

China:

o The evaluation of our PSC areas in the Xihu Trough off the coast of Shanghai is in the process of being completed. Once the evaluation is complete, we will make a determination whether we will participate in the development program currently underway.

Bangladesh:

o Facility construction and development drilling on the Moulavi Bazar field is progressing. First production from Moulavi Bazar is expected late in the first quarter of 2005 or early in the second quarter of 2005. As a result of the commencement of this new field, our net production is expected to increase by 15,000 to 25,000 BOE/d over the remainder of 2005.

o We are currently negotiating for a third natural gas sales agreement in Bangladesh covering the Bibiyana field. We expect to conclude negotiations before year-end 2004. The Bibiyana field is capable of being developed in stages, which could provide Bangladesh with natural gas resources in the short, medium and long-term time frames.

Other International

Azerbaijan:

o Progress continues in 2004 on the development of the BP operated AIOC project. AIOC participant companies are reviewing Phase 3 and we expect sanctioning of Phase 3 by year-end 2004. Phase 3, which is the deepwater portion of the project, is the final phase of full field development. Gross production is expected to ramp up to more than 200 MBbl/d in 2005, rising to 700 MBbl/d in 2007 and over 1 million Bbl/d by 2009. We have a 10.28 percent working interest. In 2005, we expect additional net production from Phase 1 development to begin in the second quarter at around 6,000 BOE/d and end the year around 18,000 BOE/d.

Brazil:

o In July, we sold our 50 percent equity interest in a jointly held project company that owns UnoPaso Exploracao e Producao de Petroleo e Gas Ltda., a Brazilian exploration and production venture for $67 million plus possible future payments. The underlying assets sold represent net production of approximately 4.5 MBOE/d and represent our remaining oil and natural gas assets in Brazil. We expect to record an after-tax gain of $1 million in the third quarter of 2004.

Midstream and Marketing

In parallel with the AIOC field development work in Azerbaijan, the BTC pipeline is expected to be fully operational in the second half of 2005. The portions of the pipeline through Azerbaijan and Georgia are expected to be complete and ready for line-fill in the first quarter of 2005. The BTC pipeline will transport the crude oil from the AIOC field to the Turkish port of Ceyhan and will have a capacity of 1 million Bbl/d. Our interest in this pipeline is 8.9 percent.

Corporate and Other

On July 29, 2004, we made a voluntary pre-tax contribution of $100 million to our U.S. Qualified Retirement Plan. As a result of this contribution, we expect that the minimum pension liability for this plan at December 31, 2004, will be considerably reduced from the $91 million recorded at year-end 2003. In addition, we expect that mandated employer contributions to the plan will not be payable until 2009. However, less than expected future returns on plan assets or a decrease in the discount rate would impact the reduction in minimum pension liability and could accelerate the requirement to make cash contributions to the plan before 2009.

                            FUTURE ACCOUNTING CHANGES

See note 2 to the consolidated financial statements for information about recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risks, which may give rise to losses from adverse changes in market prices and rates. The primary market risks to which we are exposed are: (1) commodity prices, (2) interest rates and (3) foreign currency exchange rates.

Market risk generally represents the risk that losses may occur in the values of financial instruments as a result of changes in interest rates, foreign currency exchange rates and commodity prices. As part of our overall risk management strategies, we use derivative financial instruments to manage and seek to reduce risks associated with these factors. We also trade hydrocarbon derivative instruments, such as futures contracts, swaps and options to exploit anticipated opportunities arising from commodity price fluctuations. To the extent that we engage in hedging activities to seek to protect ourselves from commodity price volatility, we may be prevented from realizing the benefits of price increases above the levels of the hedges. In addition, speculative trading in hydrocarbon commodities and derivative instruments in connection with our risk management activities subjects us to additional risk.

We determine the fair values of our derivative financial instruments primarily based upon market quotes of exchange traded instruments. Most futures and options contracts are valued based upon direct exchange quotes or industry published price indices. Some instruments with longer maturity periods require financial modeling to accommodate calculations beyond the horizons of available exchange quotes. These models calculate values for outer periods using current exchange quotes (i.e., forward curve) and assumptions regarding interest rates, commodity and interest rate volatility and, in some cases, foreign currency exchange rates. While we feel that current exchange quotes and assumptions regarding interest rates and volatilities are appropriate factors to measure the fair value of our longer termed derivative instruments, other pricing assumptions or methodologies may lead to materially different results in some instances.

Commodity Price Risk - We are a producer, purchaser, marketer and trader of certain hydrocarbon commodities such as crude oil and condensate, natural gas and refined products and are subject to the associated price risks. We use hydrocarbon price-sensitive derivative instruments ("hydrocarbon derivatives"), such as futures contracts, swaps, collars and options to mitigate our overall exposure to fluctuations in hydrocarbon commodity prices. We may also enter into hydrocarbon derivatives to hedge contractual delivery commitments and future crude oil and natural gas production against price exposure. We also actively trade hydrocarbon derivatives, primarily exchange regulated futures and options contracts, subject to internal policy limitations.

We use a variance-covariance value at risk model to assess the market risk of our hydrocarbon derivatives. Value at risk represents the potential loss in fair value we would experience on our hydrocarbon derivatives, using calculated volatilities and correlations over a specified time period with a given confidence level. Our risk model is based upon current market data and uses a three-day time interval with a 97.5 percent confidence level. The model includes offsetting physical positions for any existing hydrocarbon derivatives related to our fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes our net interests in our subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon our risk model, the value at risk related to hydrocarbon derivatives held for hedging purposes was approximately $22 million at June 30, 2004. The value at risk related to hydrocarbon derivatives held for non-hedging purposes was immaterial at June 30, 2004. See "Hydrocarbon Derivatives Tables."

Interest Rate Risk - From time to time, we temporarily invest our excess cash in short-term interest-bearing securities issued by high-quality issuers. Our policies limit the amount of investment in securities of any one financial institution. Due to the short time the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to us. Our primary market risk exposure to changes in interest rates relates to our long-term debt obligations. We manage our exposure to changing interest rates principally with a combination of fixed and floating rate debt. Interest rate risk sensitive derivative financial instruments, such as swaps or options may also be used depending upon market conditions.

We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at June 30, 2004. Assuming a ten percent decrease in our weighted average borrowing costs at June 30, 2004, the potential increase in the fair value of our debt obligations and associated interest rate derivative instruments, including the debt obligations and associated interest rate derivative instruments of our subsidiaries, would have been approximately $93 million at June 30, 2004.

Foreign Exchange Rate Risk - We conduct business in various parts of the world and in various foreign currencies. To limit our foreign currency exchange rate risk related to operating income, foreign sales agreements generally contain price provisions designed to insulate our sales revenues against adverse foreign currency exchange rates. In most countries, energy products are valued and sold in U.S. dollars and foreign currency operating cost exposures have not been significant. In other countries, we are paid for product deliveries in local currencies but at prices indexed to the U.S. dollar. These funds, less amounts retained for operating costs, are converted to U.S. dollars as soon as practicable. Our Canadian subsidiaries are paid in Canadian dollars for their crude oil and natural gas sales and have outstanding Canadian-dollar denominated debt.

From time to time, we may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to our foreign currency debt or other obligations. At June 30, 2004, we had various foreign currency forward contracts outstanding related to operations in Thailand and the Netherlands. We evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding foreign currency swaps, forward contracts and foreign-currency denominated debt. Assuming an adverse change of ten percent in foreign exchange rates at June 30, 2004, the potential decrease in fair value of the foreign currency swaps, foreign currency forward contracts and foreign-currency denominated debt for us would have been approximately $30 million at June 30, 2004.

Hydrocarbon Derivatives Tables - The following tables set forth the future volumes and price ranges of hydrocarbon derivatives we held at June 30, 2004, along with the fair values of those instruments.

               Open Hydrocarbon Hedging Derivative Instruments (a)

                                                                                                              (Thousands of dollars)
                                                       2004            2005         2006        2007-2008          Fair Value Asset
                                                                                                                  (Liability) (b)(c)
-----------------------------------------------------------------------------------------------------------------------------------
Natural Gas Futures Positions
        Volume (MMBtu)                              1,220,000         30,000             -              -                $   1,996
        Average price, per MMBtu                       $ 4.59         $ 5.01
        Volume (MMBtu)                             (3,490,000)                                                           $    (397)
        Average price, per MMBtu                       $ 6.22
-----------------------------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
     Pay fixed price
        Volume (MMBtu)                              9,096,000     11,393,000     7,218,000     14,459,000                $ 110,604
         Average swap price, per MMBtu                 $ 3.85         $ 3.45        $ 2.42         $ 2.50

     Receive fixed price
        Volume (MMBtu)                             38,240,000      3,650,000             -              -                $ (26,138)
        Average swap price, per MMBtu                  $ 5.73         $ 6.31
-----------------------------------------------------------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
        Volume (MMBtu)                                710,000              -             -              -                $      63
        Average price received, per MMBtu              $ 5.70
        Average price paid, per MMBtu                  $ 5.69
-----------------------------------------------------------------------------------------------------------------------------------
Crude Oil Future position
        Volume (Bbls)                              (2,020,000)             -             -              -                $  (4,630)
        Average price, per Bbl                        $ 36.39
-----------------------------------------------------------------------------------------------------------------------------------
Crude Oil Collar Positions
        Volume (Bbls)                                 360,000              -             -              -                $  (4,074)
        Average ceiling price, per Bbl                $ 28.40
        Average floor price, per Bbl                  $ 24.00
===================================================================================================================================

(a) Futures positions reflect long (short) volumes.
(b) Net claims against counterparties with non-investment grade credit ratings are immaterial.
(c) Includes $1,878 thousand in assumed liabilities which were capitalized as acquisition costs.

             Open Hydrocarbon Non-Hedging Derivative Instruments (a)
                                                                                                        (Thousands of dollars)
                                                       2004            2005         2006            Fair Value Asset (Liability) (b)
---------------------------------------------------------------- --------------- -------------- ------------------------------------
Natural Gas Futures Positions
          Volume (MMBtu)                                    -              -               -                  $      -
          Average price, per MMBtu                        $ -
          Volume (MMBtu)                             (940,000)             -               -                  $ (1,333)
          Average price, per MMBtu                     $ 5.64
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
       Pay fixed price
          Volume (MMBtu)                            6,202,500      1,400,000               -                  $  6,413
           Average swap price, per MMBtu               $ 5.42         $ 5.92
       Receive fixed price
          Volume (MMBtu)                            5,455,988      1,400,000               -                  $ (6,862)
          Average swap price, per MMBtu                $ 5.29         $ 5.90
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Spread Swap Positions
          Volume (MMBtu)                           19,735,000     21,930,000       1,800,000                  $  1,741
          Average price paid, per MMBtu                $ 0.50         $ 0.73          $ 1.08
          Volume (MMBtu)                           20,500,000     20,710,000               -                  $ (1,536)
          Average price received, per MMBtu            $ 0.51         $ 0.71
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Option (Listed & OTC)
          Call Volume -Buy-(MMBtu)                  1,000,000              -               -                  $   (614)
          Average Call price                           $ 6.75
          Call Volume -Sell-(MMBtu)                 2,000,000              -               -                  $    558
          Average Call price                          $ 6.65
          Put Volume -Buy-(MMBtu)                   3,340,000              -               -                  $ (1,097)
          Average Put Price                            $ 4.71
          Put Volume -Sell-(MMBtu)                  6,360,000              -               -                  $     69
          Average Put Price                            $ 5.24
------------------------------------------------------------------------------------------------------------------------------------
Natural Gas Spread Option (Over the Counter)
       NYMEX / IFERC (c)
          Call Volume (MMBtu)                               -                                                     $ -
          Average Strike price                            $ -
          Put Volume (MMBtu)                                -      1,000,000                                    $ 628
          Average Strike price                            $ -         $ 0.50
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Future position
          Volume (Bbls)                             3,410,000        200,000               -                  $  5,350
          Average price, per Bbl                      $ 36.20        $ 29.92
          Volume (Bbls)                            (3,210,000)      (400,000)              -                  $ (7,742)
          Average price, per Bbl                      $ 36.11        $ 30.45
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Option (Listed & OTC)
          Call Volumes -Buy-(Bbls)                    400,000              -               -                  $    (57)
          Average price, per Bbl                      $ 44.25
          Call Volumes -Sell-(Bbls)                   500,000              -               -                  $    330
          Average price, per Bbl                      $ 45.10
          Put Volume -Buy-(Bbls)                      200,000              -               -                  $    (12)
          Average price, per Bbl                      $ 36.00
          Put Volume -Sell-(Bbls)                     660,000              -               -                  $    563
          Average price, per Bbl                      $ 27.27
------------------------------------------------------------------------------------------------------------------------------------
Crude Oil Swap Positions
       Pay fixed price
          Volume (Bbls)                             6,086,304        915,920          38,640                  $ 39,746
          Average swap price, per Bbl                 $ 33.10        $ 27.61         $ 29.35
       Receive fixed price
          Volume (Bbls)                             5,781,324      1,217,044          37,496                  $(38,375)
          Average swap price, per Bbl                 $ 33.10        $ 28.00         $ 27.28
====================================================================================================================================

(a) Futures positions reflect long (short) volumes.
(b) Includes $2,233 thousand net claims against counterparties with non-investment grade credit ratings.
(c) Prices quoted from the New York Mercantile Exchange (NYMEX) and Inside FERC Gas Report (IFERC).

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is processed, recorded, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded, as of that time, that our disclosure controls and procedures were effective.

Internal Controls

         Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules thereunder will require us to include an internal control report with our 2004 Annual Report on Form 10-K. The internal control report must assert, among other things, (i) management's responsibilities to establish and maintain adequate internal control over financial reporting and (ii) management's assessment of the effectiveness of this internal control as of the end of the most recent fiscal year. Our independent registered public accounting firm will be required to audit, and report on, these assertions. Our management has formed a steering committee and adopted a detailed project work plan to assess the adequacy of our internal controls, remediate any control weaknesses that may be identified and validate through testing that controls are functioning as documented. There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

See the information with respect to certain legal proceedings pending or threatened against Unocal previously reported in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, and in Item 1 of
Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. The following is incorporated by reference: the information regarding the environmental remediation reserve and possible additional remediation costs in notes 15 and 16 to the consolidated financial statements in
Item 1 of Part I of this report; the discussion of such amounts in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I; and the information regarding certain litigation and claims, tax matters and other contingent liabilities in note 16 to the consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The following table shows information regarding repurchases we made of our shares of common stock during the second quarter of 2004:

----------------------------------------------------------------------------------------------------------------------------
                                                                      Total Number of
                                                                          Shares
                                                   Total               Purchased as
                                                 Number of            Part of Publicly          Maximum Dollar Value of
                                                   Shares    Average     Announced               Shares That May Yet Be
                                                 Purchased  Price Paid    Plans or                Purchased Under the
           Period                                   (1)      per share    Programs                Plans or Progrmas (2)
----------------------------------------------------------------------------------------------------------------------------
April 1 through April 30, 2004                      28,324    $37.78             None                 $189,000,000
----------------------------------------------------------------------------------------------------------------------------
May 1 through May 31, 2004                          30,706    $35.98             None                 $189,000,000
----------------------------------------------------------------------------------------------------------------------------
June 1 through June 30, 2004                        49,469    $36.21             None                 $189,000,000
----------------------------------------------------------------------------------------------------------------------------
  Total                                            108,499    $36.55             None                 $189,000,000
----------------------------------------------------------------------------------------------------------------------------

1. During the second quarter, we cancelled 13,662 shares repurchased for the payment of withholding taxes due on restricted stock that vested under various employee restricted stock plans.

     During the second quarter, we purchased 94,837 shares in the open market and distributed these shares to employee participants in Unocal's savings plans, which are defined contribution plans with 401(k) features.

2. In December 1996, the Board of Directors authorized the repurchase of $400 million of our common stock. In January 1998, the Board extended the stock repurchase program, increasing the authorized amount by $200 million. There is no expiration date to the repurchase program. A balance of approximately $189 million remains for additional purchases. We expect to complete our previously announced buyback program for up to $150 million of this $189 million balance by the end of 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2004 annual meeting of stockholders was held on May 24, 2004. The following actions were taken by our stockholders at the annual meeting, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934:

1. The three nominees proposed by our board of directors were elected as directors by the following votes for three-year terms expiring at the 2007 annual meeting of stockholders, or until their successors are duly elected and qualified:

                Name                         Votes For           Votes Withheld

         Richard D. McCormick               235,792,241             3,373,105
         Marina v.N. Whitman                234,355,351             4,809,995
         Charles R. Williamson              231,857,993             7,307,353

2. A proposal to ratify the appointment of PricewaterhouseCoopers LLP as Unocal's independent auditors for 2004 was passed by a vote of 234,111,927 (97.89%) for versus 3,424,384 (1.43%) against and 1,629,035
         (0.68%) abstentions.

3. A proposal to approve the 2004 Management Incentive Program was passed by a vote of 177,490,814 (81.82%) for versus 36,985,863 (17.05%)
         against and 2,456,313 (1.13%) abstentions. There were 22,232,357 broker non-votes.

4. A proposal to approve the 2004 Directors' Deferred Compensation and Restricted Stock Unit Award Plan was passed by a vote of 201,235,643 (92.76%) for versus 13,196,432 (6.09%) against and 2,500,913 (1.15%)
         abstentions. There were 22,232,359 broker non-votes.

5. A stockholder proposal requiring the Chairman of the Board not to serve concurrently as the Chief Executive Officer was withdrawn by the proponent and no vote was taken on that item.

6. A stockholder proposal to request the board of directors' compensation committee to utilize performance and time-based restricted share programs in lieu of stock options failed to pass, with a vote of 12,123,022 (5.59%) for versus 202,053,473 (93.14%) against and
         2,756,492 (1.27%) abstentions. There were 22,232,360 broker non-votes.

7. A stockholder proposal to establish an office of the board of directors for communications on corporate governance matters failed to pass, with a vote of 44,257,798 (20.40%) for versus 169,139,423 (77.97%) against and 3,535,768 (1.63%) abstentions. There were 22,232,358 broker non-votes.

8. A stockholder proposal to request the board of directors to produce a report to the stockholders on how Unocal is responding to rising regulatory, competitive, and public pressure to significantly reduce carbon dioxide and other greenhouse gas emissions failed to pass, with a vote of 13,458,481 (6.20%) for versus 186,490,209 (85.97%) against and 16,984,300 (7.83%) abstentions. There were 22,232,356 broker non-votes.

ITEM 5.  OTHER INFORMATION.

On July 21, 2004, we announced the hiring of Joseph H. Bryant as Unocal's president and chief operating officer, effective September 1, 2004. Mr. Bryant comes to Unocal with more than 27 years of experience in the industry, both domestic and international. Since 2000, Mr. Bryant has been president of BP Angola, one of BP's largest exploration and development operations. From 1997-2000, Mr. Bryant was president, Amoco Canada, and subsequently was named president, BP Canada.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The Exhibit Index on page 54 of this report lists the exhibits that are filed or furnished, as applicable, as part of this report.

         (b) Reports on Form 8-K filed or furnished during the second quarter of 2004:

               (1) Current Report on Form 8-K, dated and furnished April 28, 2004, for the purpose of reporting, under Items 9 and 12, our first quarter 2004 earnings and related information.

               (2) Current Report on Form 8-K, dated and filed May 25, 2004, for the purpose of reporting under Items 5 and 7, the final voting results from our 2004 annual meeting of stockholders.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   UNOCAL CORPORATION
                                                       (Registrant)


Dated:  August 5, 2004                         By:     /s/JOE D. CECIL
                                                  ------------------------------
                                                       Joe D. Cecil
                                                  Vice President and Comptroller
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)

                                  EXHIBIT INDEX

3. Bylaws of Unocal, as amended through May 24, 2004 and currently in effect (incorporated by reference to Exhibit 4.2 to Unocal's Registration Statement on Form S-8 filed June 7, 2004, File No. 333-116238).

10.1 2004 Directors' Deferred Compensation and Restricted Stock Unit Award Plan (amended and restated effective as of May 24, 2004).

10.2 2004 Management Incentive Program (amended and restated effective as of July 28, 2004).

10.3 Employment Agreement, effective as of July 20, 2004, by and between Unocal and Joseph H. Bryant.

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the six months ended June 30, 2004 and 2003.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the six months ended June 30, 2004 and 2003.

31.1 Chief Executive Officer certifications pursuant to Exchange Act Rule 13a-14(a).

31.2 Chief Financial Officer certifications pursuant to Exchange Act Rule 13a-14(a).

32       Furnished Certifications Pursuant to Exchange Act Rule 13a-14(b).


Copies of exhibits will be furnished upon request. Requests should be addressed to the Corporate Secretary.