Form 10-Q
period 2005-03-31
UNOCAL CORP
filed 2005-05-05
CIK 716039

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 2005
                                     --------------------

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

Number of shares of common stock, $1.00 par value, outstanding as of April 29, 2005: 271,781,763

                               UNOCAL CORPORATION


                                TABLE OF CONTENTS


                                                                            PAGE

GLOSSARY                                                                      i

FORWARD-LOOKING STATEMENTS                                                   iii

PART I.  FINANCIAL INFORMATION

   Item 1.     Financial Statements.
                    Consolidated Earnings                                     1
                    Consolidated Balance Sheets                               2
                    Consolidated Cash Flows                                   3
                    Notes to Consolidated Financial Statements                4

   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                          27

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk.   39


   Item 4.     Controls and Procedures.                                      42

PART II.  OTHER INFORMATION

   Item 1.     Legal Proceedings.                                            43

   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.  43

   Item 6.     Exhibits.                                                     44

SIGNATURE                                                                    45

                                    GLOSSARY

Below are definitions of certain common industry terms that may be used in this Form 10-Q:
M            Thousand                    Bbl          Barrels
MM           Million                     Cf/d         Cubic feet per day
B            Billion                     Cfe/d        Cubic feet of gas
T            Trillion                                 equivalent per day
                                         Btu          British thermal units
CF           Cubic feet                  DD&A         Depreciation, depletion
                                                      and amortization
BOE          Barrels of oil equivalent   NGLs         Natural gas liquids
Liquids      Crude oil, condensate
             and NGLs
Bbl/d        Barrels per day

o API gravity is a measurement of the gravity (density) of crude oil and other liquid hydrocarbons by a system recommended by the American Petroleum Institute ("API"). The measuring scale is calibrated in terms of "API degrees." The higher the API gravity, the lighter the crude oil.

o Bilateral institution refers to a country specific institution that lends funds primarily to promote the export of goods from that country. Examples of bilateral institutions are Ex-Im (U.S.), Hermes (Germany), SACE (Italy), COFACE (France), and JBIC (Japan).

o BOE is a term used to quantify crude oil and natural gas amounts using a standard measurement. Natural gas volumes are converted to barrels of oil equivalent on the basis of 6,000 cubic feet of natural gas equals one barrel of oil equivalent.

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

o Floating Production, Storage and Offloading ("FPSO") technology refers to the use of a vessel that is stationed above or near an offshore field. Produced fluids are brought by flowlines to the vessel where they are separated, or treated, or stored and then offloaded to another vessel or pipeline for transportation.

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

o Natural Gas Liquids ("NGLs") are primarily ethane, propane, butane and natural gasolines, which can be extracted from wet natural gas and become liquid under various combinations of increasing pressure and lower temperature.

o Net acreage and net oil and gas wells are obtained by multiplying gross acreage and gross oil and gas wells by our working interest percentage in the properties.

o Net pay is the amount of oil or gas saturated rock capable of producing oil or gas.

o Net working interest is a working interest after deducting royalties and other economic interests payable to third parties. Our net working interest may vary over time due to changes in commodity prices, costs and other factors.

o    OPEC is the abbreviation for Organization of Petroleum Exporting Countries.

o Producible well is a well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of production exceed production expenses and taxes.

o Production Sharing Contract ("PSC") is a contractual agreement between us and a host government whereby we, acting as contractor, bear exploration, development and production costs in return for an agreed upon share of the proceeds from the sale of production.

o Prospective acreage is lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of crude oil and natural gas.

o Proved acreage is acreage that is allocated to producing wells or wells capable of production or to acreage that is being developed.

o Reservoir is a porous and permeable underground formation containing crude oil and/or natural gas enclosed or surrounded by layers of less permeable rock and is individual and separate from other reservoirs.

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

o Working Interest ("WI") is the percentage of ownership we have in a joint venture, partnership, consortium, project or acreage. Our working interest does not necessarily equal our share of revenues or production. See "Net working interest" definition above.

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

                           FORWARD-LOOKING STATEMENTS

         This cautionary note is provided pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are included in this report and may be included in other public filings, press releases, our website and oral and written presentations by management. Statements other than historical facts are forward-looking and may be identified by words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "forecasts," "could," "will" and words of similar meaning. Examples of these types of statements include those regarding:

o the anticipated consummation of our merger with ChevronTexaco,
o assessments of hydrocarbon formations and potential resources,
o exploration, development and other plans for future operations,
o production rates, timing and costs and sales volumes and prices,
o revenues, earnings, cash flows, liabilities, capital expenditures and other financial measures,
o anticipated liquidity,
o the amount and timing of environmental and other contingent liabilities, and
o other statements regarding future events, conditions or outcomes.

         Although these statements are based upon our current expectations and beliefs, they are subject to known and unknown risks and uncertainties that could cause actual results and outcomes to differ materially from those described in, or implied by, the forward-looking statements. In that event, our business, financial condition, results of operations or liquidity could be materially adversely affected and investors in our securities could lose part or all of their investments. These risks and uncertainties include, for example:

o whether the pending merger with ChevronTexaco will be completed and the effects on us in the event that it is not completed,
o volatility in commodity prices,
o our ability to find or acquire commercially productive reservoirs and to develop and produce deepwater and other projects in a timely and cost-effective manner,
o the accuracy of our estimates and judgments regarding hydrocarbon resources and formations and reservoir performance,
o operational risks inherent in the exploration, development and production of oil and gas,
o the impact of environmental laws, permitting and licensing requirements and other regulations,
o international and domestic political and economic factors, and
o other factors discussed in our Risk Factors section in Part II, Item 7 of our 2004 Annual Report on Form 10-K.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED EARNINGS (UNAUDITED)                             UNOCAL CORPORATION

                                                          For the Three Months
                                                             Ended March 31,
                                                        ------------------------
Millions of dollars except per share amounts              2005             2004
--------------------------------------------------------------------------------
Revenues
Sales and operating revenues (a) (see note 3)          $ 2,157          $ 1,821
Interest, dividends and miscellaneous income                 9               11
Gain on sales of assets (see note 4)                        20               44
--------------------------------------------------------------------------------
      Total revenues                                     2,186            1,876
Costs and other deductions
Crude oil, natural gas and product purchases (a)           754              744
Operating expense                                          307              281
Administrative and general expense                          78               63
Depreciation, depletion and amortization                   276              232
Impairments                                                  -                5
Dry hole costs                                              20               25
Exploration expense (see note 3)                            38               50
Interest expense (see note 3)                               33               41
Property and other operating taxes                          21               20
--------------------------------------------------------------------------------
      Total costs and other deductions                   1,527            1,461
Earnings from equity investments                            39               37
--------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests                   698              452
--------------------------------------------------------------------------------
Income taxes                                               247              180
Minority interests                                           2                5
--------------------------------------------------------------------------------
Earnings from continuing operations                        449              267
Earnings from discontinued operations (b)                    5                2
--------------------------------------------------------------------------------
      Net earnings                                     $   454          $   269
================================================================================
Basic earnings per share of common stock (c)
      Continuing operations                            $  1.66          $  1.02
      Discontinued operations                             0.02             0.01
--------------------------------------------------------------------------------
      Net earnings                                     $  1.68          $  1.03
================================================================================
Diluted earnings per share of common stock (d)
      Continuing operations                            $  1.64          $  0.99
      Discontinued operations                             0.02             0.01
--------------------------------------------------------------------------------
      Net earnings                                     $  1.66          $  1.00
================================================================================
Cash dividends declared per share of common stock      $  0.20          $  0.20
--------------------------------------------------------------------------------

(a)  Includes crude oil buy/sell transactions
        settled in cash of:                            $   163          $   252
(b)  Net of tax (benefit)                              $     4          $     1
(c)  Basic weighted average shares outstanding
        (in thousands)                                 270,445          261,974
(d)  Diluted weighted average shares outstanding
        (in thousands)                                 273,270          276,889

               See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS                                   UNOCAL CORPORATION

                                                 At March 31,    At December 31,
                                                 -------------------------------
Millions of dollars                                  2005 (a)              2004
--------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents (see note 9)             $  1,683           $  1,160
 Accounts and notes receivable - net (see note 3)      1,448              1,423
 Inventories (see note 3)                                142                220
 Deferred income taxes                                    75                 88
 Other current assets                                     49                 39
--------------------------------------------------------------------------------
      Total current assets                             3,397              2,930
Investments and long-term
 receivables - net (see note 3)                          717                777
Properties - net (see note 3)                          8,916              8,819
Goodwill                                                 135                136
Deferred income taxes                                    311                272
Other assets                                             214                167
--------------------------------------------------------------------------------
      Total assets                                  $ 13,690           $ 13,101
================================================================================
Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable                                   $  1,219           $  1,298
 Taxes payable                                           535                410
 Dividends payable                                        54                 53
 Interest payable                                         48                 38
 Current portion of environmental
  liabilities (see note 15)                              114                109
 Current portion of long-term debt and
  capital leases (see note 13)                           428                491
 Other current liabilities                               257                182
--------------------------------------------------------------------------------
      Total current liabilities                        2,655              2,581
Long-term debt and capital leases (see note 13)        2,302              2,571
Deferred income taxes                                    849                839
Accrued abandonment, restoration and
 environmental liabilities (see note 15)                 900                897
Other deferred credits and liabilities                 1,078                969
Minority interests                                        28                 27

Commitments and contingencies - (see note 16)

Common stock ($1 par value, shares authorized:
 750,000,000 (b))                                        288                280
Capital in excess of par value                         1,651              1,304
Unearned portion of restricted stock issued              (39)               (23)
Retained earnings                                      4,854              4,453
Accumulated other comprehensive income                  (239)              (160)
Notes receivable - key employees                          (3)                (3)
Treasury stock - at cost  (c)                           (634)              (634)
--------------------------------------------------------------------------------
      Total stockholders' equity                       5,878              5,217
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity    $ 13,690           $ 13,101
================================================================================

(a)  Unaudited
(b)  Number of shares outstanding (in thousands)     271,655            263,190
(c)  Number of shares (in thousands)                  16,538             16,538

               See Notes to the Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS (UNAUDITED)                           UNOCAL CORPORATION

                                                          For the Three Months
                                                             Ended March 31,
                                                       -------------------------
Millions of dollars                                       2005             2004
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net earnings                                           $   454            $ 269
Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization             276              232
      Impairments                                            -                5
      Dry hole costs                                        20               25
      Amortization of exploratory leasehold costs           14               16
      Deferred income taxes                                 43               28
      Gain on sales of assets                              (20)             (44)
      Gain on disposal of discontinued operations           (4)               -
      Pension expense net of contributions                  24               23
      Other                                                 (4)             (13)
Working capital and other changes related to operations
     Accounts and notes receivable                         (25)              72
     Inventories                                            78               31
     Accounts payable                                      (79)              29
     Taxes payable                                         125              106
     Other                                                   6              (29)
--------------------------------------------------------------------------------
            Net cash provided by operating activities      908              750
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
   Capital expenditures (includes dry hole costs)         (419)            (360)
   Proceeds from sales of assets                            96               72
   Return of capital from affiliate company                  -               52
--------------------------------------------------------------------------------
            Net cash used in investing activities         (323)            (236)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Long-term borrowings                                      -               40
   Reduction of long-term debt and
     capital lease obligations                            (102)            (197)
   Minority interests                                       (2)               -
   Repurchases of common stock                               -              (20)
   Proceeds from issuance of common stock                   95               51
   Dividends paid on common stock                          (53)             (52)
   Loans to key employees                                    -               20
--------------------------------------------------------------------------------
         Net cash used in financing activities             (62)            (158)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                  523              356
--------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year           1,160              404
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $ 1,683            $ 760
================================================================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest (net of amount capitalized)               $  21            $  33
      Income taxes (net of refunds)                      $  83            $   6

               See Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   General

The consolidated financial statements included in this report are unaudited and, in the opinion of our management, include all adjustments necessary for a fair presentation of our financial position and results of operations. All adjustments are of a normal recurring nature.

Certain notes and other information have been condensed or omitted from these interim financial statements in accordance with the Securities and Exchange Commission ("SEC") disclosure requirements for Form 10-Q. Therefore, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes filed with the SEC in our 2004 Annual Report on Form 10-K ("2004 10-K").

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

Results for the three months ended March 31, 2005, are not necessarily indicative of future financial results.

The financial statements of the prior periods have been reclassified to conform to the 2005 presentation.

2.   Accounting Changes and New Accounting Pronouncements

Emerging Issues Task Force ("EITF") Issue 04-9 and Financial Accounting Standards Board ("FASB") Staff Position ("FSP") FAS 19-1: Statement of Financial Accounting Standards ("SFAS") No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" requires the cost of drilling an exploratory well to be capitalized pending determination of whether the well has found proved reserves. If this determination cannot be made at the conclusion of drilling, SFAS No. 19 sets out additional requirements for continuing to carry the cost of the well as an asset. These requirements include firm plans for further drilling and a one-year time limitation on continued capitalization in certain instances. The EITF in their discussions of this issue noted that as a result of the increasing complexity of oil and gas projects due to drilling in remote and deepwater offshore locations, companies increasingly require more than one year to complete all of the activities that permit recognition of proved reserves. Furthermore, because of new technologies, additional exploratory wells may no longer be required before a project can commence. EITF Issue 04-9, "Accounting for Suspended Well Costs," sought to determine whether SFAS No. 19 should be clarified to recognize the industry changes that have taken place in the past quarter century. This issue was discussed by the EITF and it was determined that a formal amendment to SFAS No. 19 would be required if the FASB concurs with broadening the requirements for continued capitalization of exploratory well costs. In April 2005, the FASB issued FSP FAS 19-1, which we adopted effective January 1, 2005. This FSP amends SFAS No. 19 to allow continued capitalization when (a) the well has found a sufficient quantity of reserves to justify proceeding with the project plan and (b) the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project which may include more than one exploratory well if the reserves are intended to be extracted in a single integrated operation. The FSP also requires increased disclosures, which are presented in note 11. Adoption of this rule did not impact our consolidated earnings in the first quarter of 2005. If this FSP had been applied to 2004, it would not have had a material effect on our earnings for that year.

American Jobs Creation Act: The American Jobs Creation Act of 2004 (the "Act") was signed into law by the U.S. President on October 22, 2004. The Act contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, which will be phased in from 2005 through 2010. Under the guidance in FSP FAS 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," the deduction will be reported in the period in which the deduction is claimed on our tax return. Based on current earnings levels, we estimate the increase in net earnings generated by this deduction will be in the range of zero to $5 million in both calendar years 2005 and 2006 and in the range of zero to $20 million per year by the end of the phase-in period in 2010.

The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Because we incur a foreign tax rate in excess of the 35 percent U.S. federal income tax rate, we do not pay incremental federal income tax on our foreign earnings due to excess foreign tax credits. Therefore, we do not anticipate repatriating higher amounts of foreign earnings under the Act since any such repatriations would not reduce federal income taxes. In addition, this Act includes changes in the carryback and carryforward utilization periods for foreign tax credits.

SFAS No. 151: In 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4," which is effective for inventory costs incurred after December 31, 2005. This statement requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as provided in Chapter 4 of ARB No. 43. In addition, this statement requires that fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. Adoption of this pronouncement is not expected to have a significant impact on either our earnings or consolidated balance sheet.

SFAS No. 123 (revised 2004): In 2004, the FASB issued SFAS No. 123 (revised
2004) "Share-Based Payment," an amendment of FASB Statement Nos. 123 and 95, which is effective January 1, 2006. This pronouncement requires the fair value method to account for share-based awards and potentially increases the number of grants considered liability awards. In addition to more disclosures and a change in reporting the cash flows of certain stock option excess realized income tax benefits, it also requires liability awards to be reported at fair value rather than intrinsic value. Equity awards will continue to be recorded at grant-date fair value and recognized over the vesting period. Liability awards will be reported at fair value until settlement or expiration. Because we commenced in 2003 to prospectively expense new stock option grants, this standard is not expected to have a material impact on either our earnings or consolidated balance sheet.

SFAS No. 153: In 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No.29," which is effective July 1, 2005. With certain exceptions, this requires exchanges of nonmonetary assets to be recorded at fair value. Previously, these transactions were generally recorded at book value. This pronouncement results in reporting in earnings, gains and losses on exchanges of nonmonetary assets. Adoption of this rule is not expected to have a material impact on either our earnings or consolidated balance sheet.

EITF Issue No. 04-13: In 2004, the EITF initiated a review under Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty," to determine if they should be reported on a gross basis or a net basis. For many years, we have used a type of transaction commonly called a buy/sell, which generally consists of the purchase and sale of crude oil from the same counterparty. In a typical buy/sell transaction, Company A enters into a contract to sell a particular grade of crude oil at a specified location to Company B on a future date, and simultaneously agrees to buy from Company B a particular grade of crude oil at a different location at the same or another specified date.

The characteristics of buy/sell transactions include gross invoicing reflecting the quality and location differences of the crude oil, physical delivery requirements and separate payment terms. Nonperformance by one party does not relieve the other party's obligation to perform under the contract except for events of force majeure. The risks and rewards of ownership are evidenced by title transfer, assumption of environmental risk, transportation scheduling and counterparty credit risk. Because of these characteristics, we, as well as many of our industry peers, report the sale of the barrels as gross revenues and the purchase of the barrels as gross purchases in accordance with EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." These characteristics also provide evidence that these transactions are monetary in nature and thus outside the scope of APB Opinion No. 29.

We understand that some registrants in our industry may report buy/sell transactions using a net rather than a gross presentation. The EITF is reviewing these transactions to determine if more specific guidance is needed for determining whether a net rather than a gross presentation in consolidated earnings is appropriate. While a net presentation of this issue would reduce both our revenues and our purchases, our net earnings would not be affected.

FASB Interpretation No. 47: In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which is effective no later than December 31, 2005. This pronouncement clarifies that the term "conditional asset retirement obligation" as used in FASB Statement 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. When sufficient information exists, uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability. This interpretation is not expected to have a material impact on either our earnings or consolidated balance sheet.

3.   Other Financial Information

o Revenues - Sales and operating revenues from marketing activities were $895 million in the first quarter of 2005, compared with $833 million in the same period a year ago. During the first quarters of 2005 and 2004, 21 percent and 28 percent, respectively, of sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from outside parties by our Midstream and Marketing segment. These percentages in both years included crude oil buy/sell transactions. Crude oil buy/sell amounts were primarily lower due to a significant decrease of volumes associated with these transactions, which was partially offset by higher crude oil prices for the periods shown
     (see crude oil buy/sell discussions in Item 8 of our 2004 10-K in the consolidated financial statements under notes 1 and 2). These marketing activities allowed us to better manage commodity-related risk by effectively transferring commodities from production locations to industry marketing centers with higher volumes of commercial activity and greater market liquidity.

o Exploration expense - Our exploration expense on the consolidated earnings statement consisted of the following:

                                                            For the Three Months
                                                                Ended March 31,
                                                           ---------------------
Millions of dollars                                          2005          2004
--------------------------------------------------------------------------------
Exploration operations                                       $ 13          $ 17
Geological and geophysical                                      9            15
Amortization of exploratory leasehold costs                    14            16
Leasehold rentals                                               2             2
--------------------------------------------------------------------------------
     Exploration expense                                     $ 38          $ 50
================================================================================

o Capitalized interest - During the first quarters of 2005 and 2004, capitalized interest totaled $15 million and $16 million, respectively. The slight decrease in 2005 was primarily due to lower capitalized interest from the Mad Dog project in the Gulf of Mexico, which began production in January 2005. This decrease was mostly offset by higher capitalized interest from the ongoing Azeri-Chirag-Gunashli ("ACG") project in Azerbaijan.

o Accounts and notes receivable - The allowance for doubtful accounts and notes receivable was $5 million at March 31, 2005, unchanged from December 31, 2004.

o Inventories - In the first quarter of 2005, inventories decreased by $78 million from year-end 2004 reflecting seasonal natural gas withdrawals in our Canadian natural gas storage business.

o Investments and long-term receivables - The allowances for investments and long-term receivable were $14 million and $32 million at March 31, 2005 and December 31, 2004, respectively.

o Properties - Accumulated depreciation, depletion and amortization was $12,813 million and $12,597 million at March 31, 2005 and December 31, 2004, respectively.

4.   Dispositions Of Assets

Certain of our first quarter 2005 asset sales are discussed below:

In February 2005, we sold our Unocal Bharat Limited ("Unocal Bharat") subsidiary, which held our 26 percent equity interest in Hindustan Oil Exploration Company ("HOEC") and received $25 million in net cash proceeds. HOEC is India's only publicly traded oil and gas exploration and production company outside the state controlled sector. We recorded an after-tax gain of $22 million in the first quarter of 2005.

In March 2005, our Molycorp subsidiary sold down its equity investment in Companhia Brasileira de Metalurgia e Mineracao, a niobium operation in Brazil, from 40 percent to 35 percent for $27 million in net cash proceeds. We recorded an after-tax gain of $2 million.

5.   Income Taxes

Income taxes on earnings from continuing operations for the first quarter of 2005 totaled $247 million compared with $180 million for the same period a year ago. The effective income tax rate for the first quarter of 2005 was 35 percent as compared to 40 percent for the first quarter of 2004. The overall lower effective tax rate is due primarily to tax related benefits accrued related to the sale of Unocal Bharat in the first quarter of 2005.

6.   Earnings Per Share

The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations for earnings from continuing operations for the quarters ended March 31, 2005 and 2004:

--------------------------------------------------------------------------------
                                               Earnings     Shares     Per Share
Millions of dollars except per share amounts (Numerator) (Denominator)   Amount
--------------------------------------------------------------------------------
Three months ended March 31, 2005
    Earnings from continuing operations         $ 449        270
        Basic EPS                                                       $ 1.66
                                                                        ========
     Effect of dilutive securities
        Options and common stock equivalents                   3
                                             --------------------
        Diluted EPS                             $ 449        273        $ 1.64
                                                                        ========

Three months ended March 31, 2004
    Earnings from continuing operations         $ 267        262
        Basic EPS                                                       $ 1.02
                                                                        ========
     Effect of dilutive securities
        Options and common stock equivalents                   3
                                             --------------------
                                                  267        265        $ 1.01
        Interest on convertible debentures
           payable to trust (after-tax)             7         12
                                             --------------------
        Diluted EPS                             $ 274        277        $ 0.99
                                                                        ========
--------------------------------------------------------------------------------

Options outstanding to purchase 1.4 million of common stock were not included in the computation of diluted EPS for the three months ended March 31, 2004, as the exercise prices were greater than the average market price of the common shares during the period. The computation of diluted EPS for the three months ended March 31, 2005 included all outstanding common stock options.

7.   Comprehensive Income

Unocal's comprehensive income is detailed in the following table:

                                                            For the Three Months
                                                               Ended March 31,
                                                            --------------------
Millions of dollars                                            2005        2004
--------------------------------------------------------------------------------
Net earnings                                                  $ 454       $ 269
Change in unrealized gain (loss) on hedging instruments (a)     (38)        (27)
Reclassification adjustment for settled hedging contracts (b)   (22)          3
Unrealized foreign currency translation adjustments              (7)         (9)
Minimum pension liability adjustment (c)                        (12)          -
--------------------------------------------------------------------------------
Total comprehensive income                                    $ 375       $ 236
================================================================================

(a) Net of tax effect of:                                       (22)        (16)
(b) Net of tax effect of:                                       (13)          2
(c) Net of tax effect of:                                        (7)          -

8.   Stock-Based Compensation

We began using the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for all employee awards granted, modified or settled after December 31, 2002. Therefore, the cost related to stock-based employee compensation included in the determination of net earnings is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                                          For the Three Months
                                                             Ended March 31,
                                                         -----------------------
Millions of dollars except per share amounts                2005           2004
--------------------------------------------------------------------------------
 Net earnings
    As reported                                            $ 454          $ 269
     Add: Stock-based employee compensation expense
        included in reported net earnings,
        net of related tax effects
        and minority interests                                 9              5
     Deduct: Total stock-based employee compensation
        expense determined under the fair value based
        method for all awards, net of related tax
        effects and minority interests                       (10)            (7)
                                                         -----------------------
 Pro forma net earnings                                    $ 453          $ 267
                                                         =======================
 Net earnings per share:
    Basic - as reported                                   $ 1.68         $ 1.03
    Basic - pro forma                                     $ 1.68         $ 1.02
    Diluted - as reported                                 $ 1.66         $ 1.00
    Diluted - pro forma                                   $ 1.66         $ 0.99

9.   Cash and Cash Equivalents

At March 31, 2005, our cash and cash equivalents had increased by $523 million from year-end 2004, reflecting the effect of stronger commodity prices during the quarter.

                                            At March 31,         At December 31,
                                            ------------------------------------
Millions of dollars                                 2005                   2004
--------------------------------------------------------------------------------
Cash                                               $ 490                  $ 243
Time deposits                                        286                    258
Marketable securities                                907                    659
--------------------------------------------------------------------------------
     Cash and cash equivalents                   $ 1,683                $ 1,160
================================================================================

At March 31, 2005, marketable securities totaled $907 million reflecting our short-term investments primarily in high-grade commercial paper and money market funds. The money market funds invest in U.S. Treasury and other U.S. government agency obligations, floating rate and variable rate demand notes of U.S. and foreign corporations, commercial paper, certificates of deposit and time deposits, asset backed securities and repurchase agreements. The funds are rated "Aaa" by Moody's Investors Service, Inc. and/or "AAAm" by Standard & Poor's Ratings Services. Our commercial paper investments are rated in the highest category by Moody's Investor Services, Inc. (P1) and Standard & Poor's Ratings Services (A1). All short-term investments are highly liquid and are part of our cash management portfolio with original maturities of three months or less.

10.  Assets Held for Sale

At March 31, 2005, we were in the process of completing the sale of our needle coke business, which we agreed to sell for $25 million in cash plus net working capital. At March 31, 2005, the business had current assets of $20 million, net properties of $7 million and current liabilities of $5 million. The sale closed on April 29, 2005, and we expect to record an after-tax gain of approximately $11 million in the second quarter of 2005. We have classified the needle coke business as a discontinued operation and have reflected the results of the business as such for the first quarter of 2005 and the corresponding prior period. The needle coke business generated revenues of $41 million and after-tax earnings of $3 million in the first quarter of 2005, which compared with revenues of $9 million and an after-tax loss of $1 million in the first quarter of 2004.

11.  Properties and Capital Leases

As of January 1, 2005, Unocal adopted FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." Upon adoption of the FSP, Unocal evaluated all existing capitalized exploratory well costs under the provisions of the FSP. As a result, the Company determined that all these costs meet the criteria for capitalization under the FSP. The following table reflects the net changes in capitalized exploratory well costs during the first three months of 2005 and 2004, and does not include amounts that were capitalized and subsequently expensed or reclassified in the same period. Capitalized exploratory well costs for the three months ended March 31, 2004, are presented based on the Company's previous accounting policy.

                                                           For the Three Months
                                                              Ended March 31,
                                                         -----------------------
Millions of dollars                                            2005        2004
--------------------------------------------------------------------------------
Beginning balance at January 1                                $ 355       $ 364
Additions to capitalized exploratory well costs
  pending the determination of proved reserves                   11          36
Reclassifications to wells, facilities, and equipment
  based on the determination of proved reserves                   -           -
Capitalized exploratory well costs charged to expense             -           -
--------------------------------------------------------------------------------
Ending balance at March 31 (a)                                $ 366       $ 400
================================================================================

(a)  Excludes costs of wells where drilling was
        in progress at March 31 of:                            $ 18        $ 27

The following table provides an aging of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since completion of drilling:

                                                           For the Three Months
                                                              Ended March 31,
                                                         -----------------------
Millions of dollars                                            2005        2004
--------------------------------------------------------------------------------
Capitalized exploratory well costs that have been
  capitalized for a period of one year or less                $  85       $ 104

Capitalized exploratory well costs that have been
  capitalized for a period greater than one year                281         296
                                                         -----------------------
Balance at March 31                                           $ 366       $ 400

Number of projects that have exploratory well costs that
  have been capitalized for a period greater than one year       10          13

The aging of the $281 million March 31, 2005 balance of capitalized exploratory well costs for suspended wells exceeding one year based on the date drilling was completed consisted of $35 million in 2004; $49 million in 2003; $56 million in 2002; $77 million in 2001; $44 million in 2000; $16 million in 1999 and $4 million in 1997.

For exploratory well costs that continue to be capitalized for more than one year after completion of drilling at March 31, 2005, the following provides an overview of the activities that have been undertaken to evaluate the projects and potential reserves and the information still required to classify the associated reserves as proved.

United States ($98 million, 3 projects)

In 2004, we continued our effort to further evaluate and advance the Trident discovery in the Perdido foldbelt of the deepwater Gulf of Mexico. In 2004, we drilled an additional successful well at the nearby Tobago prospect, which could allow for co-development of the two discoveries. We are currently participating in technical studies with all of the area operators and partners, all of which already have discoveries in the area, to determine the feasibility of various co-development options, which will be required before proved reserves can be booked. Additional exploratory drilling opportunities are currently being planned in the area and may occur as early as 2005. Any additional exploratory discoveries in the area are expected to become part of the overall co-development of our Trident and Tobago discoveries.

A successful appraisal well was drilled in 2004 on the St. Malo discovery that was made in 2003. An additional appraisal well is firmly planned for 2005. Well and seismic analysis is ongoing to move this project towards anticipated sanctioning and proved reserves booking.

An appraisal well is firmly planned for 2005 to further evaluate the 2004 Puma discovery. This prospect is near the Mad Dog field that began production in early 2005. Evaluation of the 2005 appraisal well and ongoing seismic analysis is needed to move this project toward anticipated sanctioning and reserve booking.

Indonesia ($115 million, 4 projects)

The Gendalo complex project encompasses three deepwater fields in the Kutei Basin, East Kalimantan, Indonesia. A plan of development covering this project is currently being prepared and is expected to be submitted to the Government of Indonesia in 2005.

Gehem field development is planned as part of the Gehem-Ranggas complex, which is located in the Kutei Basin. Work continued in 2004 with the drilling of a successful appraisal well. A plan of development is expected to be submitted to our partner and the Government of Indonesia in 2005. Proved reserves for Gehem are expected to be booked after all the requisite approvals have been received.

A plan of development is currently expected to be submitted for the Bangka project, a satellite development to the West Seno producing operation, in 2006. Conceptual engineering work has started.

Appraisal of the Gula discovery wells continued in 2004 with the drilling of an appraisal well. Further drilling is currently planned for 2006. Conceptual engineering, economic analysis and project approval will be necessary before proved reserves can be booked.

Thailand ($42 million, 1 project)

Efforts to bring the Gulf of Thailand Arthit project to development continued during 2004 including additional exploratory and delineation drilling to further evaluate this discovery. Development drilling is planned for late 2005 and should continue into 2006. The expected completion of a third pipeline to shore in 2006 by PTT will provide capacity for Arthit's production with expected start up in the first half of 2007. A gas sales contract was signed in 2004. Proved reserves are expected to be booked after additional drilling.

Vietnam ($20 million, 1 project)

Additional successful exploratory drilling continued during 2004 to further appraise the discovery of natural gas reserves offshore of Vietnam. We are also committed to drilling two additional wells by 2008. We are currently working with the Vietnamese officials to finalize and obtain government approval for development plans to supply gas for power generation in the southwest part of the country. Work is now focused on negotiation and completion of the commercial agreements to facilitate the development of the integrated project. Assuming successful completion of the commercial agreements has been achieved, detailed engineering and development activities would commence. The timing for the booking of any proved reserves is dependent on finalizing remaining PSC requirements and concluding all commercial negotiations.

Canada ($6 million, 1 project)

Testing in early 2005 of a Summit Creek exploratory well drilled in 2004 in the Central MacKenzie Valley area of the Northwest Territories confirmed several production intervals. A second well drilled in 2005 encountered hydrocarbons at sub-commercial flow rates and has been suspended. Additional work will be required to assess the commercial viability of this emerging play.

12.  Postemployment Benefit Plans

We have numerous plans worldwide that provide employees with retirement benefits. We also have medical plans that provide health care benefits for eligible employees and many of our retired employees. Most of our plans covering employees outside of North America are unfunded and resulting liabilities are extinguished on a "pay as you go" basis.

The components of net periodic benefit cost for our pension and postretirement medical plans for the three months ended March 31, 2005 and 2004 were:

                                            For the Three Months Ended March 31,
                                             Pension Benefits     Other Benefits
                                            --------------------  --------------
Millions of dollars                            2005      2004      2005    2004
--------------------------------------------------------------------------------
Service cost (net of employee contributions)   $ 10       $ 8       $ 1     $ 1
Interest cost                                    20        20         4       5
Expected return on plan assets                  (20)      (19)        -       -
Amortization of:
  Prior service cost                              1         1        (2)      -
  Net actuarial losses                           17        16         1       2
Curtailment and settlement losses                 -         -         -       -
--------------------------------------------------------------------------------
Net periodic pension and other benefit costs   $ 28      $ 26       $ 4     $ 8
================================================================================

In the last six months of 2004, we recorded a full year benefit of $11 million representing the impact of the non-taxable federal subsidy provided for under the "The Medicare Prescription Drug, Improvement and Modernization Act of 2003." In keeping with the guidance provided by FSP No. 106-2, the net periodic benefit cost for our U.S. postretirement medical program for the quarter ended March 31, 2004 has been restated to include the impact of the subsidy.

The assumed weighted-average rates used to determine the net periodic benefit costs were:

                                            Pension Benefits     Other Benefits
                                            ------------------------------------
Weighted-average assumptions                 2005      2004      2005      2004
--------------------------------------------------------------------------------
Discount rates                              5.74%     6.00%     5.75%     6.00%
Rates of salary increases                   4.91%     4.91%     4.99%     4.99%
Expected returns on plan assets             8.00%     8.00%       N/A       N/A

In the quarter ended March 31, 2005, no contributions were made to the U.S. Q ualified Retirement Plan. Under existing funding regulations, we are not required to make any cash contributions to our U.S. Qualified Retirement Plan in 2005.

We previously disclosed in Item 8 of our 2004 10-K in the consolidated financial statements under note 16 that we expected to contribute approximately $5 million to our Supplemental Executive Retirement Plan, approximately $17 million to our foreign pension plans and approximately $25 million to our worldwide post-retirement medical plans in 2005. As of March 31, 2005, we do not anticipate that actual contributions for the full year 2005 for these plans will vary materially from the forecasted levels.

13.  Long Term Debt

Unocal's total consolidated debt, including current maturities, was $2.73 billion at March 31, 2005, compared with $3.06 billion at the end of 2004. In the first quarter of 2005, we paid Unocal Capital Trust (the "Trust") a combination of cash and Unocal common stock to retire the $242 million outstanding balance of the 6-1/4% convertible junior subordinated debentures (see note 14 for further detail). We also paid $77 million as full payment under the revolving portion of our Canadian dollar-denominated credit agreement. In addition, we paid $5 million in medium term notes that matured in the first quarter of 2005.

14.  Variable Interest Entities

In January 2005, the Trust completed the redemption of its outstanding convertible preferred securities. Holders converted 4,550,738 preferred securities into Unocal common stock and redeemed 119,143 preferred securities for $6 million. Including the 1.25-percent redemption premium and unpaid distributions, the total cash cost of the redemption was $6 million. In connection with the redemption program completion, Unocal redeemed $242 million of its convertible junior subordinated debentures held by the Trust using cash on hand and by issuing Unocal common stock in January 2005 upon the conversion by holders of their preferred securities. The Trust utilized the common stock and cash it received from Unocal to redeem the preferred securities and to retire the Trust's common securities, which Unocal held as an investment.

15.  Accrued Abandonment, Restoration and Environmental Liabilities

At March 31, 2005, we had accrued $771 million in estimated abandonment and restoration costs as liabilities. At December 31, 2004, we had accrued $762 million in estimated abandonment and restoration costs. The increase in the liability account from December 31, 2004 was due to $11 million in accrued pre-tax accretion expense, $4 million in revisions to existing estimates and $2 million in new abandonment liabilities recorded during the period. These amounts were partially reduced by abandonment liability settlements totaling $8 million during the first quarter of 2005.

Our reserve for environmental remediation obligations at March 31, 2005 totaled $243 million, of which $114 million was included in current liabilities. This compared with $244 million at December 31, 2004, of which $109 million was included in current liabilities. The following table shows the environmental remediation obligations by category:

                                                  At March 31,    At December 31,
                                                 -------------------------------
Millions of dollars                                     2005               2004
--------------------------------------------------------------------------------
  Superfund and similar sites                          $  12              $  14
  Active Company facilities                               29                 30
  Company facilities sold with retained liabilities
    and former Company-operated sites                    103                101
  Inactive or closed Company facilities                   99                 99
--------------------------------------------------------------------------------
      Total                                            $ 243              $ 244
================================================================================

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

Environmental matters
---------------------
We continue to move forward to address environmental issues for which we are responsible. In cooperation with regulatory agencies and others, we follow procedures that we have established to identify and cleanup contamination associated with past operations. We are subject to loss contingencies pursuant to federal, state, local and foreign environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites; to remediate or restore these sites; to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries; and to pay civil penalties and, in some cases, criminal penalties and punitive damages. These obligations relate to sites owned by us or owned by others and are associated with past and present operations, including sites at which we have been identified as a potentially responsible party ("PRP") under the federal Superfund laws and comparable state laws.

Liabilities are accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where we are able to determine whether we are liable or, even if liability is determined to be probable, to quantify the liability or estimate a range of possible exposure. In such cases, the amounts of our liabilities are indeterminate due to the potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper clean up methods and costs, the unknown timing and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several and retroactive liabilities on PRPs, the fact that we are usually just one of a number of companies identified as a PRP, or other reasons.

Assessment and Remediation

As disclosed in note 15, at March 31, 2005, we had accrued $243 million for estimated future environmental assessment and remediation costs at various sites where liabilities for such costs are probable and reasonably estimable. The amount accrued represents our reserve for assessment and remediation obligations based on currently available facts, existing technology and presently enacted laws and regulations. The remediation cost estimates, in many cases, are based on plans recommended to the regulatory agencies for approval and are subject to future revisions. The ultimate costs to be incurred could exceed the total amounts reserved. We may also incur additional liabilities in the future at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to the stage where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, we estimate that we could incur possible additional remediation costs aggregating approximately $225 million. The amount of such possible additional costs reflects the aggregate of the high ends of the ranges of costs of feasible alternatives that we identified for those sites with respect to which investigation or feasibility studies have advanced to the stage of analyzing such alternatives. However, such estimated possible additional costs are not an estimate of the total remediation costs beyond the amounts reserved, because there are sites where we are not yet in a position to estimate all, or in some cases any, possible additional costs. Both the amounts reserved and estimates of possible additional costs will be adjusted, as additional information becomes available regarding the nature and extent of site contamination, required or agreed-upon remediation methods and other actions by government agencies and private parties. Therefore, the amounts reserved and the possible additional estimated costs may change in the near term, and in some cases could change substantially.

During the first quarter of 2005, cash payments of $17 million were applied against the reserves and $16 million was added to the reserves. Possible additional remediation costs increased by $10 million during the first quarter of 2005. The accrued costs and the estimated possible additional costs are shown below for four categories of sites:

                                                          At March 31, 2005
                                                   -----------------------------
                                                                     Possible
Millions of dollars                                  Reserve    Additional Costs
--------------------------------------------------------------------------------
Superfund and similar sites                            $ 12            $ 15
Active Company facilities                                29              35
Company facilities sold with retained liabilities
  and former Company-operated sites                     103              80
Inactive or closed Company facilities                    99              95
--------------------------------------------------------------------------------
      Total                                            $243            $225
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

Superfund and similar sites

Contamination at the sites of the "Superfund and similar sites" category was the result of the disposal of substances at these sites by one or more PRPs. Contamination of these sites could be from many sources, of which we may be one. We have been notified that we are a PRP at the sites included in this category. At the sites where we have not denied liability, our contribution to the contamination at these sites was primarily from operations in the other categories described below. Included in this category of sites are:

     o   the McColl site in Fullerton, California
     o   the Operating Industries site in Monterey Park, California
     o   the Casmalia Waste site in Casmalia, California.

At March 31, 2005, we have received notifications from the EPA that we may be a PRP at 20 sites and may share certain liabilities at these sites. Of the total, five sites are under investigation and/or litigation, and our potential liability is not presently determinable; and for two sites, our potential liability appears to be de minimis. Of the remaining 13 sites, where we have concluded that liability is probable and to the extent costs can be reasonably estimated, a reserve of $8 million has been established for future remediation and settlement costs.

Various state agencies and private parties had identified 24 other similar PRP sites. Five sites are under investigation and/or litigation, and our potential liability is not presently determinable; and at three sites, our potential liability appears to be de minimis. Where we have concluded that liability is probable and to the extent costs can be reasonably estimated at the remaining 16 sites, a reserve of $4 million has been established for future remediation and settlement costs.

The sites discussed above exclude 132 sites where our liability has been settled, or where we have no evidence of liability and there has been no further indication of liability by government agencies or third parties for at least a 12-month period.

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

We have a reserve of $29 million for estimated future costs of remedial orders, corrective actions and other investigation, remediation and monitoring obligations at certain operating facilities and producing oil and gas fields. We recorded provisions of $2 million during the first quarter of 2005. During the first quarter of 2005, we made payments of $3 million for this category of sites.

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

We have an aggregate reserve of $103 million for this group of sites. During the first quarter of 2005, provisions of $12 million for this category were recorded. These provisions were primarily for sites that we formerly operated and were based on new and revised cost estimates that we identified during the first three months of 2005 for the remediation of approximately 55 service station, bulk plant and terminal sites and for the assessment and remediation of oil and gas fields in Central California. Payments of $9 million were made during the first quarter of 2005 for sites in this category.

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

A reserve of $99 million has been established for these types of facilities. During the first quarter of 2005, we accrued $2 million related to sites in this category. Payments of $3 million were made during the first quarter of 2005 for sites in this category.

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

We also must provide financial assurance for future closure and post-closure costs of our RCRA-permitted facilities and for decommissioning costs at Molycorp's Washington Pennsylvania facility under its radioactive source materials license. Pursuant to a 1998 settlement agreement between us and the State of California (and the subsequent stipulated judgment entered by the Superior Court), we must provide financial assurance for anticipated costs of remediation activities at our former Guadalupe oil field. As previously discussed, remediation reserves for these sites are included in the "Inactive or closed Company facilities" category and totaled $84 million at March 31, 2005. At those sites where investigations or feasibility studies have advanced to the stage of analyzing alternative remedies and/or ranges of costs, we estimate that we could incur possible additional remediation costs aggregating approximately $63 million. Although any possible additional costs for these sites are likely to be incurred at different times and over a period of many years, we believe that these obligations could have a material adverse effect on our results of operations but are not expected to be material to our consolidated financial condition or liquidity.

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

Certain Litigation and Claims
-----------------------------
Petrobangla Claim: Our subsidiary Unocal Bangladesh Blocks Thirteen and Fourteen, Ltd. received a letter from Petrobangla claiming, on behalf of itself and the Bangladesh government, compensation allegedly due in the amount of $685 million for 246 BCF of recoverable natural gas allegedly "lost and damaged" in a 1997 blowout and ensuing fire during the drilling by Occidental Petroleum Corporation (known at that time in Bangladesh as Occidental of Bangladesh Ltd.) ("OBL"), as operator, of the Moulavi Bazar #1 exploration well on the Blocks 13 and 14 PSC area in Northeast Bangladesh. Unocal and OBL believe that the claim vastly overstates the amount of recoverable natural gas involved in the blowout. For a further discussion of this claim, refer to the "Petrobangla Claim" section under note 23 to the consolidated financial statements in Item 8 of our 2004 10-K.

ChevronTexaco Merger Litigation: Unocal and its ten directors are defendants in two putative class action lawsuits challenging the acquisition of Unocal by ChevronTexaco. Each complaint was brought by an individual Unocal stockholder in April 2005 in the Superior Court of California in Los Angeles. The complaints are substantially similar in alleging that Unocal and its directors breached their fiduciary duties by (i) failing to maximize stockholder value; (ii) securing benefits for certain officers and directors of Unocal at the expense of its stockholders; and (iii) improperly favoring ChevronTexaco over other potential bidders by tailoring the merger agreement to ChevronTexaco and erecting obstacles to deter other interested bidders. In general terms, the plaintiffs challenge the acquisition price, officer compensation, and the size of the termination fee contained in the ChevronTexaco merger agreement.

Both lawsuits bring a single claim of breach of fiduciary duties. The first lawsuit, Lieb v. Unocal et al., seeks only equitable relief by way of an injunction against the ChevronTexaco merger and an order directing Unocal to obtain a transaction more favorable to Unocal's stockholders, as well as attorney's fees. The second lawsuit, Callan v. Unocal et al., seeks similar equitable relief and fees, as well as an unspecified amount of damages to Unocal's stockholders sustained as a result of the ChevronTexaco merger. As both complaints were filed recently, neither lawsuit has progressed beyond initial written discovery requests. We believe we have substantial meritorious defenses to the claims.

Tax Matters
-----------
We believe we have adequately provided in our accounts for tax items and issues not yet resolved. Several prior material tax issues are unresolved. Resolution of these tax issues affects not only the year in which the items arose, but also our tax situation in other tax years.

With respect to the 1979-1994 taxable years, the Joint Committee on Taxation of the U.S. Congress reviewed and approved the settlement of all issues for these years, including the carryback of a 1993 net operating loss to taxable year 1984 and resultant credit adjustments, as previously agreed with the Appeals division of the Internal Revenue Service ("IRS"). This settlement and corresponding recalculation of taxable income and credits for this period resulted in an overpayment of taxes. We received cash refunds of $72 million in 2004 and $6 million in 2005, representing overpaid taxes plus interest thereon. Taxable years 1979-1984 are now closed and barred from additional assessment of federal income taxes. Although the IRS has completed its audit of Unocal for taxable years 1985-1994 and a settlement has been reached for all such years, these years cannot be formally closed until a separate audit by the IRS of the Alaska Kuparuk River Unit tax partnership is closed. The Kuparuk tax partnership audit has been completed and is in the process of being closed. No material adjustments to taxable income are required. However, until this tax partnership audit is formally closed, our corporate tax audit remains technically open. Accordingly, the IRS refers to the 1985-1994 taxable years as "partially closed." All such developments have been considered in our accounts.

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

Guarantees Related to Assets or Obligations of Third Parties
------------------------------------------------------------
Future Remediation Costs

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

At March 31, 2005, the reserve for this category totaled $103 million. For those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, we estimate that we could incur possible additional remediation costs aggregating approximately $80 million.

BTC Construction Completion Guarantee

We have a construction completion guarantee related to debt financing arrangements for the BTC crude oil pipeline project. We have an equity interest in the development of this pipeline from Baku, Azerbaijan through Georgia to the Mediterranean port of Ceyhan, Turkey. Our maximum potential future payments under the guarantee are estimated to be $310 million. The debt is secured by transportation proceeds from production of the Azeri field in the Caspian Sea. The debt is non-recourse upon financial completion certification, which is expected by 2009. As of March 31, 2005, we have recorded a liability of $19 million as the estimated value of this guarantee.

Other Guarantees and Indemnities

We have also guaranteed the debt of certain other entities accounted for by the equity method. The majority of this debt matures ratably through the year 2014. The maximum potential amount of future payments we could be required to make is $14 million.

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

Financial Assurance for Unocal Obligations
------------------------------------------
Surety Bonds and Letters of Credit

In the normal course of business, we have performance obligations that are secured, in whole or in part, by surety bonds or letters of credit. These obligations primarily cover self-insurance, site restoration, dismantlement and other programs where governmental organizations require such support. These surety bonds and letters of credit are issued by financial institutions and are required to be reimbursed by us if drawn upon. At March 31, 2005, we had obtained various surety bonds for $171 million. These surety bonds included a bond for $62 million securing our performance under a fixed price natural gas sales contract for the delivery of 72 billion cubic feet of natural gas over a ten-year period that began in January of 1999 and will end in December of 2008 and $109 million in various other routine performance bonds held by local, city, state and federal agencies. We also had obtained $104 million in standby letters of credit at March 31, 2005, of which $30 million represented letters of credit with the revenue department in Thailand relating to a tax appeal, $16 million represented letters of credit for collateral and margin requirements for crude oil and natural gas purchases and $12 million represented additional collateral related to the aforementioned bond for the fixed price natural gas sales contract. We have entered into indemnification obligations in favor of the providers of these surety bonds and letters of credit.

Other Guarantees and Credit Rating Triggers

We have various other guarantees for approximately $500 million. Approximately $117 million of the $500 million in guarantees represent financial assurance we gave on behalf of our Molycorp subsidiary relating to permits covering operations and discharges from Molycorp's Questa, New Mexico, molybdenum mine. Our financial assurance is for the completion of temporary closure plans (required only upon cessation of operations) and other obligations required under the terms of the permits. The costs associated with the financial assurance are based on estimations provided by agencies of the state of New Mexico.

Guarantees for approximately $297 million of the $500 million would require us to obtain a surety bond or a letter of credit or establish a trust fund if our credit rating were to drop below investment grade -- that is BBB- or Baa3 from Standard & Poor's Ratings Services and Moody's Investors Service, Inc., respectively.

Classification on Balance Sheet

Approximately $240 million of the surety bonds, letters of credit and other guarantees that we are required to obtain or issue reflect obligations that are already included on the consolidated balance sheet in other current liabilities and other deferred credits. The surety bonds, letters of credit and other guarantees may also reflect some of the possible additional remediation liabilities discussed earlier in this note.

Other Matters
-------------
Our lease agreement for the Discoverer Spirit deepwater drillship has a current minimum daily rate of approximately $229,000. The future remaining minimum lease payment obligation was $39 million at March 31, 2005. The contract will expire on September 18, 2005.

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

17.  Financial Instruments and Commodity Hedging

Interest rate contracts - We enter into interest rate swap contracts to manage our debt with the objective of minimizing the volatility and magnitude of our borrowing costs. We may also enter into interest rate option contracts to protect our interest rate positions, depending on market conditions. At March 31, 2005, we had approximately $19 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges of interest rate exposures through September 2012. Of this amount, approximately $3 million in after-tax losses are expected to be reclassified to the consolidated earnings statement during the next twelve months.

Foreign currency contracts - Various foreign exchange currency forward, option and swap contracts are entered into from time to time to manage our exposures to adverse impacts of foreign currency fluctuations on recognized obligations and anticipated transactions. At March 31, 2005, we had no deferred amounts in accumulated other comprehensive income on the consolidated balance sheet related to foreign currency contracts.

Commodity hedging activities - We use hydrocarbon derivatives to mitigate our overall exposure to fluctuations in hydrocarbon commodity prices. Ineffectiveness for cash flow and fair value hedges was immaterial for the first three months of 2005. At March 31, 2005, we had $36 million of after-tax deferred losses in accumulated other comprehensive income on the consolidated balance sheet related to cash flow hedges for future commodity sales for the period beginning April 2005 through December 2005. All of the after-tax losses are expected to be reclassified to the consolidated earnings statement during the next twelve months.

Fair values for debt and other long-term instruments - The estimated fair values of our long-term debt and capital leases were $2.96 billion at March 31, 2005. Fair values were based on the discounted amounts of future cash outflows using the rates offered to us for debt with similar remaining maturities.

18.  Supplemental Condensed Consolidating Financial Information

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

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the Three Months Ended March 31, 2005
                                                                               Non-
                                                     Unocal   Union Oil     Guarantor
Millions of dollars                                 (Parent)   (Parent)    Subsidiaries   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                           $ -      $ 402          $ 2,008        $ (253)        $ 2,157
Interest, dividends and miscellaneous income             -          7                5            (3)              9
Gain on sales of assets                                  -          -               20             -              20
---------------------------------------------------------------------------------------------------------------------
      Total revenues                                     -        409            2,033          (256)          2,186
Costs and other deductions
Purchases, operating and other expenses                  3        301            1,147          (253)          1,198
Depreciation, depletion and amortization                 -         68              208             -             276
Impairments                                              -          -                -             -               -
Dry hole costs                                           -          1               19             -              20
Interest expense                                         1         27                8            (3)             33
---------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                   4        397            1,382          (256)          1,527
Equity in earnings of subsidiaries                     457        444                -          (901)              -
Earnings from equity investments                         -          1               38             -              39
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests               453        457              689          (901)            698
---------------------------------------------------------------------------------------------------------------------
Income taxes                                            (1)         -              248             -             247
Minority interests                                       -          -                2             -               2
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                    454        457              439          (901)            449
Earnings from discontinued operations                    -          -                5             -               5
---------------------------------------------------------------------------------------------------------------------
      Net earnings                                   $ 454      $ 457            $ 444        $ (901)          $ 454
=====================================================================================================================

CONDENSED CONSOLIDATED EARNINGS STATEMENT
For the Three Months Ended March 31, 2004
                                                                            Non-
                                                  Unocal   Union Oil     Guarantor
Millions of dollars                              (Parent)   (Parent)    Subsidiaries   Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues                           $ -      $ 326          $ 1,701        $ (206)        $ 1,821
Interest, dividends and miscellaneous income             -          4                8            (1)             11
Gain on sales of assets                                  -         24               20             -              44
---------------------------------------------------------------------------------------------------------------------
      Total revenues                                     -        354            1,729          (207)          1,876
Costs and other deductions
Purchases, operating and other expenses                  2        229            1,133          (206)          1,158
Depreciation, depletion and amortization                 -         63              169             -             232
Impairments                                              -          3                2             -               5
Dry hole costs                                           -         17                8             -              25
Interest expense                                         8         26                8            (1)             41
---------------------------------------------------------------------------------------------------------------------
      Total costs and other deductions                  10        338            1,320          (207)          1,461
Equity in earnings of subsidiaries                     278        238                -          (516)              -
Earnings from equity investments                         -          1               36             -              37
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
     income taxes and minority interests               268        255              445          (516)            452
---------------------------------------------------------------------------------------------------------------------
Income taxes                                            (1)       (23)             204             -             180
Minority interests                                       -          -                5             -               5
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                    269        278              236          (516)            267
Earnings from discontinued operations                    -          -                2             -               2
---------------------------------------------------------------------------------------------------------------------
      Net earnings                                   $ 269      $ 278            $ 238        $ (516)          $ 269
=====================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
At March 31, 2005
                                                                                 Non-
                                                        Unocal   Union Oil    Guarantor
Millions of dollars                                    (Parent)   (Parent)   Subsidiaries  Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ -    $ 1,029          $ 654           $ -         $ 1,683
   Accounts and notes receivable - net                    160        261          1,187          (160)          1,448
   Inventories                                              -          7            213           (78)            142
   Other current assets                                     1         85             38             -             124
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                161      1,382          2,092          (238)          3,397
Properties - net                                            -      1,923          6,996            (3)          8,916
Other assets including goodwill                         6,496      5,868            738       (11,725)          1,377
----------------------------------------------------------------------------------------------------------------------
      Total assets                                     $6,657    $ 9,173        $ 9,826     $ (11,966)       $ 13,690
======================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -      $ 359        $ 1,020        $ (159)        $ 1,220
   Current portion of long-term debt                        -        341             87             -             428
   Other current liabilities                               54        331            625            (3)          1,007
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                            54      1,031          1,732          (162)          2,655
Long-term debt and capital leases                           -      1,464            838             -           2,302
Deferred income taxes                                       -       (185)         1,034             -             849
Accrued abandonment, restoration
   and environmental liabilities                            -        366            534             -             900
Other deferred credits and liabilities                      -        682            399            (3)          1,078
Minority interests                                          -          -             16            12              28

Stockholders' equity                                    6,603      5,815          5,273       (11,813)          5,878
----------------------------------------------------------------------------------------------------------------------

      Total liabilities and stockholders' equity       $6,657    $ 9,173        $ 9,826     $ (11,966)       $ 13,690
======================================================================================================================

CONDENSED CONSOLIDATED BALANCE SHEET
At December 31, 2004
                                                                                Non-
                                                        Unocal   Union Oil    Guarantor
Millions of dollars                                    (Parent)   (Parent)   Subsidiaries  Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash and cash equivalents                              $ -      $ 691          $ 469           $ -         $ 1,160
   Accounts and notes receivable - net                     55        239          1,184           (55)          1,423
   Inventories                                              -          8            289           (77)            220
   Other current assets                                     -        101             26             -             127
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                 55      1,039          1,968          (132)          2,930
Properties - net                                            -      1,935          6,887            (3)          8,819
Other assets including goodwill                         6,095      5,713            430       (10,886)          1,352
----------------------------------------------------------------------------------------------------------------------
      Total assets                                     $6,150    $ 8,687        $ 9,285     $ (11,021)       $ 13,101
======================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                       $ -      $ 278        $ 1,074         $ (54)        $ 1,298
   Current portion of long-term debt                      242        162             87             -             491
   Other current liabilities                               54        244            496            (2)            792
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                           296        684          1,657           (56)          2,581
Long-term debt and capital leases                           -      1,648            923             -           2,571
Deferred income taxes                                       -       (156)           995             -             839
Accrued abandonment, restoration
   and environmental liabilities                            -        373            524             -             897
Other deferred credits and liabilities                      -        663            309            (3)            969
Minority interests                                          -          -             15            12              27

Stockholders' equity                                    5,854      5,475          4,862       (10,974)          5,217
----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity       $6,150    $ 8,687        $ 9,285     $ (11,021)       $ 13,101
======================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
For the Three Months Ended March 31, 2005
                                                                                Non-
                                                        Unocal   Union Oil   Guarantor
Millions of dollars                                    (Parent)  (Parent)   Subsidiaries  Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net cash provided by operating activities               $ (28)    $ 403          $ 533           $ -           $ 908

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                             -       (67)          (352)            -            (419)
   Proceeds from sales of assets
      and discontinued operations                           -         7             89             -              96
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                       -       (60)          (263)            -            (323)
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Change in long-term debt                               (14)       (5)           (83)            -            (102)
   Dividends paid on common stock                         (53)        -              -             -             (53)
   Proceeds from issuance of common stock                  95         -              -             -              95
   Other                                                    -         -             (2)            -              (2)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        28        (5)           (85)            -             (62)
---------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                       -       338            185             -             523
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period            -       691            469             -           1,160
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ -   $ 1,029          $ 654           $ -         $ 1,683
=====================================================================================================================

CONDENSED CONSOLIDATED CASH FLOWS
For the Three Months Ended March 31, 2004
                                                                                Non-
                                                        Unocal   Union Oil   Guarantor
Millions of dollars                                    (Parent)  (Parent)   Subsidiaries  Eliminations   Consolidated
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net cash provided by operating activities                 $ -     $ 523          $ 227           $ -           $ 750

Cash Flows from Investing Activities
   Capital expenditures and acquisitions
      (includes dry hole costs)                             -       (63)          (297)            -            (360)
   Proceeds from sales of assets
      and discontinued operations                           -        20             52             -              72
   Return of capital from affiliate company                 -         -             52             -              52
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                       -       (43)          (193)            -            (236)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
   Change in long-term debt                                 -      (193)            36             -            (157)
   Dividends paid on common stock                         (52)        -              -             -             (52)
   Proceeds from issuance of common stock                  51         -              -             -              51
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities        (1)     (193)            36             -            (158)
---------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents           (1)      287             70             -             356
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period            1        45            358             -             404
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $ -     $ 332          $ 428           $ -           $ 760
=====================================================================================================================

19.  Segment Data

Our reportable segments are: (1) Exploration and Production, (2) Midstream and Marketing, and (3) Geothermal. General corporate overhead, unallocated costs and other miscellaneous operations, including real estate, carbon and minerals and those businesses that were sold or being phased-out, are included under the Corporate and Other heading.

----------------------------------------------------------------------------------------------------------
Segment Information                                       Exploration and Production
For the Three Months                              North America             International
Ended March 31, 2005                                                                                 Total
Millions of dollars                         U.S.      Canada  Total N.A. Asia    Other  Total Intl     E&P
----------------------------------------------------------------------------------------------------------
Sales & operating revenues                $ 304        $ 84     $ 388   $ 459     $ 98    $ 557     $ 945
Other income (loss) (a)                       4           -         4      (9)       7       (2)        2
Inter-segment revenues                      252          37       289     173        -      173       462
----------------------------------------------------------------------------------------------------------
Total                                       560         121       681     623      105      728     1,409
----------------------------------------------------------------------------------------------------------
Earnings from equity investments              -           -         -      13        -       13        13
----------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations  154          18       172     251       48      299       471
Earnings from discontinued operations (net)   -           -         -       -        -        -         -
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                         154          18       172     251       48      299       471
----------------------------------------------------------------------------------------------------------
Assets (at March 31, 2005)                3,283       1,377     4,660   3,787    1,070    4,857     9,517
----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                       Midstream   Geothermal         Corporate and Other           Total
                                          and                             Net   Environ-
                                       Marketing               Admin &  Interest mental &
                                          (b)                  General  Expense Litigation Other(c)
-----------------------------------------------------------------------------------------------------------
Sales & operating revenues              $ 1,135        $ 43       $ -     $ -      $ -     $ 34   $ 2,157
Other income (loss) (a)                       2           1         -       8        -       16        29
Inter-segment revenues                        4           -         -       -        -     (466)        -
----------------------------------------------------------------------------------------------------------
Total                                     1,141          44         -       8        -     (416)    2,186
----------------------------------------------------------------------------------------------------------
Earnings from equity investments             16           -         -       -        -       10        39
----------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations   35          17       (29)    (15)     (12)     (18)      449
Earnings from discontinued operations (net)   -           -         -       -        -        5         5
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                          35          17       (29)    (15)     (12)     (13)      454
----------------------------------------------------------------------------------------------------------
Assets (at March 31, 2005)                1,281         504         -       -        -    2,388    13,690
----------------------------------------------------------------------------------------------------------

(a)Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b)Includes $163 million of crude oil buy/sell transactions settled in cash in sales & operating revenues.
(c)Includes eliminations and consolidation adjustments.

----------------------------------------------------------------------------------------------------------
Segment Information                                       Exploration and Production
For the Three Months                              North America             International
Ended March 31, 2004                                                                                 Total
Millions of dollars                         U.S.      Canada  Total N.A. Asia    Other  Total Intl     E&P
----------------------------------------------------------------------------------------------------------
Sales & operating revenues                $ 299        $ 71     $ 370   $ 352     $ 57    $ 409     $ 779
Other income (loss) (a)                      10           -        10       1        1        2        12
Inter-segment revenues                      206          32       238     102        -      102       340
----------------------------------------------------------------------------------------------------------
Total                                       515         103       618     455       58      513     1,131
----------------------------------------------------------------------------------------------------------
Earnings from equity investments              -           -         -      10        -       10        10
----------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations  113          12       125     158       17      175       300
Earnings from discontinued operations (net)   3           -         3       -        -        -         3
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                         116          12       128     158       17      175       303
----------------------------------------------------------------------------------------------------------
Assets (at December 31, 2004)             3,307       1,376     4,683   3,661    1,007    4,668     9,351
----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                       Midstream   Geothermal          Corporate and Other          Total
                                          and                              Net   Environ-
                                       Marketing               Admin &  Interest mental &
                                          (b)                  General  Expense Litigation Other(c)
-----------------------------------------------------------------------------------------------------------
Sales & operating revenues                $ 980        $ 40       $ -     $ -      $ -     $ 22   $ 1,821
Other income (loss) (a)                       5          32         -       6        -        -        55
Inter-segment revenues                        2           -         -       -        -     (342)        -
----------------------------------------------------------------------------------------------------------
Total                                       987          72         -       6        -     (320)    1,876
----------------------------------------------------------------------------------------------------------
Earnings from equity investments             16           1         -       -        -       10        37
----------------------------------------------------------------------------------------------------------
Earnings (loss) from continuing operations   23          37       (27)    (32)     (16)     (18)      267
Earnings from discontinued operations (net)   -           -         -       -        -       (1)        2
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                          23          37       (27)    (32)     (16)     (19)      269
----------------------------------------------------------------------------------------------------------
Assets (at December 31, 2004)             1,303         573         -       -        -    1,874    13,101
----------------------------------------------------------------------------------------------------------

(a)Includes interest, dividends and miscellaneous income, and gain (loss) on sales of assets.
(b)Includes $252 million of crude oil buy/sell transactions settled in cash in sales & operating revenues.
(c)Includes eliminations and consolidation adjustments.

20.  Subsequent Event

On April 4, 2005, we entered into a merger agreement with ChevronTexaco Corporation ("ChevronTexaco") and Blue Merger Sub Inc., a direct wholly-owned subsidiary of ChevronTexaco. The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Unocal will merge with and into Blue Merger Sub, with Blue Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of ChevronTexaco. The aggregate consideration that Unocal stockholders will receive in the merger is structured as 75 percent stock and 25 percent cash. Unocal stockholders may elect to receive either 1.03 shares of ChevronTexaco stock, or $65 in cash or the combination of $16.25 in cash and 0.7725 of a share of ChevronTexaco common stock for each share of Unocal common stock; however, these elections will be subject to proration to preserve the overall mix of 75 percent of Unocal common stock being exchanged for ChevronTexaco common stock and 25 percent of Unocal common stock being exchanged for cash.

Consummation of the merger is subject to customary conditions, including approvals by our stockholders and certain regulatory agencies, such as the U.S. Federal Trade Commission ("FTC"). For additional information regarding the pending acquisition, refer to our current reports on Form 8-K, as amended, filed with the SEC on April 4 and April 7, 2005, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pending Merger with ChevronTexaco" in Item 2 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with Management's Discussion and Analysis in Item 7 of our 2004 10-K and the consolidated financial statements and related notes therein. Our 2004 10-K contains a discussion of other matters not included herein, such as disclosures regarding critical accounting policies and estimates, contractual obligations and our credit facilities and other financing sources. You should read the following discussion and analysis together with the cautionary statement under "Forward-Looking Statements" on page iii of this report.

                        PENDING MERGER WITH CHEVRONTEXACO

On April 4, 2005, we entered into a merger agreement with ChevronTexaco Corporation and Blue Merger Sub Inc., a direct wholly-owned subsidiary of ChevronTexaco. The following description of the merger and the merger agreement does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which has been filed as Exhibit 2.1 to our Form 8-K filed on April 7, 2005.

The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Unocal will merge with and into Blue Merger Sub and thereafter become a wholly-owned subsidiary of ChevronTexaco.

In the merger, each share of Unocal common stock issued and outstanding immediately prior to the effective time of the merger (other than shares as to which appraisal rights are properly asserted under Delaware law and shares owned by Unocal, ChevronTexaco or their respective wholly owned subsidiaries) will be converted into and become exchangeable, subject to proration as described below, for either:

o 1.03 shares of ChevronTexaco common stock, or
o $65.00 in cash, or
o the combination of $16.25 in cash and 0.7725 of a share of ChevronTexaco common stock,

as elected by holders of Unocal common stock. This election by holders of Unocal common stock is subject to the limitation that 75 percent of the outstanding shares of Unocal common stock will be exchanged for ChevronTexaco common stock and 25 percent of the outstanding shares of Unocal common stock will be exchanged for cash, with proration to be applied in the event of oversubscription.

As explained in our Form 8-K, filed on April 7, 2005, ChevronTexaco and Unocal have made customary representations and warranties in the merger agreement, which have been made solely for the benefit of the other party to the merger agreement and should not be relied on by any other person.

ChevronTexaco and Unocal have also made customary covenants and agreements in the merger agreement, including, among others, covenants:

     o that we will conduct our business in the ordinary course consistent with past practice during the interim period between the execution of the merger agreement and consummation of the merger,
o that we will not engage in certain kinds of transactions during such interim period,
o that we will cause a stockholders' meeting to be held to consider approval of the merger and the other transactions contemplated by the merger agreement, and
o that, subject to certain exceptions, our board of directors will recommend adoption by our stockholders of the merger agreement.

In addition, we made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

Consummation of the merger is subject to customary conditions, including:

o approval of the transaction by our stockholders,
o absence of any law or order prohibiting the completion of the merger,
o expiration or termination of the Hart-Scott-Rodino waiting period and certain other regulatory approvals,
o subject to certain exceptions, the accuracy of the representations and warranties of the other party,
o material compliance of the other party with its covenants, and
o the delivery of customary opinions from counsel to Unocal and counsel to ChevronTexaco that the merger will qualify as a tax-free reorganization for federal income tax purposes.

The merger agreement contains certain termination rights for both ChevronTexaco and Unocal, and further provides that, upon termination of the merger agreement under specified circumstances, Unocal may be required to pay ChevronTexaco a termination fee of up to $500,000,000.

                                    OVERVIEW

Our primary line of business is the exploration, development and production of natural gas, crude oil, condensate and natural gas liquids. Our principal operations are in North America and Asia. We are also a leading producer of geothermal energy in Asia. Other activities include ownership in proprietary and common carrier pipelines, natural gas storage facilities and the marketing of hydrocarbon commodities. Fluctuations in hydrocarbon commodity prices and the resulting impact on our realized prices for liquids and North America natural gas are a significant driver of our financial performance.

Some of our more significant operational highlights and other activities from the first quarter of 2005 are listed below:

o began crude oil and natural gas production from the Mad Dog field in the Gulf of Mexico in January 2005,
o began production in February from Phase 1 of the ACG crude oil project in the Azerbaijan sector of the Caspian Sea and continued progress on Phase 2 and 3 of the project,
o began natural gas production in March 2005 from the Moulavi Bazar field in Bangladesh,
o encountered hydrocarbons in an appraisal well drilled on the deepwater Mad Dog Southwest Ridge in the Gulf of Mexico, which was further delineated by three sidetracks, and
o completed the redemption of our outstanding 6-1/4% convertible junior subordinated debentures.

Commodity Prices and Operating Results

We continued to benefit from upward trending commodity prices during the first quarter of 2005. Our worldwide production increased by 5 percent in the first quarter of 2005 compared to the first quarter of 2004 primarily due to increased production from the West Seno project in Indonesia. Rising production costs will remain a challenge throughout the year as the entire service industry attempts to benefit from the higher commodity price environment through pricing increases.

The following table summarizes our net daily production and average prices for our North America and International Exploration and Production business units:

                                                           For the Three Months
                                                                 Ended March 31,
                                                           ---------------------
                                                                 2005      2004
--------------------------------------------------------------------------------
North America Net Daily Production
  Liquids (thousand barrels)
     U.S.                                                          57        55
     Canada                                                        16        17
--------------------------------------------------------------------------------
          Total liquids                                            73        72
  Natural gas - dry basis (million cubic feet)
     U.S.                                                         456       515
     Canada                                                        83        84
--------------------------------------------------------------------------------
          Total natural gas                                       539       599
North America Average Prices (excluding hedging activities) (a)
  Liquids (per barrel)
     U. S.                                                    $ 44.72   $ 32.66
     Canada                                                   $ 38.31   $ 28.51
          Average                                             $ 43.35   $ 31.71
  Natural gas (per mcf)
     U. S.                                                    $  5.26   $  5.04
     Canada                                                   $  5.69   $  5.38
          Average                                             $  5.32   $  5.09
--------------------------------------------------------------------------------
North America Average Prices (including hedging activities) (a)
  Liquids (per barrel)
     U. S.                                                    $ 44.46   $ 29.87
     Canada                                                   $ 38.31   $ 28.51
          Average                                             $ 43.15   $ 29.56
  Natural gas (per mcf)
     U. S.                                                    $  5.93   $  5.57
     Canada                                                   $  5.69   $  5.08
          Average                                             $  5.90   $  5.50
--------------------------------------------------------------------------------

(a) Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.

                                                           For the Three Months
                                                                 Ended March 31,
                                                           ---------------------
                                                                 2005      2004
--------------------------------------------------------------------------------
International Net Daily Production (a)
  Liquids  (thousand barrels)
     Asia                                                         76         66
     Other (b)                                                    20         20
--------------------------------------------------------------------------------
          Total liquids                                           96         86
  Natural gas - dry basis (million cubic feet)
     Asia                                                      1,011        884
     Other (b)                                                    10         25
--------------------------------------------------------------------------------
          Total natural gas                                    1,021        909
International Average Prices (c)
  Liquids (per barrel)
     Asia                                                     $45.50    $ 31.44
     Other                                                    $47.57    $ 32.12
          Average                                             $45.93    $ 31.57
  Natural gas (per mcf)
     Asia                                                     $ 3.40    $  2.97
     Other                                                    $ 5.26    $  4.29
          Average                                             $ 3.41    $  2.98
--------------------------------------------------------------------------------
Worldwide Net Daily Production (b)
  Liquids  (thousand barrels)                                    169        158
  Natural gas - dry basis (million cubic feet)                 1,560      1,508
  Barrels oil equivalent (thousands)                             429        409
Worldwide Average Prices (excluding hedging activities) (d)
  Liquids (per barrel)                                        $44.80    $ 31.64
  Natural gas (per mcf)                                       $ 4.08    $  3.83
Worldwide Average Prices (including hedging activities) (d)
  Liquids (per barrel)                                        $44.72    $ 30.64
  Natural gas (per mcf)                                       $ 4.28    $  4.00
--------------------------------------------------------------------------------

(a)  International production is presented utilizing the economic interest method.
(b)  Includes proportional interests in production of equity investees of:
                                                   Liquids         -          1
                                               Natural gas         -         15
                                    Barrels oil equivalent         -          4
(c)  International did not have any hedging activities.
(d) Excludes gains/losses on derivative positions not accounted for as hedges and ineffective portions of hedges.

                              CONSOLIDATED RESULTS

Our consolidated results are driven primarily by the results of our oil and gas exploration and production business segment. The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with the historical financial information provided in the consolidated financial statements and accompanying notes in Item 1 of this report and in Item 8 of our 2004 10-K. Our financial performance is highly dependent on commodity prices, our exploration success and our ability to develop and produce our proved reserves. Other factors such as, but not limited to, asset sales, insurance settlements, environmental and litigation costs may, from time to time, be important factors that impact our financial performance. The following table summarizes our consolidated net earnings for the quarters ended March 31, 2005 and 2004:

                                                          For the Three Months
                                                             Ended March 31,
                                                         -----------------------
Millions of dollars                                           2005         2004
--------------------------------------------------------------------------------
Earnings from continuing operations                          $ 449        $ 267
Earnings from discontinued operations                            5            2
--------------------------------------------------------------------------------
Net earnings                                                 $ 454        $ 269
================================================================================

Earnings From Continuing Operations
-----------------------------------
1st quarter earnings in 2005 increased $182 million, or 68 percent, vs. 1st quarter 2004 primarily due to the following factors:

Positive Variance Factors

o Higher worldwide commodity prices in 2005 increased net earnings by approximately $170 million.
o International production was higher in 2005 and contributed about $24 million in higher earnings, primarily from the West Seno project in Indonesia and our Thailand operations.
o Lower net interest expense due primarily to lower debt levels increased net earnings by approximately $15 million.
o After-tax environmental and litigation expenses were $13 million in 2005, compared with $23 million in 2004.
o Higher margins from our North America natural gas storage business increased net earnings by $12 million.
o Higher molybdenum margins from our minerals business increased net earnings by $11 million.

Negative Variance Factor

o Lower North America natural gas production reduced net earnings by about $20 million in 2005 due primarily to natural production declines.

Earnings From Discontinued Operations
-------------------------------------
Earnings from discontinued operations were $5 million and $2 million in the first quarters of 2005 and 2004, respectively. The first quarter of 2005 included an after-tax gain of $2 million related to the 1997 sale of our former West Coast refining, marketing and transportation assets. In addition, our needle coke business is classified as discontinued operations (see note 10 in Item 1 of this report). After-tax earnings from this business were $3 million and a loss of $1 million in the first quarters of 2005 and 2004, respectively. The first quarter of 2004 also included approximately $3 million after-tax from our operations in certain mineral fee producing properties that were sold in the second quarter of 2004.

Sales and Operating Revenues
----------------------------
1st quarter sales and operating revenues in 2005 increased by $336 million, or 18 percent, vs. 1st quarter 2004 primarily due to the following factors:

Positive Variance Factors

o Higher average commodity prices from our exploration and production activities increased sales revenues. Our worldwide average realized liquids price was $44.72 per Bbl, which was an increase of $14.08 per Bbl, or 46 percent, from 2004. Our average realized liquids price included losses from our hedging activities of 8 cents and $1.00 per Bbl in 2005 and 2004, respectively. Our worldwide average realized natural gas price was $4.28 per Mcf in 2005, which was an increase of 28 cents per Mcf, or 7 percent, from the $4.00 per Mcf, realized in 2004. Our average worldwide natural gas price included gains from our hedging activities of 20 cents and 17 cents per Mcf in 2005 and 2004, respectively.

o Sales and operating revenues from marketing activities were $895 million in the first quarter of 2005, compared with $833 million in the same period a year ago. During the first quarters of 2005 and 2004, approximately 21 percent and 28 percent, respectively, of sales and operating revenues were attributable to the resale of crude oil, natural gas and natural gas liquids purchased from outside parties by our Midstream and Marketing segment.
  These percentages in both periods included crude oil buy/sell transactions. Crude oil buy/sell amounts were primarily lower due to a significant decrease of volumes associated with these transactions, which was partially offset by higher crude oil prices (see crude oil buy/sell discussions in Item 8 of our 2004 10-K in the consolidated financial statements under notes 1 and 2). These marketing activities allowed us to better manage commodity-related risk by effectively transferring commodities from production locations to industry marketing centers with higher volumes of commercial activity and greater market liquidity.

o Higher International production increased sales revenues by approximately $70 million primarily due to increased production from the West Seno field in Indonesia and higher Thailand natural gas production compared to the first quarter of 2004.

Negative Variance Factor

o In North America, lower natural gas production reduced sales revenues by approximately $30 million. Most of the decline in the first quarter of 2005 was due to natural field declines.

Income Taxes
------------
Income taxes on earnings from continuing operations for the first quarter of 2005 was $247 million compared with $180 million for the first quarter of 2004. The effective income tax rate for the first quarter of 2005 was 35 percent compared with 40 percent for the first quarter of 2004. The overall lower effective tax rate is due primarily to tax related benefits accrued related to the sale of Unocal Bharat in the first quarter of 2005 (see note 4 in Item I of Part I of this report).

                            BUSINESS SEGMENT RESULTS

See note 19 to the consolidated financial statements in Item 1 of this report for additional details on our reportable segments. The following business segment results should be read in conjunction with the historical financial information provided in the consolidated financial statements and accompanying notes in Item 8 of our 2004 10-K, the consolidated results discussed earlier in this Item 2 and the business and properties descriptions in Items 1 and 2 of our 2004 10-K. Our operations are organized in the following business segments:

Exploration and Production
--------------------------
North America - Included in this category are our oil and gas operations in the United States and Canada.

Earnings from continuing operations totaled $172 million in the first quarter of 2005 compared to $125 million for the same period a year ago, which was an increase of $47 million. Higher natural gas and liquids prices contributed $75 million in higher earnings in the first quarter of 2005 compared with the same quarter a year ago. The positive impact from higher prices was offset by lower natural gas production in the first quarter of 2005 compared with the same period a year ago, which reduced after-tax earnings by approximately $20 million. North America natural gas production averaged 539 MMcf/d down from 599 MMcf/d in 2004. Most of the natural gas production decline was due to natural field declines primarily in the Gulf of Mexico.

International - Our International operations encompass oil and gas exploration and production activities outside of North America. Through our International subsidiaries, we operate or participate in production operations in Thailand, Indonesia, Myanmar, Bangladesh, the Netherlands, Azerbaijan and the Democratic Republic of Congo.

Earnings from continuing operations totaled $299 million in the first quarter of 2005 compared to $175 million in the first quarter of 2004. The increase was primarily due to higher liquids and natural gas prices, which increased net earnings by approximately $80 million and $15 million, respectively. In addition, higher production principally from Indonesia and Thailand contributed approximately $25 million to after-tax earnings. International liquids production averaged 96 MBbl/d in the current quarter, up from 86 MBbl/d a year ago, while natural gas production averaged 1,021 MMcf/d up from 909 MMcf/d in the same period a year ago.

Midstream and Marketing
-----------------------
The Midstream and Marketing segment is comprised of our equity interests in certain petroleum pipeline companies in the United States and Argentina, wholly-owned pipelines and terminals throughout the United States, our North America natural gas storage business and the organization that markets the majority of our worldwide liquids production and North American natural gas production. To market our U.S. production, the segment enters into various sale and purchase transactions, including crude oil buy/sell transactions, with unaffiliated oil and gas producing, refining, marketing and trading companies (see crude oil buy/sell discussions in the consolidated financial statements under notes 1 and 2). These transactions effectively transfer the commodities from production locations to industry marketing centers with higher volumes of commercial activity and greater market liquidity. These transactions allow us to better manage our commodity-related risks. Currently, these sale and purchase transactions represent a significant portion of the segment's U.S. crude oil sales and purchases. This marketing organization is also responsible for implementing commodity specific risk management activities on behalf of our exploration and production segment, and it conducts our trading activities involving hydrocarbon derivative instruments.

Earnings from continuing operations totaled $35 million in the current quarter compared to $23 million in the first quarter of 2004. The results for the current quarter reflect improved results from our natural gas storage business which added $12 million to net earnings.

The segment's sales and operating revenues were $1,135 million in the current quarter compared to $980 million in the same quarter a year ago. Included in these totals were sales from marketing activities totaling $895 million in the current quarter compared to $833 million in the same quarter a year ago, representing approximately 41 percent and 46 percent of our total sales and operating revenues for the first quarters of 2005 and 2004, respectively. Sales from marketing activities include buy/sell transactions. The increase in sales from marketing activities was primarily due to higher liquids and natural gas prices and increased sales volumes from gas storage.

Geothermal
----------
The Geothermal segment includes geothermal steam production for power generation, with operations in the Philippines and Indonesia. Geothermal activities also include the operation of geothermal steam-fired power plants in Indonesia and equity interests in natural gas-fired power plants in Thailand.

Earnings from continuing operations totaled $17 million in the current quarter compared to $37 million in the same period a year ago. The first quarter of 2004 included an after-tax gain of $21 million from the sale of our rights and interests in the Sarulla geothermal project on the island of Sumatra, Indonesia.

Corporate and Other
-------------------
Corporate and Other includes general corporate overhead, miscellaneous operations (including real estate, carbon and mineral businesses), other corporate unallocated costs (including environmental and litigation expenses) and net interest expense.

The results from continuing operations for the current quarter were a loss of $74 million compared to a loss of $94 million in the same period a year ago. Net interest expense for the current quarter was $15 million compared to $32 million in the same quarter a year ago. After-tax expenses for environmental and litigation matters for the current quarter were $13 million compared to $20 million in the same quarter a year ago. The current quarter reflected $8 million after-tax in higher results from our minerals business due primarily to higher margins attributable to molybdenum prices.

                         LIQUIDITY AND CAPITAL RESOURCES

Overview
--------
Cash and cash equivalents on hand totaled $1.68 billion at March 31, 2005, up from $1.16 billion at the end of 2004. As discussed earlier under "--Pending Merger with ChevronTexaco," we have agreed in our merger agreement with ChevronTexaco, among other things, that we will not engage in certain kinds of transactions during the interim period between the execution of the agreement and the consummation of the merger, including limitations on our ability to incur debt, issue securities and sell material assets. If we were to seek to engage in a restricted activity under these covenants, we would be required to obtain the prior consent of ChevronTexaco. Based on current commodity prices and current development projects, we do not anticipate that these contractual limitations will materially adversely affect our ability to satisfy our liquidity needs during this interim period and we expect that cash generated from operating activities, routine asset sales and cash on hand will be sufficient in 2005 to cover our operating and capital spending requirements, to make expected dividend payments and to pay down scheduled debt. In addition, we believe that our available borrowing capacity is sufficient to enable us to meet unanticipated cash requirements if needed.

Cash Flows from Operating Activities

Cash flows from operating activities was $908 million for the quarter ended March 31, 2005, compared with $750 million for the same period a year ago. The increase principally reflected the effects of higher worldwide commodity prices.

Capital Expenditures and Other Investing Activities

Capital expenditures were $419 million for the first quarter of 2005 compared with $360 million in the same period a year ago. The current period results reflected $30 million in higher U.S. expenditures and $25 million in higher International expenditures.

Asset Sales

Pre-tax proceeds from asset sales relating to continuing and discontinued operations were $96 million for the three month period ended March 31, 2005. The current year included pre-tax proceeds of $26 million from the sale of a subsidiary that held our equity interest in an exploration and production company in India. Our Molycorp subsidiary sold down its equity investment in a niobium operation in Brazil, from 40 percent to 35 percent for pre-tax proceeds of $31 million in cash. We also received pre-tax proceeds of $39 million from the sale of other miscellaneous assets and real estate properties.

Pre-tax proceeds from asset sales were $72 million for the three months ended March 31, 2004. We received $60 million from the sale of our rights and interests in the Sarulla geothermal project in Indonesia. We also received $12 million from the sale of various other properties, primarily in the Gulf of Mexico.

Long-term Debt

Unocal's total consolidated debt, including current maturities, was $2.73 billion at March 31, 2005, compared with $3.06 billion at the end of 2004. In the first quarter of 2005, we paid the Trust a combination of cash and Unocal common stock to retire the $242 million outstanding balance of the 6-1/4% convertible junior subordinated debentures (see note 14 for further detail). We also paid $77 million as full payment under the revolving portion of our Canadian dollar-denominated credit agreement. In addition, we paid $5 million in medium term notes that matured in the first quarter of 2005.

Other Financing Activities

In the first quarter of 2005, we received $95 million from the issuance of 2,788,862 shares of our common stock related to the exercise of existing stock options.

Off-Balance Sheet Arrangements - Sales of Accounts Receivables
--------------------------------------------------------------
Through a bankruptcy remote wholly-owned subsidiary, Unocal Receivables Corporation ("URC"), we had a sales agreement with an outside unrelated party that provides for the sale of up to $125 million of an undivided interest in domestic crude oil and natural gas trade receivables. We used this program as a low cost and readily available source of working capital. Details of this arrangement are provided in note 11 to the consolidated financial statements in
Item 8 of our 2004 10-K. At March 31, 2005, we had no outstanding balance under this program. We terminated this program effective April 15, 2005.

Environmental Matters
---------------------
We are committed to operating our business in a manner that is environmentally responsible. This commitment is fundamental to our core values. As part of this commitment, we have procedures in place to audit and monitor our environmental performance. In addition, we have implemented programs to identify and address environmental risks throughout our company.

Probable costs associated with identified and reasonably estimable environmental obligations have been accrued in a reserve for such obligations. Accruals are based on developments to date, our estimates of the outcomes of these matters and our experience in addressing these matters. As the scope of the liabilities becomes better defined, there will be changes in the estimates of future costs, which could have a material effect on our future results of operations, financial condition or liquidity. At March 31, 2005, our reserves for environmental remediation obligations totaled $243 million, of which $114 million was included in current liabilities. During the first quarter of 2005, cash payments of $17 million were applied against the reserves and $16 million was added to the reserves. We may also incur additional liabilities at sites where remediation liabilities are probable but future environmental costs are not presently reasonably estimable because the sites have not been assessed or the assessments have not advanced to stages where costs are reasonably estimable. At those sites where investigations or feasibility studies have advanced to the stage of analyzing feasible alternative remedies and/or ranges of costs, we estimate that we could incur possible additional remediation costs aggregating approximately $225 million.

The reserve amounts and estimated possible additional costs are grouped into the following four categories:

                                                          At March 31, 2005
                                                   -----------------------------
                                                                     Possible
Millions of dollars                                  Reserve    Additional Costs
--------------------------------------------------------------------------------
Superfund and similar sites                            $ 12            $ 15
Active Company facilities                                29              35
Company facilities sold with retained liabilities
  and former Company-operated sites                     103              80
Inactive or closed Company facilities                    99              95
--------------------------------------------------------------------------------
      Total                                            $243            $225
================================================================================

See notes 15 and 16 to the consolidated financial statements in Item 1 of this report for additional information on environmental related matters.

In the first quarter of 2005, we recorded provisions of $12 million for the "Company facilities sold with retained liabilities and former Company-operated sites" category. These provisions were primarily for sites that may have been contaminated by our former operations. The provisions were based on new and revised cost estimates that we identified during the first three months of 2005 for the remediation of approximately 55 service station, bulk plant and terminal sites and for the assessment and remediation of oil and gas fields in Central California.

In the first three months of 2005, our estimated possible additional remediation costs increased by $10 million for the "Company facilities sold with retained liabilities and former Company-operated sites" category. This increase was primarily for the cost of remediation that may be needed at oil and gas fields in Central California that we formerly operated.

Litigation and Other Contingencies
----------------------------------
We are also subject to contingent liabilities for existing and potential claims, lawsuits and other proceedings and tax and other matters. For a more detailed discussion on these matters, see Item 3 in Part I and note 23 to the consolidated financial statements included in Item 8 of Part II of our 2004 Form 10-K and Item 1 in Part II and note 16 to the interim financial statements included in Item 1 of Part I of this report.

                               OPERATIONS OUTLOOK

The following operations outlook is based upon our current expectations and beliefs. These statements are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those described, including the timing and effect of the anticipated consummation of our merger with ChevronTexaco or the effect on us if the merger is not consummated. Please see the cautionary statement under "Forward-Looking Statements" on page iii of this report and the "Risk Factors" in Item 7 of Part II of our 2004 10-K. This outlook discusses our current expectations regarding certain important operational activities for the remainder of 2005 and for other future time periods. It is not intended to be a complete discussion of all future operational activities.

Our profitability will continue to be significantly affected by crude oil and natural gas commodity prices. We expect energy prices to remain volatile for the remainder of 2005 due to a variety of fundamental and market perception factors including variability of the weather on a year-to-year basis, worldwide demand, crude oil and natural gas inventory levels, production quotas set by OPEC, current and future worldwide political instability, worldwide security and other factors. We have secured fixed price "hedges" to seek to mitigate some of that volatility, primarily relating to a portion of our 2005 North America natural gas and crude oil production.

In the first quarter of 2005, we initiated production from the first three major projects in our 2005 development pipeline - Mad Dog in the deepwater Gulf of Mexico, Phase 1 of the ACG crude oil project in the Azerbaijan sector of the Caspian Sea, and the Moulavi Bazar field in Bangladesh. We expect two other key development projects to move forward on schedule and begin production in 2005 - the K-2 field in the deepwater Gulf of Mexico and Phase 2 of the Thailand crude oil project.

Exploration and Production - North America
------------------------------------------
United States

o The Mad Dog field in the Gulf of Mexico, operated by BP, began production in January 2005. The K-2 field in the Gulf of Mexico, operated by Eni, is expected to begin production in the second quarter of 2005. The estimate of our net production for both the Mad Dog field and K-2 fields combined is expected to average about 4 MBOE/d to 6 MBOE/d in the second quarter of 2005, 8 MBOE/d to 10 MBOE/d in the third quarter of 2005, rising to an average of 10 MBOE/d to 12 MBOE/d in the fourth quarter of 2005. We have a
  15.6 percent working interest in the Mad Dog field and a 12.5 percent working interest in the K-2 field.

o Our deepwater Gulf of Mexico exploration and appraisal program continues in 2005. We are currently drilling the Knotty Head prospect in Green Canyon Block 512, a Miocene test, where we are drilling the well for the operator of record and have a 25 percent working interest in the well. Following Knotty Head, we plan to drill the St. Malo #3 well, which is an appraisal well to our 2003 St. Malo discovery in the Walker Ridge area. In addition, we are currently participating in drilling a Miocene test on the Chilkoot prospect in Green Canyon Block 320, operated by Kerr McGee Corporation. We also plan to participate in a follow-up well on the Puma discovery in Green Canyon Block 823 and Mad Dog Deep, a Paleogene test, in Green Canyon Block 826, both operated by BP, in the second quarter of 2005.

Exploration and Production - International
------------------------------------------
Asia

Thailand:

o Thailand's electricity market is expected to continue growing in 2005. Additional supplies of natural gas to meet that growth have been constrained by pipeline capacity. De-bottlenecking activities on the two existing pipelines in the Gulf of Thailand should allow us an opportunity for increased production in 2005, prior to the expected completion of a third pipeline in 2006.

o Start up of the Phase 2 development of the Thailand crude oil project is expected late in the second quarter of 2005 or early in the third quarter of 2005 with production ramping up to peak capacity by late third quarter. The average net production rate from Phase 2 is expected to be between 7 MBOE/d and 9 MBOE/d in the third quarter of 2005 and between 9 MBOE/d and 11 MBOE/d in the fourth quarter of 2005.

Indonesia:

o Development engineering and planning is continuing for multiple oil and gas discoveries in the deepwater Kutei Basin. The development strategy is to install two new deepwater production processing hubs, one at Gendalo and one at Gehem. These hubs will process oil and gas production for multiple satellite developments. The initial plans of development for both hubs are currently being prepared for submission to partners and the Government of Indonesia in 2005.

o We are also continuing to work on our evaluation for development feasibility at the Sadewa field, which is a candidate for early natural gas development because of its proximity to the shelf. Concept selection work has been completed and detailed design work has begun. The development concept is a natural gas and crude oil development from a shallow-water platform with extended reach wells towards targets in deep water.

Bangladesh:

o First production from the Moulavi Bazar field began in March 2005. This new field is expected to increase our net average production over 2004 levels in the country by 20 MBOE/d to 24 MBOE/d in the second quarter and 20 MBOE/d to 32 MBOE/d in the third quarter of 2005. This production outlook reflects higher volumes due partially to an increase in cost recovery that we expect to receive from the Jalalabad field because of new production from the Moulavi Bazar field. We anticipate the net average incremental production over 2004 levels in the fourth quarter of 2005 to be 9 MBOE/d to 15 MBOE/d due to the completion of cost recovery.

o Work continues to progress at the Bibiyana field which is planned to be developed in stages to provide Bangladesh with natural gas resources in the short, medium and long-term time frames. We currently expect first production by the end of 2006.

Other International

Azerbaijan:

o First production from Phase 1 of the ACG crude oil project began in the first quarter of 2005. Phase 1 is expected to deliver net average production of 5 MBOE/d to 7 MBOE/d in the second quarter of 2005 and 10 MBOE/d to 13 MBOE/d in the third and fourth quarters of 2005. Development on Phases 2 and 3 of the ACG crude oil project will continue in 2005. We have a 10.28 percent working interest in the AIOC project.

Midstream and Marketing
-----------------------
In parallel with the ACG crude oil project, the BTC crude oil pipeline is expected to be fully operational in the second half of 2005. The portions of the pipeline through Azerbaijan and Georgia are expected to be complete and ready for line-fill in the second quarter of 2005. The BTC pipeline will transport the crude oil from the ACG crude oil project to the Turkish port of Ceyhan and will have a capacity of 1 million Bbl/d. Our interest in this pipeline is 8.9 percent.

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

We use a variance-covariance value at risk model to assess the market risk of our hydrocarbon derivatives. Value at risk represents the potential loss in fair value we would experience on our hydrocarbon derivatives, as a result of commodity price changes using calculated volatilities and correlations over a specified time period with a given confidence level. Our risk model is based upon current market data and uses a three-day time interval with a 97.5 percent confidence level. The model includes offsetting physical positions for any existing hydrocarbon derivatives related to our fixed price pre-paid crude oil and pre-paid natural gas sales. The model also includes our net interests in our subsidiaries' crude oil and natural gas hydrocarbon derivatives and forward sales contracts. Based upon our risk model, the value at risk related to hydrocarbon derivatives held for hedging purposes was $24 million at March 31, 2005. Value at risk related to hydrocarbon derivatives held for non-hedging purposes was $1 million at March 31, 2005. See "Hydrocarbon Derivatives Tables."

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

We evaluated the potential effect that near term changes in interest rates would have had on the fair value of our interest rate risk sensitive financial instruments at March 31, 2005. Assuming a ten percent decrease in our weighted average borrowing costs at March 31, 2005, the potential increase in the fair value of our debt obligations and associated interest rate derivative instruments, including the debt obligations and associated interest rate derivative instruments of our subsidiaries, would have been $87 million at March 31, 2005.

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

From time to time, we may purchase foreign currency options or enter into foreign currency swap or foreign currency forward contracts to limit the exposure related to our foreign currency debt or other obligations. At March 31, 2005, we had various foreign currency forward contracts outstanding related to operations in Thailand. We evaluated the effect that near term changes in foreign exchange rates would have had on the fair value of our combined foreign currency position related to our outstanding foreign currency swaps, forward contracts and foreign-currency denominated debt. Assuming an adverse change of ten percent in foreign exchange rates at March 31, 2005, the potential decrease in fair value of the foreign currency swaps, foreign currency forward contracts and foreign-currency denominated debt for us would have been $31 million at March 31, 2005.

Hydrocarbon Derivatives Tables - The following tables set forth the future volumes and price ranges of hydrocarbon derivatives we held at March 31, 2005, along with the fair values of those instruments.

               Open Hydrocarbon Hedging Derivative Instruments (a)

                                                                                                        (Thousands of dollars)
                                                                                                              Fair Value Asset
                                                        2005         2006         2007    Thereafter            (Liability) (b)
------------------------------------------------------------------------------------------------------------------------------
Natural Gas Futures Positions
        Volume (MMBtu)                               430,000            -            -             -                    $ 646
        Average price, per MMBtu                      $ 6.50
        Volume (MMBtu)                           (23,320,000)           -            -             -                $ (20,881)
        Average price, per MMBtu                      $ 7.00
------------------------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
     Pay fixed price

        Volume (MMBtu)                             8,835,800    9,468,000    7,218,000     7,241,000                $ 141,891
         Average swap price, per MMBtu                $ 4.03       $ 3.44       $ 2.47        $ 2.52

     Receive fixed price
        Volume (MMBtu)                             9,635,000            -            -             -                $ (17,584)
        Average swap price, per MMBtu                 $ 6.22
------------------------------------------------------------------------------------------------------------------------------
Natural Gas Basis Swap Positions
        Volume (MMBtu)                               920,000            -            -             -                    $ 110
        Average price received, per MMBtu             $ 7.51
        Average price paid, per MMBtu                 $ 7.39
------------------------------------------------------------------------------------------------------------------------------
Crude Oil Futures Positions
        Volume (Bbls)                             (5,600,000)           -            -             -                $ (19,426)
        Average price, per Bbl                       $ 52.95
==============================================================================================================================

(a)  Futures positions reflect long (short) volumes.
(b)  Net claims against counterparties with non-investment grade credit ratings are immaterial.

             Open Hydrocarbon Non-Hedging Derivative Instruments (a)

                                                                                           (Thousands of dollars)
                                                                                                Fair Value Asset
                                                        2005         2006         2007           (Liability) (b)
-----------------------------------------------------------------------------------------------------------------

Natural Gas Futures Positions
  Volume (MMBtu)                                   1,100,000            -            -                   $ 2,395
  Average price, per MMBtu                            $ 7.11
  Volume (MMBtu)                                    (200,000)           -            -                  $ (1,929)
  Average price, per MMBtu                            $ 6.78
-----------------------------------------------------------------------------------------------------------------
Natural Gas Swap Positions
  Pay fixed price
    Volume (MMBtu)                                   310,000            -            -                   $ 3,436
    Average swap price, per MMBtu                     $ 6.96
  Receive fixed price
    Volume (MMBtu)                                   310,000            -            -                  $ (3,395)
    Average swap price, per MMBtu                     $ 7.00
-----------------------------------------------------------------------------------------------------------------
Natural Gas Spread Swap Positions

  Volume (MMBtu)                                  52,570,000    7,225,000            -                  $ (5,415)
  Average price paid, per MMBtu                       $ 0.40       $ 0.72          $ -
  Volume (MMBtu)                                  53,640,000    7,835,000      900,000                   $ 5,640
  Average price received, per MMBtu                   $ 0.40       $ 0.77       $ 1.26
-----------------------------------------------------------------------------------------------------------------
Natural Gas Option (Listed & OTC)
  Call Volume -Buy-(MMBtu)                         2,100,000            -            -                     $ (83)
  Average Call price                                  $ 7.35
  Call Volume -Sell-(MMBtu)                        7,050,000            -            -                    $ (217)
  Average Call price                                  $ 7.32
  Put Volume -Buy-(MMBtu)                          1,400,000            -            -                     $ (67)
  Average Put Price                                   $ 6.77
  Put Volume -Sell-(MMBtu)                         2,890,000            -            -                     $ 273
  Average Put Price                                   $ 5.53
-----------------------------------------------------------------------------------------------------------------
Natural Gas Spread Option (Over the Counter)
  NYMEX / IFERC (c)
   Put Volume (MMBtu)                              1,090,000            -                                  $ (11)
   Average Strike price                               $ 0.50
-----------------------------------------------------------------------------------------------------------------
Crude Oil Futures Positions
         Volume (Bbls)                             8,730,000      175,000            -                  $ 79,252
          Average price, per Bbl                     $ 48.67      $ 55.05
          Volume (Bbls)                           (8,625,000)    (175,000)           -                 $ (76,862)
          Average price, per Bbl                     $ 48.46      $ 53.02
-----------------------------------------------------------------------------------------------------------------
Crude Oil Option (Listed & OTC)
          Call Volumes -Buy-(Bbls)                         -            -            -                     $ (30)
          Average price, per Bbl                         $ -
          Call Volumes -Sell-(Bbls)                  400,000            -            -                    $ (472)
          Average price, per Bbl                     $ 56.00
          Put Volume -Buy-(Bbls)                           -            -            -                    $ (285)
          Average price, per Bbl                         $ -
          Put Volume -Sell-(Bbls)                          -            -            -                     $ 106
          Average price, per Bbl                         $ -
-----------------------------------------------------------------------------------------------------------------
Crude Oil Swap Positions
       Pay fixed price
          Volume (Bbls)                            6,885,000            -            -                  $ 90,989
          Average swap price, per Bbl                $ 37.82
       Receive fixed price
          Volume (Bbls)                            6,985,000            -            -                 $ (94,331)
          Average swap price, per Bbl                $ 36.23
=================================================================================================================

(a)  Futures positions reflect long (short) volumes.
(b)  Includes $10,705 thousand net claims against counterparties with non-investment grade credit ratings.
(c)  Prices quoted from the New York Mercantile Exchange (NYMEX) and Inside FERC Gas Report (IFERC).

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

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control processes from time to time in the future.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

See the information with respect to certain legal proceedings pending or threatened against Unocal previously reported in Item 3 of our 2004 10-K. The following is incorporated by reference: the information regarding the environmental remediation reserve and possible additional remediation costs in notes 15 and 16 to the consolidated financial statements in Item 1 of Part I of this report; the discussion of such amounts in the Environmental Matters section of Management's Discussion and Analysis in Item 2 of Part I; and the information regarding certain litigation and claims, tax matters and other contingent liabilities in note 16 to the consolidated financial statements in Item I of
Part I of this report.

Information with respect to recent development in certain previously reported proceedings is set forth below:

On March 21, 2005, we announced that Unocal and the plaintiffs finalized settlement of all lawsuits brought against Unocal by anonymous residents and former residents of the Tenasserim region of Myanmar. The settlement will compensate the plaintiffs and provide funds enabling plaintiffs and their representatives to develop programs to improve living conditions, health care and education and protect the rights of people from the pipeline region.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In January 2005, we issued 5,346,152 shares of our common stock, together with cash in lieu of fractional shares, upon conversion of 4,550,645 of the 6-1/4% convertible preferred securities of Unocal Capital Trust. The shares of common stock were not registered under the Securities Act of 1933, as amended (the "1933 Act"), in reliance upon the exemption from registration afforded by
Section 3(a)(9) of the 1933 Act, together with interpretations thereof by the staff of the Division of Corporation Finance of the SEC, for a security exchanged by the issuer with its existing security holders, of those of a subsidiary where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

Unocal Purchases of Equity Securities

The following table shows information regarding repurchases we made of our shares of common stock during the first quarter of 2005:

--------------------------------------------------------------------------------
                                                          Total #     Maximum #
                                                          of shares   of Shares
                                                          Purchased   That May
                                                          as Part of  Yet Be
                                      Total       Avg     Publicly    Purchased
                                    Number of    Price    Announced   Under the
                                     shares     Paid per  Plans or    Plans or
                   Period        Purchased (1)   share    Programs    Programs
--------------------------------------------------------------------------------
January 1 through January 31, 2005     33,589    $45.49     None
--------------------------------------------------------------------
February 1 through February 28, 2005   19,827    $51.21     None
--------------------------------------------------------------------   (2) (3)
March 1 through March 31, 2005         74,742    $60.62     None
--------------------------------------------------------------------
  Total                               128,158    $55.20     None
--------------------------------------------------------------------------------

1. During the first quarter, we cancelled 69,507 shares repurchased for the payment of withholding taxes due on restricted stock that vested under various employee restricted stock plans.

     During the first quarter, we purchased 58,651 shares in the open market and distributed these shares to employee participants in Unocal's savings plans, which are defined contribution plans with 401(k) features.

2. At March 31, 2005, the total authorized common stock repurchase program limit authorized by our board of directors was $459 million. There is no expiration date to this repurchase program. No purchases are currently planned under this program.

3. In 2004, our board of directors authorized the repurchase from time to time of shares of our common stock in order to offset the net number of shares of common stock issued by us upon the exercise or granting, as the case may be, of existing or subsequently issued stock options or shares of our restricted common stock. There is no expiration date to the repurchase program. The board authorized management to determine whether, and when, to effect any repurchases under this program and did not limit the aggregate dollar amount for any such repurchases. No purchases are currently planned under this program.

ITEM 6.  EXHIBITS.

The following exhibits are filed or furnished, as applicable, as part of this report:

2.1 Agreement and Plan of Merger, dated as of April 4, 2005, among Unocal Corporation, ChevronTexaco Corporation and Blue Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to Unocal's Current Report on Form 8-K dated April 7, 2005, and filed April 7, 2005, File No. 1-8483).

4.1 Amendment No. 4 to Rights Agreement, dated as of April 4, 2005, by and between Unocal Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 4.2 to Unocal's Form 8-A/A dated and filed April 7, 2005, File No. 1-8483).

10.1 Employment Agreement, effective February 8, 2005, by and between Unocal and Samuel H. Gillespie III (incorporated by reference to Exhibit 10.1 to Unocal's Current Report on Form 8-K dated March 31, 2005, and filed March 31, 2005, File No. 1-8483).

10.2 Form of 2005 Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 to Unocal's Current Report on Form 8-K dated February 8, 2005 and filed February 14, 2005, File No. 1-8483).

10.3 Form of 2005 Performance Shares Award Agreement (incorporated by reference to Exhibit 10.2 to Unocal's Current Report on Form 8-K dated February 8, 2005 and filed February 14, 2005, File No. 1-8483).

10.4 Form of 2005 Performance Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to Unocal's Current Report on Form 8-K dated February 8, 2005 and filed February 14, 2005, File No. 1-8483).

10.5     Unocal Nonqualified Retirement Plan A1 (incorporated by reference to
         Exhibit 10.4 to Unocal's Current Report on Form 8-K dated February 8, 2005, and filed February 14, 2005, File No. 1-8483).

10.6     Unocal Nonqualified Retirement Plan B1 (incorporated by reference to
         Exhibit 10.5 to Unocal's Current Report on Form 8-K dated February 8, 2005, and filed February 14, 2005, File No. 1-8483).

10.7     Unocal Nonqualified Retirement Plan C1 (incorporated by reference to
         Exhibit 10.6 to Unocal's Current Report on Form 8-K dated February 8, 2005, and filed February 14, 2005, File No. 1-8483).

10.8     Unocal Nonqualified Savings Plan (incorporated by reference to Exhibit
         10.7 to Unocal's Current Report on Form 8-K dated February 8, 2005, and filed February 14, 2005, File No. 1-8483).

12.1 Statement regarding computation of ratio of earnings to fixed charges of Unocal Corporation for the three months ended March 31, 2005 and 2004.

12.2 Statement regarding computation of ratio of earnings to fixed charges of Union Oil Company of California for the three months ended March 31, 2005 and 2004.

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



                                                  UNOCAL CORPORATION
                                                    (Registrant)

Dated:  May 5, 2005                               By:  /s/JOHN A. BRIFFETT
                                                  ------------------------------
                                                  John A. Briffett
                                                  Vice President and Comptroller
                                                  (Duly Authorized Officer and
                                                   Principal Accounting Officer)